Form 10-Q
period 1996-06-29
GROW BIZ INTERNATIONAL INC
filed 1996-08-13
CIK 908315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 29, 1996

                         Commission File Number 0-22012

                          GROW BIZ INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           Minnesota                                         41-1622691
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                         Identification Number)

                               4200 Dahlberg Drive
                          Golden Valley, MN 55422-4837
               (Address of Principal Executive Offices, Zip Code)

         Registrant's Telephone Number, Including Area Code 612/520-8500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes: X       No:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value, 6,249,194 shares outstanding as of August 8, 1996.




                          GROW BIZ INTERNATIONAL, INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                         PAGE

Item 1.     Financial Statements (Unaudited)

            Condensed Balance Sheets:                                       3
              June 29, 1996 and December 30, 1995

            Condensed Statements of Operations:                             4
              Three month periods ended
              June 29, 1996 and July 1, 1995
              Six month periods ended
              June 29, 1996 and July 1, 1995

            Condensed Statements of Cash Flows:                             5
              Six month periods ended
              June 29, 1996 and July 1, 1995

            Notes to Condensed Financial Statements                         6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          7 - 10


PART II.    OTHER INFORMATION                                             PAGE

            Items 1 through 3 and 5 have been omitted since all items are inapplicable or answers negative.

Item 4.     Submission of Matters to a Vote of Security-holders            11

Item 6.     Exhibits and Reports on Form 8-K

       (a.)   Exhibit
              Number:           Description:
              -------           ------------
                11            Statement of Computation of Per Share Earnings
                27            Financial Data Schedule

       (b.)  Reports on Form 8-K  --  None




                          GROW BIZ INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                  June 29, 1996 December 30, 1995
                                                                    -----------   -----------
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                      $   445,500   $   101,500
     Short-term investments                                             200,000       420,000
     Trade receivables, less allowance for doubtful
            accounts of $858,000 and $678,000                        15,770,100    16,372,200
     Inventories                                                      4,021,200     4,292,000
     Prepaid expenses and other                                       1,061,400       985,700
     Deferred income taxes                                            1,451,500     1,451,500
                                                                    -----------   -----------
                                       Total current assets          22,949,700    23,622,900

     Property and equipment, net                                      6,524,100     6,851,000

     Other assets, net                                                3,352,100     3,550,500
                                                                    -----------   -----------
                                                                    $32,825,900   $34,024,400
                                                                    ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Notes payable - bank                                           $ 1,200,000   $        --
     Accounts payable                                                 9,425,300     7,078,500
     Accrued liabilities                                                670,700     1,195,600
     Current maturities of long-term debt                               140,000       137,500
     Deferred franchise fee revenue                                   4,752,000     4,143,000
                                                                    -----------   -----------
                                      Total current liabilities      16,188,000    12,554,600

Long-Term Debt                                                          194,200       277,700

Shareholder's Equity:
     Common stock, no par, 10,000,000 shares authorized,
          6,319,993 and 6,958,468 shares issued and outstanding      11,486,900    17,033,000
     Retained earnings                                                4,956,800     4,159,100
                                                                    -----------   -----------

                                       Total shareholders' equity    16,443,700    21,192,100
                                                                    -----------   -----------
                                                                    $32,825,900   $34,024,400
                                                                    ===========   ===========


   The accompanying notes are an integral part of these financial statements.




                          GROW BIZ INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended           Six Months Ended
                                                 June 29, 1996  July 1, 1995  June 29, 1996 July 1, 1995
                                                   -----------   -----------   -----------   -----------
REVENUE:
     Merchandise sales                             $20,236,100   $23,576,900   $41,085,400   $45,376,500
     Royalties                                       3,744,600     2,893,900     6,977,500     5,251,900
     Franchise fees                                    972,600     1,211,500     1,737,100     2,217,500
     Advertising and other                              55,500        99,800       335,200       350,200
                                                   -----------   -----------   -----------   -----------
                     Total revenue                  25,008,800    27,782,100    50,135,200    53,196,100

COST OF MERCHANDISE SOLD                            18,267,900    21,525,100    37,065,700    41,422,800

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                             6,015,600     5,150,100    11,859,800    10,113,300
                                                   -----------   -----------   -----------   -----------

                      Income from operations           725,300     1,106,900     1,209,700     1,660,000

INTEREST INCOME, NET                                    43,600        77,400       102,300       140,500
                                                   -----------   -----------   -----------   -----------


                      Income before income taxes       768,900     1,184,300     1,312,000     1,800,500

PROVISION FOR INCOME TAXES                             301,400       466,000       514,300       710,000
                                                   -----------   -----------   -----------   -----------

NET INCOME                                         $   467,500   $   718,300   $   797,700   $ 1,090,500
                                                   ===========   ===========   ===========   ===========

NET INCOME PER COMMON SHARE                        $       .07   $       .10   $       .12   $       .15
                                                   ===========   ===========   ===========   ===========

WEIGHTED AVERAGE SHARES
OUTSTANDING                                          6,507,400     7,472,100     6,704,300     7,475,600
                                                   ===========   ===========   ===========   ===========


   The accompanying notes are an integral part of these financial statements.




                          GROW BIZ INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Six Months Ended
                                                                   June 29,        July 1,
                                                                     1996            1995
                                                                  -----------    -----------
OPERATING ACTIVITIES:
     Net income                                                   $   797,700    $ 1,090,500
     Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
             Depreciation and amortization                            863,400        849,800
             Deferred income tax benefit                                 --          (97,000)
             Change in operating assets and liabilities:
                         Trade receivables                            602,100     (2,938,000)
                         Inventories                                  270,800     (2,389,200)
                         Prepaid expenses and other                   (75,700)      (492,600)
                         Accounts payable                           2,346,800      2,670,900
                         Accrued liabilities                         (524,900)    (1,567,400)
                         Deferred franchise fee revenue               609,000       (294,000)
                                                                  -----------    -----------
                               Net cash provided by (used for)
                               operating activities                 4,889,200     (3,167,000)
                                                                  -----------    -----------

INVESTING ACTIVITIES:
     Redemption of short-term investments                             220,000      3,587,200
     Increase in other assets                                        (137,200)       (82,800)
     Purchases of property and equipment                             (200,900)    (1,418,200)
                                                                  -----------    -----------
                               Net cash provided by investing
                               activities                            (118,100)     2,086,200
                                                                  -----------    -----------

FINANCING ACTIVITIES:
     Proceeds from line of credit                                   1,200,000           --
     Payments on long-term debt                                       (81,000)      (129,600)
     Proceeds from stock option exercises                             106,700        234,900
     Repurchase of common stock                                    (5,652,800)          --
                                                                  -----------    -----------

                               Net cash provided by (used for)
                               financing activities                (4,427,100)       105,300
                                                                  -----------    -----------


INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                        344,000       (975,500)
Cash and cash equivalents, beginning of period                        101,500      1,106,900
                                                                  -----------    -----------
Cash and cash equivalents, end of period                          $   445,500    $   131,400
                                                                  ===========    ===========


   The accompanying notes are an integral part of these financial statements.





                          GROW BIZ INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   MANAGEMENT'S INTERIM FINANCIAL STATEMENT REPRESENTATION:

The accompanying condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information in the condensed financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

Revenues and operating results for the six months ended June 29, 1996 are not necessarily indicative of the results to be expected for the full year.

2.   ORGANIZATION AND BUSINESS:

Grow Biz International, Inc. (the `Company') offers licenses to operate retail stores using the service marks `Play it Again Sports', `Once Upon A Child', `Computer Renaissance', `Music Go Round' and `Disc Go Round'. In addition, the Company sells inventory to its franchisees through its buying group and operates retail stores. The Company has a 52/53 week year which ends on the last Saturday in December.

3.   SHAREHOLDERS' EQUITY:

Since 1995, the Company's Board of Directors has authorized the repurchase of up to 1,500,000 shares of the Company's common stock on the open market. As of June 29, 1996, the Company had repurchased 985,670 shares of its stock at an average price of $8.72 per share including 355,270 shares repurchased at an average price of $8.12 per share in the three months ended June 29, 1996.

4.   LITIGATION:

In December 1995, an early partner in the original Play It Again Sports store commenced an action against the Company relating to, among other things, the development of stores under a 1992 retail store agreement. The suit alleges breach of contract, fraud and misrepresentation, and violation of federal and state anti-racketeering (RICO) statutes. The plaintiff seeks monetary damages in excess of $50,000, treble damages under the RICO claim and, among other things, injunctive and declaratory relief. The Company believes the suit is without merit and intends to vigorously defend the action. When concluded, in the opinion of management, based upon information it presently possesses, the actions will not have a material adverse effect on the Company's financial position.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL

Following is a summary of the Company's franchising and corporate retail store activity for the three months ended June 29, 1996:


                                               TOTAL                               CONVERTED      TOTAL
                                              3/30/96      OPENED       CLOSED    TO CORPORATE   6/29/96
                                             ----------- ------------ ----------- ------------- -----------
Play It Again Sports(R)
   Franchised Stores - US and Canada              640          15        (11)           0            644
   Franchised Stores - Other International          8           0          0            0              8
   Corporate                                        4           0          0            0              4
   Other                                           22           0          0            0             22

Once Upon A Child(R)
   Franchised Stores - US and Canada              157           8         (1)          (1)           163
   Corporate                                        7           0          0            1              8

Computer Renaissance(R)
   Franchised Stores - US and Canada               44          14          0            0             58
   Corporate                                        5           0          0            0              5

Music Go Round(R)
   Franchised Stores - US and Canada                7           1          0            0              8
   Corporate                                        3           0          0            0              3

Disc Go Round(R)
   Franchised Stores - US and Canada               97           8          0            0            105
   Corporate                                        2           0          0            0              2
                                             ----------- ------------ ----------- ------------- -----------

                      Total                       996          46        (12)           0          1,030
                                             =========== ============ =========== ============= ===========


Following is a summary of the Company's franchising and corporate retail store activity for the six months ended June 29, 1996:


                                               TOTAL                               CONVERTED      TOTAL
                                              12/30/95     OPENED       CLOSED    TO CORPORATE   6/29/96
                                             ----------- ------------ ----------- ------------- -----------
Play It Again Sports(R)
   Franchised Stores - US and Canada             629           26        (11)           0            644
   Franchised Stores - Other International         8            0          0            0              8
   Corporate                                       4            0          0            0              4
   Other                                          21            1          0            0             22

Once Upon A Child(R)
   Franchised Stores - US and Canada             150           16         (2)          (1)           163
   Corporate                                       7            0          0            1              8

Computer Renaissance(R)
   Franchised Stores - US and Canada              39           19          0            0             58
   Corporate                                       5            0          0            0              5

Music Go Round(R)
   Franchised Stores - US and Canada               5            3          0            0              8
   Corporate                                       3            0          0            0              3

Disc Go Round(R)
   Franchised Stores - US and Canada              92           16         (3)           0            105
   Corporate                                       2            0          0            0              2
                                             ----------- ------------ ----------- ------------- -----------
                      Total                      965           81        (16)           0          1,030
                                             =========== ============ =========== ============= ===========




RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue:


                                                    Three Months Ended                       Six Months Ended
                                                 June 29,          July 1,              June 29,          July 1,
                                                  1996              1995                  1996             1995
                                                 -------           -------               -------          -------
Revenue:
Merchandise sales                                   80.9%             84.9%                 81.9%            85.3%
Royalties                                           15.0              10.4                  13.9              9.9
Franchise fees                                       3.9               4.4                   3.5              4.2
Advertising and other                                0.2               0.3                   0.7              0.6
                                                 -------           -------               -------          -------
          Total revenues                           100.0%            100.0%                100.0%           100.0%

Cost of merchandise sold                            73.0              77.5                  73.9             77.9
Selling, general and administrative expenses        24.1              18.5                  23.7             19.0
                                                  ------            ------                ------           ------
          Income from operations                     2.9               4.0                   2.4              3.1
Interest and other income, net                       0.2               0.3                   0.2              0.3
                                                 -------           -------               -------          -------
          Income before income taxes                 3.1               4.3                   2.6              3.4
Provision for income taxes                           1.2               1.7                   1.0              1.3
                                                 -------           -------               -------          -------
          Net income                                 1.9%              2.6%                  1.6%             2.1%
                                                 ========          ========              ========         ========


                Comparison of Three Months Ended June 29, 1996 to
                         Three Months Ended July 1, 1995

Revenues for the quarter ended June 29, 1996 totaled $25.0 million compared to $27.8 million for the comparable period in 1995. Merchandise sales consist of the sale of product to franchisees through the buying group and retail sales at the corporate-owned stores. For the second quarter of 1996 and 1995 merchandise sales were as follows:

                                      1996                      1995
                                      ----                      ----

Buying Group                      $   16,941,200            $   21,001,200
Retail Sales                           3,294,900                 2,575,700
                                  --------------            --------------
Merchandise Sales                 $   20,236,100            $   23,576,900
                                  ==============            ==============

Merchandise sales decreased to $20.2 million for the three months ended June 29, 1996 from $23.6 million for the same period in 1995, due primarily to the franchisees sourcing more product directly from vendors. In addition, buying group sales were affected by the flattening of sales in the in-line skate industry. The decrease in buying group sales was offset by a $700,000 increase in retail sales due primarily to the addition of four corporate-owned retail stores since the second quarter of 1995. Royalties increased to $3.7 million for the second quarter of 1996 from $2.9 million for the same period in 1995, due primarily to the expanding base of franchise stores. Franchise fees decreased to $972,600 in the second quarter of 1996 from $1.2 million in the second quarter of 1995, as a result of opening 46 franchise stores in the second quarter of 1996 as compared to 64 franchise stores in the second quarter of 1995.

Cost of merchandise sold decreased in the second quarter of 1996 to $18.3 million from $21.5 million for the same period last year as a result of the decrease in merchandise sales. Gross margin on merchandise sales improved to 9.7% from 8.7% due to an increase in the mix of merchandise sales at the corporate-owned retail stores, on which gross margin contributions are significantly higher. Selling, general and administrative expenses were $6.0 million or 24.1% of revenues in the second quarter of 1996 compared to $5.1 million or 18.5% of revenues for the same period in 1995. This increase is primarily the result of increased staff and related costs and increased advertising expenditures relating to franchise sales.

During the second quarter of 1996, the Company had net interest income of $43,600 as compared to net interest income of $77,400 in the second quarter of 1995. This decrease is primarily the result of a lower average balance of funds invested in short-term, high-grade investments.

Net income for the second quarter of 1996 decreased to $467,500 or $.07 per share compared to $718,300 or $.10 per share for the comparable period in 1995 as a result of the reasons discussed above.

                Comparison of Six Months Ended June 29, 1996 to
                          Six Months Ended July 1, 1995

Revenues for the six months ended June 29, 1996 were $50.1 million compared to $53.2 million for the comparable period in 1995. Merchandise sales consist of the sale of product to franchisees through the buying group and retail sales at the corporate-owned stores. For the first six months of 1996 and 1995 merchandise sales were as follows:

                                      1996                      1995
                                      ----                      ----

Buying Group                      $   34,600,200            $   40,571,200
Retail Sales                           6,485,200                 4,805,300
                                  --------------            --------------
Merchandise Sales                 $   41,085,400            $   45,376,500
                                  ==============            ==============

Merchandise sales decreased to $41.1 million for the six months ended June 29, 1996 from $45.4 million for the first six months of 1995 due primarily to franchisees sourcing more product directly from vendors. In addition, merchandise sales were affected by the flattening of sales in the in-line skate industry. The decrease in buying group sales was offset by a $1.7 million increase in retail sales at the corporate-owned retail stores. Royalty income increased to $7.0 million for the first six months of 1996 from $5.3 million for the same period last year as a result of the expanding base of stores in the franchise system. Franchise fees decreased to $1.7 million for the six months ended June 29, 1996 from $2.2 million for the same period in 1995, as a result of opening 80 franchise stores in the first half of 1996 as compared to 115 franchise stores in the same period of 1995.

Cost of merchandise sold decreased during the first six months of 1996 to $37.1 million from $41.4 million for the same period last year as a result of decreased merchandise sales. Gross profits on merchandise sales improved to 9.8% from 8.7% for the comparable period. This increase is the result of an increase in the mix of merchandise sales at the corporate-owned retail stores, on which gross margin contributions are significantly higher. Selling, general and administrative expenses increased to $11.9 million for the first six months of 1996 compared to $10.1 million last year as a result of expanding its facilities and staff in support of the five franchise concepts and increased advertising expenditures.

Net interest income was $102,300 for the six month period ending June 29, 1996, as compared to net interest income of $140,500 for the comparable period last year. This decrease is primarily the result of a lower average balance of funds invested in short-term, high-grade investments.

Net income for the first six months of 1996 decreased to $797,700 or $.12 per share compared to $1,090,500 or $.15 per share in 1995 as a result of the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Prior to its initial public offering in 1993, the Company relied on borrowings from banks, private equity financing and internally generated funds to meet its cash needs. From the initial public offering to the second quarter of 1996, the Company has relied on the proceeds of the offering and internally generated funds to finance its operation.

Operating activities provided $4.9 million in cash for the six months ended June 29, 1996 compared to utilizing $3.2 million for the same period in 1995. During the first six months of 1995, accounts receivable and inventory increased by $5.3 million and accrued liabilities decreased by $1.6 million, utilizing $6.9 million in cash. This was offset by an increase in accounts payable of $2.7 million. For the same period in 1996, accounts receivable and inventory decreased by $872,900 and accounts payable and deferred franchise fees increased by $3.0 million, providing cash of $3.9 million. This was offset by a $524,900 decrease in accrued liabilities. The net change in accounts receivable in the first six months of 1996 compared to 1995 is a result of franchisees sourcing more product on a direct basis and timelier payment by franchisees.

The Company's investing activities used net cash of $118,100 during the first six months of 1996 compared to providing cash of $2.1 million in 1995. In 1995, the Company redeemed $3.6 million of short-term investments that was offset by $1.4 million in purchases of property and equipment.

Financing activities used net cash of $4.4 million in the six months ended June 29, 1996 compared to providing cash of $105,300 for the first six months of 1995. This was due primarily to the repurchase of 663,700 shares of the Company's stock in the first six months of 1996. During the second quarter of 1996, the Company borrowed $1.2 million against its revolving line of credit.

Effective July 31, 1996, the Company entered into a $5.0 million committed revolving line of credit agreement replacing its previous $3.0 million discretionary line of credit. Borrowings against the line are due on demand (or July 31, 1997) and carry an interest rate of prime which was 8.25% at July 31, 1996.

The Company believes that its current cash position, cash generated from future operations, availability of line of credit borrowings and additional capacity for debt will be adequate to meet the Company's current obligations and operating needs.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

At the Annual Shareholders meeting held on May 14, 1996, the Company submitted to a vote of security-holders the following matters which received the indicated votes:

1.   Approving setting the number of members of the Board of Directors at seven.

                                                               Broker
     For:  6,205,125     Against:  6,289     Abstain:  5,368   Non-Vote:  0


2.   Election of Directors      FOR                  WITHHOLD AUTHORITY

     K. Jeffrey Dahlberg        6,207,644                   9,138

     Ronald G. Olson            6,208,169                   8,613

     Robert E. Thiner           6,206,014                  10,768

     Randel S. Carlock          6,208,424                   8,358

     Dennis J. Doyle            6,208,424                   8,358

     Robert C. Pohlad           6,207,724                   9,058

     Bruce C. Sanborn           6,208,224                   8,558

3. Approving the amendment to the Company's 1992 Stock Option Plan to increase the number of common shares authorized for issuance thereunder from 800,000 shares to 1,100,000 shares.

                                                               Broker
     For:  5,889,171     Against:  308,965   Abstain:  8,591   Non-Vote:  10,055


4. Ratifying the appointment of Arthur Andersen LLP as independent auditors for the current fiscal year.

                                                                 Broker
     For:  6,205,000     Against:  6,442     Abstain:  5,340     Non-Vote:  0



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       GROW BIZ INTERNATIONAL, INC.



Date:  August 9, 1996                  By: /s/ Ronald G. Olson
                                           Ronald G. Olson
                                           President and Chief Executive Officer



Date:  August 9, 1996                  By: /s/ Robert E. Thiner
                                           Robert E. Thiner
                                           Executive Vice President of Finance
                                           and Chief Financial Officer