Form 10-K
period 1996-12-28
GROW BIZ INTERNATIONAL INC
filed 1997-03-19
CIK 908315

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K
                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996      COMMISSION FILE NUMBER: 0-22012
                                   -----------

                          GROW BIZ INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter.)

           MINNESOTA                                            41-1622691
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

                 4200 Dahlberg Drive, Minneapolis, MN 55422-4837
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (612) 520-8500

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, no par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                           Yes [ X ]         No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant's Common Stock on January 31, 1997, as reported on the NASDAQ National Market System, was $19.9 million.

Shares of no par value Common Stock outstanding as of January 31, 1997:
6,257,044 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on April 30, 1997 have been incorporated by reference into Part III of this report.


ITEM 1:  BUSINESS

GENERAL

Grow Biz International, Inc., (the Company) is a franchise company that franchises five retail concepts which buy, sell, trade and consign merchandise. Each concept operates in a different industry and provides the consumer with 'ultra-high value' retailing. The Company began franchising the Play It Again Sports store concept in 1988 and, through a series of acquisitions, has expanded its operations.

         * In January 1992, the Company purchased certain assets and the operations of Sports Traders, Inc., a wholesaler to Play It Again Sports retail stores, for aggregate consideration of $1.9 million. Prior to this acquisition, Sports Traders, Inc. operated as an independent wholesaler and priced its merchandise at margins reflective of an independent wholesaler. Subsequent to this acquisition, the Company restructured the operations into a centralized buying group with the goal of creating a cost-effective inventory purchasing service to support the Company's franchise system. The buying group negotiates favorable discount terms with vendors and charges the franchisee a service fee, currently set at 4%. The service fee on merchandise purchased through the buying group is used to cover the cost of operating the buying group.

         * In March 1992, the Company purchased the assets and assumed the obligations of three Play It Again Sports retail stores for an aggregate purchase price of $908,000.

         * In November 1992, the Company purchased from Once Upon A Child, Inc. its franchising and royalty rights for an aggregate purchase price of $325,000. There were 22 retail stores in operation at the time of purchase, 11 of which have been exempted from paying royalty fees as part of the purchase agreement. The Company began franchising this concept in 1993.

         * In February 1993, the Company purchased certain assets of the retail operations of 'Hi Tech Consignments', which formed the basis of the Company's Music Go Round store concept, for an aggregate purchase price of $500,000. The Company began franchising this concept in 1994.

         * In April 1993, the Company purchased the retail and warehouse operations and the franchising and royalty rights of Computer Renaissance, Inc. for an aggregate purchase price of $672,000. The Company began franchising this concept in 1993.

         * In July 1994, the Company acquired certain assets and the franchising and royalty rights of CDX Audio Development, Inc., which formed the basis for the Company's Disc Go Round store concept, for an aggregate purchase price of $2,358,000. At the time of acquisition, there were 43 stores in operation under the name 'CD Exchange'. The Company changed the name and began franchising this concept in 1994.


Each of the Company's retail store concepts emphasize consumer value by offering quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers' used goods that have been outgrown or are no longer used. The stores also offer new merchandise to supplement their selection of used goods.

The Company's five store concepts are summarized as follows:

PLAY IT AGAIN SPORTS(R)

Play It Again Sports(R) stores sell, buy, trade and consign used and new sporting goods, equipment and accessories for a variety of athletic activities including hockey, in-line skating, golf and tennis. The stores offer a flexible mix of merchandise that is adjusted to adapt to seasonal and regional differences. Sales of used sporting goods are emphasized to provide the highest value to the customer. New merchandise is offered to supplement available used goods.

ONCE UPON A CHILD(R)

Once Upon A Child(R) stores sell and buy used and new children's clothing, toys, furniture and accessories. The Once Upon A Child(R) store concept primarily targets cost-conscious parents of children ages infant to twelve years with emphasis on children ages seven years and under. These customers have the opportunity to sell their used children's items to a Once Upon A Child(R) store when outgrown and to purchase quality used children's clothing, toys, furniture and accessories at prices lower than new merchandise.

COMPUTER RENAISSANCE(R)

Computer Renaissance(R) stores sell, buy, trade, consign and service used and new personal computers, printers and other computer equipment and related accessories. Customers of Computer Renaissance(R) are primarily individuals in the market for home computer equipment and small businesses. These same customers have the opportunity to sell their used computer equipment back to a Computer Renaissance(R) store when they are ready to upgrade their equipment.

MUSIC GO ROUND(R)

Music Go Round(R) stores sell, buy, trade and consign used and new musical instruments, speakers, amplifiers, music-related electronics and related accessories for parents of children who play musical instruments and professional and amateur musicians.

DISC GO ROUND(R)

Disc Go Round(R) stores sell and buy both used and new compact discs and related accessories. The concept primarily targets consumers who actively trade and collect compact discs. Most stores carry a variety of titles that appeal to all ages and musical tastes.

Following is a summary of the Company's franchising and corporate store activity for the fiscal year ended December 28, 1996:

                                             ---------- ------------ ---------- ------------- ------------ ------------- -----------
                                                                                                               STORES
                                                TOTAL                                             TOTAL       AWARDED,
                                              12/30/95     OPENED      CLOSED     CONVERTED     12/28/96      NOT OPEN      TOTAL
                                             ---------- ------------ ---------- ------------- ------------ ------------- -----------
Play It Again Sports(R)
   Franchised Stores - US and Canada             629         73         (26)          0            676           86          762
   Franchised Stores - Other International         8          0           0           0              8            0            8
   Corporate - Owned                               4          0           0           0              4            0            4
   Other                                          21          1           0           0             22            0           22

Once Upon A Child(R)
   Franchised Stores - US and Canada             150         35          (3)          0            182           55          237
   Corporate - Owned                               7          0           0          (1)             6            0            6

Computer Renaissance(R)
   Franchised Stores - US and Canada              39         68           0           1            108           82          190
   Corporate - Owned                               5          0           0          (1)             4            0            4

Music Go Round(R)
   Franchised Stores - US and Canada               5         15           0           0             20           13           33
   Corporate - Owned                               3          0           0           1              4            0            4

Disc Go Round(R)
   Franchised Stores - US and Canada              92         32         (10)          0            114           54          168
   Corporate - Owned                               2          0           0           0              2            0            2
                                               -----      -----       -----       -----          -----        -----        -----

                      Total                      965        224         (39)          0          1,150          290        1,440
                                               =====      =====       =====       =====          =====        =====        =====


FRANCHISING OVERVIEW

Franchising is a method of distributing goods and services. The franchisor typically develops a business concept and an operating system for the franchised business. Franchisees are granted rights to use the franchisor's service marks and must operate their businesses in accordance with the systems, specifications, standards and formats developed by the franchisor. Virtually all types of retail businesses are currently franchised, including clothing, computers and electronics, sporting goods and various specialty retail businesses.

BUSINESS STRATEGY

The Company's business strategy is to develop value-oriented retail concepts based on a mix of used and new merchandise and to implement these concepts through a nationwide franchise system that provides comprehensive support services to its franchisees. The key elements of this strategy include:

VALUE-ORIENTED MERCHANDISING

The Company's retail concepts provide value to consumers by purchasing and reselling used merchandise that consumers have outgrown or no longer use at substantial savings from the price of new merchandise. By offering a combination of high quality used and value-priced new merchandise, the Company benefits from consumer demand for value-oriented retailing. In addition, the Company believes that among national retail operations its retail store concepts provide a unique source of value to consumers by purchasing used merchandise. The Company also believes that the strategy of buying used merchandise increases consumer awareness of the Company's retail concepts.

FRANCHISE SUPPORT

The Company recognizes that its success depends on the economic success of its franchisees. Accordingly, the Company provides a comprehensive package of support services and assistance to franchisees, including advertising and marketing programs, point-of-sale computerized information systems, management training, store opening assistance and periodic field support visits. A central element of this support system is television advertising designed to build consumer awareness of the Company's used product concepts.

ACTIVE OWNER INVOLVEMENT

In the Company's experience, its retail concepts are most successful when the owner of the franchise is integrally involved in the management of a store. As a result, the Company generally grants franchises to someone who will directly operate their store.

FRANCHISE OPERATIONS

As a franchisor, the Company's success depends upon its ability to develop and support competitive and successful franchise concepts. The Company emphasizes the following areas of franchise support and assistance:

TRAINING

Each franchisee must attend the Company's training program regardless of prior experience. The training program is a two-part program. Soon after signing a franchise agreement, the franchisee is required to attend a new owner orientation training. This course covers basic management issues, such as preparing a business plan, evaluating insurance needs and obtaining financing. The Company's training staff assists each franchise in developing a business plan for their store with financial and cash flow projections. The second training session is centered on store operations. It covers, among other things, point of sale computer training, inventory selection and acquisition, sales, marketing and other topics selected by the Company. The franchisee is provided with an operations manual that is updated periodically by the Company. The Company provides, at a minimum, one operations person to assist the franchisee on the day before and the day of opening of the franchisee's store and has a field support program designed to assist franchisees in operating their stores.

PURCHASING

During training, each franchisee is taught how to evaluate, purchase and price used goods. In addition to purchasing used products from customers who bring used merchandise to the store, the franchisee is also encouraged to develop sources for purchasing used merchandise in the community. Play It Again Sports(R), Once Upon A Child(R), Music Go Round(R) and Disc Go Round(R) franchisees typically do not repair or recondition used products, but rather, purchase quality used merchandise that may be put directly on display for resale on an 'AS IS' basis. Computer Renaissance(R) franchisees offer repair and technical services. The Company has developed specialized computer point-of-sale systems for Once Upon A Child(R) stores that provide the franchisee with standardized pricing information to assist in the purchasing of used items.

Through 1996, the Company provided centralized buying for new products to the Play It Again Sports(R), Once Upon A Child(R), Music Go Round(R) and Disc Go Round(R) stores. The Company will continue to provide centralized buying services including credit and billing for the Play It Again Sports(R) franchisees. Upon credit approval, the Play It Again Sports(R) franchisees may order through the buying group, in which case, product is drop-shipped directly to the store by the vendor. The Company is then invoiced by the vendor and, in turn, the Company invoices the franchisee adding a 4% service fee.

Through 1996, Play It Again Sports(R), Once Upon A Child(R) and Computer Renaissance(R) franchisees had the option to purchase close-out and discontinued inventory through the Company's warehouse operation. This warehouse operation was phased out late in 1996. To provide each concept's franchisees a source of affordable new product, the Company has developed relationships with its core vendors and negotiated prices for our franchisees to take advantage of on a direct basis.

RETAIL ADVERTISING AND MARKETING

The Company requires its franchisees to implement a marketing program that uses television as a major, but not sole, medium to advertise both the buying and selling aspects of the Company's retail concepts. Advertising materials, in-store posters and pre-recorded 10, 15 and 30-second television commercials are provided by the Company to franchisees. Each Play It Again Sports(R), Once Upon A Child(R) and Disc Go Round(R) franchisee is required to spend at least 5% of its gross sales on approved advertising and marketing. Computer Renaissance(R) and Music Go Round(R) franchisees are required to spend at least 3% of gross sales on approved advertising and marketing. In addition to these required advertising expenditures, all franchisees are required to pay the Company an annual advertising production fee of $500. Franchisees are required to participate in regional cooperative advertising groups as designated by the Company.

COMPUTERIZED POINT-OF-SALE SYSTEMS

The Company requires franchisees to use a retail information management computer system in each store. Stores which were opened prior to April 1992 were not required to install the system. This computerized point-of-sale system is designed specifically for use in the retail stores franchised by the Company. This system includes a cash register, bar code printer and scanner, together with software modules for inventory management, cash management and customer information management. The system is designed to accommodate buying and consigning of used merchandise. The Company believes that this system provides franchisees with an important management tool that reduces errors, increases efficiencies and enhances inventory control. The Company provides the software, while the hardware is provided by a third-party vendor located on the Company's premises.

OTHER SUPPORT SERVICES

The Company assists each new franchisee in site location. A third party vendor provides design layouts and opening materials including pricing materials, stationery, signage, fixtures, slatwall and carpeting.

Personnel from the Company visit each store periodically, and, in most cases, a business appraisal is made to determine whether the franchisee is operating in accordance with the Company's standards. Additional communication with franchisees is made through weekly news updates, broadcast faxes and semi-annual conferences, which include trade shows.

FRANCHISE MARKETING

The Company has a franchise marketing program which seeks to attract prospective franchisees with experience in management and operations and an interest in being the owner and operator of their own business. The Company seeks franchisees who are college educated, who have a net worth of at least $300,000 and who have prior business experience.

DEVELOPMENT / FUTURE EXPANSION

The Company collects franchise fees when franchise agreements are consummated and recognizes the franchise fees as revenue when substantially all initial franchise services have been performed. Deferred franchise fee revenue was $4,143,000 and $4,269,000 representing fees relating to 346 and 290 stores sold but not open at December 30, 1995 and December 28, 1996, respectively. The majority of this backlog represents stores to be opened in the future under multiple store development agreements.

THE FRANCHISE AGREEMENT

The following summaries of certain provisions of the Company's current standard franchise agreement do not purport to be complete and are subject to, and are qualified in their entirety by reference to, all of the provisions of the franchise agreement. A copy of the current agreement has been filed as an exhibit to this Form 10-K. Except as noted, the franchise agreements used for each of the Company's business concepts are the same.

Each franchisee must execute the Company's franchise agreement and pay an initial franchise fee. At December 28, 1996, the franchise fee for Play It Again Sports(R) and Computer Renaissance(R) was $25,000 for an initial store and $20,000 for each subsequent store awarded to the same franchisee within the same concept. At December 28, 1996, the franchise fee for Once Upon A Child(R), Music Go Round(R) and Disc Go Round(R) was $20,000 for an initial store and $15,000 for each subsequent store awarded to the same franchisee within the same concept. Typically, the franchisee's initial store is open for business within 150 to 210 days from the date the franchise agreement is signed. Multiple franchise holders are generally required to open only one store per year. The franchise agreement has an initial term of 10 years, with subsequent 10-year renewal periods, and grants the franchisee an exclusive geographic area which will vary in size depending upon population and demographics. A renewal fee equal to the lesser of $5,000 or 25% of the then current initial franchise fee is payable to the Company 30 days prior to any franchise renewal. Under current franchise agreements, Play It Again Sports(R), Once Upon A Child(R) and Disc Go Round(R) franchisees are required to pay the Company weekly royalties equal to 5% of gross sales; Play It Again Sports(R) franchise agreements signed prior to April 1, 1992 require payment of a 3% royalty. The weekly royalties for Computer Renaissance(R) and Music Go Round(R) franchisees are equal to 3% of gross sales.

Each franchisee is required to pay the Company an annual advertising production fee of $500. Each Play It Again Sports(R), Once Upon A Child(R) and Disc Go Round(R) franchisee is required to spend 5% of its gross sales for advertising and promoting its franchised store. The Company has the option to increase the minimum advertising expenditure requirement for these franchises to 6% of the franchisee's gross sales, of which up to one-third, or 2%, would be paid to the Company as an advertising fee for deposit in an advertising fund. This fund would be managed by the Company and would be used for advertising and promotion of the franchise system. The Company expects to initiate this advertising fund when it determines that the respective franchise system warrants such an advertising and promotion program. Computer Renaissance(R) and Music Go Round(R) franchisees are required to spend at least 3% of gross sales for approved advertising. The Company has the option to increase the minimum advertising expenditure requirement for these franchises to 4% of the franchisee's gross sales, of which up to one-third, or 1 1/2%, would be paid to the Company as an advertising fee for deposit into an advertising fund.

Although the Company's franchise agreements contain provisions designed to assure the quality of a franchisee's operations, the Company has less control over a franchisee's operations than it would if it owned and operated the store. Under the franchise agreement, the Company has a right of first refusal on the sale of any franchised store, but is not obligated to repurchase any franchise.

INTERNATIONAL FRANCHISE EXPANSION

The Company began franchising the Play It Again Sports(R) concept internationally in 1991 and as of December 28, 1996, had 64 franchised stores open in Canada, eight in Germany and one in Australia. The Canadian stores are operated by franchisees under agreements substantially similar to those used for franchisees in the United States. In Europe, the Company has established a joint venture which acts as a master franchisor of the Play It Again Sports(R) concept.

During 1995, the Company also entered into a Master Franchise Agreement for development of the Play It Again Sports(R) concept in certain portions of Australia. Under this Master Franchise Agreement, the Company has granted to a master franchisee the right to subfranchise to others who will directly operate Play It Again Sports(R) stores.

COMPETITION

Retailing, including the sale of sporting goods, children's apparel, computer equipment, musical instruments and compact discs, is highly competitive. Many retailers have substantially greater financial and other resources than the Company. The Company's franchisees compete with established locally owned retail stores, discount chains and traditional retail stores for sales of new merchandise. Full line retailers generally carry little or no used merchandise and do not target the same markets as the Company's franchised stores. Resale, thrift and consignment shops and garage and rummage sales offer some competition to the Company's franchisees for the sale of used merchandise. The Company is aware of, and competes with, one franchisor of stores which sell new and used sporting equipment, one franchisor of stores which sell used and new children's clothing, toys and accessories and at least one franchisor of stores which sell used and new compact discs.

The Company and its franchisees may face additional competition as its franchise systems expand, and from additional competitors that may enter the used merchandise market. The Company believes that its franchisees will continue to be able to compete favorably with other retailers based on the strength of the Company's value oriented concepts, the name recognition associated with the Company's service marks and the national recognition gained by the Company's franchise concepts.

The Company also faces competition in connection with the sale of franchises. Prospective franchisees of the Company frequently evaluate other franchise opportunities before purchasing a franchise from the Company. The Company believes that its franchise concepts compete favorably with other franchises based on the fees charged by the Company, the Company's franchise support services and the performance of its existing franchise concepts.

GOVERNMENT REGULATION

Fifteen states and the Federal Trade Commission impose pre-sale franchise registration and/or disclosure requirements on franchisors. In addition, a number of states and the District of Columbia have statutes which regulate substantive aspects of the franchisor-franchisee relationship such as termination, nonrenewal, transfer, discrimination among franchisees and competition with franchisees.

Additional legislation, both at the federal and state levels, could expand pre-sale disclosure requirements, further regulate substantive aspects of the franchise relationship, and require the Company to file its franchise offering circulars with additional states and the United States Department of laws. The Company cannot predict the effect of future franchise legislation, but does not believe there is any legislation currently under consideration which would have a material adverse impact on its operations.

TRADEMARKS AND SERVICE MARKS

Grow Biz(R), Play It Again Sports(R), Once Upon A Child(R), Computer Renaissance(R), Music Go Round(R) and Disc Go Round(R), among others, have been registered as service marks by the Company with the United States Patent and Trademark Office (the "USPTO"). The Company believes these marks are of considerable value to its business and important to its marketing efforts. The Company intends to protect its service marks by appropriate legal action where and when necessary.

SEASONALITY

The Company's Play It Again Sports(R) and Once Upon A Child(R) franchise concepts have experienced higher than average sales volume during the spring months and during the back to school and holiday shopping seasons. This trend, along with the related impact of Company-operated retail stores revenue, results in higher than average royalty and merchandise revenue during the second, third and fourth quarter for the Company.

EMPLOYEES

As of December 28, 1996, the Company employed 184 full-time employees, of which 13 are franchise salespersons, 58 are franchise support personnel, 49 are administrative and 64 are retail sales staff. The Company also employs 64 part-time employees at its retail stores.


ITEM 2:  PROPERTIES

The Company owns its headquarters facility. In December 1996, the Company closed its warehouse activities previously located at an 18,000 square foot warehouse facility in Bloomington, Minnesota. The lease for this facility expires in January 1997. The Company believes that its executive space is sufficient to meet its current needs and for the near future.

The Company leases space for its 20 retail stores, typically for a fixed monthly rental and operating costs. One lease is due to expire in 1997, nine leases in 1998, six in 1999, one in 2000, one in 2001 and two in 2002.


ITEM 3:  LEGAL PROCEEDINGS

In 1995, an early partner in the original Play It Again Sports store commenced an action against the Company relating to, among other things, the development of stores under a 1992 retail store agreement. The suit alleges breach of contract, fraud and misrepresentation, and violation of federal and state anti-racketeering (RICO) statutes. The plaintiff seeks monetary damages in excess of $50,000, treble damages under the RICO claim and among other things, injunctive an declaratory relief. The Company believes the suit is without merit and intends to vigorously defend the action. When concluded, in the opinion of management, based upon information it presently possesses, the action will not have a material adverse affect on the Company's financial position.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.


ITEM 4A: EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers of the Company, who are elected by and serve at the discretion of the Company's Board of Directors, are as follows:

NAME                      AGE      POSITION
----                      ---      --------

K. Jeffrey Dahlberg       43       Chairman of the Board
Ronald G. Olson           56       President, Chief Executive Officer, Director
David J. Osdoba, Jr.      41       Vice President of Finance and Chief Financial
                                    Officer
Gaylen L. Knack           37       Vice President and General Counsel
Charles V. Kanan          45       President / Play It Again Sports(R)
Ted R. Manley             47       President / Once Upon A Child(R)
Michael E. Flynn          48       President / Computer Renaissance(R)
William L. Shell II       40       President / Music Go Round(R)
Brad D. Tait              47       President / Disc Go Round(R)
                                 ---------------

K. JEFFREY DAHLBERG has served as Chairman of the Board of Directors of the Company since January 1990. Mr. Dahlberg served as President and Chief Executive Officer of Dahlberg, Inc., a publicly-held manufacturer and distributor of hearing aids and franchisor of hearing aid retail stores, from June 1988 to December 1992 and as a director of Dahlberg, Inc. until July 1993. He has served as Chairman of the Board of Franchise Business Systems, Inc., a franchise consulting firm, since July 1988.

RONALD G. OLSON has served as President, Chief Executive Officer and a Director of the Company since January 1990. Mr. Olson has been President and Chief Executive Officer of Franchise Business Systems, Inc. since July 1988.

DAVID J. OSDOBA, JR. has served as Vice President of Finance and Chief Financial Officer of the Company since August 1996. From August 1993 through August 1996, Mr. Osdoba served as Corporate Controller of the Company. Mr. Osdoba was an independent financial and business consultant from January 1991 through July 1993. He was Chief Financial Officer for Harold Corporation, a Minneapolis based women's specialty retailer, from September 1987 to December 1990.

GAYLEN L. KNACK has served as Vice President and General Counsel of the Company since August 1996. From April 1991 through July 1996, Mr. Knack was a Principal in the Minneapolis law firm of Gray, Plant, Mooty, Mooty and Bennett, P.A.

CHARLES V. KANAN has served as President of Play It Again Sports(R) since January 1994. From December 1990 to December 1991 Mr. Kanan served as Vice President of Marketing, and from January 1992 to December 1993, he served as Executive Vice President, of Dahlberg, Inc.

TED R. MANLEY has served as President of Once Upon A Child(R) since December 1996 and General Manager since July 1994. Mr. Manley was Senior Vice President of Braun's Fashions Corporation, a women's retail clothing store chain, from November 1989 to June 1994.

MICHAEL E. FLYNN has served as President of Computer Renaissance(R) since December 1996 and General Manager since March 1995. Mr. Flynn was a divisional merchandise manager of electronics and luggage for the department store division of Dayton Hudson Corporation from August 1986 to March 1995.

WILLIAM L. SHELL II has served as President of Music Go Round(R) since December 1996 and General Manager since March 1996. From February 1993 to March 1996, Mr. Shell served as a member of the Company's management team focused on the development of the Computer Renaissance(R) and Music Go Round(R) concepts as well as Corporate-owned retail stores. Mr. Shell served as President and founder of Hi-Tech Consignments, the predecessor of Music Go Round(R) from November 1986 until February 1993. Prior to Hi-Tech Consignments, Mr. Shell was a marketing and sales executive in AT&T's computer division.

BRADLEY D. TAIT has served as President of Disc Go Round(R) since December 1996 and General Manager since March 1996. From February 1995 through February 1996, Mr. Tait was divisional Vice President of Merchandising for the mall store division of the Musicland Stores Corporation and Vice President of stores operations from January 1993 through January 1995.

The term of office of each executive officer is from one annual meeting of directors until the next annual meeting of directors or until a successor for each is elected.

There are no arrangements or understandings among any of the executive officers of the Registrant and any other person (not an officer or director of the Registrant acting as such) pursuant to which any of the executive officers were selected as an officer of the Registrant.


                                     PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.

The stock is traded on the NASDAQ National Market System under the symbol GBIZ. The table below sets forth the high and low bid prices of the Company's common stock as reported by NASDAQ for the periods indicated:

1996:        First       Second       Third       Fourth           1995:       First       Second       Third       Fourth
---------- ----------- ----------- ------------ -----------        --------- ----------- ----------- ------------ -----------
HIGH         11 1/4      8 1/8        9 3/4       10 1/2           HIGH       13 5/16      12 13/16      11         10 1/8
LOW          7 5/8      7 32/35      6 27/32      8 3/4            LOW           10        10 1/2       9 1/4         9

At March 5, 1997, there were 6,286,569 shares of common stock outstanding held by 296 shareholders of record. The Company has not paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. There were no unregistered sales of the Company's common stock in fiscal year ended 1996.

ITEM 6:  SELECTED FINANCIAL DATA.

The following table sets forth selected financial information for the periods indicated. The information should be read in conjunction with the financial statements and related notes discussed in Item 14, and Management's Discussion and Analysis of Financial Condition and Results of Operations discussed in Item 7.

                                                                                                          Pro Forma
                                                       Fiscal Year Ended(1)                           Fiscal Year Ended(2)
                                    ----------- ---------- ---------- ----------- ----------              -----------
                                     December    December   December   December    December                 December
                                     26, 1992    25, 1993   31, 1994    30, 1995   28, 1996                 31, 1994
                                    ----------- ---------- ---------- ----------- ----------              -----------
REVENUE:                              (in thousands, except per store data)
    Merchandise sales                 $23,175     $45,028   $ 71,425    $ 84,043   $ 71,737                 $ 71,914
    Royalties                           1,613       3,689      7,645      11,560     14,965                    7,805
    Franchise fees                      2,344       2,733      3,963       3,889      4,162                    4,015
    Advertising and other                 248         353        553         721        686                      603
                                      -------     -------   --------    --------   --------                 --------
        Total revenue                  27,380      51,803     83,586     100,213     91,550                   84,337
Cost of merchandise sold               21,686      41,695     65,479      76,192     63,856                   65,959
Selling, general and
administrative expenses                 4,920       9,331     15,889      20,980     23,636                   16,430
                                      -------     -------   --------    --------   --------                 --------
        Income from  operations           774         777      2,218       3,041      4,058                    1,948
Interest income (expense), net            (84)         (8)       478         296        195                      437
Equity in net loss of
unconsolidated affiliates                   -        (160)      (416)          -          -                     (416)
                                      -------     -------   --------    --------   --------                 --------
        Income before income
        taxes                             690         609      2,280       3,337      4,253                    1,969
Provision for income taxes                283         265        900       1,308      1,667                      778
                                      -------     -------   --------    --------   --------                 --------
Net income                           $    407    $    344  $   1,380   $   2,029  $   2,586                $   1,191
                                      =======     =======   ========    ========   ========                 ========
Net income per common share         $     .08  $      .06  $     .19     $   .28  $     .40                  $   .16
                                      =======     =======   ========    ========   ========                 ========
Weighted average shares
  outstanding(3)                        5,018       6,072      7,440       7,351      6,516                    7,440
                                      =======     =======   ========    ========   ========                 ========


BALANCE SHEET DATA:
    Working capital                  $    149    $ 16,915   $ 12,441    $ 11,068  $   8,516
    Total assets                        9,709      31,784     39,564      34,024     29,177
    Total debt                          2,431       1,728        615         415        264
    Shareholders' equity                1,109      19,848     21,685      21,192     17,698

SELECTED FINANCIAL RATIOS
    Return on average assets             7.5%        1.7%      3.9%        5.5%       8.2%
    Return on average equity            67.1%        3.3%      6.6%        9.5%      13.3%


(1) The Company's fiscal year ends on the last Saturday in December, which results in a 52 or 53-week year. Fiscal 1994 was 53 weeks. Fiscal 1995 and 1996 were 52 weeks.

(2) The Company acquired certain assets of CDX Audio Development, Inc. (CDX) on July 1, 1994. The pro forma information is presented as if these acquisitions occurred on December 26, 1993.

(3) See Note 2 of Notes to the Company's Financial Statements for an explanation of the determination of weighted average shares outstanding.



                          GROW BIZ INTERNATIONAL, INC.

              Unaudited Pro Forma Condensed Statement of Operations
                (dollars in thousands, except per share amounts)


                                                 For the Fiscal Year-Ended December 31,1994
                                             --------------------------------------------------

                                                              CDX      Adjustments
                                               Grow Biz    (Note a )     (Note b)        Pro Forma
                                             -----------  ----------   ------------    -------------
REVENUE:
    Merchandise sales                        $   71,425   $      489    $     --         $   71,914
    Royalties                                     7,645          160          --              7,805
    Franchise fees                                3,963           52          --              4,015
    Advertising and other                           553           50          --                603
                                             ----------   ----------    ----------       ----------
          Total revenue                          83,586          751          --             84,337
COST OF MERCHANDISE SOLD                         65,479          480          --             65,959
 SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                      15,889          371           170(1)        16,430
                                             ----------   ----------    ----------       ----------
           Income loss from operations            2,218         (100)         (170)           1,948
INTEREST EXPENSE  AND OTHER, net                     62         --             (41)(2)           21
                                             ----------   ----------    ----------       ----------
           Income loss before income taxes        2,280         (100)         (211)           1,969
PROVISION FOR INCOME  TAXES                         900          (40)          (82)(3)          778
                                             ----------   ----------    ----------       ----------
NET INCOME                                   $    1,380   $      (60)   $     (129)      $    1,191
                                             ==========   ==========    ==========       ==========
NET INCOME PER COMMON SHARE                  $      .19                                  $      .16
                                             ==========                                  ==========
SHARES USED IN PER COMMON
    SHARE COMPUTATION                         7,440,000                                   7,440,000
                                             ==========                                  ==========


                          GROW BIZ INTERNATIONAL, INC.

         Notes to Unaudited Pro Forma Condensed Statement of Operations

                   For the Fiscal Year Ended December 31, 1994

(a) Operations are for the period January 1, 1994 through the acquisition date (June 30, 1994).

(b) The pro forma condensed statement of operations gives effect to the following pro forma adjustments:

       (1) Represents amortization charges related to the intangible assets acquired as a part of the purchase.

       (2) Represents interest costs associated with the acquisition debt incurred.

       (3) Represents adjustments to reflect the necessary estimated net tax effects of the transactions and pro forma adjustments described herein using current tax rates.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following table sets forth selected information from the Company's Consolidated Statements of Operation expressed as a percentage of total revenue and the percentage changes in the dollar amounts from the prior period:

                                           -----------------------------------------------------------------------------------------
                                                                 Fiscal Year Ended
                                                  December 31,      December 30,     December 28,      Fiscal 1995       Fiscal 1996
                                                     1994              1995              1996           over 1994         over 1995
                                           -----------------------------------------------------------------------------------------
     Revenues
     Merchandise sales                               85.5%              83.9%              78.4%           17.7%           (14.6%)
     Royalties                                        9.1               11.5               16.3            51.2             29.4
     Franchise fees                                   4.7                3.9                4.6            (1.9)             7.0
     Advertising and other                            0.7                0.7                0.7            30.3             (4.8)
                                                    -----              -----              -----           -----             ----
              Total revenues                        100.0              100.0              100.0            19.9             (8.6)

 Cost of merchandise sold                            78.3               76.0               69.7            16.4            (16.2)
 Selling, general and
     administrative expenses                         19.0               20.9               25.9            32.7             12.7
                                                    -----              -----              -----           -----             ----
Income from operations                                2.7                3.1                4.4            37.1             33.4
 Interest and other income
     (expense), net                                  --                  0.2                0.2           377.4            (34.1)
                                                    -----              -----              -----           -----             ----
 Income before income taxes                           2.7                3.3                4.6            46.4             27.5
 Provision for income taxes                           1.1                1.3                1.8            45.3             27.5
                                                    -----              -----              -----           -----             ----
              Net income                              1.6%               2.0%               2.8%           47.1%            27.5%
                                                    =====              =====              =====           =====             ====

RESULTS OF OPERATIONS

REVENUES

Merchandise sales includes the sale of product to franchisees through the buying group and retail sales at the Company-owned stores as follows:

                                  1994             1995            1996
                             ---------------------------------------------------
          Buying Group       $ 63,708,400     $ 72,971,600     $ 58,437,100
          Retail Sales          7,716,700       11,071,500       13,299,700

Buying group sales decreased 19.9% in 1996 from 1995 after several years of revenue increases. This coincides with the strategic change initiated in 1995 of franchisees sourcing more new product directly from our suppliers. Buying group sales in 1997 are expected to remain consistent with the 1996 results as the Company will continue to provide the Play It Again Sports(R) franchisees with a source for purchasing new product. Retail sales at Company-owned stores increased 43.5% in 1995 over 1994 and 20.1% in 1996 over 1995 primarily as a result of opening or acquiring five Company-owned stores in 1995 and comparable store sales increase in 1996.

Royalties and franchise fees from franchising activities were as follows:

                                  1994              1995             1996
                             ---------------------------------------------------
          Royalties          $  7,644,600     $ 11,565,500      $ 14,964,800
          Franchise Fees        3,963,000        3,888,500         4,161,600

Royalties are a derivative of system wide retail sales and have increased by $3.9 million and $3.4 million in 1995 and 1996, respectively, as a result of opening additional franchise stores and of increases in comparable store sales.

Comparable store sales increases (decreases) and average store sales for stores open at least one year at December 28, 1996 for each of the five retail concepts are shown in the following table:

                                                     Comparable Store Sales
                                                   Increase (Decrease) from 1995        Average Store Sales
                                                   -----------------------------        -------------------
         Play It Again Sports(R)                              (.6%)                         $  437,000
         Once Upon A Child(R)                                13.8%                             303,000
         Computer Renaissance(R)                             31.4%                             880,000
         Music Go Round(R)                                    4.6%                             570,000
         Disc Go Round(R)                                      .5%                             235,000

Franchise fees are recognized as revenue essentially when the related franchise store opens. Store openings and related franchise fees have not changed drastically over the last three years. The 1996 increase is due to a higher average per store fee and the recognition of more transfer fees than in prior years.

COST OF MERCHANDISE SOLD

Cost of merchandise sold includes the cost of merchandise sold through the buying group and at Company-owned retail stores. Over the past three years, cost of merchandise sold as a percentage of the related revenue is shown in the following table:

                                1994              1995             1996
                              -------------------------------------------
         Buying Group           95.4%             95.1%            95.2%
         Retail Stores          60.4              61.4             61.7

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased $5.1 million from 1994 to 1995 and $2.7 million from 1995 to 1996. These increases are primarily the result of an increase in the number of personnel needed to support the growing franchise system and to related costs such as facilities, computer systems and travel expenses. As a percentage of revenue, selling, general and administrative expenses were 19.0% and 20.9% in 1994 and 1995, respectively, and increased to 25.9% of revenue in 1996 as a result of the reduction in merchandise sales. Operating expense increases in 1997 are anticipated to be more moderate than the increases experienced in the previous two years and as a percentage of revenue should be consistent with 1996.

NET INTEREST

Net interest income was $477,800, $295,500 and $194,700 in 1994, 1995 and 1996,
respectively. Interest income was earned on investments in short-term, high-grade investments and interest received on accounts receivable balances. Also included in interest income for 1994 is a gain of $62,000 resulting from early repayment of debt. The decrease in interest income in 1995 and 1996 was due to the Company having lower cash balances as a result of the repurchase of shares of the Company's common stock.

EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATES

During 1994, the Company wrote-off its investment in joint venture agreements in Mexico and Germany, resulting in a $416,000 loss.

PROVISION FOR INCOME TAXES

The provision for income taxes was at an effective rate of 39.5% for fiscal 1994, 39.2% for fiscal 1995 and 39.2% for fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the year with $1.4 million cash.

During the year ended December 28, 1996, the Company's operating activities provided $7.5 million of cash. This increase in cash available from operations, other than net income and depreciation, is primarily due to a $2.9 million reduction in receivables as franchisees source more product on a direct basis and a $1.6 million reduction in inventory as the Company has reduced its warehouse inventory levels, offset by a $1.4 million decrease in accounts payable.

During the year ended December 28, 1996, the Company's investing activities provided $65,300 in cash due to the redemption of $420,000 of short term investments offset by a nominal amount of capital expenditures.

The Company's use of $6.3 million from financing activities during 1996 was primarily due to the repurchase of 740,194 shares of the Company's common stock. In 1995, the Company announced its intention to buy back up to 500,000 shares of its common stock on the open market. In February 1996 and again in June 1996 the buy back was extended to include an additional 500,000 shares bringing the total shares the Company is authorized to buy back to 1,500,000. As of March 5, 1997 1,073,204 shares, at an average price of $8.68 per share had been purchased.

The Company has a $5.0 million committed revolving line of credit agreement which is due for renewal on July 31, 1997. Borrowings against the line are due on demand and carry an interest rate of prime which was 8.25% at December 28, 1996. At December 28, 1996, the Company had no borrowings against the line.

The Company believes that its current cash position, cash generated from future operations, availability of line of credit borrowings and additional capacity for debt will be adequate to meet the Company's current obligations and operating needs.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) has issued Statement No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Statement No. 123, "Accounting for Stock-Based Compensation". The Company has adopted statement No. 121 and has disclosed the impact of statement No. 123 in the footnotes to the financial statements.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          Grow Biz International, Inc.
                          Index to Financial Statements

         Balance Sheet                                                 Page 19
         Statement of Operations                                       Page 20
         Statement of Changes in Shareholders' Equity                  Page 21
         Statements of Cash Flows                                      Page 22
         Notes to Financial Statements                                 Page 23
         Report of Independent Public Accountants                      Page 31


                          GROW BIZ INTERNATIONAL, INC.

                                 Balance Sheets


                                                                                   December 30,         December 28,
                                                                                      1995                  1996
                                                                                ---------------------------------------
                                ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                    $    101,500         $  1,388,800
     Short-term investments                                                            420,000                   --
     Receivables, less allowance for doubtful accounts
         of $678,000 and $930,000                                                   16,372,200           13,171,400
     Inventories                                                                     4,292,000            2,716,000
     Prepaid expenses and other                                                        985,700              862,900
     Deferred income taxes (Note 8)                                                  1,451,500            1,726,400
                                                                                  ------------         ------------
                       Total current assets                                         23,622,900           19,865,500
                                                                                  ------------         ------------

NOTES RECEIVABLE                                                                            --              339,800

PROPERTY AND EQUIPMENT:
     Furniture and equipment                                                         5,418,100             ,553,100
     Building and building improvements                                              3,230,900            3,305,800
     Less - accumulated depreciation and amortization                               (1,798,000)          (2,879,600)
                                                                                  ------------         ------------
                       Property and equipment, net                                   6,851,000            5,979,300
                                                                                  ------------         ------------

OTHER ASSETS:
     Noncompete agreements and other, net of accumulated
         amortization of $2,228,200 and $2,788,600                                   2,415,500            1,855,200
     Goodwill, net of accumulated amortization of $78,200
         and $128,800                                                                1,135,000            1,136,700
                                                                                  ------------         ------------
                       Total other assets                                            3,550,500            2,991,900
                                                                                  ------------         ------------
                                                                                  $ 34,024,400         $ 29,176,500
                                                                                  ============         ============

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                              $  7,078,500        $  5,670,300
     Accrued liabilities                                                              1,195,600           1,275,800
     Current maturities of long-term debt (Note 7)                                      137,500             134,900
     Deferred franchise fee revenue                                                   4,143,000           4,269,000
                                                                                   ------------        ------------
                       Total current liabilities                                     12,554,600          11,350,000

LONG TERM DEBT (Note 7)                                                                 277,700             129,000

COMMITMENTS AND CONTINGENCIES (Notes 5 and 9)                                                --                  --

SHAREHOLDERS' EQUITY (Note 5)
     Undesignated stock, no par, 5,000,000 shares
         authorized,  no shares issued and outstanding                                       --                  --
     Common stock, no par, 10,000,000 shares authorized,
         6,958,468 shares issued and outstanding 1995
         6,263,444 shares issued and outstanding 1996                                17,033,000          10,952,900
     Retained earnings                                                                4,159,100           6,744,600
                                                                                   ------------        ------------
                       Total shareholders' equity                                    21,192,100          17,697,500
                                                                                   ------------        ------------
                                                                                   $ 34,024,400        $ 29,176,500
                                                                                   ============        ============



   The accompanying notes are an integral part of these financial statements.


                          GROW BIZ INTERNATIONAL, INC.

                            Statements of Operations


                                                                          Fiscal Year Ended
                                                                          -----------------
                                                           December 31,     December 30,     December 28,
                                                              1994             1995             1996
                                                     ------------------------------------------------------------

REVENUE
       Merchandise sales                                  $  71,425,100    $  84,043,100    $  71,736,800
       Royalties                                              7,644,600       11,560,500       14,964,800
       Franchise fees                                         3,963,000        3,888,500        4,161,600
       Advertising and other                                    553,100          720,700          686,400
                                                          -------------    -------------    -------------
                             Total revenues                  83,585,800      100,212,800       91,549,600

COST OF MERCHANDISE SOLD                                     65,478,600       76,191,400       63,855,600

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                                                15,889,500       20,980,300       23,636,200
                                                          -------------    -------------    -------------
                             Income from operations           2,217,700        3,041,100        4,057,800

INTEREST EXPENSE                                               (101,300)         (49,700)         (56,900)

INTEREST INCOME                                                 579,100          345,200          251,600

EQUITY IN NET LOSS OF UNCONSOLIDATED
     AFFILIATES (Note 10)                                      (416,000)              --               --
                                                          -------------    -------------    -------------
                             Income before income taxes       2,279,500        3,336,600        4,252,500

PROVISION FOR INCOME TAXES (Note 8)                             900,000        1,308,000        1,667,000
                                                          -------------    -------------    -------------
NET INCOME                                                $   1,379,500    $   2,028,600    $   2,585,500
                                                          =============    =============    =============


NET INCOME PER COMMON SHARE                               $        0.19    $        0.28    $        0.40
                                                          =============    =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING                           7,440,000        7,351,000        6,516,000
                                                          =============    =============    =============


   The accompanying notes are an integral part of these financial statements.


                          GROW BIZ INTERNATIONAL, INC.

                  Statements of Changes in Shareholders' Equity
  Fiscal years ended December 31, 1994, December 30, 1995 and December 28, 1996


                                                                                Common Stock
                                                                                ------------                Retained
                                                                        Shares              Amount          Earnings
                                                                      ---------------------------------------------------

BALANCE, December 25, 1993                                               7,079,250       $ 19,096,500      $    751,000
     Stock options exercised and related tax benefits                       73,500            347,000                 -
     Stock warrants exercised, net (Note 5)                                 51,112            111,000                 -
     Net income                                                                  -                  -         1,379,500
                                                                         ---------       ------------      ------------


BALANCE, December 31, 1994                                               7,203,862         19,554,500         2,130,500
     Repurchase of common stock (Note 5)                                  (321,900)        (2,939,700)                -
     Stock options exercised and related tax benefits                       76,506            418,200                 -
     Net income                                                                  -                  -         2,028,600
                                                                         ---------       ------------      ------------


BALANCE, December 30, 1995                                               6,958,468         17,033,000         4,159,100
     Repurchase of common stock (Note 5)                                  (740,194)        (6,266,100)                -
     Stock options exercised and related tax benefits                       45,170            186,000                 -
     Net income                                                                  -                  -         2,585,500
                                                                         ---------       ------------      ------------


BALANCE, December 28, 1996                                               6,263,444       $ 10,952,900      $  6,744,600
                                                                         =========       ============      ============


   The accompanying notes are an integral part of these financial statements.


                          GROW BIZ INTERNATIONAL, INC.

                            Statements of Cash Flows


                                                                                         Fiscal Year Ended
                                                                                         -----------------
                                                                        December 31,     December 30,       December 28,
                                                                            1994             1995              1996
                                                                      -------------------------------------------------------

OPERATING ACTIVITIES:
    Net income                                                         $ 1,379,500       $ 2,028,600        $ 2,585,500
    Adjustments to reconcile net income to net cash
    provided by (used for) operating activities -
        Depreciation and amortization                                    1,319,400         1,765,400          1,785,000
        Deferred income tax                                               (794,400)         (378,100)          (274,900)
        Equity in net loss of affiliates (Note 10)                         416,000                --                 --
        Change in operating assets and liabilities:
             Receivables                                                (5,630,700)          363,200          2,861,000
             Inventories                                                  (874,300)       (1,302,000)         1,576,000
             Prepaid expenses and other                                   (218,800)          263,300            122,800
             Accounts payable                                            3,762,000        (2,739,100)        (1,408,200)
             Accrued liabilities                                         1,919,900        (1,219,000)           116,700
             Deferred franchise fee revenue                              1,305,500          (747,000)           126,000
                                                                       -----------       -----------        -----------
                  Net cash provided by (used for)
                  operating activities                                   2,584,100        (1,964,700)         7,489,900
                                                                       -----------       -----------        -----------

INVESTING ACTIVITIES:
    Redemption of short-term investments                                 1,246,400         6,337,300            420,000
    Purchases of property and equipment, net                            (4,017,700)       (2,335,800)          (297,000)
    Increase in other assets                                              (459,900)         (164,900)           (57,700)
    Acquisitions (Note 4)                                               (2,358,000)               --                 --
                                                                       -----------       -----------        -----------
                  Net cash provided by (used for)
                  investing activities                                  (5,589,200)        3,836,600             65,300
                                                                       -----------       -----------        -----------

FINANCING ACTIVITIES:
    Payments on long-term debt, net                                     (1,136,900)         (214,800)          (151,300)
    Repurchase of common stock (Note 5)                                         --        (2,939,700)        (6,266,100)
    Proceeds from stock option and warrant exercises                       331,000           277,200            149,500
                                                                       -----------       -----------        -----------
                  Net cash used for financing activities                  (805,900)       (2,877,300)        (6,267,900)
                                                                       -----------       -----------        -----------

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                        (3,811,000)       (1,005,400)         1,287,300
CASH AND CASH EQUIVALENTS, beginning of period                           4,917,900         1,106,900            101,500
                                                                       -----------       -----------        -----------
CASH AND CASH EQUIVALENTS, end of period                               $ 1,106,900       $   101,500        $ 1,388,800
                                                                       ===========       ===========        ===========

SUPPLEMENTAL DISCLOSURES:
    Cash paid for interest                                             $   111,900       $    47,600        $    50,200
                                                                       ===========       ===========        ===========
    Cash paid for income taxes                                         $   151,000       $ 2,978,300        $ 1,831,500
                                                                       ===========       ===========        ===========


   The accompanying notes are an integral part of these financial statements.


                          GROW BIZ INTERNATIONAL, INC.
                        Notes to the Financial Statements
                     December 30, 1995 and December 28, 1996

1.   ORGANIZATION AND BUSINESS:

Grow Biz International, Inc. (the Company) offers licenses to operate retail stores using the service marks "Play It Again Sports(R)", "Once Upon A Child(R)", "Music Go Round(R)", "Computer Renaissance(R)" and "Disc Go Round(R)". In addition, the Company sells inventory to its franchisees through its "Buying Group" and operates retail stores. The Company has a 52/53-week fiscal year which ends on the last Saturday in December.

Since 1992, the Company acquired certain assets of the following entities with operating results included in the financial statements from the date of acquisition:

           Entity                                           Acquisition Year
           ------                                           ----------------
           Sports Traders, Inc. (Buying Group)                   1992
           Play It Again Sports retail stores (3)                1992
           Once Upon A Child, Inc.                               1992
           Hi Tech Consignments, Inc. (Music Go Round)           1993
           Computer Renaissance, Inc.                            1993
           CDX Audio Development, Inc. (Disc Go Round)           1994

2.   SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS SEGMENT INFORMATION

The Company is engaged in principally one business segment -- developing, licensing, franchising and servicing a system of retail stores which buy, sell, trade and consign used and new products.

CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost which approximates fair value.

SHORT-TERM INVESTMENTS

Short-term investments consist primarily of short-term marketable securities which are stated at cost, which approximates market.

INVENTORIES

The Company values its inventories at the lower of cost or market, as determined by the first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation and amortization for financial reporting purposes is provided on the straight-line method. Estimated useful lives used in calculating depreciation and amortization are: five years for furniture and equipment, thirty-five years for building and building improvements and the shorter of the lease term or useful life for leasehold improvements. Major repairs, refurbishments and improvements which significantly extend the useful lives of the related assets are capitalized. Maintenance and repairs, supplies and accessories are charged to expense as incurred.

OTHER ASSETS

Other assets consist primarily of covenants not to compete which are being amortized on a straight-line basis over the terms of the agreements which range from 3 to 10 years. Goodwill is being amortized on a straight-line basis over 15 to 40 years.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The ultimate results could differ from those estimates. The most significant area which requires the use of management's estimates relates to the determination of the allowance for doubtful accounts.

REVENUE RECOGNITION

The Company collects franchise fees when franchise agreements are consummated and recognizes the franchise fees as revenue when substantially all initial franchise services have been performed. The Company had deferred franchise fee revenue of $4,143,000 and $4,269,000 at December 30, 1995 and December 28, 1996,
respectively. The Company collects royalties from each franchise based on retail store gross sales. The Company recognizes royalties as revenue when earned.

Through July 1, 1995, the Company paid commissions when franchise agreements were consummated. The Company deferred recognition of the commission expense until the corresponding revenue was recognized. Deferred commission expense was $347,800 and $133,100 at December 30, 1995 and December 28, 1996, respectively, and is included in prepaid expenses and other in the accompanying balance sheets. Subsequent to July 1, 1995, compensation consists of a base salary and a non-refundable commission that is paid and expensed one-half upon awarding a franchise and one-half when the store opens.

NET INCOME PER COMMON SHARE

Net income per common share was computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents from the exercise of stock options and warrants using the treasury stock method.

RECLASSIFICATION

Certain 1994 and 1995 amounts in the financial statements have been reclassified to conform with the 1996 financial statement presentation. These reclassifications have no effect on net income or shareholders' equity as previously reported.

3.   RECEIVABLES:

The Company's receivables consisted of the following:

                             December 30, 1995         December 28, 1996
                            ----------------------------------------------
         Trade (Net)            $ 15,092,000              $ 10,848,600
         Royalty                   1,077,100                 1,709,000
         Other                       203,100                   612,800
                                ------------              ------------
                                $ 16,372,200              $ 13,171,400
                                ============              ============

As part of its normal course of business, the Company requires Standby Letters of Credit as collateral for a portion of its trade receivables from its first-year and second-year stores.

4.   ACQUISITIONS:

PURCHASE OF CERTAIN ASSETS OF CDX AUDIO DEVELOPMENT, INC.

In 1994, the Company purchased certain assets and the franchising rights and assumed certain obligations of CDX Audio Development, Inc., a Company which offered licenses to operate retail stores under the "CD Exchange" service marks. At the time of acquisition there were 43 stores in operation. The Company paid cash of $2,358,000. This included assets of $2,559,500 and the assumption of liabilities totaling $201,500 associated with future obligations to provide services to open additional franchise locations. Of the $2,358,000 total purchase price, $1,209,000 was allocated to the value of existing franchise agreements and $1,149,000 to goodwill and other intangible assets. The statements of operations include the operations of certain assets of CDX Audio Development, Inc. from the acquisition date. The following are the unaudited pro forma results of operations for 1994, as if the above acquisition had occurred at the beginning of the year:
                                                      December 31,
                                                          1994
                                                  -----------------
         Revenue                                     $ 84,337,000
         Net income                                     1,191,000
         Net income per common share                 $        .16

5.   SHAREHOLDERS' EQUITY:

REPURCHASE OF COMMON STOCK

Since November 1995, the Company's Board of Directors authorized the repurchase of up to 1,500,000 shares of the Company's common stock on the open market. As of December 28, 1996, the Company had repurchased 1,062,094 shares of its stock at an average price of $8.67 per share including 740,194 shares repurchased at an average price of $8.47 per share in the year ended December 28, 1996.

STOCK OPTION PLANS

The Company has authorized up to 1,100,000 shares of common stock be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company's 1992 Stock Option Plan (the Plan). Grants can be made by the board of directors or a board-designated committee at a price of not less than 100% of the fair market value on the date of grant. If an incentive stock option is granted to an individual who owns more than 10% of the voting rights of the Company's common stock, the option exercise price may not be less than 110% of the fair market value on the date of grant. The term of the options may not exceed ten years after the date of grant, except in the case of nonqualified stock options, whereby the terms are established by the board of directors or a board-designated committee. Options may be exercisable in whole or in installments, as determined by the board of directors or a board-designated committee.


Stock options granted and exercised under the plan as of December 28, 1996 are as follows:

                               Number of Shares           Price Range
Outstanding at December 31, 1994    567,375    $    2.00      -   $   14.50
     Granted                         96,000        10.50      -       12.38
     Exercised                      (68,300)        2.00      -       10.00
     Forfeited                       (6,500)        2.00      -       10.63
                                    -------    ---------          ---------
Outstanding at December 30, 1995    588,575         2.00      -       14.50
     Granted                        357,000         7.25      -        9.00
     Exercised                      (38,750)        2.00      -       10.00
     Forfeited                     (190,700)        8.00      -       12.38
                                    -------    ---------          ---------
Outstanding at December 28, 1996    716,125         2.00      -       14.50
                                    =======    =========          =========

Exercisable at December 28, 1996    358,750    $    2.00      -   $   14.50
                                    =======    =========          =========

The Company sponsors a Stock Option Plan for Nonemployee Directors (the `Nonemployee Directors Plan') and reserved a total of 100,000 common shares for issuance to directors of the Company who are not employees. The Nonemployee Directors Plan provides that each director who is not an employee of the Company will receive an option to purchase 25,000 common shares upon initial election as a director at a price equal to the fair market value on the date of grant. Each option granted under the Nonemployee Directors Plan vests and becomes exercisable in five equal increments of 5,000 shares, beginning one year after the date of grant. During 1995, these options were cancelled and reissued as described below.

The Company sponsors an Employee Stock Purchase Plan (`Employee Plan') and reserved 100,000 shares of the Company's common stock for issuance to employees who elect to participate. Under the Employee Plan, options are granted in one-year phases which may be exercised at the end of each phase. The option price will be 85% of the fair market value of such common stock on the commencement date or termination date of the phase, whichever is lower. During 1996, the Company issued 6,420 shares under the plan at a price of $6.85. As of December 28, 1996, contributions have been received for the issuance of 8,550 shares under phase three.

NONPLAN OPTIONS

The Company has granted options to four non-employee directors. Each director received an option to purchase 25,000 shares of the Company's common stock at $10 per share. Each option granted vests and becomes exercisable in increments through 1998. During 1994, options were exercised for 5,000 shares; of the remaining options 55,000 were exercisable at December 28, 1996.

SFAS NO. 123

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized in the Statement of Operations.

The fair value of each option granted subsequent to January 1, 1995, in accordance with FASB Statement No. 123, was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 6.07% to 7.93% in 1995 and 6.01% to 6.81% in 1996, expected life of five years for 1995 and two to five years for 1996; expected volatility of 47.05% to 56.01% in 1995 and 39.78% to 44.59% in
1996.

Based on the above assumptions, the Company's net income and net income per common share would have been reduced to the following pro forma amounts:

                                                   1995                1996
                                               --------------------------------
Net Income:                     As Reported    $ 2,028,600         $ 2,585,500
                                Pro Forma        1,876,500           2,269,984

Net Income Per Common Share:    As Reported    $       .28         $       .40
                                Pro Forma              .26                 .35

WARRANTS

In connection with a 1992 private placement, there are outstanding warrants to purchase 75,000 shares of the Company's common stock at $10.00 per share. The warrants expire in 1998.

6.   NOTE PAYABLE:

The Company has a $5.0 million committed revolving line of credit agreement which is due for renewal on July 31, 1997. Borrowings against the line are due on demand and carry an interest rate of prime which was 8.25% at December 28, 1996. At December 28, 1996, the Company had no borrowings against the line.

7.   LONG-TERM DEBT:

The Company's long-term debt consisted of the following:

                                                                                December 30,          December 28,
                                                                                    1995                  1996
                                                                                ------------------------------------
         Note payable, interest imputed at 8.0%
              four quarterly payments of $40,688 due beginning
              April of 2001 through January 2002                                 $     92,600         $     92,600
         Other notes payable                                                          322,600               71,300
                                                                                 ------------         ------------
                         Total debt                                                   415,200              263,900
         Less - current maturities                                                    137,500              134,900
                                                                                 ------------         ------------
                         Total long-term debt                                    $    277,700         $    129,000
                                                                                 ============         ============

Future maturities of total debt are $134,900 in 1997, $36,400 in 1998 and $92,600 thereafter.

8.   INCOME TAXES:

Components of the provision for income taxes are as follows:

                                                             December 31,         December 30,         December 28,
                                                                1994                 1995                 1996
                                                          ----------------------------------------------------------
Currently payable:
         Federal                                           $  1,553,400          $  1,511,100          $  1,701,300
         State                                                  141,000               175,000               240,600
                                                           ------------          ------------          ------------
              Subtotal                                        1,694,400             1,686,100             1,941,900
         Deferred income tax benefit                           (794,400)             (378,100)             (274,900)
                                                           ------------          ------------          ------------
              Total tax provision                          $    900,000          $  1,308,000          $  1,667,000
                                                           ============          ============          ============


The effective tax rate differs from the federal statutory rate due primarily to the following:

                                                             December 31,          December 30,            December 28,
                                                                1994                  1995                    1996
                                                          -------------------------------------------------------------
         Federal statutory rate                                 34.0%                 34.0%                   34.0%
         State income taxes, net of federal benefit              4.1                   3.4                     3.7
         Nondeductible meals and entertainment                   2.1                   1.1                     0.8
         Tax exempt interest income                             (3.1)                 (0.9)                      -
         Other, net                                              2.4                   1.6                     0.7
                                                                ----                  ----                    ----
                                                                39.5%                 39.2%                   39.2%
                                                                ====                  ====                    ====

Deferred income taxes are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than they are reported for financial reporting. The components of the deferred tax asset are as follows:

                                              December 30,          December 28,
                                                  1995                  1996
                                            ------------------------------------
         Deferred franchise fees              $   902,800          $   929,500
         Accounts receivable reserves             373,200              470,600
         Inventory reserves                       123,100               35,500
         Other                                     52,400              290,800
                                              -----------          -----------
              Net deferred tax asset          $ 1,451,500          $ 1,726,400
                                              ===========          ===========

9.   COMMITMENTS AND CONTINGENCIES:

EMPLOYEE BENEFIT PLAN

The Company provides a 401(k) Savings Incentive Plan which covers substantially all employees. The plan provides for matching contributions and optional profit-sharing contributions at the discretion of the board of directors. Employee contributions are fully vested; matching and profit-sharing contributions are subject to a five-year service vesting schedule. Contributions to the plan for 1994, 1995 and 1996 were $139,300, $205,100 and $267,000, respectively.

OPERATING LEASES

The Company conducts all of its retail operations in leased facilities that expire over the next six years. A majority of these leases require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rent. Total rent expense under these operating leases was $1,033,000 in 1996, $850,800 in 1995, and $590,500 in 1994. As of December 28, 1996, minimum rental commitments under noncancelable operating leases are: $1,013,700 in 1997, $857,300 in 1998, $306,600 in 1999, $178,900 in 2000, $97,500 in 2001 and
$47,200 thereafter.

The Company rents retail space from PIAS Holdings, a partnership of two of the Company's officers, through an agreement that expires September 30, 2000. Payments under this agreement were approximately $47,000, $59,000 and $66,000 in 1994, 1995 and 1996, respectively.

CONSULTING AGREEMENTS

The Company has a consulting agreement with a former shareholder in which the Company is required to pay $35,000 per year through 1999.

The Company has a consulting agreement with the former owners of Once Upon A Child, Inc. The agreement requires the Company to pay $3,000 per month through December 1997.

The Company has consulting agreements with the former owners of Computer Renaissance, Inc. The agreements require the Company to pay the following percentage of all receipts from franchising Computer Renaissance retail stores during the following periods: June 1, 1996 through May 31, 1997 - 2%; June 1, 1997 through May 31, 1998 - 1%.

POINT OF SALE SOFTWARE

In 1995, the Company purchased for $260,000 the point-of-sale software which it licenses for use in its retail franchise stores. In addition, the Company is required to pay a fee for each system installed in franchise or Company-owned stores through December 31, 1999; the minimum required fees relating to the acquisition was $1,150,000. The Company has incurred fees of $360,000 for systems installed through 1996.

LITIGATION

In 1995, an early partner in the original Play It again Sports store commenced an action against the Company relating to, among other things, the development of stores under a 1992 retail store agreement. The suit alleges breach of contract, fraud and misrepresentation, and violation of federal and state anti-racketeering (RICO) statutes. The plaintiff seeks monetary damages in excess of $50,000, treble damages under the RICO claim and among other things, injunctive and declaratory relief. The Company believes the suit is without merit and intends to vigorously defend the action. When concluded, in the opinion of management, based upon information it presently possesses, the action will not have a material adverse effect on the Company's financial position.

10.   INVESTMENTS IN AFFILIATED COMPANIES:

In 1994, the Company recognized a loss of $416,000 in connection with the write-off of its investment in Play It Again Sports(R) joint venture agreements in Mexico and Germany.

11.  QUARTERLY FINANCIAL DATA:

The Company's unaudited quarterly results for the years ended December 28, 1996 and December 30, 1995 are as follows:

                                                        First             Second               Third              Fourth
                                                       Quarter            Quarter             Quarter             Quarter
                                                   -------------------------------------------------------------------------
            1996
     Total Revenue                                  $ 25,126,400        $ 25,008,800        $ 21,573,900        $19,840,500
     Income from Operations                              543,000             725,300           1,385,000          1,404,500
     Net Income                                          330,200             467,500             887,700            900,100
     Net Income Per Common Share                    $        .05        $        .07        $        .14        $       .14

            1995
     Total Revenue                                  $ 25,414,000        $ 27,782,100        $ 25,095,300        $21,921,400
     Income from Operations                              553,100           1,106,900             854,500            526,600
     Net Income                                          372,200             718,300             583,900            354,200
     Net Income Per Common Share                    $        .05        $        .10        $        .08        $       .05


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Grow Biz International, Inc.:

We have audited the accompanying balance sheets of Grow Biz International, Inc. (a Minnesota corporation) as of December 30, 1995 and December 28, 1996, and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grow Biz International, Inc. as of December 30, 1995 and December 28, 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted accounting principles.


                                        ARTHUR ANDERSEN LLP



Minneapolis, Minnesota,
February 4, 1997


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The section entitled "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on April 30, 1997, sets forth certain information with respect to the directors of the Registrant and the required information is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11: EXECUTIVE COMPENSATION.

The section entitled "Executive Compensation" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on April 30, 1997, sets forth certain information with respect to the compensation of management of the Registrant and the required information is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The sections entitled "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on April 30, 1997, set forth certain information with respect to the ownership of the Registrant's
Common Stock and the required information is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The section entitled "Certain Transactions" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on April 30, 1997, sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and the required information is incorporated herein by reference.


                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a.)   The following documents are filed as a part of this Report:

       1.  FINANCIAL STATEMENTS.
           The financial statements filed as part of this report are listed on the Index to Financial Statements on page 18.

       2.  FINANCIAL STATEMENT SCHEDULES.
           Index to Financial Statement Schedules

                                                                           Page
           Report of Independent Public Accountants on schedule .........   35

           II.      Valuation and Qualifying Accounts ...................   36

       3.  EXHIBITS.

       EXHIBIT NUMBER                                         DESCRIPTION
       --------------                                         -----------

               3.1                  Articles of Incorporation, as amended (Exhibit 3.1)(1)
               3.2                  By-laws, as amended and restated to date (Exhibit 3.2)(1)
               4.1                  Form of Stock Purchase Warrant to Hayne, Miller & Farni, Inc. (1992) (Exhibit 4.2)(1)
               4.2                  Revised form of Stock Purchase Warrant to Hayne, Miller & Farni, Inc. (1992) (Exhibit 4.3)(1)
              10.1                  Form of franchise agreement for Play It Again Sports(R)(Exhibit 10.1)(3)
              10.2                  Form of franchise agreement for Once Upon A Child(R)(Exhibit 10.2)(3)
              10.3                  Form of franchise agreement for Computer Renaissance(R)(Exhibit 10.3) (3)
              10.4                  Form of franchise agreement for Music Go Round(R)(Exhibit 10.4)(3)
              10.5                  Form of franchise agreement for Disc Go Round(R)(Exhibit 10.5)(3)
              10.6                  Lease for 3505 Hennepin Avenue, Minneapolis Minnesota (Exhibit 10.4)(1)
              10.7                  Asset Purchase Agreement dated January 24, 1992 with Sports Traders, Inc. and James D.
                                    Van Buskirk ("Van Buskirk") concerning acquisition of wholesale business, including amendment dated March 11, 1992 (Exhibit 10.6(a))(1)
              10.8                  Retail store agreement dated January 24, 1992 with Van Buskirk (Exhibit 10.6(b))(1)
              10.9                  Noncompetition and Consulting agreement dated January 1, 1990, as amended
                                    January 24, 1992, with Martha Morris (Exhibit 10.7)(1)
              10.10                 Asset Purchase Agreement dated April 1, 1993 concerning purchase of assets of Computer
                                    Renaissance, Inc., including stock option agreement (Exhibit 10.12)(1)
              10.11                 Asset Purchase Agreement dated July 1, 1994 for purchase of assets of CDX Audio
                                    Development, Inc. (Exhibit 10.13)(3)
              10.12                 1992 Stock Option Plan, including forms of stock option agreement (Exhibit 10.12)(1)(3)
              10.13                 Amendment No. 1 to the 1992 Stock Option Plan (Exhibit 10.15) (2)
              10.14                 Amendment No. 2 to the 1992 Stock Option Plan (Exhibit 10.16) (2)
              10.15                 Nonemployee Director Stock Option Plan, as amended, including form of stock option agreement (Exhibit 10.16)(2)(3)
              10.16                 Employee Stock Purchase Plan of 1994 (Exhibit 10.17)(2)(3)
              10.17                 Real Estate Purchase Agreement for Purchase of the Company's headquarters (Exhibit 10.18)(2)
              10.18                 Consulting and Noncompetition Agreement dated November 6, 1992 with Lynn and Dennis Blum
                                    (Exhibit 10.19)(3)
              10.19                 Noncompetition Agreements dated April 1, 1993 with Charles G. Welle and Richard C. Frost related to the purchase of assets of Computer Renaissance (Exhibit 10.20)(3)
              10.20                 Separation Agreement and Release - Robert E. Thiner (Exhibit 10.20)(4)(5)
              10.21                 Separation Agreement and Release - Steven A. Gemlo (Exhibit 10.21)(4)(5)
              10.22                 Revolving Credit Agreement with TCF Bank FSB, dated July 31, 1996 (Exhibit 10.22)
              10.23                 Revolving Promissory Note with TCF Bank FSB, dated July 31, 1996 (Exhibit 10.23)
              11.1                  Statement of Computation of Per Share Earnings
              23.1                  Consent of Arthur Andersen LLP Independent Public Accountants
              27.1                  Financial Data Schedule
              99.1                  Cautionary Statements

                (1) Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 33-65108).

                (2) Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

                (3) Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

                (4) Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 28, 1996.

                (5) Indicates management contracts, compensation plans or arrangements required to be filed as exhibits.


       (b.)    Reports on Form 8-K      No reports on Form 8-K were filed by the
                                        Registrant during the fiscal quarter
                                        ended December 28, 1996.


              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To Grow Biz International, Inc.:

We have audited, in accordance with generally accepted auditing standards, the financial statements included in this Form 10-K and have issued our report thereon dated February 4, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                   ARTHUR ANDERSEN LLP


Minneapolis, Minnesota
February 4, 1997


                          GROW BIZ INTERNATIONAL, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                 BALANCE AT       CHARGED TO                          BALANCE
                                                 BEGINNING          COSTS/         WRITE-OFFS         AT END
                                                 OF PERIOD         EXPENSES                          OF PERIOD
1994
     Accounts receivable reserves              $    375,400     $    256,400       $ (146,500)      $   485,300
                                               ============     ============       ==========       ===========

1995
     Accounts receivable reserves              $    485,300     $    324,242       $ (179,570)     $    630,000
                                               ============     ============       ==========       ===========

1996
     Accounts receivable reserves              $    630,000     $    681,000       $ (381,000)     $    930,000
                                               ============     ============       ==========       ===========


                                                       BALANCE AT     CHARGED TO                            BALANCE
                                                       BEGINNING        COSTS/        WRITE-OFFS             AT END
                                                       OF PERIOD       EXPENSES                             OF PERIOD
         1994
             Inventory reserves                        $       0      $       0       $      (0)            $       0
                                                        =========      =========       =========             =========

         1995
             Inventory reserves                        $       0      $ 773,500       $(447,100)            $ 326,400
                                                       =========      =========       =========             =========

         1996
             Inventory reserves                        $ 326,400      $ 436,600       $(669,000)            $  94,000
                                                       =========      =========       =========             =========


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          GROW BIZ INTERNATIONAL, INC.

       By: /s/ RONALD G. OLSON                        Date: March 19, 1997
               Ronald G. Olson
           President and Chief Executive Officer

KNOWN TO ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints K. Jeffrey Dahlberg, Ronald G. Olson and David J. Osdoba, Jr., and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                          TITLE                                 DATE
                   ---------                                          -----                                 ----

 /s/ K. JEFFREY DAHLBERG                               Chairman of the Board of Directors              March 18, 1997
------------------------------------------------
     K. Jeffrey Dahlberg

                                                       President, Chief Executive Officer
 /s/ RONALD G. OLSON                                   and Director                                    March 19, 1997
------------------------------------------------       (principal executive officer)
     Ronald G. Olson

                                                       Vice President of Finance and Chief Financial
 /s/ DAVID J. OSDOBA, JR.                              Officer                                         March 19, 1997
------------------------------------------------       (principal financial and accounting officer)
     David J. Osdoba, Jr.


 /s/ GAYLEN L. KNACK                                   Vice President and General Counsel              March 14, 1997
------------------------------------------------
     Gaylen L. Knack


  /s/ RANDEL S. CARLOCK                                Director                                        March 11, 1997
------------------------------------------------
      Randel S. Carlock


 /s/ DENNIS J. DOYLE                                   Director                                        March 11, 1997
------------------------------------------------
     Dennis J. Doyle


 /s/ ROBERT C. POHLAD                                  Director                                        March 13, 1997
------------------------------------------------
     Robert C. Pohlad


 /s/ BRUCE C. SANBORN                                  Director                                        March 11, 1997
------------------------------------------------
     Bruce C. Sanborn


 /s/ ROBERT E. THINER                                  Director                                        March 11, 1997
------------------------------------------------
     Robert E. Thiner