Form 10-Q
period 1997-03-29
GROW BIZ INTERNATIONAL INC
filed 1997-05-07
CIK 908315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended March 29, 1997

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

 Common stock, no par value, 6,141,915 shares outstanding as of April 30, 1997.



                          GROW BIZ INTERNATIONAL, INC.

                                      INDEX

PART I.            FINANCIAL INFORMATION                                   PAGE
--------------------------------------------------------------------------------

Item 1.            Financial Statements (Unaudited)

                   Condensed Balance Sheets:
                          March 29, 1997 and December 28, 1996              3

                   Condensed Statements of Operations:
                          Three month periods ended                         4
                          March 29, 1997 and March 30, 1996

                   Condensed Statements of Cash Flows:
                          Three month periods ended                         5
                          March 29, 1997 and March 30, 1996

                   Notes to Condensed Financial Statements                6 - 7

Item 2.            Management's Discussion and Analysis of
                          Financial Condition and Results of Operations   8 - 11


PART II.           OTHER INFORMATION
--------------------------------------------------------------------------------
                   Items 1 through 5 have been omitted since all items are inapplicable or answers negative.

Item 6.            Exhibits and Reports on Form 8-K

(a.)   Exhibit
       Number:     Description:
       -------     ------------
          11       Statement of Computation of Per Share Earnings

          27       Financial Data Schedule

          99       Cautionary Statements

(b.)   Reports on Form 8-K  --  None



                          GROW BIZ INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    ------------------------------
                                                                      March 29,       December 28,
                                                                        1997              1996
                                                                    ------------------------------
                               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                       $ 3,344,200      $ 1,388,800
     Trade receivables, less allowance for doubtful
            accounts of $793,000 and $930,000                         13,687,300       13,171,400
     Inventories                                                       2,836,700        2,716,000
     Prepaid expenses and other                                          876,300          862,900
     Deferred income taxes                                             1,726,400        1,726,400
                                                                     -----------      -----------

                         Total current assets                         22,470,900       19,865,500

     Notes Receivable                                                    329,800          339,800
     Property and equipment, net                                       5,697,100        5,979,300
     Other assets, net                                                 2,845,600        2,991,900
                                                                     -----------      -----------

                                                                     $31,343,400      $29,176,500
                                                                     ===========      ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                $ 7,698,400      $ 5,670,300
     Accrued liabilities                                               1,323,800        1,275,800
     Current maturities of long-term debt                                134,900          134,900
     Deferred franchise fee revenue                                    4,391,500        4,269,000
                                                                     -----------      -----------

                         Total current liabilities                    13,548,600       11,350,000

LONG-TERM DEBT                                                            92,700          129,000

SHAREHOLDERS' EQUITY:
     Common stock, no par, 10,000,000 shares authorized,
          6,247,409 and 6,263,444 shares issued and outstanding       10,412,300       10,952,900
     Retained earnings                                                 7,289,800        6,744,600
                                                                     -----------      -----------

                         Total shareholders' equity                   17,702,100       17,697,500
                                                                     -----------      -----------
                                                                     $31,343,400      $29,176,500
                                                                     ===========      ===========

   The accompanying notes are an integral part of these financial statements.



                          GROW BIZ INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      ----------------------------
                                                           Three Months Ended
                                                        March 29,       March 30,
                                                          1997            1996
                                                      ----------------------------
REVENUE:
     Merchandise sales                                $14,379,100      $20,849,300
     Royalties                                          3,925,800        3,232,900
     Franchise fees                                       533,000          764,500
     Advertising and other                                271,500          279,700
                                                      -----------      -----------
                      Total revenue                    19,109,400       25,126,400

COST OF MERCHANDISE SOLD                               12,660,000       18,797,800

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                                5,623,100        5,844,200
                                                      -----------      -----------

                      Income from operations              826,300          484,400


INTEREST INCOME, NET                                       70,500           58,600
                                                      -----------      -----------

                      Income before income taxes          896,800          543,000


PROVISION FOR INCOME TAXES                                351,600          212,800
                                                      -----------      -----------


NET INCOME                                            $   545,200      $   330,200
                                                      ===========      ===========


NET INCOME PER COMMON SHARE                           $       .09      $       .05
                                                      ===========      ===========

WEIGHTED AVERAGE SHARES
OUTSTANDING                                             6,360,500        6,889,300
                                                      ===========      ===========


   The accompanying notes are an integral part of these financial statements.



                          GROW BIZ INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   -----------------------------
                                                                         Three Months Ended
                                                                     March 29,         March 30,
                                                                       1997              1996
                                                                   -----------------------------
OPERATING ACTIVITIES:
     Net income                                                    $   545,200       $   330,200
     Adjustments to reconcile net income to net cash
     provided by operating activities:
             Depreciation and amortization                             468,900           455,300
             Deferred income tax                                          --                --
             Change in operating assets and liabilities:
                         Trade receivables                            (505,900)       (1,695,700)
                         Inventories                                  (120,700)          104,300
                         Prepaid expenses and other                    (13,400)           35,500
                         Accounts payable                            2,028,100         6,376,800
                         Accrued liabilities                            48,000          (248,700)
                         Deferred franchise fee revenue                122,500           547,500
                                                                   -----------       -----------

                               Net cash provided by operating
                               activities                            2,572,700         5,905,200
                                                                   -----------       -----------

INVESTING ACTIVITIES:
     Purchase of short-term investments                                   --          (1,100,000)
     Increase in other assets                                             --               1,600
     Purchases of property and equipment                               (40,400)          (77,600)
                                                                   -----------       -----------

                                Net cash used for investing
                                activities
                                                                       (40,400)       (1,176,000)
                                                                   -----------       -----------

FINANCING ACTIVITIES:
     Payments on long-term debt                                        (36,300)          (46,800)
     Proceeds from stock option exercises                               88,200            50,000
     Repurchase of common stock                                       (628,800)       (2,766,800)
                                                                   -----------       -----------
                                Net cash used for financing
                                activities                            (576,900)       (2,763,600)
                                                                   -----------       -----------

INCREASE IN CASH & CASH EQUIVALENTS                                  1,955,400         1,965,600
Cash and cash equivalents, beginning of period                       1,388,800           101,500
                                                                   -----------       -----------
Cash and cash equivalents, end of period                           $ 3,344,200       $ 2,067,100
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

Revenues and operating results for the three months ended March 29, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   ORGANIZATION AND BUSINESS:

Grow Biz International, Inc. (the `Company') offers licenses to operate retail stores using the service marks `Play it Again Sports', `Once Upon A Child', `Computer Renaissance', `Music Go Round' and `Disc Go Round'. In addition, the Company sells inventory to the Play It Again Sports franchisees through its buying group and operates retail stores. The Company has a 52/53 week year which ends on the last Saturday in December.

3.   SHAREHOLDERS' EQUITY:

Since 1995, the Company's Board of Directors has authorized the repurchase of up to 1,500,000 shares of the Company's common stock on the open market. As of April 30, 1997, the Company had repurchased 1,241,563 shares of its stock at an average price of $8.94 per share including 60,160 shares repurchased at an average price of $10.45 per share in the three months ended March 29, 1997.

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

5.  EARNINGS PER SHARE:

Net income per share has been computed by dividing net income by the weighted average number of common shares outstanding during each period. Common stock equivalent shares, which relate to stock options and warrants, are included in the weighted average when the effect is dilutive.

6.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". The Company will be required to adopt SFAS No. 128 in 1997. The Company expects that the ultimate adoption of SFAS No. 128 will not have a material impact on the Company's computation or presentation of EPS, as the Company's common stock equivalents have had no material effect on earnings per share amounts.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Following is a summary of the Company's franchising and corporate retail store activity for the three months ended March 29, 1997:

                                              ----------- ----------- ----------- ------------- -----------
                                                TOTAL                                              TOTAL
                                               12/28/96      OPENED     CLOSED      CONVERTED    3/29/97
                                              ----------- ----------- ----------- ------------- -----------
Play It Again Sports(R)
   Franchised Stores - US and Canada               676          2         (9)            0           669
   Franchised Stores - Other International           8          0          0             0             8
   Corporate                                         4          0          0             0             4
   Other                                            22          0          0             0            22

Once Upon A Child(R)
   Franchised Stores - US and Canada               182          5         (2)            0           185
   Corporate                                         6          0          0             0             6

Computer Renaissance(R)
   Franchised Stores - US and Canada               108         11          0             0           119
   Corporate                                         4          0          0             0             4

Music Go Round(R)
   Franchised Stores - US and Canada                20          0          0             0            20
   Corporate                                         4          0          0             0             4

Disc Go Round(R)
   Franchised Stores - US and Canada               114          4         (3)            0           115
   Corporate                                         2          0          0             0             2
                                              ----------- ----------- ------------ ------------- -----------

                      Total                      1,150         22         (14)           0         1,158
                                              =========== =========== ============ ============= ===========


FACTORS THAT MAY AFFECT FUTURE RESULTS

Statements included in this Quarterly Report on Form 10-Q which are not historical in nature are identified as "forward looking statements" for the purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. The risks and uncertainties include, but are not limited to, the Company's ability to: attract new franchisees, collect receivables, open stores, obtain used merchandise, compete in our respective industries, control expenses, and other risks indicated in Exhibit 99.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

                                              -------------------------------    ----------------
                                                    Three Months Ended             First Quarter
                                                March 29,         March 30,       1997 over First
                                                  1997              1996           Quarter 1996
                                              -------------------------------    ----------------
Revenue:
Merchandise sales                                 75.2%             83.0%              (31.0)%
Royalties                                         20.5              12.9                21.4
Franchise fees                                     2.8               3.0               (30.3)
Advertising and other                              1.5               1.1                (2.9)
                                               -------           -------             --------
          Total revenues                         100.0%            100.0%              (23.9)%

Cost of merchandise sold                          66.3              74.8               (32.7)
Selling, general and administrative expenses      29.4              23.3                (3.8)
                                               -------           -------             --------
          Income from operations                   4.3               1.9                70.6
Interest and other income, net                     0.4               0.2                20.3
                                               -------           -------             --------
          Income before income taxes               4.7               2.1                65.1
Provision for income taxes                         1.8                .8                65.2
                                               -------           -------             --------
          Net income                               2.9%              1.3%               65.1%
                                               ========          ========            ========


     Comparison of Three Months Ended March 29, 1997 to Three Months Ended
                                 March 30, 1996

Revenues for the quarter ended March 29, 1997 totaled $19.1 million compared to $25.1 million for the comparable period in 1996. Merchandise sales decreased to $14.4 million for the three months ended March 29, 1997 from $20.8 million for the same period in 1996. Merchandise sales consist of the sale of product to franchisees through the buying group and retail sales at the corporate-owned stores. For the first quarter of 1997 and 1996 they were as follows:

                                       1997                   1996
                                       ----                   ----

Buying Group                      $   11,206,400         $   17,659,000
Retail Sales                           3,172,800              3,190,300
                                  --------------         --------------
Merchandise Sales                 $   14,379,100         $   20,849,300
                                  ==============         ==============

The 36.5% decrease in buying group sales for the three months ended March 29, 1997 compared to the same period last year was anticipated and, as discussed previously, is the direct result of a reduced number of Play It Again Sports(R) vendors being offered centralized billing and the elimination of central billing for the other concepts. It is anticipated that buying group as a percent of total revenues will continue to decline in future periods. Retail sales were consistent with the comparable period in 1996.

Royalties increased to $3.9 million for the first quarter of 1997 from $3.2 million for the same period in 1996, primarily due to the expanding base of franchise stores and increases in comparable store sales. Franchise fees were $533,000 in the first quarter of 1997 compared to $764,500 in the first quarter of 1996. This decrease reflects 12 fewer franchise fees recognized during the quarter compared to the same quarter of 1996. Store openings for the nine months ended December 27, 1997 are likely to be consistent with the same period in 1996.

Cost of merchandise sold was $12.7 million for the first quarter of 1997 compared to $18.8 million for the same period last year. Gross margin on merchandise sales improved to 12.0% from 9.8% due to an increase in the mix of merchandise sales at the corporate-owned retail stores, on which gross margin contributions are significantly higher. Selling, general and administrative expenses were $5.6 million or 29.4% of revenues in the first quarter of 1997 compared to $5.8 million or 23.3% of revenues for the same period in 1996. The $221,100 decrease in selling, general and administrative expenses is primarily due to the Company exiting the warehouse operations and a reduction of non-operational staff needed to support the franchise system. The increase in selling, general and administrative expenses as a percent of revenue is due to the decline in the low margin buying group sales. It is anticipated that future increases in revenues from franchising activities, royalties and franchise fees, will surpass future increases in selling, general and administrative expenses.

During the first quarter of 1997, the Company had net interest income of $70,500 compared to net interest income of $58,600 in the first quarter of 1996. This increase is primarily the result of a higher average balance of funds invested in short-term, high-grade investments.

Net income for the first quarter of 1997 was $545,200 or $.09 per share compared to $330,200 or $.05 per share for the comparable period in 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period with $3.3 million in total cash and short-term, high-grade investments.

During the three months ended March 29, 1997, the Company's operating activities provided $2.6 million of cash. This increase in cash available from operations, other than net income and depreciation, is primarily due to working capital management activities that include a $2.0 million increase in payables offset by a $505,900 increase in receivables.

The Company's use of $576,900 from financing activities in the first three months of 1997 was primarily from the repurchase of 60,160 shares of the Company's common stock.

The Company has a $5.0 million committed revolving line of credit agreement which is due for renewal on July 31, 1997. Borrowings against the line are due on demand and carry an interest rate of prime which was 8.50% at March 29, 1997. At March 29, 1997, the Company had no borrowings against the line.

The Company believes that its current cash position, cash generated from future operations, availability of line of credit borrowings and additional capacity for debt will be adequate to meet the Company's current obligations and operating needs.

2.   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      GROW BIZ INTERNATIONAL, INC.

Date:  May 7, 1997                    By:  /s/  Ronald G. Olson
                                           ---------------------
                                           Ronald G. Olson
                                           President and Chief Executive Officer



Date:  May 7, 1997                    By:  /s/  David J. Osdoba, Jr.
                                           --------------------------
                                           David J. Osdoba, Jr.
                                           Vice President of Finance and Chief
                                           Financial Officer