Form 10-Q
period 1997-06-28
GROW BIZ INTERNATIONAL INC
filed 1997-08-11
CIK 908315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended June 28, 1997

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

         Registrant's Telephone Number, Including Area Code 612-520-8500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     Yes: __X__   No: ____

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common stock, no par value, 6,054,070 shares outstanding as of July 31, 1997.

                          GROW BIZ INTERNATIONAL, INC.

                                      INDEX

PART I.          FINANCIAL INFORMATION                                    PAGE
---------------- ------------------------------------------------------- -------

Item 1.          Financial Statements (Unaudited)

                 CONDENSED BALANCE SHEETS:                                  3
                         June 28, 1997 and December 28, 1996

                 CONDENSED STATEMENTS OF OPERATIONS:                        4
                        Three Months Ended June 28, 1997 and June 29,
                        1996 Six Months Ended June 28, 1997 and June 29,
                        1996

                 CONDENSED STATEMENTS OF CASH FLOWS:                        5
                        Six Months Ended
                        June 28, 1997 and June 29, 1996

                 NOTES TO CONDENSED FINANCIAL STATEMENTS                  6 - 7

Item 2.          Management's Discussion and Analysis of Financia
                 Condition and Results of Operations                      8 - 12


PART II.         OTHER INFORMATION                                        PAGE
---------------- ------------------------------------------------------- -------
                 Items 1 through 3 and 5 have been omitted since all items are inapplicable or answers negative.

Item 4.          Submission of Matters to a Vote of Security-holders        13

Item 6.          Exhibits and Reports on Form 8-K

(a.)   Exhibit
        Number:  Description:
        -------  ------------
          11     Statement of Computation of Per Share Earnings

          27     Financial Data Schedule

          99     Cautionary Statements

      (b.)  Reports on Form 8-K  --  None

                          GROW BIZ INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                       June 28, 1997   December 28, 1996
                                                                        -----------       -----------
                                ASSETS
Current Assets:
     Cash and cash equivalents                                          $ 1,676,600       $ 1,388,800
     Trade receivables, less allowance for doubtful
            accounts of $669,500 and $930,000                            12,629,900        13,171,400
     Inventories                                                          2,704,800         2,716,000
     Prepaid expenses and other                                           1,580,900           862,900
     Deferred income taxes                                                1,726,400         1,726,400
                                                                        -----------       -----------
                                       Total current assets              20,318,600        19,865,500

     Notes receivable                                                       431,000           339,800
     Property and equipment, net                                          5,166,300         5,979,300

     Other assets, net                                                    2,698,800         2,991,900
                                                                        -----------       -----------
                                                                        $28,614,700       $29,176,500
                                                                        ===========       ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                     5,663,700         5,670,300
     Accrued liabilities                                                  1,010,300         1,275,800
     Current maturities of long-term debt                                   231,200           134,900
     Deferred franchise fee revenue                                       4,685,500         4,269,000
                                                                        -----------       -----------
                                       Total current liabilities         11,590,700        11,350,000

Long-Term Debt                                                              226,600           129,000

Shareholder's Equity:
     Common stock, no par, 10,000,000 shares authorized,
          6,086,270 and 6,263,444 shares issued and outstanding           8,513,500        10,952,900
     Retained earnings                                                    8,283,900         6,744,600
                                                                        -----------       -----------

                                       Total shareholders' equity        16,797,400        17,697,500
                                                                        -----------       -----------
                                                                        $28,614,700       $29,176,500
                                                                        ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                          GROW BIZ INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three Months Ended                    Six Months Ended
                                                      June 28, 1997     June 29, 1996     June 28, 1997     June 29, 1996
                                                       -----------       -----------       -----------       -----------
REVENUE:
     Merchandise sales                                 $15,199,200       $20,236,100       $29,578,400       $41,085,400
     Royalties                                           4,330,700         3,744,600         8,256,400         6,977,500
     Franchise fees                                      1,074,700           972,600         1,607,700         1,737,100
     Advertising and other                                  74,400            55,500           345,900           335,200
                                                       -----------       -----------       -----------       -----------
                     Total revenue                      20,679,000        25,008,800        39,788,400        50,135,200

COST OF MERCHANDISE SOLD                                13,404,500        18,267,900        26,064,500        37,065,700

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             5,684,800         6,015,600        11,307,900        11,859,800
                                                       -----------       -----------       -----------       -----------

                      Income from operations             1,589,700           725,300         2,416,000         1,209,700

INTEREST INCOME, NET                                        45,200            43,600           115,700           102,300
                                                       -----------       -----------       -----------       -----------

                      Income before income taxes         1,634,900           768,900         2,531,700         1,312,000

PROVISION FOR INCOME TAXES                                 640,900           301,400           992,400           514,300
                                                       -----------       -----------       -----------       -----------

NET INCOME                                             $   994,000       $   467,500       $ 1,539,300       $   797,700
                                                       ===========       ===========       ===========       ===========

NET INCOME PER COMMON SHARE                            $       .16       $       .07       $       .25       $       .12
                                                       ===========       ===========       ===========       ===========

WEIGHTED AVERAGE SHARES
OUTSTANDING                                              6,223,500         6,507,400         6,281,300         6,704,300
                                                       ===========       ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                          GROW BIZ INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Six Months Ended
                                                                     June 28,1997       June 29,1996
                                                                      -----------        -----------
OPERATING ACTIVITIES:
     Net income                                                       $ 1,539,300        $   797,700
     Adjustments to reconcile net income to net cash
     provided by operating activities:
             Depreciation and amortization                                888,900            863,400
             Change in operating assets and liabilities:
                         Trade receivables                                450,300            602,100
                         Inventories                                       11,200            270,800
                         Prepaid expenses and other                      (718,000)           (75,700)
                         Accounts payable                                  (6,600)         2,346,800
                         Accrued liabilities                             (265,500)          (524,900)
                         Deferred franchise fee revenue                   416,500            609,000
                                                                      -----------        -----------
                               Net cash provided by
                               operating activities                     2,316,100          4,889,200
                                                                      -----------        -----------

INVESTING ACTIVITIES:
     Redemption of short-term investments                                       -            220,000
     Increase in other assets                                             (69,500)          (137,200)
     Decrease (Increase) in property and equipment                        286,700           (200,900)
                                                                      -----------        -----------
                                Net cash provided by (used for)
                                investing activities                      217,200           (118,100)
                                                                      -----------        -----------

FINANCING ACTIVITIES:
     Increase in notes payable                                            267,000          1,200,000
     Payments on long-term debt                                           (73,100)           (81,000)
     Proceeds from stock option exercises                                 182,400            106,700
     Repurchase of common stock                                        (2,621,800)        (5,652,800)
                                                                      -----------        -----------
                                Net cash used for
                                financing activities                   (2,245,500)        (4,427,100)
                                                                      -----------        -----------
INCREASE IN CASH & CASH EQUIVALENTS                                       287,800            344,000
Cash and cash equivalents, beginning of period                          1,388,800            101,500
                                                                      -----------        -----------
Cash and cash equivalents, end of period                              $ 1,676,600        $   445,500
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

Revenues and operating results for the six months ended June 28, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   ORGANIZATION AND BUSINESS:

Grow Biz International, Inc. (the "Company") offers licenses to operate retail stores using the service marks "Play it Again Sports", "Once Upon A Child", "Computer Renaissance", "Music Go Round" and "Disc Go Round". In addition, the Company sells inventory to its franchisees through its buying group and operates retail stores. The Company has a 52/53 week year which ends on the last Saturday in December.

3.   SHAREHOLDERS' EQUITY:

Since 1995, the Company's Board of Directors has authorized the repurchase of up to 2,000,000 shares of the Company's common stock on the open market. As of July 31, 1997, the Company had repurchased 1,346,113 shares of its stock at an average price of $9.07 per share, including 188,159 shares repurchased at an average price of $10.59 per share in the three months ended June 28, 1997.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Following is a summary of the Company's franchising and corporate retail store activity for the three months ended June 28, 1997:

                                             ----------- ------------ ----------- ------------- -----------
                                                TOTAL                                              TOTAL
                                               3/29/97      OPENED       CLOSED     CONVERTED     6/28/97
                                             ----------- ------------ ----------- ------------- -----------
Play It Again Sports(R)
   Franchised Stores - US and Canada              669          9          (14)         (1)           663
   Franchised Stores - Other International          8          0            0           0              8
   Corporate                                        4          0            0           1              5
   Other                                           22          0            0           0             22

Once Upon A Child(R)
   Franchised Stores - US and Canada              185          3           (3)          2            187
   Corporate                                        6          0            0          (2)             4

Computer Renaissance(R)
   Franchised Stores - US and Canada              119         18           (1)          0            136
   Corporate                                        4          0            0           0              4

Music Go Round(R)
   Franchised Stores - US and Canada               20          8            0           0             28
   Corporate                                        4          0            0           0              4

Disc Go Round(R)
   Franchised Stores - US and Canada              115          8           (3)          0            120
   Corporate                                        2          0            0           0              2
                                             ----------- ------------ ----------- ------------- -----------
                      Total                     1,158         46          (21)          0          1,183
                                             =========== ============ =========== ============= ===========


Following is a summary of the Company's franchising and corporate retail store activity for the six months ended June 28, 1997:

                                             ----------- ------------ ----------- ------------- -----------
                                                TOTAL                                              TOTAL
                                               12/28/96     OPENED       CLOSED     CONVERTED     6/28/97
                                             ----------- ------------ ----------- ------------- -----------

Play It Again Sports(R)
   Franchised Stores - US and Canada              676         11          (23)         (1)           663
   Franchised Stores - Other International          8          0            0           0              8
   Corporate                                        4          0            0           1              5
   Other                                           22          0            0           0             22

Once Upon A Child(R)
   Franchised Stores - US and Canada              182          8           (5)          2            187
   Corporate                                        6          0            0          (2)             4

Computer Renaissance(R)
   Franchised Stores - US and Canada              108         29           (1)          0            136
   Corporate                                        4          0            0           0              4

Music Go Round(R)
   Franchised Stores - US and Canada               20          8            0           0             28
   Corporate                                        4          0            0           0              4

Disc Go Round(R)
   Franchised Stores - US and Canada              114         12           (6)          0            120
   Corporate                                        2          0            0           0              2
                                             ----------- ------------ ----------- ------------- -----------

                      Total                     1,150         68          (35)          0          1,183
                                             =========== ============ =========== ============= ===========

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue:

                                           ------------------------------------  ------------------------------------
                                                   Three Months Ended                      Six Months Ended
                                             June 28, 1997      June 29, 1996       June 28, 1997     June 29, 1996
                                           ------------------ -----------------  ------------------ -----------------
Revenue:
Merchandise sales                                 73.5%              80.9%              74.3%               81.9%
Royalties                                         20.9               15.0               20.8                13.9
Franchise fees                                     5.2                3.9                4.0                 3.5
Advertising and other                              0.4                0.2                0.9                 0.7
                                               -------            -------            -------             -------
          Total revenues                         100.0%             100.0%             100.0%              100.0%

Cost of merchandise sold                          64.8               73.0               65.5                73.9
Selling, general and administrative
expenses                                          27.5               24.1               28.4                23.7
                                                ------             ------             ------              ------
          Income from operations                   7.7                2.9                6.1                 2.4
Interest and other income, net                     0.2                0.2                0.3                 0.2
                                               -------            -------            -------             -------
          Income before income taxes               7.9                3.1                6.4                 2.6
Provision for income taxes                         3.1                1.2                2.5                 1.0
                                               -------            -------            -------             -------
          Net income                               4.8%               1.9%               3.9%                1.6%
                                               ========           ========           ========            ========


         Comparison of Three Months Ended June 28, 1997 to Three Months
                               Ended June 29, 1996

Revenues for the quarter ended June 28, 1997 totaled $20.7 million compared to $25.0 million for the comparable period in 1996. Merchandise sales consist of the sale of product to franchisees through the buying group and retail sales at the corporate-owned stores. For the second quarter of 1997 and 1996 merchandise sales were as follows:

                                    1997                      1996
                                    ----                      ----

Buying Group Sales            $   11,986,300             $   16,941,200
Retail Sales                       3,212,900                  3,294,900
                              --------------             --------------
Merchandise Sales             $   15,199,200             $   20,236,100
                              ==============             ==============

The 29.2% decrease in buying group sales for the three months ended June 28, 1997 compared to the same period last year was anticipated and, as discussed previously, is the result of management's strategic plan to reduce the number of Play It Again Sports(R) vendors being offered centralized billing and the elimination of central billing for the other concepts. It is anticipated that buying group sales as a percent of total revenues will continue to decline in future periods. Retail sales were relatively flat despite having an average of two fewer corporate-owned stores in the three months ended June 28, 1997 compared to the same period in 1996.

Royalties increased to $4.3 million for the second quarter of 1997 from $3.7 million for the same period in 1996, primarily due to the expanding base of franchise stores. Franchise fees were $1,074,700 in the second quarter of 1997 compared to $972,600 in the second quarter of 1996. This increase is due to higher average franchise fees and an increased number of fees from resale transactions. Store openings for the quarter were consistent with the prior period. Store openings for the remainder of 1997 are likely to be consistent with the same period in 1996.

Cost of merchandise sold was $13.4 million for the second quarter of 1997 compared to $18.3 million for the same period last year. Gross margin on merchandise sales improved to 11.8% from 9.8% due to an increase in the mix of merchandise sales from the corporate-owned retail stores, on which gross margin contributions are significantly higher. Selling, general and administrative expenses were $5.7 million or 27.5% of revenues in the second quarter of 1997 compared to $6.0 million or 24.1% of revenues for the same period in 1996. The $330,800 decrease in selling, general and administrative expenses is primarily due to the Company exiting the warehouse operations and a reduction of non-operational staff needed to support the franchise system. The increase in selling, general and administrative expenses as a percent of revenue is due to the decline in the low margin buying group sales. It is anticipated that future increases in revenues from franchising activities, royalties and franchise fees, will surpass future increases in selling, general and administrative expenses.

Net income for the second quarter of 1997 was $994,000 or $.16 per share compared to $467,500 or $.07 per share for the comparable period in 1996.

 Comparison of Six Months Ended June 28, 1997 to Six Months Ended June 29, 1996

Revenues for the six months ended June 28, 1997 were $39.8 million compared to $50.1 million for the comparable period in 1996. Merchandise sales consist of the sale of product to franchisees through the buying group and retail sales at the corporate-owned stores. For the first six months of 1997 and 1996 merchandise sales were as follows:

                                 1997                      1996
                                 ----                      ----

Buying Group Sales         $   23,192,700             $   34,600,200
Retail Sales                    6,385,700                  6,485,200
                           --------------             --------------
Merchandise Sales          $   29,578,400             $   41,085,400
                           ==============             ==============

The 33.0% decrease in buying group sales for the six months ended June 28, 1997 compared to the same period last year was anticipated and, as discussed previously, is the result of management's strategic plan to reduce the number of Play It Again Sports(R) vendors being offered centralized billing and the elimination of central billing for the other concepts. It is anticipated that buying group sales as a percent of total revenues will continue to decline in future periods. Retail sales were relatively flat despite having an average of two fewer corporate-owned stores in the six months ended June 28, 1997 compared to the same period in 1996.

Royalties increased to $8.3 million for the first six months of 1997 from $7.0 million for the same period in 1996, primarily due to the expanding base of franchise stores. Franchise fees decreased $129,400 in the first six months of 1997 compared to the first six months of 1996 as a result of opening fewer stores in the first quarter of 1997 compared to the first quarter of 1996.

Cost of merchandise sold was $26.1 million for the first six months of 1997 compared to $37.1 million for the same period last year. Gross margin on merchandise sales improved to 11.9% from 9.8% due to an increase in the mix of merchandise sales at the corporate-owned retail stores, on which gross margin contributions are significantly higher. Selling, general and administrative expenses were $11.3 million or 28.4% of revenues for the first six quarter of 1997 compared to $11.9 million or 23.7% of revenues for the same period in 1996. The $551,900 decrease in selling, general and administrative expenses is primarily due to the Company exiting the warehouse operations and a reduction of non-operational staff needed to support the franchise system. The increase in selling, general and administrative expenses as a percent of revenue is due to the decline in the low margin buying group sales. It is anticipated that future increases in revenues from franchising activities, royalties and franchise fees, will surpass future increases in selling, general and administrative expenses.

Net income for the first half of 1997 was $1,539,300 or $.25 per share compared to $797,700 or $.12 per share for the comparable period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period with $1.7 million in total cash and short-term, high-grade investments.

Operating activities provided $2.3 million of cash during the six months ended June 28, 1997. This consists primarily of net income of $1.5 million along with changes in operating assets and liabilities.

The Company used $2.6 million during the first six months of 1997 to repurchase 248,319 shares of the Company's common stock. In July 1997, the Company extended the buy back to include an additional 500,000 shares bringing the total shares the Company is authorized to buy back to 2,000,000. As of July 31, 1997, the Company had purchased 1,346,113 shares, at an average price of $9.07 per share.

In June 1997, the Company renegotiated the terms of its purchase of the point-of-sale software license utilized by its franchisees. In January 1995, the Company acquired the point-of-sale software license for $260,000 in cash. In addition, the Company was required to pay a fee for each system installed through December 31, 1999. This fee carried a minimum liability of $1,150,000 for the term of the agreement. A total of $483,250 in fees had been paid through June 28, 1997. The new agreement requires that the Company pay a total of $400,000 in three equal installments in June 1997, January 1998 and January 1999. The Company will amortize the $400,000 and the unamortized portion of the initial purchase as additional licenses are sold.

In July 1997, the Company signed a letter of intent to purchase certain assets and franchising rights from Video Game Exchange, based in Cleveland, Ohio. The letter of intent is subject to the parties' negotiation of a definitive purchase agreement. Video Game Exchange operates 40 retail stores in Ohio, Pennsylvania, Kentucky, Georgia and Maryland that buy, sell and trade used video games and equipment. These stores will become the nucleus of the Company's sixth concept, renamed It's About Games. The Company anticipates that the acquisition will occur in August 1997 and will begin advertising for potential franchisees in the Fall of 1997. The Company has a commitment to lend from a bank for a substantial portion of the purchase price. The balance will be financed by Video Game Exchange.

The Company has a $5.0 million committed revolving line of credit agreement which is due for renewal on July 31, 1998. Borrowings carry an interest rate of prime which was 8.50% at June 28, 1997. At June 28, 1997, the Company had no borrowings against the line.

The Company believes that its current cash position, cash generated from future operations, availability of line of credit borrowings and additional capacity for debt will be adequate to meet the Company's current obligations and operating needs.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

At the Annual Shareholders meeting held on April 30, 1997, the Company submitted to a vote of security-holders the following matters which received the indicated votes:

1.    Approving setting the number of members of the Board of Directors at six:

                                                                    Broker
      For: 6,009,467      Against: 11,763      Abstain: 2,052       Non-Vote: 0


2.    Election of Directors:

                                             For:                   Withheld:
      K. Jeffrey Dahlberg                  6,014,822                  8,460

      Ronald G. Olson                      6,014,822                  8,460

      Randel S. Carlock                    6,014,722                  8,560

      Dennis J. Doyle                      6,014,872                  8,410

      Robert C. Pohlad                     6,013,595                  9,687

      Bruce C. Sanborn                     6,014,922                  8,360

3. Ratifying the appointment of Arthur Andersen LLP as independent auditors for the current fiscal year:

                                                                    Broker
      For: 6,014,153      Against: 4,560       Abstain: 4,569       Non-Vote: 0

2.   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             GROW BIZ INTERNATIONAL, INC.



Date:  August 11, 1997       By:  /s/   Ronald G. Olson
                                  ----------------------
                                  Ronald G. Olson
                                  President and Chief Executive Officer



Date:  August 11, 1997       By:  /s/   David J. Osdoba, Jr.
                                  --------------------------
                                  David J. Osdoba, Jr.
                                  Vice President of Finance and Chief Financial
                                  Officer