Form 10-Q
period 1997-09-27
GROW BIZ INTERNATIONAL INC
filed 1997-11-10
CIK 908315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 27, 1997

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

Common stock, no par value, 6,076,114 shares outstanding as of November 6, 1997.

                          GROW BIZ INTERNATIONAL, INC.

                                      INDEX


PART I.            FINANCIAL INFORMATION                                    PAGE
--------------------------------------------------------------------------------

Item 1.            Financial Statements (Unaudited)

                   CONDENSED BALANCE SHEETS:                                 4
                          September 27, 1997 and December 28, 1996

                   CONDENSED STATEMENTS OF OPERATIONS:                       5
                          Three Months Ended
                          September 27, 1997 and September 28, 1996
                          Nine Months Ended
                          September 27, 1997 and September 28, 1996

                   CONDENSED STATEMENTS OF CASH FLOWS:                       6
                          Nine Months Ended
                          September 27, 1997 and September 28, 1996

                   NOTES TO CONDENSED FINANCIAL STATEMENTS                   7-8

Item 2.            Management's Discussion and Analysis of Financial        9-14
                   Condition and Results of Operations

PART II.           OTHER INFORMATION                                        PAGE
--------------------------------------------------------------------------------

                   Items 1 through 5 have been omitted since all items are inapplicable or answers negative.

Item 6.            Exhibits and Reports on Form 8-K

(a.)   Exhibit
        Number:    Description:
        -------    ------------

          11       Statement of Computation of Per Share Earnings

          27       Financial Data Schedule

          99       Cautionary Statements

(b.)   Reports on Form 8-K

       On August 28, 1997, the Company filed an 8-K related to the purchase of Video Game Exchange, Inc. On October 15, 1997, the Company filed an amended 8-K related to the Video Game Exchange, Inc. acquisition that included the following financial statements:

         (a)      Financial statements of business acquired
                  Independent Auditor's Report
                  Audited Balance Sheet, December 31, 1996
                  Audited Statement of Income and Retained Earnings, December
                   31, 1996
                  Audited Statement of Cash Flows, December 31, 1996
                  Audited Notes to Financial Statements, December 31, 1996 Unaudited Balance Sheet, June 30, 1997
                  Unaudited Statement of Income and Retained Earnings, June 30,
                   1997 and June 30, 1996
                  Unaudited Statements of Cash Flows, June 30, 1997 and June 30,
                   1996

         (b)      Pro forma financial information
                  Unaudited Pro Forma Condensed Consolidated Statements of
                   Operations for the Year Ended December 28, 1996
                  Unaudited Pro Forma Condensed Consolidated Statements of
                   Operations for the Six Months Ended June 28, 1997
                  Unaudited Pro Forma Condensed Consolidated Balance Sheet as of
                   June 28, 1997

                          GROW BIZ INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      ---------------------------
                                                                      September 27,   December 28,
                                                                         1997            1996
                                                                      ---------------------------
                                      ASSETS
Current Assets:
     Cash and cash equivalents                                        $ 5,383,900     $ 1,388,800
     Trade receivables, less allowance for doubtful
            accounts of $750,300 and $930,000                          11,928,600      13,171,400
     Inventories                                                        4,148,600       2,716,000
     Prepaid expenses and other                                         1,477,800         862,900
     Deferred income taxes                                              1,726,400       1,726,400
                                                                      -----------     -----------
                                       Total current assets            24,665,300      19,865,500

     Notes receivable                                                     425,700         339,800
     Property and equipment, net                                        5,569,700       5,979,300

     Other assets, net                                                  6,915,900       2,991,900
                                                                      -----------     -----------
                                                                      $37,576,600     $29,176,500
                                                                      ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                   6,983,600       5,670,300
     Accrued liabilities                                                1,825,000       1,275,800
     Current maturities of long-term debt                               2,093,400         134,900
     Deferred franchise fee revenue                                     4,268,500       4,269,000
                                                                      -----------     -----------
                                      Total current liabilities        15,170,500      11,350,000

Long-Term Debt                                                          4,659,900         129,000

Shareholder's Equity:
     Common stock, no par, 10,000,000 shares authorized,
          6,062,058 and 6,263,444 shares issued and outstanding         8,193,300      10,952,900
     Retained earnings                                                  9,552,900       6,744,600
                                                                      -----------     -----------

                                       Total shareholders' equity      17,746,200      17,697,500
                                                                      -----------     -----------
                                                                      $37,576,600     $29,176,500
                                                                      ===========     ===========


    The accompanying notes are an integral part of these financial statements

                          GROW BIZ INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     -----------------------------------------------------------
                                                           Three Months Ended             Nine Months Ended
                                                     September 27,  September 28,   September 27,   September 28,
                                                         1997            1996            1997           1996
                                                     -----------------------------------------------------------
REVENUE:
     Merchandise sales                               $16,209,000     $15,980,000     $45,787,400     $57,065,400
     Royalties                                         4,553,500       3,875,700      12,809,900      10,853,200
     Franchise fees                                    1,006,900       1,453,000       2,614,600       3,190,100
     Advertising and other                               309,100         263,000         655,000         598,200
                                                     -----------     -----------     -----------     -----------
                     Total revenue                    22,078,500      21,571,700      61,866,900      71,706,900

COST OF MERCHANDISE SOLD                              13,705,900      14,206,700      39,770,400      51,272,400

SELLING, GENERAL AND
ADMINISTRATIVE
EXPENSES                                               6,316,200       5,921,300      17,624,000      17,781,200
                                                     -----------     -----------     -----------     -----------

                      Income from operations           2,056,400       1,443,700       4,472,500       2,653,300

INTEREST INCOME, NET                                      30,800          16,500         146,400         118,700
                                                     -----------     -----------     -----------     -----------

                      Income before income taxes       2,087,200       1,460,200       4,618,900       2,772,000

PROVISION FOR INCOME TAXES                               818,200         572,400       1,810,600       1,086,600
                                                     -----------     -----------     -----------     -----------

NET INCOME                                           $ 1,269,000     $   887,800     $ 2,808,300     $ 1,685,400
                                                     ===========     ===========     ===========     ===========

NET INCOME PER COMMON SHARE                          $       .20     $       .14     $       .45     $       .26
                                                     ===========     ===========     ===========     ===========

WEIGHTED AVERAGE SHARES
OUTSTANDING                                            6,277,300       6,327,200       6,276,100       6,574,700
                                                     ===========     ===========     ===========     ===========


    The accompanying notes are an integral part of these financial statements

                          GROW BIZ INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    ----------------------------
                                                                          Nine Months Ended
                                                                    September 27,   September 28,
                                                                        1997            1996
                                                                    ----------------------------
OPERATING ACTIVITIES:
     Net income                                                     $ 2,808,300      $ 1,685,400
     Adjustments to reconcile net income to net cash
     provided by operating activities:
             Depreciation and amortization                            1,310,000        1,215,000
             Deferred income tax                                           --            247,800
             Change in operating assets and liabilities:
                         Trade receivables                            1,156,900        2,044,900
                         Inventories                                 (1,431,600)       1,014,700
                         Prepaid expenses and other                    (615,900)         138,300
                         Accounts payable                             1,313,300        1,954,600
                         Accrued liabilities                            549,200         (324,100)
                         Deferred franchise fee revenue                    (500)         154,000
                                                                    -----------      -----------
                               Net cash provided by
                               operating activities                   5,089,700        8,130,600
                                                                    -----------      -----------

INVESTING ACTIVITIES:
     Purchase of short-term investments                                    --         (1,166,000)
     Increase in other assets                                        (4,354,200)         (34,300)
     Purchases of property and equipment                               (470,200)        (120,500)
                                                                    -----------      -----------
                                Net cash used for
                                investing activities                 (4,824,400)      (1,320,800)
                                                                    -----------      -----------

FINANCING ACTIVITIES:
     Proceeds from notes payable                                      6,767,000             --
     Payments on long-term debt                                        (277,600)        (113,400)
     Proceeds from stock option exercises                               451,900          125,500
     Repurchase of common stock                                      (3,211,500)      (6,266,100)
                                                                    -----------      -----------
                                Net cash provided by (used for)
                                financing activities                  3,729,800       (6,254,000)
                                                                    -----------      -----------

INCREASE IN CASH & CASH EQUIVALENTS                                   3,995,100          555,800
Cash and cash equivalents, beginning of period                        1,388,800          101,500
                                                                    -----------      -----------
Cash and cash equivalents, end of period                            $ 5,383,900      $   657,300
                                                                    ===========      ===========


    The accompanying notes are an integral part of these financial statements

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

Revenues and operating results for the nine months ended September 27, 1997 are not necessarily indicative of the results to be expected for the full year.

2. ORGANIZATION AND BUSINESS:

Grow Biz International, Inc. (the `Company') offers licenses to operate retail stores using the service marks `Play it Again Sports', `Once Upon A Child', `Computer Renaissance', `Music Go Round', `Disc Go Round' and `It's About Games'. In addition, the Company sells inventory to its Play It Again Sports(R) franchisees through its buying group and operates retail stores. The Company has a 52/53 week year which ends on the last Saturday in December.

3. SHAREHOLDERS' EQUITY:

Since 1995, the Company's Board of Directors has authorized the repurchase of up to 2,000,000 shares of the Company's common stock on the open market. As of October 31, 1997, the Company had repurchased 1,365,913 shares of its stock at an average price of $9.09 per share, including 55,500 shares repurchased at an average price of $10.63 per share in the three months ended September 27, 1997.

4. LITIGATION:

In December 1995, an early partner in the original Play It Again Sports store commenced an action against the Company relating to, among other things, the development of stores under a 1992 retail store agreement. The suit alleges breach of contract, fraud and misrepresentation, and violation of federal and state anti-racketeering (RICO) statutes. The plaintiff seeks monetary damages in excess of $50,000, treble damages under the RICO claim and, among other things, injunctive and declaratory relief. The Company intends to vigorously defend the action.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

On August 15, 1997, Grow Biz Games, Inc. a wholly-owned subsidiary of Grow Biz International, Inc. ("Registrant") acquired certain assets and franchising rights of Video Game Exchange, Inc. ("VGE") of Cleveland, Ohio for total consideration of $6,579,700. VGE operates 40 retail stores in Ohio, Pennsylvania, Kentucky, Georgia and Maryland. These stores buy, sell and trade used and new video games and equipment and will become the nucleus of the sixth business concept under the title It's About Games(TM). The Registrant intends to market and franchise the concept throughout the United States and Canada.

GENERAL

Following is a summary of the Company's franchising and corporate retail store activity for the three months ended September 27, 1997:

                                             -----------------------------------------------------------------
                                               TOTAL        OPENED/                                   TOTAL
                                              6/28/97      PURCHASED       CLOSED      CONVERTED     9/27/97
                                             -----------------------------------------------------------------
Play It Again Sports(R)
------------------------
   Franchised Stores - US and Canada              663          11           (18)           0             656
   Franchised Stores - Other International          8           0             0            0               8
   Corporate                                        5           0             0            0               5
   Other                                           22           0             0            0              22

Once Upon A Child(R)
------------------------
   Franchised Stores - US and Canada              187           9            (1)           0             195
   Corporate                                        4           0             0            0               4

Computer Renaissance(R)
------------------------
   Franchised Stores - US and Canada              136          18             0            0             154
   Corporate                                        4           0             0            0               4

Music Go Round(R)
------------------------
   Franchised Stores - US and Canada               28           6             0            0              34
   Corporate                                        4           0             0            0               4

Disc Go Round(R)
------------------------
   Franchised Stores - US and Canada              120           4            (5)          (1)            118
   Corporate                                        2           0             0            1               3

Video Game Exchange(TM)
------------------------
   Franchised Stores - US and Canada                0           0             0            0               0
   Corporate                                        0          40             0            0              40

It's About Games(TM)
------------------------
   Franchised Stores - US and Canada                0           0             0            0               0
   Corporate                                        0           1             0            0               1
                                             ------------------------------------------------------------------

                      Total                     1,183          89           (24)           0           1,248
                                             ==================================================================


Following is a summary of the Company's franchising and corporate retail store activity for the nine months ended September 27, 1997:

                                             ------------------------------------------------------------------
                                               TOTAL        OPENED/                                   TOTAL
                                              12/28/96     PURCHASED       CLOSED      CONVERTED     9/27/97
                                             ------------------------------------------------------------------
Play It Again Sports(R)
------------------------
   Franchised Stores - US and Canada             676           22           (40)          (2)            656
   Franchised Stores - Other International         8            0             0            0               8
   Corporate                                       4            0            (1)           2               5
   Other                                          22            0             0            0              22

Once Upon A Child(R)
------------------------
   Franchised Stores - US and Canada             182           17            (6)           2             195
   Corporate                                       6            0             0           (2)              4

Computer Renaissance(R)
------------------------
   Franchised Stores - US and Canada             108           47            (1)           0             154
   Corporate                                       4            0             0            0               4

Music Go Round(R)
------------------------
   Franchised Stores - US and Canada              20           14             0            0              34
   Corporate                                       4            0             0            0               4

Disc Go Round(R)
------------------------
   Franchised Stores - US and Canada             114           16           (11)          (1)            118
   Corporate                                       2            0             0            1               3

Video Game Exchange(TM)
------------------------
   Franchised Stores - US and Canada               0            0             0            0               0
   Corporate                                       0           40             0            0              40

It's About Games(TM)
------------------------
   Franchised Stores - US and Canada               0            0             0            0               0
   Corporate                                       0            1             0            0               1
                                             ------------------------------------------------------------------

                      Total                    1,150          157           (59)           0           1,248
                                             ==================================================================


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue:


                                            --------------------------------------------------------------------------
                                                    Three Months Ended                       Nine Months Ended
                                              September 27,    September 28,          September 27,     September 28,
                                                  1997              1996                   1997             1996
                                            --------------------------------------------------------------------------
 Revenue:
 Merchandise sales                                73.4%             74.1%                  74.0%             79.6%
 Royalties                                        20.6              18.0                   20.7              15.1
 Franchise fees                                    4.6               6.7                    4.2               4.5
 Advertising and other                             1.4               1.2                    1.1               0.8
                                               -------           -------                -------           -------
           Total revenues                        100.0%            100.0%                 100.0%            100.0%

 Cost of merchandise sold                         62.1              65.9                   64.3              71.5
 Selling, general and administrative
 expenses                                         28.6              27.4                   28.5              24.8
                                                ------            ------                 ------            ------
           Income from operations                  9.3               6.7                    7.2               3.7
 Interest and other income, net                    0.1               0.1                    0.2               0.2
                                               -------           -------                -------           -------
           Income before income taxes              9.4               6.8                    7.4               3.9
 Provision for income taxes                        3.7               2.7                    2.9               1.5
                                               -------           -------                -------           -------
           Net income                              5.7%              4.1%                   4.5%              2.4%
                                               ========          ========               ========          ========


Comparison of Three Months Ended September 27, 1997 to Three Months Ended September 28, 1996

Revenues for the quarter ended September 27, 1997 totaled $22.1 million compared to $21.6 million for the comparable period in 1996. Merchandise sales consist of the sale of product to franchisees through the buying group and retail sales at the Company-owned stores. For the third quarter of 1997 and 1996 merchandise sales were as follows:

                                        1997                      1996
                                        ----                      ----

Buying Group                      $   11,184,700            $   12,601,000
Retail Sales                           5,024,300                 3,379,000
                                  --------------            --------------
Merchandise Sales                 $   16,209,000            $   15,980,000
                                  ==============            ==============

Merchandise revenue increased $229,000 during the third quarter of 1997 compared to 1996. Play It Again Sports(R) buying group revenue has continued its planned decline as a result of management's strategic decision to reduce the number of vendors offered centralized billing. This decline has been more than offset by the retail sales of the 40 Company-owned Video Game Exchange(TM) stores acquired August 15, 1997. It is anticipated that buying group revenues will continue to decline as a percent of total revenues in the upcoming year while retail sales from the Company-owned stores will increase due to the additional stores. Royalties increased to $4.6 million for the third quarter of 1997 from $3.9 million for the same period in 1996, due primarily to the growth in the number of franchise stores to 1,157 open at September 27, 1997 compared to 1,037 stores at September 28, 1996. Franchise fees decreased to $1.0 million in the third quarter of 1997 from $1.5 million in the third quarter of 1996, as a result of opening 16 less franchise stores in the third quarter of 1997 as compared to the third quarter of 1996. The current trend of royalty increases from the prior year and as a percent of total revenue is expected to continue as the number of franchise stores continues to grow. Franchise fees are expected to remain consistent with prior periods as the overall annual rate of store openings appears stable, with any decline in mature concepts being offset by the anticipated franchise fees from It's About Games(TM).

Cost of merchandise sold decreased in the third quarter of 1997 to $13.7 million from $14.2 million for the same period last year despite the increase in merchandise sales for the period. This was due to the shift in the mix of merchandise sales from the Company-owned retail store sales on which gross margin contributions are significantly higher than the buying group merchandise sales. Selling, general and administrative expenses were $6.3 million or 28.6% of revenues in the third quarter of 1997 compared to $5.9 million or 27.4% of revenues for the same period in 1996. This $394,900 increase is primarily the result of operating costs of the new 40 Company-owned Video Game Exchange(TM) stores as well as costs related to franchising the new It's About Games(TM) concept. It is anticipated that future increases in revenues from franchising activities, royalties and franchise fees, will surpass future increases in selling, general and administrative expenses.

During the third quarter of 1997, the Company had net interest income of $30,800 as compared to net interest income of $16,500 in the third quarter of 1996. This increase is primarily the result of a higher average balance of funds invested in short-term, high-grade investments. A decline in net interest income is anticipated in future periods as the Company incurs interest expense on the notes payable related to the Video Game Exchange, Inc. acquisition.

Comparison of Nine Months Ended September 27, 1997 to Nine Months Ended September 28, 1996

Revenues for the nine months ended September 27, 1997 were $61.9 million compared to $71.7 million for the comparable period in 1996. For the first nine months of 1997 and 1996 merchandise sales were as follows:

                                        1997                      1996
                                        ----                      ----

Buying Group                      $   34,377,400            $   47,201,200
Retail Sales                          11,410,000                 9,864,200
                                  --------------            --------------
Merchandise Sales                 $   45,787,400            $   57,065,400
                                  ==============            ==============

The 27.2% decrease in buying group sales for the nine months ended September 27, 1997 compared to the same period last year was anticipated and, as discussed previously, is the result of management's strategic plan to reduce the number of Play It Again Sports(R) vendors being offered centralized billing and the elimination of central billing for the other concepts. It is anticipated that buying group sales as a percent of total revenues will continue to decline in future periods. The decrease in buying group sales was partially offset by a $1.6 million increase in retail sales at the Company-owned retail stores, primarily due to retail sales of the 40 Company-owned Video Game Exchange(TM) stores acquired August 15, 1997. It is anticipated that buying group revenues will continue to decline as a percent of total revenues in the upcoming year while retail sales from the

Company-owned stores will increase due to the additional stores. Royalty income increased to $12.8 million for the first nine months of 1997 from $10.9 million for the same period last year as a result of the growth in the number of franchise stores to 1,157 open at September 27, 1997 compared to 1,037 stores open at September 28, 1996. The $575,000 decrease in franchise fees in the first nine months of 1997 compared to 1996 was due to the Company opening up 28 less stores than it opened in the comparable period in 1996. The current trend of royalty increases from the prior year and as a percent of total revenue is expected to continue as the number of franchise stores continues to grow. Franchise fees are expected to remain consistant with prior periods as the overall annual rate of store openings appears stable, with any decline in mature concepts being offset by the anticipated franchise fees from It's About Games(TM).

Cost of merchandise sold decreased during the first nine months of 1997 to $39.8 million from $51.3 million for the same period last year as a result of decreased merchandise sales. Gross profits on merchandise sales improved to 13.1% from 10.2% for the comparable period. This increase is the result of an increase in the mix of merchandise sales at the Company-owned retail stores, on which gross margin contributions are significantly higher. Selling, general and administrative expenses remained constant for the first nine months of the year compared to the same period in 1996.

Net interest income was $146,400 for the nine month period ending September 27, 1997, as compared to net interest income of $118,700 for the comparable period last year. This increase is primarily the result of a higher average balance of funds invested in short-term, high-grade investments. A decline in net interest income is anticipated in future periods as the Company incurs interest expense on the notes payable related to the Video Game Exchange, Inc. acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period with $5.4 million in total cash and investments.

During the nine months ended September 27, 1997, the Company's operating activities provided $5.1 million of cash. This increase in cash available from operations, other than net income and depreciation, is primarily due to a $1.2 million reduction in receivables as franchisees source more product on a direct basis. The $1.3 million increase in accounts payable was offset by the $1.4 million increase in inventory resulting from the Video Game Exchange, Inc. acquisition.

Of the entire $6,579,700 purchase consideration for Video Game Exchange, Inc., $4.5 million was financed through a five year bank term loan payable in sixty equal monthly principal payments beginning October 10, 1997 plus accrued interest at prime plus one half of one percent. The remaining $2.0 million was financed through a two year note payable to the former shareholders of Video Game Exchange, Inc. payable in twenty-four equal monthly installments beginning September 1, 1997, bearing interest at the prime rate plus one half of one percent. The $4.3 million cost in excess of net assets acquired was recorded as goodwill and will be amortized over a 25 year period.

The Company used $3.2 million during the first nine months of 1997 to repurchase 303,819 shares of the Company's common stock. In July 1997, the Company extended the buy back to include an additional 500,000 shares bringing the total shares the Company is authorized to buy back to 2,000,000. As of October 31, 1997, the Company had purchased 1,365,913 shares, at an average price of $9.09 per share.

The Company has a $5.0 million committed revolving line of credit agreement which is due for renewal on July 31, 1998. Borrowings against the line are due on demand and carry an interest rate of prime which was 8.5% at September 27, 1997. At September 27, 1997, the Company had no borrowings against the line.

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


                                 GROW BIZ INTERNATIONAL, INC.



Date:  November 10, 1997     By:  /s/ Ronald G. Olson
                                 --------------------
                                  Ronald G. Olson
                                  President and Chief Executive Officer

Date:  November 10, 1997     By: /s/  David J. Osdoba, Jr.
                                 -------------------------
                                  David J. Osdoba, Jr.
                                  Vice President of Finance and Chief
                                  Financial Officer