Form 10-K
period 1997-12-27
GROW BIZ INTERNATIONAL INC
filed 1998-03-18
CIK 908315

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-K
                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997      COMMISSION FILE NUMBER: 0-22012

                              --------------------

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

                              Yes [X]       No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant's Common Stock on January 31, 1998, as reported on the NASDAQ National Market System, was $27.8 million.

Shares of no par value Common Stock outstanding as of January 31, 1998:
5,951,134 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the definitive Proxy Statement for the Registrant's Annual Meeting
       of Shareholders to be held on May 6, 1998 have been incorporated by reference into Part III of this report.

                   GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY
                       INDEX TO ANNUAL REPORT ON FORM 10-K

PART I                                                                      PAGE
--------------------------------------------------------------------------------

Item 1.         Business                                                       4
                General                                                        4
                Franchising Overview                                           6
                Business Strategy                                              6
                Franchise Operations                                           7
                Franchise Marketing                                            8
                Franchise Agreement                                            9
                International Franchise Expansion                             10
                Competition                                                   10
                Government Regulations                                        10
                Trademarks and Service Marks                                  11
                Seasonality                                                   11
                Employees                                                     11

Item 2.         Properties                                                    12

Item 3.         Legal Proceedings                                             12

Item 4.         Submission of Matters to a Vote of Security Holders           12

Item 4a.        Executive Officers of the Registrant                          12

PART II                                                                     PAGE
--------------------------------------------------------------------------------

Item 5.         Market for the Registrant's Common Equity and Related         14
                Shareholder Matters

Item 6.         Selected Consolidated Financial Data                          14

Item 7.         Management's Discussion and Analysis of Financial Condition   21
                and Results of Operations

Item 8.         Financial Statements and Supplementary Data                   24

Item 9.         Changes in and Disagreements with Accountants on Accounting   38
                and Financial Disclosure

PART III                                                                    PAGE
--------------------------------------------------------------------------------

Item 10.        Directors and Executive Officers of the Registrants           38

Item 11.        Executive Compensation                                        38

Item 12.        Security Ownership of Certain Beneficial Owners and           38
                Management

Item 13.        Certain Relationships and Related Transactions                38

PART IV                                                                     PAGE
--------------------------------------------------------------------------------

Item 14.        Exhibits and Reports on Form 8-K                              39

                SIGNATURES                                                    41

Exhibit 10.6    It's About Games(TM) Franchise Agreement

Exhibit 10.16   Amendment No. 3 to the 1992 Stock Option Plan

Exhibit 11.1    Statement of Computation of Per Share Earnings

Exhibit 21.1    Subsidiaries

Exhibit 23.1    Consent of Independent Public Accountants

Exhibit 27.1    Financial Data Schedule

Exhibit 99.1 Cautionary Statements for Purposes of the "Safe Harbor" Provision of the Private Securities Litigation Reform Act

ITEM 1:  BUSINESS

GENERAL

Grow Biz International, Inc., (the Company) is a franchise company that franchises six retail concepts which buy, sell, trade and consign merchandise. Each concept operates in a different industry and provides the consumer with 'ultra-high value' retailing. The Company began franchising the Play It Again Sports store concept in 1988 and, through a series of acquisitions, has expanded its operations.

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

     * In February 1993, the Company purchased certain assets of the retail operations of Hi Tech Consignments, which formed the basis of the Company's Music Go Round(R) store concept, for an aggregate purchase price of $500,000. The Company began franchising this concept in 1994.

     * In April 1993, the Company purchased the retail and warehouse operations and the franchising and royalty rights of Computer Renaissance, Inc. for an aggregate purchase price of $672,000. The Company began franchising this concept in 1993.

     * In July 1994, the Company acquired certain assets and the franchising and royalty rights of CDX Audio Development, Inc., which formed the basis for the Company's Disc Go Round(R) store concept, for an aggregate purchase price of $2,358,000. At the time of acquisition, there were 43 stores in operation under the name 'CD Exchange'. The Company changed the name and began franchising this concept in 1994.

     * In August 1997, Grow Biz Games, Inc., a wholly-owned subsidiary of Grow Biz International, Inc., acquired certain assets and franchising rights of Video Game Exchange, Inc. ("VGE") of Cleveland, Ohio for total consideration of $6,579,700. VGE is a forty store retail operation with stores in Ohio, Pennsylvania, Kentucky, Georgia and Maryland and has become the nucleus of the It's About Games(TM) concept. The Company began franchising this concept in 1997.

Each of the Company's retail store concepts emphasize consumer value by offering quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers' used goods that have been outgrown or are no longer used. The stores also offer new merchandise to supplement their selection of used goods.

The Company's six store concepts with their 1997 system-wide sales, defined as revenues from all affiliated stores, are summarized as follows:

PLAY IT AGAIN SPORTS(R) - $284 million

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

ONCE UPON A CHILD(R) - $61 million

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

COMPUTER RENAISSANCE(R) - $115 million

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

MUSIC GO ROUND(R) - $16 million

Music Go Round(R) stores sell, buy, trade and consign used and new musical instruments, speakers, amplifiers, music-related electronics and related accessories for parents of children who play musical instruments and professional and amateur musicians.

DISC GO ROUND(R) - $27 million

Disc Go Round(R) stores sell and buy both used and new compact discs and related accessories. The concept primarily targets consumers who actively trade and collect compact discs. Most stores carry a variety of titles that appeal to all ages and musical tastes.

IT'S ABOUT GAMES(TM) - $8 million

It's About Games(TM) stores sell and buy both used and new video games, comics, trading cards and accessories. The stores also offer game rental programs to customers as well as several interactive stations that allow customers to play the games prior to making a purchase.

Following is a summary of the Company's franchising and corporate store activity for the fiscal year ended December 27, 1997:

                                            --------------------------------------------------------------------------------------
                                                                                                              STORES
                                               TOTAL       OPENED/                               TOTAL       AWARDED,
                                             12/28/96     PURCHASED     CLOSED     CONVERTED    12/27/97     NOT OPEN      TOTAL
                                            --------------------------------------------------------------------------------------
Play It Again Sports(R)
   Franchised Stores - US and Canada            676           43         (63)         (2)           654          62          716
   Franchised Stores - Other International        8            0          (0)          0              8           0            8
   Corporate - Owned                              4            0          (1)          2              5           0            5
   Other                                         22            0          (0)          0             22           0           22

Once Upon A Child(R)
   Franchised Stores - US and Canada            182           26          (6)          2            204          39          243
   Corporate - Owned                              6            0          (0)         (2)             4           0            4

Computer Renaissance(R)
   Franchised Stores - US and Canada            108           76          (1)         (3)           180          82          262
   Corporate - Owned                              4            0          (0)          3              7           0            7

Music Go Round(R)
   Franchised Stores - US and Canada             20           18          (0)          0             38          14           52
   Corporate - Owned                              4            0          (0)          0              4           0            4

Disc Go Round(R)
   Franchised Stores - US and Canada            114           31         (12)         (1)           132          41          173
   Corporate - Owned                              2            0          (0)          1              3           0            3

It's About Games(TM)
   Franchised Stores - US and Canada              0            0          (0)          0              0           2            2
   Corporate - Owned                              0           42          (0)          0             42           0           42
                                            --------------------------------------------------------------------------------------
                      Total                   1,150          236         (83)          0          1,303         240        1,543
                                            ======================================================================================

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

TRAINING

Each franchisee must attend the Company's training program regardless of prior experience. The training program is a multi-visit program. Soon after signing a franchise agreement, the franchisee is required to attend a new owner orientation training. This course covers basic management issues, such as preparing a business plan, evaluating insurance needs and obtaining financing. The Company's training staff assists each franchise in developing a business plan for their store with financial and cash flow projections. Subsequent training sessions are centered on store operations. They cover, among other things, point-of-sale computer training, inventory selection and acquisition, sales, marketing and other topics selected by the Company. The franchisee is provided with an operations manual that is updated periodically by the Company.

FIELD SUPPORT

The Company provides, at a minimum, one operations person to assist the franchisee on the day before and the day of opening of the franchisee's store. It also has an ongoing field support program designed to assist franchisees in operating their stores. Personnel from the Company visit each store periodically, and, in most cases, a business appraisal is made to determine whether the franchisee is operating in accordance with the Company's standards. The visit is also designed to assist franchisees with operational issues.

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

The Company provides centralized buying services including credit and billing for the Play It Again Sports(R) franchisees. Upon credit approval, the Play It Again Sports(R) franchisees may order through the buying group, in which case, product is drop-shipped directly to the store by the vendor. The Company is then invoiced by the vendor and, in turn, the Company invoices the franchisee adding a 4% service fee. To provide the remaining five concept's franchisees a source of affordable new product, the Company has developed relationships with its core vendors and negotiated prices for our franchisees to take advantage of on a direct basis.

RETAIL ADVERTISING AND MARKETING

The Company requires its franchisees to implement a marketing program that uses television as a major, but not sole, medium to advertise both the buying and selling aspects of the Company's retail concepts. Advertising materials, in-store posters and pre-recorded 10, 15 and 30-second television commercials are provided by the Company to franchisees. Franchisees of the respective concepts required to spend the following percentage of their gross sales on approved advertising and marketing: Play It Again Sports(R) - 5%, Once Upon A Child(R) - 5%, Computer Renaissance(R) - 3%, Music Go Round(R) - 3%, Disc Go Round(R) - 5% and It's About Games(TM) - 4%. In addition to these required advertising expenditures, all franchisees are required to pay the Company an annual advertising production fee of $500. Franchisees are required to participate in regional cooperative advertising groups as designated by the Company.

Beginning in 1998, Computer Renaissance(R) franchisees are required to pay the Company 1/2% of their gross sales to fund a National Advertising Campaign in lieu of the $500 annual advertising production fee.

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

DEVELOPMENT / FUTURE EXPANSION

The Company collects franchise fees when franchise agreements are consummated and recognizes the franchise fees as revenue when substantially all initial franchise services have been performed. Deferred franchise fee revenue was $4,269,000 and $3,588,000 representing fees relating to 290 and 240 stores sold but not open at December 28, 1996 and December 27, 1997, respectively. The majority of this backlog represents stores to be opened in the future under multiple store development agreements.

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

Each franchisee must execute the Company's franchise agreement and pay an initial franchise fee. At December 27, 1997, the franchise fee for Play It Again Sports(R) and Computer Renaissance(R) was $25,000 for an initial store and $20,000 for each subsequent store awarded to the same franchisee within the same concept. At December 27, 1997, the franchise fee for Once Upon A Child(R), Music Go Round(R), Disc Go Round(R) and It's About Games(TM) was $20,000 for an initial store and $15,000 for each subsequent store awarded to the same franchisee within the same concept. Typically, the franchisee's initial store is open for business within 150 to 210 days from the date the franchise agreement is signed. Multiple franchise holders are generally required to open only one store per year. The franchise agreement has an initial term of 10 years, with subsequent 10-year renewal periods, and grants the franchisee an exclusive geographic area which will vary in size depending upon population and demographics. A renewal fee equal to $5,000 is payable to the Company 30 days prior to any franchise renewal. Under current franchise agreements, franchisees of the respective concepts are required to pay the Company weekly royalties equal to the following percentage of gross sales: Play It Again Sports(R) - 5%, Once Upon A Child(R) - 5%, Computer Renaissance(R) - 3%, Music Go Round(R) - 3%, Disc Go Round(R) - 5% and It's About Games(TM) - 4%. Play It Again Sports(R) franchise agreements signed prior to April 1, 1992 require payment of a 3% royalty.

Each franchisee is required to pay the Company an annual marketing fee of $500. Beginning in 1998, Computer Renaissance(R) franchisees are required to pay the Company 1/2% of their gross sales to fund a National Advertising Fund in lieu of the $500 annual marketing fee. Each Play It Again Sports(R) and Once Upon A Child(R) franchisee is required to spend 5%, each Disc Go Round(R) and It's About Games(R) franchisee is required to spend 4% of its gross sales for advertising and promoting its franchised store. The Company has the option to increase the minimum advertising expenditure requirement for these franchises to 6% of the franchisee's gross sales, of which up to 2%, would be paid to the Company as an advertising fee for deposit in an advertising fund. This fund would be managed by the Company and would be used for advertising and promotion of the franchise system. The Company expects to initiate this advertising fund when it determines that the respective franchise system warrants such an advertising and promotion program. Computer Renaissance(R) and Music Go Round(R) franchisees are required to spend at least 3% of gross sales for approved advertising. The Company has the option to increase the minimum advertising expenditure requirement for these franchises to 4% of the franchisee's gross sales, of which up to one-third, or 1 1/2%, would be paid to the Company as an advertising fee for deposit into an advertising fund.

Although the Company's franchise agreements contain provisions designed to assure the quality of a franchisee's operations, the Company has less control over a franchisee's operations than it would if it owned and operated the store. Under the franchise agreement, the Company has a right of first refusal on the sale of any franchised store, but is not obligated to repurchase any franchise.

INTERNATIONAL FRANCHISE EXPANSION

The Company began franchising the Play It Again Sports(R) concept internationally in 1991 and as of December 27, 1997, had 97 franchised stores open in Canada, eight in Germany and one in Australia. The Canadian stores are operated by franchisees under agreements substantially similar to those used for franchisees in the United States.

During 1995, the Company also entered into a Master Franchise Agreement for development of the Play It Again Sports(R) concept in certain portions of Australia. Under this Master Franchise Agreement, the Company has granted to a master franchisee the right to subfranchise to others who will directly operate Play It Again Sports(R) stores.

COMPETITION

Retailing, including the sale of sporting goods, children's apparel, computer equipment, musical instruments, compact discs and video games, is highly competitive. Many retailers have substantially greater financial and other resources than the Company. The Company's franchisees compete with established locally owned retail stores, discount chains and traditional retail stores for sales of new merchandise. Full line retailers generally carry little or no used merchandise and do not target the same markets as the Company's franchised stores. Resale, thrift and consignment shops and garage and rummage sales offer some competition to the Company's franchisees for the sale of used merchandise. The Company is aware of, and competes with, one franchisor of stores which sell new and used sporting equipment, one franchisor of stores which sell used and new children's clothing, toys and accessories, one franchisor of stores which sell used and new compact discs and three franchisors of stores which sell used and new video games.

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

GOVERNMENT REGULATION

Fifteen states and the Federal Trade Commission impose pre-sale franchise registration and/or disclosure requirements on franchisors. In addition, a number of states have statutes which regulate substantive aspects of the franchisor-franchisee relationship such as termination, nonrenewal, transfer, discrimination among franchisees and competition with franchisees.

Additional legislation, both at the federal and state levels, could expand pre-sale disclosure requirements, further regulate substantive aspects of the franchise relationship, and require the Company to file its franchise offering circulars with additional states. The Company cannot predict the effect of future franchise legislation, but does not believe there is any legislation currently under consideration which would have a material adverse impact on its operations.

TRADEMARKS AND SERVICE MARKS

Grow Biz(R), Play It Again Sports(R), Once Upon A Child(R), Computer Renaissance(R), Music Go Round(R), Disc Go Round(R), VGE Video Game Exchange(R) and It's About Games(TM), among others, have been registered as service marks by the Company with the United States Patent and Trademark Office (the "USPTO"). The Company believes these marks are of considerable value to its business and important to its marketing efforts. The Company intends to protect its service marks by appropriate legal action where and when necessary.

SEASONALITY

The Company's Play It Again Sports(R), Once Upon A Child(R) and It's About Games(TM) franchise concepts have experienced higher than average sales volume during the spring months and during the back to school and holiday shopping seasons. This trend, along with the related impact of Company-operated retail stores revenue, results in higher than average royalty and merchandise revenue during the second, third and fourth quarter for the Company.

EMPLOYEES

As of December 27, 1997, the Company employed 269 full-time employees, of which 14 are franchise salespersons, 68 are franchise support personnel, 38 are administrative and 149 are retail sales staff. The Company also employs 243 part-time employees at its retail stores.

ITEM 2:  PROPERTIES

The Company owns its headquarters facility in Golden Valley, Minnesota and rents a distribution warehouse in Cleveland, Ohio. The Company believes that its facilities are sufficient to meet its current needs and for the near future

The Company leases space for its 65 retail stores, typically for a fixed monthly rental and operating costs. Thirty-two leases are due to expire in 1998, seventeen in 1999, five in 2000, three in 2001 and eight in 2002.

ITEM 3:  LEGAL PROCEEDINGS

James D. Van Buskirk and Aravan, Inc. v. Grow Biz International, Inc. (United States District Court, District of Minnesota, commenced December 21, 1995). The case primarily concerns the interpretation and application of a Retail Store Agreement entered into by the Company and the plaintiff, James D. Van Buskirk, in January 1992. By their Complaint, plaintiffs assert claims against the Company for beach of contract, fraud and misrepresentation, interference with relationships and violation of federal anti-racketeering statutes. Plaintiffs seek damages in an amount of approximately $5.7 million which the plaintiffs seek to be trebled and seek approximately $2.0 million on separate claims in addition to injunctive and declaratory relief. Grow Biz has denied each of plaintiffs' claims and has filed counterclaim for breach of contract and other claims resulting from plaintiffs' conduct under the 1992 Agreement. In January 1998, the Company was involved in discussions to purchase certain rights from plaintiffs and settle all claims. Grow Biz believes these discussions did not lead to a final or complete agreement. However, the court ruling on a motion on February 26, 1998, entered an order finding that a settlement agreement had been reached by the parties. Under the order, the Company is required to pay plaintiffs $2.0 million to purchase certain development rights. The order further directs that all claims be dismissed. Grow Biz plans to appeal certain of the district court's rulings.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

ITEM 4A:  EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers of the Company, who are elected by and serve at the discretion of the Company's Board of Directors, are as follows:

NAME                   AGE    POSITION
----                   ---    --------

K. Jeffrey Dahlberg    44     Chairman of the Board
Ronald G. Olson        57     President, Chief Executive Officer and Director
Ted R. Manley          48     Executive Vice President of Operations
David J. Osdoba, Jr.   42     Vice President of Finance and Chief Financial
                              Officer
Gaylen L. Knack        38     Vice President and General Counsel
Charles V. Kanan       46     President / Play It Again Sports(R)
Michael E. Flynn       49     President / Computer Renaissance(R)
William L. Shell II    41     President / Music Go Round(R)
Brad D. Tait           48     President / Disc Go Round(R)and President / It's
                              About Games(TM)

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

TED R. MANLEY has served as Executive Vice President of Operations since September 1997. He served as President of Once Upon A Child(R) since December 1996 and General Manager since July 1994. Mr. Manley was Senior Vice President of Braun's Fashions Corporation, a women's retail clothing store chain, from November 1989 to June 1994.

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

WILLIAM L. SHELL II has served as President of Music Go Round(R) since December 1996 and General Manager since March 1996. From February 1993 to March 1996, Mr. Shell served as a member of the Company's management team focused on the development of the Computer Renaissance(R) and Music Go Round(R) concepts as well as Corporate-owned retail stores. Mr. Shell was the company founder of Hi-Tech Consignments, the predecessor of Music Go Round(R) and served as its President from November 1986 until February 1993.

BRADLEY D. TAIT has served as President of It's About Games(TM) since August 1997 while also serving as the President of Disc Go Round(R). He has served as President of Disc Go Round(R) since December 1996 and General Manager since March 1996. From February 1995 through February 1996, Mr. Tait was divisional Vice President of Merchandising for the mall store division of the Musicland Stores Corporation and Vice President of stores operations from January 1993 through January 1995.

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

                                     PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.

The stock is traded on the NASDAQ National Market System under the symbol GBIZ. The table below sets forth the high and low bid prices of the Company's common stock as reported by NASDAQ for the periods indicated:


1997:       First     Second     Third     Fourth        1996:       First      Second     Third     Fourth
--------------------------------------------------       ---------------------------------------------------
HIGH        12 3/4    11 1/8    17 1/4     16 1/4        HIGH        11 1/4     8 1/8      9 3/4     10 1/2
LOW         8 3/4     10 1/2    10 7/16    11 7/8        LOW         7 5/8     7 32/35    6 27/32    8 3/4


At March 9, 1998, there were 5,945,841 shares of common stock outstanding held by 1,719 beneficial shareholders and 264 shareholders of record. The Company has not paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. There were no unregistered sales of the Company's common stock in fiscal year ended 1997.

ITEM 6:   SELECTED FINANCIAL DATA.

The following table sets forth selected financial information for the periods indicated. The information should be read in conjunction with the financial statements and related notes discussed in Item 14, and Management's Discussion and Analysis of Financial Condition and Results of Operations discussed in Item 7.

                                                                          Fiscal Year Ended(1)
                                                   -------------------------------------------------------------------
                                                   December       December       December      December      December
                                                   25, 1993       31, 1994       30, 1995      28, 1996      27, 1997
                                                   -------------------------------------------------------------------
REVENUE:                                           (in thousands, except per store data)
    Merchandise sales                              $  45,028      $  71,425      $  84,043     $  71,737     $  66,889
    Royalties                                          3,689          7,645         11,560        14,965        17,329
    Franchise fees                                     2,733          3,963          3,889         4,162         3,907
    Advertising and other                                353            553            721           686           710
                                                   ---------      ---------      ---------     ---------     ---------
        Total revenue                                 51,803         83,586        100,213        91,550        88,835
Cost of merchandise sold                              41,695         65,479         76,192        63,856        56,634
Selling, general and administrative expenses           9,331         15,889         20,980        23,636        24,990
                                                   ---------      ---------      ---------     ---------     ---------
        Income from operations                           777          2,218          3,041         4,058         7,211
Litigation settlement                                   --             --             --            --          (2,000)
Interest income (expense), net                            (8)           478            296           195           103
Equity in net loss of unconsolidated affiliates         (160)          (416)          --            --            --
                                                   ---------      ---------      ---------     ---------     ---------
        Income before income taxes                       609          2,280          3,337         4,253         5,314
Provision for income taxes                               265            900          1,308         1,667         2,083
                                                   ---------      ---------      ---------     ---------     ---------
Net income                                         $     344      $   1,380      $   2,029     $   2,586     $   3,231
                                                   =========      =========      =========     =========     =========
Net income per common share - diluted              $     .06      $     .19      $     .28     $     .40     $     .52
                                                   =========      =========      =========     =========     =========
Weighted average shares outstanding(4)                 6,072          7,440          7,351         6,516         6,274
                                                   =========      =========      =========     =========     =========

BALANCE SHEET DATA:
    Working capital                                $  16,915      $  12,441      $  11,068     $   8,516     $   9,141
    Total assets                                      31,784         39,564         34,024        29,177        37,755
    Total debt                                         1,728            615            415           264         6,330
    Shareholders' equity                              19,848         21,685         21,192        17,698        17,451

SELECTED FINANCIAL RATIOS
    Return on average assets                             1.7%           3.9%           5.5%          8.2%          9.7%
    Return on average equity                             3.3%           6.6%           9.5%         13.3%         18.4%


                                                                            Pro Forma
                                                                        Fiscal Year Ended
                                                     -------------------------------------------------------
                                                      December       December       December       December
                                                      31, 1994       30, 1995       28, 1996       27, 1997
                                                     -------------------------------------------------------
REVENUE:                                                  (2)            (3)            (3)            (3)
Merchandise sales                                    $   71,914     $   97,430     $   85,944     $   75,284
    Royalties                                             7,805         11,561         14,965         17,329
    Franchise fees                                        4,015          3,888          4,162          3,907
    Advertising and other                                   603            721            686            710
                                                     ----------     ----------     ----------     ----------
        Total revenue                                    84,337        113,600        105,757         97,230
Cost of merchandise sold                                 65,959         84,905         72,874         61,797
Selling, general and administrative expenses             16,430         26,523         27,869         27,577
                                                     ----------     ----------     ----------     ----------
        Income from operations                            1,948          2,172          5,014          7,856
Litigation settlement                                      --             --             --           (2,000)
Interest expense                                           --             (550)          (557)          (206)
Interest income                                             437            345            252            103
Equity in net loss of unconsolidated affiliates            (416)          --             --             --
                                                     ----------     ----------     ----------     ----------
        Income before income taxes                        1,969          1,967          4,709          5,753
Provision for income taxes                                  778            771          1,846          2,255
                                                     ----------     ----------     ----------     ----------
Net income                                           $    1,191     $    1,196     $    2,863     $    3,498
                                                     ==========     ==========     ==========     ==========

Net income per common share - diluted                $      .16     $      .16     $      .44     $      .56
                                                     ==========     ==========     ==========     ==========
Weighted average shares outstanding - diluted (4)         7,440          7,351          6,516          6,274
                                                     ==========     ==========     ==========     ==========

(1) The Company's fiscal year ends on the last Saturday in December, which results in a 52 or 53-week year. Fiscal 1994 was 53 weeks. Fiscal 1995 and 1996 were 52 weeks.

(2)      The Company acquired certain assets of CDX Audio Development, Inc.
         (CDX) on July 1, 1994. The pro forma information is presented as if the acquisitions occurred on December 26, 1993.

(3) The Company acquired certain assets of Video Game Exchange, Inc. (VGE ) on August 15, 1997. The pro forma information is presented as if the acquisition occurred on December 31, 1994.

(4) See Note 2 of Notes to the Company's Financial Statements for an explanation of the determination of weighted average shares outstanding.

                   GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY

              Unaudited Pro Forma Condensed Statement of Operations
                    (in thousands, except per share amounts)

                                                  For the Fiscal Year-Ended December 31,1994
                                              --------------------------------------------------
                                                            CDX      Adjustments
                                              Grow Biz    (Note a)     (Note b)        Pro Forma
                                              --------------------------------------------------
REVENUE:

    Merchandise sales                         $ 71,425    $    489     $   --          $ 71,914

    Royalties                                    7,645         160         --             7,805

    Franchise fees                               3,963          52         --             4,015

    Advertising and other                          553         50          --               603
                                              --------    --------     --------        --------
          Total revenue                         83,586         751         --            84,337

COST OF MERCHANDISE SOLD                        65,479         480         --            65,959

 SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                     15,889         371          170(1)       16,430
                                              --------    --------     --------        --------
           Income loss from operations           2,218        (100)        (170)          1,948

INTEREST EXPENSE  AND OTHER, net                    62        --            (41)(2)          21
                                              --------    --------     --------        --------
           Income loss before income taxes       2,280        (100)        (211)          1,969

PROVISION FOR INCOME  TAXES                        900         (40)         (82)(3)         778
                                              --------    --------     --------        --------

NET INCOME                                    $  1,380    $    (60)    $   (129)       $  1,191
                                              ========    ========     ========        ========

NET INCOME PER COMMON SHARE -
    DILUTED                                   $    .19                                 $    .16
                                              ========                                 ========

SHARES USED IN PER COMMON
    SHARE COMPUTATION                            7,440                                    7,440
                                              ========                                 ========

                   GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY

              Unaudited Pro Forma Condensed Statement of Operations
                    (in thousands, except per share amounts)

                                                  For the Fiscal Year-Ended December 30, 1995
                                            ------------------------------------------------------
                                                                      Adjustments
                                             Grow Biz        VGE        (Note c)         Pro Forma
                                            ------------------------------------------------------
REVENUE:

    Merchandise sales                       $  84,043     $  13,387     $    --          $  97,430

    Royalties                                  11,561          --            --             11,561

    Franchise fees                              3,888          --            --              3,888

    Advertising and other                         721          --            --                721
                                            ---------     ---------     ---------        ---------
          Total revenue                       100,213        13,387          --            113,600

COST OF MERCHANDISE SOLD                       76,192         8,713          --             84,905

 SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                    20,980         5,401           174 (1)       26,523
                                                                               25 (2)
                                                                              (57)(3)
                                            ---------     ---------     ---------        ---------
           Income (loss) from operations        3,041          (727)         (142)           2,172

INTEREST EXPENSE                                  (50)          (24)           24 (4)         (550)
                                                                             (500)(5)
INTEREST INCOME                                   345          --            --                345
OTHER INCOME                                     --             641          (641)            --
                                            ---------     ---------     ---------        ---------
           Income before income taxes           3,336          (110)       (1,259)           1,967

PROVISION FOR INCOME  TAXES                     1,308          --            (537)(6)          771
                                            ---------     ---------     ---------        ---------

NET INCOME                                  $   2,028     $    (110)    $    (722)       $   1,196
                                            =========     =========     =========        =========

NET INCOME PER COMMON SHARE -
    DILUTED                                 $     .28                                    $     .16
                                            =========                                    =========
SHARES USED IN PER COMMON
    SHARE COMPUTATION                           7,351                                        7,351
                                            =========                                    =========

                   GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY

              Unaudited Pro Forma Condensed Statement of Operations
                    (in thousands, except per share amounts)

                                               For the Fiscal Year-Ended December 28, 1996
                                         ------------------------------------------------------
                                                                   Adjustments
                                          Grow Biz        VGE        (Note c)         Pro Forma
                                         ------------------------------------------------------
REVENUE:

    Merchandise sales                    $  71,737     $  14,207     $    --          $  85,944

    Royalties                               14,965          --            --             14,965

    Franchise fees                           4,162          --            --              4,162

    Advertising and other                      686          --            --                686
                                         ---------     ---------     ---------        ---------
          Total revenue                     91,550        14,207          --            105,757

COST OF MERCHANDISE SOLD                    63,856         9,019          --             72,875

 SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                 23,636         4,090           174 (1)       27,868
                                                                            25 (2)
                                                                           (57)(3)
                                         ---------     ---------     ---------        ---------
           Income from operations            4,058         1,098          (142)           5,014

INTEREST EXPENSE                               (57)         (372)          372 (4)         (557)
                                                                          (500)(5)
INTEREST INCOME                                252            41           (41)(4)          252
                                         ---------     ---------     ---------        ---------
           Income before income taxes        4,253           767          (311)           4,709

PROVISION FOR INCOME  TAXES                  1,667          --            (179)(6)        1,846
                                         ---------     ---------     ---------        ---------

NET INCOME                               $   2,586     $     767     $    (490)       $   2,863
                                         =========     =========     =========        =========

NET INCOME PER COMMON SHARE -
    DILUTED                              $     .40                                    $     .44
                                         =========                                    =========

SHARES USED IN PER COMMON
    SHARE COMPUTATION                        6,516                                        6,516
                                         =========                                    =========

                   GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY

              Unaudited Pro Forma Condensed Statement of Operations
                    (in thousands, except per share amounts)

                                              For the Fiscal Year-Ended December 27, 1997
                                         -----------------------------------------------------
                                                                   Adjustments
                                         Grow Biz        VGE         (Note c)        Pro Forma
                                         -----------------------------------------------------
REVENUE:

    Merchandise sales                    $ 66,889     $  8,395        $   --          $ 75,284

    Royalties                              17,329         --              --            17,329

    Franchise fees                          3,907         --              --             3,907

    Advertising and other                     710         --              --               710
                                         --------     --------        --------        --------
          Total revenue                    88,835        8,395            --            97,230

COST OF MERCHANDISE SOLD                   56,634        5,163            --            61,797

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                24,990        2,498             109 (1)      27,577
                                                                            16 (2)
                                                                           (36)(3)
                                         --------     --------        --------        --------
           Income from operations           7,211          734             (89)          7,856

LITIGATION SETTLEMENT                      (2,000)        --              --            (2,000)
INTEREST EXPENSE                             --           (298)            298 (4)        --
                                             --           --              (206)(5)        (206)
INTEREST INCOME                               103           37             (37)(4)         103
                                         --------     --------        --------        --------
           Income before income taxes       5,314          473             (34)          5,753

PROVISION FOR INCOME  TAXES                 2,083         --               172 (6)       2,255
                                         --------     --------        --------        --------

NET INCOME                               $  3,231     $    473        $   (206)       $  3,498
                                         ========     ========        ========        ========

NET INCOME PER COMMON SHARE -
    DILUTED                              $    .52                                     $    .56
                                         ========                                     ========
SHARES USED IN PER COMMON
    SHARE COMPUTATION                       6,274                                        6,274
                                         ========                                     ========

                   GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY

         Notes to Unaudited Pro Forma Condensed Statement of Operations

        For the Fiscal Years Ended December 31, 1994, December 30, 1995,
                    December 28, 1996 and December 27, 1997

(a) Operations are for the period January 1, 1994 through the acquisition date (June 30, 1994).

(b) The pro forma condensed statement of operations gives effect to the following pro forma CDX acquisition adjustments:

     (1) Represents amortization charges related to the intangible assets acquired as a part of the purchase.

     (2) Represents interest costs associated with the acquisition debt incurred.

     (3) Represents adjustments to reflect the necessary estimated net tax effects of the transactions and pro forma adjustments described herein using current tax rates.

(c) The pro forma condensed statement of operations give effect to the following pro forma VGE acquisition adjustments:

     (1) Represents amortization of the $4.3 million of goodwill over twenty-five years and amortization of covenants not to compete over five years arising from the acquisition of VGE.

     (2) Represents the net change in depreciation expense associated with the write-up to fair market value of certain assets acquired.

     (3) Represents the elimination of certain VGE salary costs which will not recur.

     (4) Represents the elimination of VGE interest expense and other income derived from certain assets or liabilities which were not acquired or assumed by the Company.

     (5)  Represents interest expense related to the acquisition debt.

     (6) Represents pro forma provision for income taxes as if VGE was taxed as a C Corporation as of the beginning of the period.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Grow Biz International, Inc. (the Company) is a franchise company that franchises six retail concepts. In addition, the Company operates Company-owned stores in selected markets.

In August 1997, Grow Biz Games, Inc., a wholly-owned subsidiary of Grow Biz International, Inc., acquired certain assets and franchising rights of Video Game Exchange, Inc. ("VGE") of Cleveland, Ohio. VGE is a forty store retail operation with stores in Ohio, Pennsylvania, Kentucky, Georgia and Maryland. These stores buy, sell and trade used and new video games and equipment.

RESULTS OF OPERATIONS

The following table sets forth selected information from the Company's Consolidated Statements of Operation expressed as a percentage of total revenue and the percentage changes in the dollar amounts from the prior period:


--------------------------------------------------------------------------------------------------------------
                                               Fiscal Year Ended
                                  December 30,     December 28,   December 27,    Fiscal 1996      Fiscal 1997
                                      1995            1996            1997         over 1995        over 1996
--------------------------------------------------------------------------------------------------------------
Revenues
    Merchandise sales                 83.9%           78.4%           75.3%           (14.6%)           (6.8%)
    Royalties                         11.5            16.3            19.5             29.4             15.8
    Franchise fees                     3.9             4.6             4.4              7.0             (6.1)
    Advertising and other              0.7             0.7             0.8             (4.8)             3.5
                                   -------         -------         -------          -------          -------
             Total revenues          100.0           100.0           100.0             (8.6)            (3.0)

Cost of merchandise sold              76.0            69.7            63.8            (16.2)           (11.3)
Selling, general and
    administrative expenses           20.9            25.9            28.1             12.7              5.7
                                   -------         -------         -------          -------          -------
Income from operations                 3.1             4.4             8.1             33.4             77.8
Litigation settlement                 --              --              (2.2)            --               --
Interest and other income
    (expense), net                     0.2             0.2             0.1            (34.1)           (47.3)
                                   -------         -------         -------          -------          -------
Income before income taxes             3.3             4.6             6.0             27.5             25.0
Provision for income taxes             1.3             1.8             2.4             27.5             25.0
                                   -------         -------         -------          -------          -------
             Net income                2.0%            2.8%            3.6%            27.5%            25.0%
                                   =======         =======         =======          =======          =======

REVENUES

Merchandise sales include the sale of product to franchisees through the buying group and retail sales at the Company-owned stores as follows:

                                    1995             1996              1997
                               -----------------------------------------------
         Buying Group          $ 72,971,600     $ 58,437,100      $ 45,717,100
         Retail Sales            11,071,500       13,299,700        21,172,000
                               ------------     ------------      ------------
                               $ 84,043,100     $ 71,736,800      $ 66,889,100

The Play It Again Sports buying group revenue declined the past two years as part of management's strategic decision to reduce the number of vendors offered centralized billing and franchisees purchase more inventory on a direct basis. Retail sales at Company-owned stores increased 59.2% in 1997 over 1996 primarily as a result of the forty Company-owned Video Game Exchange stores acquired on August 15, 1997 as well as a net increase of other Company-owned stores in 1997. It is anticipated that buying group revenues will continue to decline as a percent of total revenues in the upcoming year while retail sales are expected to increase as the revenues from these Video Game Exchange stores are included for the entire year and through other Company-owned store expansion.

Revenue from franchising activity was as follows:

                                   1995             1996              1997
                               ----------------------------------------------
         Royalties             $11,565,500      $14,964,800       $17,328,500
         Franchise Fees          3,888,500        4,161,600         3,907,200

Royalties are a derivative of system-wide retail sales and have increased by $3.4 million and $2.4 million in 1996 and 1997, respectively, as a result of opening additional franchise stores and increases in comparable store sales.

Comparable store sales increases and average store sales for stores open at least one year at December 27, 1997 for the five franchised concepts are shown in the following table:

                                 Comparable Store Sales
                                   Increase from 1996        Average Store Sales
                                   ------------------        -------------------
    Play It Again Sports(R)               1.1%                   $ 441,000
    Once Upon A Child(R)                 13.4%                     341,000
    Computer Renaissance(R)               4.4%                     837,000
    Music Go Round(R)                    11.6%                     495,000
    Disc Go Round(R)                      2.4%                     238,000

Franchise fees are recognized as revenue essentially when the related franchise store opens. Store openings and related franchise fees have not changed materially over the last three years. The Company anticipates that royalty revenue will continue to grow as additional stores are opened and that franchise fees will continue at the same level as the past three years.

COST OF MERCHANDISE SOLD

Cost of merchandise sold includes the cost of merchandise sold through the buying group and at Company-owned retail stores. Over the past three years, cost of merchandise sold as a percentage of the related revenue is shown in the following table:

                                1995              1996             1997
                                ----------------------------------------
         Buying Group           95.1%             95.2%            95.0%
         Retail Stores          61.4              61.7             62.4

SELLING, GENERAL AND ADMINISTRATIVE

The increase of $1.4 million, or 6%, in operating expenses from 1996 to 1997 is primarily the additional costs related to operating the Company-owned retail stores acquired during the year. From 1995 to 1996, operating expenses increased $2.7 million, or 12.7%, due to an increased number of support personnel relating to our franchise system. It is anticipated that future operating expenses as a percent of revenue will be consistent with the 1997 results.

LITIGATION SETTLEMENT

In connection with an action filed by an early partner in the original Play It Again Sports store, the Company received a court ruling on a motion filed by the plaintiff stating that an enforceable agreement existed between the two parties. Under the order, the Company is required to pay $2.0 million to purchase certain development rights held by the plaintiff from a 1992 agreement. The order further directed that all claims between the parties be dismissed. The Company intends to appeal the court order.

NET INTEREST

Net interest income was $295,500, $194,700 and $102,700 in 1995, 1996 and 1997,
respectively. Interest income was earned on investments in short-term, high-grade investments and interest charges on accounts receivable balances. The decrease in interest income in 1996 and 1997 was due to the Company having lower cash balances as a result of the repurchase of shares of the Company's common stock and the interest expense incurred on the notes payable related to the Video Game Exchange, Inc. acquisition on August 15, 1997.

PROVISION FOR INCOME TAXES

The provision for income taxes was calculated at an effective rate of 39.2% for fiscal 1995, 1996 and 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company ended the year with $3.1 million cash and had a current ratio of 1.6 to 1.0.

During the year ended December 27, 1997, the Company's operating activities provided $6.1 million of cash. Net income before depreciation and change in deferred income tax provided $5.3 million, offset by changes in the operating assets and liabilities. Prepaid assets increased by $1.0 million as a result of income tax deposits made during the year and the renegotiated point-of-sale software license agreement renegotiated in 1997. Inventory increased by $1.5 million as a result of the net addition of five Company-owned stores in 1997. Accrued liabilities increased by $2.5 million primarily as a result of recording the litigation settlement. The Company intends to appeal the court decision and does not anticipate paying for the settlement until all post litigation motions are concluded.

In August 1997, the Company purchased certain assets of Video Game Exchange, Inc. (VGE) for total consideration of $6.6 million. Of this amount, $4.5 million was financed through a five-year term loan, with a bank, payable in sixty equal installments beginning in October 1997 plus accrued interest at prime plus one-half of one percent. The former owners of VGE financed $2.0 million through a two-year note payable in twenty-four equal installments beginning in September 1997 plus accrued interest at prime plus one-half of one percent.

In 1997, the Company renegotiated the terms of its point-of-sale software license utilized by its franchisees from a per unit fee with a remaining minimum liability of $666,800 to a set fee of $400,000. The Company paid $133,000 upon signing the agreement and recorded the $267,000 note payable that is payable in equal installments in January 1998 and January 1999.

Financing activities provided cash of $2.6 million in 1997 compared to utilizing cash of $2.9 million and $6.2 million in 1995 and 1996, respectively. 1997 activity consisted primarily of the VGE notes offset by the repurchase of 386,819 shares of the Company's common stock. In July 1997, the buy back was extended to include an additional 500,000 shares bringing the total shares the Company is authorized to buy back to 2,000,000. As of March 9, 1998, 1,505,286 shares, at an average price of $9.37 per share had been purchased.

The Company has a $5.0 million committed revolving line of credit agreement which is due for renewal on July 31, 1998. Borrowings against the line are due on demand and carry an interest rate of prime which was 8.5% at December 27, 1997. At December 27, 1997, the Company had no borrowings against the line.

The Company believes that its current cash position, cash generated from future operations, availability of line of credit borrowings and additional capacity for debt will be adequate to meet the Company's current obligations and operating needs.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) has issued Statement No. 128, "Accounting for Earnings Per Share". The Company has adopted Statement No. 128 and has disclosed the impact of Statement No. 128 in the Statements of Operations and in the footnotes to the financial statements.


FORWARD LOOKING STATEMENTS

The statements made in this report that are not historical facts are forward looking statements. Such statements are based on current expectations but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements. Important factors which may result in variations from results contemplated by such forward looking statements include, but are not limited to: (1) the Company's ability to attract qualified franchisees; (2) the Company's ability to collect its receivables; (3) the Company's ability to open stores; (4) each store's ability to acquire high-quality, used merchandise; (5) the Company's ability to control selling, general and administrative expenses; and (6) the Company's ability to obtain competitive financing to fund its growth.

The Company's strategy focuses on enhancing revenues and profits at all store locations and the opening of additional stores. The Company's growth strategy is premised on a number of assumptions concerning trends in each of the retail industries as well as trends in franchising and the economy. To the extent that the Company's assumptions with respect to any of these matters are inaccurate, its results of operations and financial condition could be adversely affected.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   Grow Biz International, Inc. and Subsidiary
                          Index to Financial Statements

         Consolidated Balance Sheets                                     Page 25
         Consolidated Statements of Operations                           Page 26
         Consolidated Statements of Changes in Shareholders' Equity      Page 27
         Consolidated Statements of Cash Flows                           Page 28
         Consolidated Notes to Financial Statements                      Page 29
         Report of Independent Public Accountants                        Page 37

                      GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                                  December 28,     December 27,
                                                                      1996             1997
                                                                  -----------------------------
                           ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                    $  1,388,800     $  3,088,000
     Receivables, less allowance for doubtful accounts
         of $930,000 and $880,000                                   13,171,400       12,880,700
     Inventories                                                     2,716,000        5,728,600
     Prepaid expenses and other                                        862,900        1,987,300
     Deferred income taxes (Note 8)                                  1,726,400        1,491,600
                                                                  ------------     ------------
                       Total current assets                         19,865,500       25,176,200
                                                                  ------------     ------------
NOTES RECEIVABLE                                                       339,800          184,000

PROPERTY AND EQUIPMENT:
     Furniture and equipment                                         5,553,100        6,339,200
     Building and building improvements                              3,305,800        3,375,100
     Less - accumulated depreciation and amortization               (2,879,600)      (4,096,400)
                                                                  ------------     ------------
                       Property and equipment, net                   5,979,300        5,617,900
                                                                  ------------     ------------
OTHER ASSETS:
     Noncompete agreements and other, net of accumulated
         amortization of $2,788,600 and $3,258,300                   1,855,200        1,507,000
     Goodwill, net of accumulated amortization of $128,800
         and $230,200                                                1,136,700        5,269,500
                                                                  ------------     ------------
                       Total other assets                            2,991,900        6,776,500
                                                                  ------------     ------------
                                                                  $ 29,176,500     $ 37,754,600
                                                                  ============     ============

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                             $  5,670,300     $  6,604,800
     Accrued liabilities                                             1,275,800        3,781,500
     Current maturities of long-term debt (Note 7)                     134,900        2,061,400
     Deferred franchise fee revenue                                  4,269,000        3,588,000
                                                                  ------------     ------------
                       Total current liabilities                    11,350,000       16,035,700

LONG TERM DEBT (Note 7)                                                129,000        4,268,200

SHAREHOLDERS' EQUITY (Note 5)
     Undesignated stock, no par, 5,000,000 shares
         authorized, no shares issued and outstanding                     --               --
     Common stock, no par, 10,000,000 shares authorized,
         6,263,444 and 6,002,214 shares issued and outstanding      10,952,900        7,474,900
     Retained earnings                                               6,744,600        9,975,800
                                                                  ------------     ------------
                       Total shareholders' equity                   17,697,500       17,450,700
                                                                  ------------     ------------
                                                                  $ 29,176,500     $ 37,754,600
                                                                  ============     ============

   The accompanying notes are an integral part of these financial statements.

                   GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                                                         Fiscal Year Ended
                                                                         -----------------
                                                           December 30,      December 28,      December 27,
                                                               1995              1996              1997
                                                           -------------------------------------------------
REVENUE
       Merchandise sales                                   $  84,043,100     $  71,736,800     $  66,889,100
       Royalties                                              11,560,500        14,964,800        17,328,500
       Franchise fees                                          3,888,500         4,161,600         3,907,200
       Advertising and other                                     720,700           686,400           710,500
                                                           -------------     -------------     -------------
                             Total revenues                  100,212,800        91,549,600        88,835,300

COST OF MERCHANDISE SOLD                                      76,191,400        63,855,600        56,633,700

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                                                 20,980,300        23,636,200        24,989,900
                                                           -------------     -------------     -------------
                             Income from operations            3,041,100         4,057,800         7,211,700

LITIGATION SETTLEMENT (Note 10)                                     --                --          (2,000,000)

INTEREST EXPENSE                                                 (49,700)          (56,900)         (256,700)

INTEREST INCOME                                                  345,200           251,600           359,400
                                                           -------------     -------------     -------------

                             Income before income taxes        3,336,600         4,252,500         5,314,400

PROVISION FOR INCOME TAXES (Note 8)                            1,308,000         1,667,000         2,083,200
                                                           -------------     -------------     -------------
NET INCOME                                                 $   2,028,600     $   2,585,500     $   3,231,200
                                                           -------------     -------------     -------------

NET INCOME PER COMMON SHARE - Basic                        $        0.28     $        0.40     $        0.53
                                                           -------------     -------------     -------------

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic                    7,212,600         6,428,500         6,116,200
                                                           -------------     -------------     -------------

NET INCOME PER COMMON SHARE - Diluted                      $        0.28     $        0.40     $        0.52
                                                           -------------     -------------     -------------

WEIGHTED AVERAGE SHARES OUTSTANDING - Diluted                  7,351,000         6,516,000         6,273,500
                                                           -------------     -------------     -------------


   The accompanying notes are an integral part of these financial statements.

                   GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Shareholders' Equity
  Fiscal years ended December 30, 1995, December 28, 1996 and December 27, 1997

                                                                   Common Stock
                                                                   ------------              Retained
                                                              Shares          Amount         Earnings
                                                            -------------------------------------------
BALANCE, December 31, 1994                                  7,203,862     $ 19,554,500     $  2,130,500
     Repurchase of common stock (Note 5)                     (321,900)      (2,939,700)            --
     Stock options exercised and related tax benefits          76,506          418,200             --
     Net income                                                  --               --          2,028,600
                                                            ---------     ------------     ------------

BALANCE, December 30, 1995                                  6,958,468     $ 17,033,000     $  4,159,100
     Repurchase of common stock (Note 5)                     (740,194)      (6,266,100)            --
     Stock options exercised and related tax benefits          45,170          186,000             --
     Net income                                                  --               --          2,585,500
                                                            ---------     ------------     ------------

BALANCE, December 28, 1996                                  6,263,444     $ 10,952,900     $  6,744,600
     Repurchase of common stock (Note 5)                     (386,819)      (4,217,300)            --
     Stock options exercised and related tax benefits         125,589          739,300             --
     Net income                                                  --               --          3,231,200
                                                            ---------     ------------     ------------

BALANCE, December 27, 1997                                  6,002,214     $  7,474,900     $  9,975,800
                                                            =========     ============     ============



   The accompanying notes are an integral part of these financial statements.

                   GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                                                                      Fiscal Year Ended
                                                                                      -----------------
                                                                          December 30,    December 28,    December 27,
                                                                              1995           1996             1997
                                                                          -------------------------------------------
OPERATING ACTIVITIES:
    Net income                                                            $ 2,028,600     $ 2,585,500     $ 3,231,200
    Adjustments to reconcile net income to net cash
    provided by (used for) operating activities -
        Depreciation and amortization                                       1,765,400       1,785,000       1,878,100
        Deferred income tax                                                  (378,100)       (274,900)        234,800
             Change in operating assets and liabilities:
             Receivables                                                      363,200       2,861,000         446,500
             Inventories                                                   (1,302,000)      1,576,000      (1,461,900)
             Prepaid expenses and other                                       263,300         122,800        (998,500)
             Accounts payable                                              (2,739,100)     (1,408,200)        934,500
             Accrued liabilities                                           (1,219,000)         80,200       2,505,700
             Deferred franchise fee revenue                                  (747,000)        126,000        (681,000)
                                                                          -----------     -----------     -----------
                  Net cash provided by (used for) operating activities     (1,964,700)      7,453,400       6,089,400
                                                                          -----------     -----------     -----------

INVESTING ACTIVITIES:
    Redemption of short-term investments                                    6,337,300         420,000            --
    Purchases of property and equipment, net                               (2,335,800)       (297,000)       (366,900)
    Increase in other assets                                                 (164,900)        (57,700)        (31,300)
    Acquisition of certain assets of Video Game Exchange, Inc.                   --              --        (6,579,700)
                                                                          -----------     -----------     -----------
                  Net cash provided by (used for) investing activities      3,836,600          65,300      (6,977,900)
                                                                          -----------     -----------     -----------

FINANCING ACTIVITIES:
    Notes Payable                                                                --              --         6,767,000
    Payments on long-term debt, net                                          (214,800)       (151,300)       (701,200)
    Repurchase of common stock                                             (2,939,700)     (6,266,100)     (4,217,300)
    Proceeds from stock option and warrant exercises                          277,200         186,000         739,200
                                                                          -----------     -----------     -----------
                  Net cash provided by (used for) financing activities     (2,877,300)     (6,231,400)      2,587,700
                                                                          -----------     -----------     -----------

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                            (1,005,400)      1,287,300       1,699,200
CASH AND CASH EQUIVALENTS, beginning of period                              1,106,900         101,500       1,388,800
                                                                          -----------     -----------     -----------
CASH AND CASH EQUIVALENTS, end of period                                  $   101,500     $ 1,388,800     $ 3,088,000
                                                                          ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURES:
    Cash paid for interest                                                $    47,600     $    50,200     $   196,600
                                                                          -----------     -----------     -----------
    Cash paid for income taxes                                            $ 2,978,300     $ 1,831,500     $ 2,744,300
                                                                          ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                   GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY
                 Consolidated Notes to the Financial Statements
                     December 28, 1996 and December 27, 1997


1.     ORGANIZATION AND BUSINESS:

Grow Biz International, Inc. (the Company) offers licenses to operate retail stores using the service marks "Play It Again Sports", "Once Upon A Child", "Music Go Round", "Computer Renaissance", "Disc Go Round" and "It's About Games". In addition, the Company sells inventory to its franchisees through its "Buying Group" and operates retail stores. The Company has a 52/53-week fiscal year which ends on the last Saturday in December.

In 1997, Grow Biz Games, Inc., a wholly-owned subsidiary of the Company, was incorporated. Certain assets of the following entities were acquired by the Company and its subsidiary with the respective operating results included in the financial statements from the date of acquisition:

          Entity                                           Acquisition Year
          ------                                           ----------------
          Sports Traders, Inc. (Buying Group)                   1992
          Play It Again Sports retail stores (3)                1992
          Once Upon A Child, Inc.                               1992
          Hi Tech Consignments, Inc. (Music Go Round)           1993
          Computer Renaissance, Inc.                            1993
          CDX Audio Development, Inc. (Disc Go Round)           1994
          Video Game Exchange, Inc. (It's About Games)          1997

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

INVENTORIES

The Company values its inventories at the lower of cost or market, as determined by the average weighted cost method.

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

OTHER ASSETS

Other assets consist primarily of covenants not to compete which are being amortized on a straight-line basis over the terms of the agreements which range from three to ten years and goodwill which is being amortized on a straight-line basis over fifteen to forty years.

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

REVENUE RECOGNITION

The Company collects royalties from each franchise based on retail store gross sales. The Company recognizes royalties as revenue when earned. The Company collects franchise fees when franchise agreements are consummated and recognizes the franchise fees as revenue when substantially all initial franchise services have been performed. The Company had deferred franchise fee revenue of $4,269,000 and $3,588,000 at December 28, 1996 and December 27, 1997,
respectively.

NET INCOME PER COMMON SHARE

The Company calculates net income per share in accordance with FASB Statement No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Net Income Per Common Share - Basic. The Company calculates Net Income Per Share - Dilutive by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method. A reconciliation of basic weighted average number of shares outstanding to dilutive average number of shares outstanding is as follows:

                                                        December 30, 1995    December 28, 1996    December 27, 1997
                                                        -----------------------------------------------------------
   Weighted average shares outstanding - Basic               7,212,600           6,428,500            6,116,200
   Dilutive effect of stock options after application
      of the treasury stock method                             138,400              87,500              157,300
                                                             ---------           ---------            ---------
   Weighted average shares outstanding - Dilutive            7,351,000           6,516,000            6,273,500
                                                             =========           =========            =========


RECLASSIFICATION

Certain 1995 and 1996 amounts in the financial statements have been reclassified to conform with the 1997 financial statement presentation. These reclassifications have no effect on net income or shareholders' equity as previously reported.

3.     RECEIVABLES:

The Company's current receivables consisted of the following:

                                     December 28, 1996         December 27, 1997
                                     -------------------------------------------
            Trade (Net)                 $ 11,591,500              $ 11,065,200
            Royalty                        1,709,000                 1,718,500
            Other                            210,700                   281,000
                                        ------------              ------------
                                          13,511,200                13,064,700
            Less: Long-term Notes          (339,800)                 (184,000)
                                        ------------              ------------
            Current Receivables         $ 13,171,400              $ 12,880,700
                                        ============              ============

As part of its normal course of business, the Company requires Standby Letters of Credit as collateral for a portion of its trade receivables from it first-year and second-year stores.

4.     ACQUISITIONS:

PURCHASE OF VIDEO GAME EXCHANGE, INC.

In August 1997, Grow Biz Games, Inc., a wholly-owned subsidiary of Grow Biz International, Inc., acquired certain assets and franchising rights of Video Game Exchange, Inc. ("VGE") a forty store retail chain headquartered in Cleveland, Ohio for $6,579,700. The acquisition has been accounted for under the purchase method of accounting. Pursuant to the purchase, the Seller and its shareholders entered into agreements not to compete with the Company for five years. Of the total purchase price, $4.5 million was financed through a five-year bank term loan payable in sixty equal installments plus accrued interest at prime plus one-half of one percent. The former owners of VGE financed $2.0 million through a two-year note payable in twenty-four equal installments plus accrued interest at prime plus one-half of one percent. The $4.3 million cost in excess of net assets acquired was recorded as goodwill and will be amortized over a twenty-five year period.

The following are the unaudited pro forma results of operations for 1996 and 1997, as if the above acquisition had occurred on December 30, 1995.

                                         December 28, 1996     December 27, 1997
                                         ---------------------------------------
  Revenue                                   $105,756,600          $ 97,230,400
  Net income                                   2,962,500             3,498,000
  Net income per common share (Basic)       $        .46          $        .57
  Net income per common share (Diluted)     $        .45          $        .56

5.     SHAREHOLDERS' EQUITY:

REPURCHASE OF COMMON STOCK

Since November 1995, the Company's Board of Directors has authorized the repurchase of up to 2,000,000 shares of the Company's common stock on the open market. As of December 27, 1997, the Company had repurchased 1,448,913 shares of its stock at an average price of $9.26 per share including 386,819 shares repurchased at an average price of $10.90 per share in the year ended December 27, 1997.

STOCK OPTION PLAN

The Company has authorized up to 1,100,000 shares of common stock be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company's 1992 Stock Option Plan (the Plan). Grants can be made by the board of directors or a board-designated committee at a price of not less than 100% of the fair market value on the date of grant. If an incentive stock option is granted to an individual who owns more than 10% of the voting rights of the Company's common stock, the option exercise price may not be less than 110% of the fair market value on the date of grant. The term of the options may not exceed ten years, except in the case of nonqualified stock options, whereby the terms are established by the board of directors or a board-designated committee. Options may be exercisable in whole or in installments, as determined by the board of directors or a board-designated committee.

Stock options granted and exercised under the plan as of December 27, 1997 are as follows:

                                                                                        Weighted Average
                                            Number of Shares          Price Range        Exercise Price
                                            ------------------------------------------------------------
    Outstanding at December 30, 1995            588,575          $  2.00   -  $ 14.50        $  8.35
         Granted                                357,000             7.25   -     9.00           7.95
         Exercised                              (38,750)            2.00   -    10.00           2.75
         Forfeited                             (190,700)            8.00   -    12.38           9.86
                                            ------------------------------------------------------------
    Outstanding at December 28, 1996            716,125             2.00   -    14.50           8.68
         Granted                                145,750            10.50   -    12.25          11.31
         Exercised                             (101,968)            2.00   -    12.19           4.79
         Forfeited                              (61,045)            8.00   -    11.75           9.82
                                            ------------------------------------------------------------
    Outstanding at December 27, 1997            698,862          $  2.00   -  $ 14.50        $  9.88
                                            ============================================================
    Exercisable at December 27, 1997            350,554          $  2.00   -  $ 14.50        $  8.70
                                            ============================================================

The stock options outstanding at December 27, 1997 have a weighted average contractual life of 1.9 years.

EMPLOYEE STOCK PURCHASE PLAN

The Company sponsors an Employee Stock Purchase Plan ('Employee Plan') and reserved 100,000 shares of the Company's common stock for issuance to employees who elect to participate. The Employee Plan operates in one-year phases and stock may be purchased at the end of each phase. The stock price is 85% of the fair market value of such common stock on the commencement date or termination date of the phase, whichever is lower. During 1997, the Company issued 10,315 shares under the plan at a price of $6.85. As of December 27, 1997, contributions have been received for the issuance of 6,697 shares under phase four.

NONPLAN OPTIONS

The Company sponsors a Stock Option Plan for Nonemployee Directors (the 'Nonemployee Directors Plan') and reserved a total of 100,000 common shares for issuance to directors of the Company who are not employees. The Nonemployee Directors Plan provides that each director who is not an employee of the Company will receive an option to purchase 25,000 common shares upon initial election as a director at a price equal to the fair market value on the date of grant. Each option granted under the Nonemployee Directors Plan vests and becomes exercisable in five equal increments of 5,000 shares, beginning one year after the date of grant.

The Company has granted options to purchase the Company's common stock at $10.00 per share to four non-employee directors. Each option granted vests and becomes exercisable in increments through 1998. There were 75,000 shares exercisable at December 27, 1997.

The Company accounts for the above plans under APB Opinion No. 25, and accordingly no compensation expense relating to the granting of options has been recognized in the Statement of Operations. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), the Company's proforma net income and net income per common share would have changed to the following proforma amounts:

                                                          1995              1996              1997
                                                        ----------------------------------------------
Net Income:                              As Reported    $ 2,028,600       $ 2,585,500      $ 3,231,200
                                         Pro Forma        1,889,900         2,293,000        2,964,300

Net Income Per Common Share (Diluted):   As Reported    $       .28       $       .40      $       .52
                                         Pro Forma      $       .26       $       .35      $       .47

The fair value of each option granted subsequent to January 1, 1995 in accordance with SFAS 123 was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 6.07% to 7.90% in 1995, 6.01% to 6.81% in 1996 and 5.77% to 6.83% in 1997, expected life of five years for 1995, two to five years for 1996 and five years for 1997; expected volatility of 47.05% to 56.01% in 1995, 39.78% to 44.59% in 1996 and 20.11% to 36.85% in 1997.

WARRANTS

In connection with a 1992 private placement, options to purchase 37,500 shares of the Company's common stock were exercised in 1997 under the net issuance method resulting in 13,306 shares being issued. At December 27, 1997 there were outstanding warrants remaining to purchase 37,500 shares of the Company's common stock at $10.00 per share. The warrants expire in 1998.

6.     LINE OF CREDIT:

The Company has a $5.0 million committed revolving line of credit agreement which is due for renewal on July 31, 1998. Borrowings against the line are due on demand and carry an interest rate of prime which was 8.5% at December 27, 1997. At December 27, 1997, the Company had no borrowings against the line.

7.     LONG-TERM DEBT:

The Company's long-term debt consists of:


                                    December 28, 1996      December 27, 1997
                                    ----------------------------------------
          Bank Term Debt               $         -           $  4,275,000
          Note Payable                           -              1,666,700
          Other                            263,900                387,900
                                       -----------           ------------
          Total                            263,900              6,329,600
          Less: Current Portion           (134,900)            (2,061,400)
                                       -----------           ------------
                                       $   129,000           $  4,268,200
                                       ===========           ============

Future maturities of long-term debt as of December 27, 1997 are as follows:

         1998                             $ 2,061,400
         1999                               1,700,600
         2000                                 900,000
         2001                               1,022,100
         2002                                 645,500
                                          -----------
                                          $ 6,329,600
                                          ===========

The bank term note bears interest at prime plus one-half of one percent. It is due in monthly principal and interest installments through September 2002. This note contains various restrictive covenants which, among other matters, require the Company to maintain certain financial ratios. The Company was in compliance with all these covenants as of December 27, 1997.

The note payable bears interest at prime plus one-half of one percent. It is due in monthly principal and interest installments through September 1999.

8.     INCOME TAXES:

Components of the provision for income taxes are as follows:

                                        December 30, 1995      December 28, 1996      December 27, 1997
                                        ---------------------------------------------------------------
Currently payable:
         Federal                           $  1,511,100           $  1,701,300          $  1,423,400
         State                                  175,000                240,600               425,000
                                           ------------           ------------          ------------
              Subtotal                        1,686,100              1,941,900             1,848,400
         Deferred income tax benefit          (378,100)              (274,900)               234,800
                                           ------------           ------------          ------------
              Total tax provision          $  1,308,000           $  1,667,000          $  2,083,200
                                           ============           ============          ============

The effective tax rate differs from the federal statutory rate due primarily to the following:

                                               December 30, 1995      December 28, 1996      December 27, 1997
                                               ---------------------------------------------------------------
   Federal statutory rate                              34.0%                 34.0%                 34.0%
   State income taxes, net of federal benefit           3.4                   3.7                   5.3
   Nondeductible meals and entertainment                1.1                   0.8                   0.7
   Tax exempt interest income                          (0.9)                    -                     -
   Other, net                                           1.6                   0.7                  (0.8)
                                                       ----                  ----                  ----
                                                       39.2%                 39.2%                 39.2%
                                                       ====                  ====                  ====

Deferred income taxes are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than they are reported for financial reporting. The components of the deferred tax asset are as follows:

                                       December 28, 1996    December 27, 1997
                                       --------------------------------------
         Deferred franchise fees          $   929,500          $   614,600
         Accounts receivable reserves         470,600              466,500
         Other                                326,300              410,500
                                          -----------          -----------
              Net deferred tax asset      $ 1,726,400          $ 1,491,600
                                          ===========          ===========

9.     COMMITMENTS AND CONTINGENCIES:

EMPLOYEE BENEFIT PLAN

The Company provides a 401(k) Savings Incentive Plan which covers substantially all employees. The plan provides for matching contributions and optional profit-sharing contributions at the discretion of the board of directors. Employee contributions are fully vested; matching and profit-sharing contributions are subject to a five-year service vesting schedule. Contributions to the plan for 1995, 1996 and 1997 were $205,100, $267,000 and $253,500, respectively.

OPERATING LEASES

The Company conducts all of its retail operations in leased facilities that expire over the next five years. A majority of these leases require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rent. Total rent expense under these operating leases was $850,800 in 1995, $1,033,000 in 1996 and $1,468,100 in 1997. As of December 27, 1997,
minimum rental commitments under noncancelable operating leases are: $1,701,900 in 1998, $696,900 in 1999, $379,700 in 2000, $258,800 in 2001 and $144,100 in
2002.

The Company rents retail space from PIAS Holdings, a partnership of two of the Company's officers, through an agreement that expires September 2000. Payments under this agreement were approximately $59,000, $66,000 and $66,000 in 1995, 1996 and 1997, respectively.

CONSULTING AGREEMENTS

The Company has a consulting agreement with a former shareholder in which the Company is required to pay $35,000 per year through 1999.

The Company has consulting agreements with the former owners of Computer Renaissance. The agreements require the Company to pay 1/2% of all receipts from franchising Computer Renaissance retail stores through May 31, 1998.

10.    LITIGATION SETTLEMENT:

In 1995, an early partner in the original Play It Again Sports store commenced an action against the Company relating to, among other things, the development of stores under a 1992 retail store agreement. In February 1998, the court ruled that an enforceable settlement agreement was reached between the parties. The terms of the settlement require the Company to pay $2.0 million to purchase certain development rights and settle all claims. The Company has recorded the $2.0 million non-operating expense in fiscal 1997. The likelihood of a favorable ruling on an appeal cannot be determined at this time.

11.    QUARTERLY FINANCIAL DATA:

The Company's unaudited quarterly results for the years ended December 27, 1997 and December 28, 1996 are as follows:

                                               First              Second              Third              Fourth
                                              Quarter             Quarter            Quarter             Quarter
                                           -----------------------------------------------------------------------
         1997
   Total Revenue                           $ 19,109,400       $ 20,679,000        $ 22,078,500         $26,968,400
   Income from Operations                       826,300          1,589,700           2,056,400           2,739,300
   Net Income                                   545,200            994,000           1,269,000             423,000
   Net Income Per Common Share - Basic     $        .09       $        .16        $        .21         $       .07
   Net Income Per Common Share - Diluted   $        .09       $        .16        $        .20         $       .07

         1996
   Total Revenue                           $ 25,126,400       $ 25,008,800        $ 21,573,900         $19,840,500
   Income from Operations                       543,000            725,300           1,385,000           1,404,500
   Net Income                                   330,200            467,500             887,700             900,100
   Net Income Per Common Share - Basic     $        .05       $        .07        $        .14         $       .14
   Net Income Per Common Share - Diluted   $        .05       $        .07        $        .14         $       .14


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Grow Biz International, Inc.:

We have audited the accompanying consolidated balance sheets of Grow Biz International, Inc. and Subsidiary (Minnesota corporations) as of December 27, 1997 and December 28, 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grow Biz International, Inc. and Subsidiary as of December 27, 1997 and December 28, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1997, in conformity with generally accepted accounting principles.


                                        ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
February 3, 1998

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The section entitled "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 6, 1998, sets forth certain information with respect to the directors of the Registrant and the required information is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11: EXECUTIVE COMPENSATION.

The section entitled "Executive Compensation" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 6, 1998, sets forth certain information with respect to the compensation of management of the Registrant and the required information is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The sections entitled "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 6, 1998, set forth certain information with respect to the ownership of the Registrant's Common Stock and the required information is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The section entitled "Certain Transactions" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 6, 1998, sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and the required information is incorporated herein by reference.

                                     PART IV

ITEM 14: EXHIBITS AND REPORTS ON FORM 8-K.

(a.) The following documents are filed as a part of this Report:

     1.   FINANCIAL STATEMENTS.
          The financial statements filed as part of this report are listed on the Index to Financial Statements on page 24.

     2.   EXHIBITS.

EXHIBIT NUMBER                  DESCRIPTION
--------------                  -----------

      3.1         Articles of Incorporation, as amended (Exhibit 3.1) (1)
      3.2         By-laws, as amended and restated to date (Exhibit 3.2) (1)
      4.1         Form of Stock Purchase Warrant to Hayne, Miller & Farni, Inc.
                  (1992) (Exhibit 4.2) (1)
      4.2 Revised form of Stock Purchase Warrant to Hayne, Miller & Farni, Inc. (1992) (Exhibit 4.3) (1)
     10.1 Form of franchise agreement for Play It Again Sports(R) (Exhibit 10.1) (3)
     10.2         Form of franchise agreement for Once Upon A Child(R)(Exhibit
                  10.2) (3)
     10.3 Form of franchise agreement for Computer Renaissance(R) (Exhibit 10.3) (3)
     10.4         Form of franchise agreement for Music Go Round(R) (Exhibit
                  10.4) (3)
     10.5         Form of franchise agreement for Disc Go Round(R) (Exhibit
                  10.5) (3)
     10.6         Form of franchise agreement for It's About Games(TM) (Exhibit
                  10.6)
     10.7         Lease for 3505 Hennepin Avenue, Minneapolis Minnesota (Exhibit
                  10.4) (1)
     10.8 Asset Purchase Agreement dated January 24, 1992 with Sports Traders, Inc. and James D. Van Buskirk ("Van Buskirk") concerning acquisition of wholesale business, including amendment dated March 11, 1992 (Exhibit 10.6 (a) ) (1)
     10.9 Retail store agreement dated January 24, 1992 with Van Buskirk (Exhibit 10.6 (b) ) (1)
    10.10 Noncompetition and Consulting agreement dated January 1, 1990, as amended January 24, 1992, with Martha Morris (Exhibit 10.7)
                  (1)
    10.11 Asset Purchase Agreement dated April 1, 1993 concerning purchase of assets of Computer Renaissance, Inc., including stock option agreement (Exhibit 10.12) (1)
    10.12 Asset Purchase Agreement dated July 1, 1994 for purchase of assets of CDX Audio Development, Inc. (Exhibit 10.13) (3)
    10.13 1992 Stock Option Plan, including forms of stock option agreement (Exhibit 10.12) (1) (3)
    10.14         Amendment No. 1 to the 1992 Stock Option Plan (Exhibit 10.15)
                  (2)
    10.15         Amendment No. 2 to the 1992 Stock Option Plan (Exhibit 10.16)
                  (2)
    10.16         Amendment No. 3 to the 1992 Stock Option Plan
    10.17 Nonemployee Director Stock Option Plan, as amended, including form of stock option agreement (Exhibit 10.16) (2) (3)
    10.18         Employee Stock Purchase Plan of 1994 (Exhibit 10.17) (2) (3)
    10.19 Real Estate Purchase Agreement for Purchase of the Company's headquarters (Exhibit 10.18) (2)

EXHIBIT NUMBER                  DESCRIPTION
--------------                  -----------

    10.20 Consulting and Noncompetition Agreement dated November 6, 1992 with Lynn and Dennis Blum (Exhibit 10.19) (3)
    10.21         Noncompetition Agreements dated April 1, 1993 with Charles G.
                  Welle and Richard C. Frost related to the purchase of assets of Computer Renaissance (Exhibit 10.20) (3)
    10.22 Asset Purchase Agreement between Grow Biz Games, Inc. and Video Game Exchange, Inc., dated August 15, 1997 (Exhibit 10.1) (5)
    10.23 First Amendment to Credit Agreement and Revolving Note, dated August 8, 1997 (Exhibit 10.2) (5)
    10.24         Term Note, TCF, dated August 8, 1997 (Exhibit 10.3) (5)
    10.25 Non-Negotiable Promissory Note, Video Game Exchange, Inc., dated August 15, 1997 (Exhibit 10.4) (5)
     11.1         Statement of Computation of Per Share Earnings
     21.1         Subsidiaries
     23.1         Consent of Arthur Andersen LLP Independent Public Accountants
     27.1         Financial Data Schedule
     99.1         Cautionary Statements

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

     (5) Incorporated by reference to the specified exhibit to the Current Report on Form 8-K, August 15, 1997.

     (6) Indicates management contracts, compensation plans or arrangements required to be filed as exhibits.


(b.) Reports on Form 8-K   No reports on Form 8-K were filed by the Registrant
                           during the fiscal quarter ended December 27, 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY

                 By:  /s/ RONALD G. OLSON             Date: March 16, 1998
            -------------------------------------
                       Ronald G. Olson
            President and Chief Executive Officer

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

           SIGNATURE                                  TITLE                              DATE
           ---------                                  -----                              ----
  /s/ K. JEFFREY DAHLBERG         Chairman of the Board of Directors                 March 17, 1998
------------------------------
     K. Jeffrey Dahlberg

                                  President, Chief Executive Officer
  /s/ RONALD G. OLSON             and Director                                       March 16, 1998
------------------------------    (principal executive officer)
     Ronald G. Olson

                                  Vice President of Finance and Chief Financial
  /s/ DAVID J. OSDOBA, JR.        Officer                                            March 13, 1998
------------------------------    (principal financial and accounting officer)
     David J. Osdoba, Jr.


  /s/ GAYLEN L. KNACK             Vice President and General Counsel                 March 16, 1998
------------------------------
     Gaylen L. Knack


  /s/ RANDEL S. CARLOCK           Director                                           March 13, 1998
------------------------------
     Randel S. Carlock


  /s/ DENNIS J. DOYLE             Director                                           March 13, 1998
------------------------------
     Dennis J. Doyle


  /s/ ROBERT C. POHLAD            Director                                           March 16, 1998
------------------------------
     Robert C. Pohlad


  /s/ BRUCE C. SANBORN            Director                                           March 13, 1998
------------------------------
     Bruce C. Sanborn
