Form 10-K/A
period 1997-12-27
GROW BIZ INTERNATIONAL INC
filed 1998-05-12
CIK 908315

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                   FORM 10-K/A

                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997      COMMISSION FILE NUMBER: 0-22012

                             ---------------------

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

        Securities registered pursuant to Section 12 (b) of the Act: None

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

     3.2          By-laws, as amended and restated to date (Exhibit 3.2) (1)

     4.1          Form of Stock Purchase Warrant to Hayne, Miller & Farni, Inc.
                  (1992) (Exhibit 4.2) (1)

     4.2 Revised form of Stock Purchase Warrant to Hayne, Miller & Farni, Inc. (1992) (Exhibit 4.3) (1)

    10.1 Form of franchise agreement for Play It Again Sports(R) (Exhibit 10.1) (3)

    10.2          Form of franchise agreement for Once Upon A Child(R)
                  (Exhibit 10.2) (3)

    10.3 Form of franchise agreement for Computer Renaissance(R) (Exhibit 10.3) (3)

    10.4          Form of franchise agreement for Music Go Round(R)
                  (Exhibit 10.4) (3)

    10.5          Form of franchise agreement for Disc Go Round(R)
                  (Exhibit 10.5) (3)

    10.6          Form of franchise agreement for It's About Games(TM)
                  (Exhibit 10.6)

    10.7          Lease for 3505 Hennepin Avenue, Minneapolis Minnesota
                  (Exhibit 10.4) (1)

    10.8 Asset Purchase Agreement dated January 24, 1992 with Sports Traders, Inc. and James D. Van Buskirk ("Van Buskirk") concerning acquisition of wholesale business, including amendment dated March 11, 1992 (Exhibit 10.6 (a)) (1)

    10.9 Retail store agreement dated January 24, 1992 with Van Buskirk (Exhibit 10.6 (b)) (1)

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

    27.2          Financial Data Schedule (Restated)

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

                    GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY

                       By: /s/ RONALD G. OLSON              Date: May 8, 1998
                    -------------------------------------
                               Ronald G. Olson
                    President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                         TITLE                       DATE
         ---------                         -----                       ----

  *                            Chairman of the Board of             May 8, 1998
--------------------------     Directors
  K. Jeffrey Dahlberg


                               President, Chief Executive
  /s/ RONALD G. OLSON          Officer and Director                 May 8, 1998
--------------------------     (principal executive officer)
  Ronald G. Olson


                               Vice President of Finance
  /s/ DAVID J. OSDOBA, JR.     and Chief Financial Officer          May 8, 1998
--------------------------     (principal financial and
  David J. Osdoba, Jr.         accounting officer)


  *                            Vice President and General           May 8, 1998
--------------------------     Counsel
  Gaylen L. Knack


  *                            Director                             May 8, 1998
--------------------------
  Randel S. Carlock


                               Director                             May 8, 1998
--------------------------
  Dennis J. Doyle


                               Director                             May 8, 1998
--------------------------
  Robert C. Pohlad


                               Director                             May 8, 1998
--------------------------
  Bruce C. Sanborn



* /s/ DAVID J. OSDOBA, JR.     Attorney in Fact                     May 8, 1998
--------------------------
  David J. Osdoba, Jr.