Form 10-Q
period 1998-03-28
GROW BIZ INTERNATIONAL INC
filed 1998-05-12
CIK 908315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 28, 1998

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

 Common stock, no par value, 5,981,853 shares outstanding as of April 30, 1998.

                          GROW BIZ INTERNATIONAL, INC.

                                      INDEX

PART I.            FINANCIAL INFORMATION                                   PAGE
--------------------------------------------------------------------------------

Item 1.            Financial Statements (Unaudited)

                   CONDENSED BALANCE SHEETS:
                           March 28, 1998 and December 27, 1997             3

                   CONDENSED STATEMENTS OF OPERATIONS:
                          Three Months Ended
                          March 28, 1998 and March 29, 1997                 4

                   CONDENSED STATEMENTS OF CASH FLOWS:
                          Three Months Ended
                          March 28, 1998 and March 29, 1997                 5

                   NOTES TO CONDENSED FINANCIAL STATEMENTS                6 - 7

Item 2.            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    8 - 11

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

           27      Financial Data Schedule

           99      Cautionary Statements

 (b.)  Reports on Form 8-K -- None

                          GROW BIZ INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                        ----------------------------------
                                                                        March 28, 1998   December 27, 1997
                                                                        ----------------------------------
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                           $ 5,020,500        $ 3,088,000
     Trade receivables, less allowance for doubtful
            accounts of $1,007,500 and $880,000                           12,530,500         12,880,700
     Inventories                                                           5,414,800          5,728,600
     Prepaid expenses and other                                            1,841,800          1,987,300
     Deferred income taxes                                                 1,491,600          1,491,600
                                                                         -----------        -----------
                                       Total current assets               26,299,200         25,176,200

     Notes receivable                                                        206,700            184,000
     Property and equipment, net                                           5,359,200          5,617,900

     Other assets, net                                                     6,641,400          6,776,500
                                                                         -----------        -----------
                                                                         $38,506,500        $37,754,600
                                                                         ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                      7,677,400          6,604,800
     Accrued liabilities                                                   3,826,500          3,781,500
     Current maturities of long-term debt                                  2,134,200          2,061,400
     Deferred franchise fee revenue                                        3,584,300          3,588,000
                                                                         -----------        -----------
                                      Total current liabilities           17,222,400         16,035,700

Long-Term Debt                                                             3,483,300          4,268,200

Shareholders' Equity:
     Common stock, no par, 10,000,000 shares authorized,
          5,976,103 and 6,002,214 shares issued and outstanding            7,134,100          7,474,900
     Retained earnings                                                    10,666,700          9,975,800
                                                                         -----------        -----------

                                       Total shareholders' equity         17,800,800         17,450,700
                                                                         -----------        -----------
                                                                         $38,506,500        $37,754,600
                                                                         ===========        ===========

    The accompanying notes are an integral part of these financial statements

                          GROW BIZ INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       ------------------------------------
                                                                Three Months Ended
                                                       March 28, 1998        March 29, 1997
                                                       ------------------------------------
REVENUE:
     Merchandise sales                                  $ 20,192,700         $ 14,379,100
     Royalties                                             4,682,100            3,925,800
     Franchise fees                                          515,300              533,000
     Advertising and other                                   233,300              271,500
                                                        ------------         ------------
                     Total revenue                        25,623,400           19,109,400

COST OF MERCHANDISE SOLD                                  16,622,100           12,660,000

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                                   7,825,700            5,623,100
                                                        ------------         ------------

                      Income from operations               1,175,600              826,300

INTEREST INCOME (EXPENSE)                                    (39,200)              70,500
                                                        ------------         ------------

                      Income before income taxes           1,136,400              896,800

PROVISION FOR INCOME TAXES                                   445,500              351,600
                                                        ------------         ------------

NET INCOME                                              $    690,900         $    545,200
                                                        ============         ============



NET INCOME PER COMMON SHARE - BASIC                     $        .12         $        .09
                                                        ============         ============


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                5,977,400            6,360,500
                                                        ============         ============

NET INCOME PER COMMON SHARE - DILUTED                   $        .11         $        .09
                                                        ============         ============


WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED              6,165,800            6,255,000
                                                        ============         ============

    The accompanying notes are an integral part of these financial statements

                          GROW BIZ INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 --------------------------------
                                                                                        Three Months Ended
                                                                                 March 28, 1998    March 29, 1997
                                                                                 --------------------------------
OPERATING ACTIVITIES:
     Net income                                                                  $   690,900         $   545,200
     Adjustments to reconcile net income to net cash
     provided by operating activities:
             Depreciation and amortization                                           517,700             468,900
             Change in operating assets and liabilities:
                         Trade receivables                                           327,400            (505,900)
                         Inventories                                                 313,800            (120,700)
                         Prepaid expenses and other                                  145,400             (13,400)
                         Accounts payable                                          1,072,600           2,028,100
                         Accrued liabilities                                          45,100              48,000
                         Deferred franchise fee revenue                               (3,700)            122,500
                                                                                 -----------         -----------

                                Net cash provided by operating activities          3,109,200           2,572,700
                                                                                 -----------         -----------

INVESTING ACTIVITIES:
     Increase in other assets                                                        (20,200)               --
     Purchases of property and equipment                                            (103,700)            (40,400)
                                                                                 -----------         -----------

                                Net cash used for investing activities              (123,900)            (40,400)
                                                                                 -----------         -----------

FINANCING ACTIVITIES:
     Payments on long-term debt                                                     (712,100)            (36,300)
     Proceeds from stock option exercises                                            342,800              88,200
     Repurchase of common stock                                                     (683,500)           (628,800)
                                                                                 -----------         -----------

                                Net cash used for financing activities            (1,052,800)           (576,900)
                                                                                 -----------         -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                              1,932,500           1,955,400
Cash and cash equivalents, beginning of period                                     3,088,000           1,388,800
                                                                                 -----------         -----------
Cash and cash equivalents, end of period                                         $ 5,020,500         $ 3,344,200
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

Revenues and operating results for the three months ended March 28, 1998 are not necessarily indicative of the results to be expected for the full year.

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

3. SHAREHOLDERS' EQUITY:

Since 1995, the Company's Board of Directors has authorized the repurchase of up to 2,000,000 shares of the Company's common stock on the open market. As of April 30, 1998, the Company had repurchased 1,523,856 shares of its stock at an average price of $9.42 per share, including 56,373 shares repurchased at an average price of $12.13 per share in the three months ended March 28, 1998.

4. LITIGATION:

In connection with an action filed by an early partner in the original Play It Again Sports store, the Company received a court ruling in February 1998 on a motion filed by the plaintiff stating that an enforceable settlement agreement existed between the two parties. The Company has appealed the order which requires the Company to pay $2.0 million to purchase certain development rights held by the plaintiff from a 1992 agreement. The order further directed that all claims between the parties be dismissed. The Company recognized the entire $2.0 million as a non-operating expense in the year ended December 27, 1997.

5. NET INCOME PER COMMON SHARE:

The Company calculates net income per share in accordance with FASB Statement No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Net Income Per Common Share - Basic. The Company calculates Net Income Per Share - Dilutive by diving net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Grow Biz International, Inc., (the Company) is a franchise company that franchises six retail concepts which buy, sell, trade and consign merchandise. Each concept operates in a different industry and provides the consumer with `ultra-high value' retailing by offering quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers' used goods that have been outgrown or are no longer used. The stores also offer new merchandise to supplement their selection of used goods.

Following is a summary of the Company's franchising and corporate retail store activity for the six retail concepts for the three months ended March 28, 1998:

                                            -------------------------------------------------------------------------------
                                               TOTAL            OPENED/                                              TOTAL
                                             12/27/97          PURCHASED         CLOSED           CONVERTED         3/28/98
                                            -------------------------------------------------------------------------------
Play It Again Sports(R)
   Franchised Stores - US and Canada            654                5              (17)                0               642
   Franchised Stores - Other International        8                0                0                 0                 8
   Corporate                                      5                0                0                 0                 5
   Other                                         22                0                0                 0                22

Once Upon A Child(R)
   Franchised Stores - US and Canada            204                2               (3)               (1)              202
   Corporate                                      4                0                0                 1                 5

Computer Renaissance(R)
   Franchised Stores - US and Canada            180               10                0                 0               190
   Corporate                                      7                0                0                 0                 7

Music Go Round(R)
   Franchised Stores - US and Canada             38                1                0                 0                39
   Corporate                                      4                0                0                 0                 4

Disc Go Round(R)
   Franchised Stores - US and Canada            132                4               (1)                0               135
   Corporate                                      3                0                0                 0                 3

It's About Games(TM)
   Franchised Stores - US and Canada              0                1                0                 0                 1
   Corporate                                     42                0                0                 0                42
                                            -------------------------------------------------------------------------------
                      Total                   1,303               23              (21)                0             1,305
                                            ===============================================================================

In April 1998, the Company announced the acquisition of certain assets and franchising rights of Tool Traders, Inc. of Detroit, Michigan. The Company paid $380,200 plus a percentage of future royalties for a period of seven years. Tool Traders stores buy, sell and trade used and new tools. The Company anticipates opening Company-owned stores in the Minneapolis/Saint Paul markets and will begin franchising the concept under the name ReTool(TM) during the second half of 1998. ReTool(TM) is the seventh franchise concept for Grow Biz International, Inc.

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:


                                                 -------------------------------------------------
                                                     Three Months Ended            First Quarter
                                                 March 28,         March 29,     1998 over (under)
                                                   1998              1997        First Quarter 1997
                                                 --------------------------------------------------
Revenue:
Merchandise sales                                  78.8%             75.2%             40.4%
Royalties                                          18.3              20.5              19.2
Franchise fees                                      2.0               2.8              (3.3)
Advertising and other                               0.9               1.5             (14.1)
                                                  -----             -----             -----
          Total revenues                          100.0%            100.0%             34.1%

Cost of merchandise sold                           64.9              66.3              31.3

Selling, general and administrative expenses       30.5              29.4              39.2
                                                  -----             -----             -----
          Income from operations                    4.6               4.3              42.3
Interest and other income (expense), net            0.2               0.4            (155.6)
                                                  -----             -----             -----
          Income before income taxes                4.4               4.7              26.7
Provision for income taxes                          1.7               1.8              26.7
                                                  -----             -----             -----
          Net income                                2.7%              2.9%             26.7%
                                                  =====             =====             =====

COMPARISON OF THREE MONTHS ENDED MARCH 28, 1998 TO THREE MONTHS ENDED MARCH 29, 1997

REVENUES

Revenues for the quarter ended March 28, 1998 totaled $25.6 million compared to $19.1 million for the comparable period in 1997. Merchandise sales increased to $20.2 million for the three months ended March 28, 1998 from $14.4 million for the same period in 1997. Merchandise sales consist of the sale of product to franchisees through the buying group and retail sales at the Company-owned stores. For the first quarter of 1998 and 1997 they were as follows:

                           1998             1997
                       -----------      -----------
Buying Group           $11,782,200      $11,206,300
Retail Sales             8,410,500        3,172,800
                       -----------      -----------
Merchandise Sales      $20,192,700      $14,379,100
                       ===========      ===========


Buying group revenues increased 5.1% for the three months ended March 28, 1998 compared to the same period last year. It is anticipated that 1998 buying group revenues will be consistent with the prior year. Retail store sales increased $5.2 million, or 165.1%, in the first three months of 1998 compared to 1997 as a result of acquiring forty Video Game Exchange, Inc. (VGE) stores in August 1997. Retail sales are expected to continue to increase as the Company opens an additional twenty-five Company-owned stores in 1998. It is anticipated the total number of Company-owned stores will be over eighty-five by the end of 1998.

Royalties increased to $4.7 million for the first quarter of 1998 from $3.9 million for the same period in 1997, primarily due to the expanding base of franchise stores and increases in comparable store sales. Franchise fees recognized for store openings were consistent with the prior year. Store openings for the twelve months ended December 26, 1998 are anticipated to be consistent with the same period in 1997.

COST OF MERCHANDISE SOLD

Cost of merchandise sold includes the cost of merchandise sold through the buying group and at Company-owned retail stores. Cost of merchandise sold as a percentage of the related revenue was consistent with the previous year as shown in the following table:

                     1998       1997
                     ----       ----
Buying Group         96.1%      95.0%
Retail Stores        63.1       63.5

SELLING, GENERAL AND ADMINISTRATIVE

The $2.2 million, or 39.2%, increase in operating expenses in the first three months of 1998 compared to the same period in 1997 is primarily due to the costs related to operating the Video Game Exchange, Inc. stores acquired in August 1997. Selling, general and administrative expenses as a percent of revenues increased slightly.

During the first quarter of 1998, the Company had a net interest expense of $39,200 compared to net interest income of $70,500 in the first quarter of 1997. This decrease is primarily the result of the interest expense incurred on the notes payable related to the Video Game Exchange, Inc. acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period with $5.0 million in cash and had a current ratio of 1.5 to 1.0.

During the three months ended March 28, 1998, the Company's operating activities provided $3.1 million of cash. This increase in cash available from operations, other than net income and depreciation, is primarily due to working capital management activities that include a $1.1 million increase in payables, a $327,400 decrease in receivables and a $313,800 decrease in inventory.

The Company's $1.1 million use of cash for financing activities in the first three months of 1998 was due to note payable payments and the repurchase of 56,373 shares of the Company's common stock offset by cash received from the exercise of options and warrants to purchase 48,312 shares of the Company's common stock.

The Company has a $5.0 million committed revolving line of credit agreement which is due for renewal on July 31, 1998. Borrowings against the line carry an interest rate of prime which was 8.5% at March 28, 1998. The available line is reduced by a $2.0 million letter of credit issued by the Company in March 1998 in connection with its appeal of a court ruling on a motion in the Van Buskirk litigation matter.

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


                               GROW BIZ INTERNATIONAL, INC.



                          By:  /s/ Ronald G. Olson
                               ----------------------
                                   Ronald G. Olson
Date:  May 11, 1998                President and Chief Executive Officer


                          By:  /s/ David J. Osdoba, Jr.
                               ------------------------
                                   David J. Osdoba, Jr.
Date:  May 11, 1998                Vice President of Finance and Chief Financial
                                   Officer