Form 10-Q
period 1998-06-27
GROW BIZ INTERNATIONAL INC
filed 1998-08-07
CIK 908315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 27, 1998

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

                              Yes: __X__ No: _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value, 6,089,470 shares outstanding as of July 30, 1998.

                          GROW BIZ INTERNATIONAL, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION                                   PAGE
--------------------------------------------------------------------------------

Item 1.           Financial Statements (Unaudited)

                  CONDENSED BALANCE SHEETS:                                 3
                     June 27, 1998 and December 27, 1997

                  CONDENSED STATEMENTS OF OPERATIONS:                       4
                     Three Months Ended
                     June 27, 1998 and June 28, 1997
                     Six Months Ended
                     June 27, 1998 and June 28, 1997

                  CONDENSED STATEMENTS OF CASH FLOWS:                       5
                     Six Months Ended
                     June 27, 1998 and June 28, 1997

                  NOTES TO CONDENSED FINANCIAL STATEMENTS                 6 - 7

Item 2.           Management's Discussion and Analysis of Financial       8 - 13
                  Condition and Results of Operations

PART II.          OTHER INFORMATION                                       PAGE
--------------------------------------------------------------------------------
                  Items 1 through 3 and 5 have been omitted since all items are inapplicable or answers negative.

Item 4.           Submission of Matters to a Vote of Security-holders      14

Item 6.           Exhibits and Reports on Form 8-K

(a.)  Exhibit
       Number:    Description:
       -------    ------------

          27      Financial Data Schedule

          99      Cautionary Statements

(b.) On July 9, 1998, the Company filed an 8-K related to the disposition of Disc Go Round to CD Warehouse, Inc. with the following exhibit:

        10.1      Asset Purchase Agreement, dated June 16, 1998

                          GROW BIZ INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    ----------------------------------
                                                                    June 27, 1998    December 27, 1997
                                                                    ----------------------------------
                                ASSETS
Current Assets:
     Cash and cash equivalents                                       $ 9,509,000        $ 3,088,000
     Trade receivables, less allowance for doubtful
        accounts of $915,900 and $880,000                             11,109,500         12,880,700
     Inventories                                                       6,064,300          5,728,600
     Prepaid expenses and other                                        1,955,900          1,987,300
     Deferred income taxes                                             1,491,600          1,491,600
                                                                     -----------        -----------
                        Total current assets                          30,130,300         25,176,200

     Notes receivable                                                    197,200            184,000
     Property and equipment, net                                       5,452,100          5,617,900

     Other assets, net                                                 5,578,200          6,776,500
                                                                     -----------        -----------
                                                                     $41,357,800        $37,754,600
                                                                     ===========        ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                $ 5,246,400        $ 6,604,800
     Accrued liabilities                                               6,014,300          3,781,500
     Current maturities of long-term debt                              2,164,200          2,061,400
     Deferred franchise fee revenue                                    2,965,900          3,588,000
                                                                     -----------        -----------
                        Total current liabilities                     16,390,800         16,035,700

Long-Term Debt                                                         3,184,100          4,268,200

Shareholders' Equity:
     Common stock, no par, 10,000,000 shares authorized,
        6,079,907 and 6,002,214 shares issued and outstanding          6,903,200          7,474,900
     Retained earnings                                                14,879,700          9,975,800
                                                                     -----------        -----------

                        Total shareholders' equity                    21,782,900         17,450,700
                                                                     -----------        -----------
                                                                     $41,357,800        $37,754,600
                                                                     ===========        ===========

    The accompanying notes are an integral part of these financial statements

                          GROW BIZ INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      ------------------------------------------------------------------------
                                                               Three Months Ended                   Six Months Ended
                                                       June 27, 1998      June 28, 1997      June 27, 1998      June 28, 1997
                                                      ------------------------------------------------------------------------
REVENUE:
     MERCHANDISE SALES                                  $17,205,700        $15,199,200        $37,398,500        $29,578,400
     ROYALTIES                                            5,203,900          4,330,700          9,886,000          8,256,400
     FRANCHISE FEES                                       1,032,300          1,074,700          1,547,500          1,607,700

     ADVERTISING AND OTHER                                   55,900             74,400            289,200            345,900
                                                        -----------        -----------        -----------        -----------
                     TOTAL REVENUE                       23,497,800         20,679,000         49,121,200         39,788,400

COST OF MERCHANDISE SOLD                                 14,136,800         13,404,500         30,758,900         26,064,500

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                                  7,714,600          5,684,800         15,540,300         11,307,900


GAIN ON SALE OF DISC GO ROUND                             5,231,500               --            5,231,500               --
                                                        -----------        -----------        -----------        -----------

                      INCOME FROM OPERATIONS              6,877,900          1,589,700          8,053,500          2,416,000


INTEREST INCOME, NET                                         51,300             45,200             12,100            115,700
                                                        -----------        -----------        -----------        -----------

                      INCOME BEFORE INCOME TAXES          6,929,200          1,634,900          8,065,600          2,531,700


PROVISION FOR INCOME TAXES                                2,716,200            640,900          3,161,700            992,400
                                                        -----------        -----------        -----------        -----------

NET INCOME                                              $ 4,213,000        $   994,000        $ 4,903,900        $ 1,539,300
                                                        ===========        ===========        ===========        ===========

NET INCOME PER COMMON SHARE - BASIC                     $       .70        $       .16        $       .82        $       .25
                                                        ===========        ===========        ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC               5,994,100          6,105,800          5,985,600          6,180,200
                                                        ===========        ===========        ===========        ===========

NET INCOME PER COMMON SHARE - DILUTED                   $       .68        $       .16        $       .79        $       .25
                                                        ===========        ===========        ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED             6,211,900          6,223,500          6,183,300          6,281,300
                                                        ===========        ===========        ===========        ===========

    The accompanying notes are an integral part of these financial statements

                          GROW BIZ INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       -----------------------------------
                                                                                 Six Months Ended
                                                                         June 27, 1998      June 28, 1997
                                                                       -----------------------------------
OPERATING ACTIVITIES:
     Net income                                                          $ 4,903,900         $ 1,539,300
     Adjustments to reconcile net income to net cash
     provided by operating activities:
             Depreciation and amortization                                 1,039,300             888,900
             Change in operating assets and liabilities:
                        Trade receivables                                  1,542,900             450,300
                        Inventories                                         (613,600)             11,200
                        Prepaid expenses and other                            27,400            (395,700)
                        Accounts payable                                  (1,358,400)             (6,600)
                        Accrued liabilities                                2,082,200            (265,500)
                        Deferred franchise fee revenue                      (338,100)            416,500
                                                                         -----------         -----------

                        Net cash provided by operating activities          7,285,600           2,638,400
                                                                         -----------         -----------

INVESTING ACTIVITIES:
     Increase in other assets                                               (400,200)            (69,500)
     Purchase of property and equipment                                     (679,900)            (35,600)


     Sale of net assets of Disc Go Round, net of gain                      1,768,500                --
                                                                         -----------         -----------

                        Net cash provided by investing activities            688,400            (105,100)
                                                                         -----------         -----------

FINANCING ACTIVITIES:
     Proceeds from notes payable                                             130,200             267,000
     Payments on long-term debt                                           (1,111,500)            (73,100)
     Proceeds from stock option exercises                                    623,800             182,400
     Repurchase of common stock                                           (1,195,500)         (2,621,800)
                                                                         -----------         -----------

                        Net cash used for financing activities            (1,553,000)         (2,245,500)
                                                                         -----------         -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                      6,421,000             287,800
Cash and cash equivalents, beginning of period                             3,088,000           1,388,800
                                                                         -----------         -----------
Cash and cash equivalents, end of period                                 $ 9,509,000         $ 1,676,600
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

Revenues and operating results for the six months ended June 27, 1998 are not necessarily indicative of the results to be expected for the full year.

2. ORGANIZATION AND BUSINESS:

Grow Biz International, Inc. (the 'Company') offers licenses to operate retail stores using the service marks 'Play it Again Sports', 'Once Upon A Child', 'Computer Renaissance', 'Music Go Round', 'It's About Games' and 'ReTool'. In addition, the Company sells inventory to its franchisees through its buying group and operates retail stores. The Company has a 52/53 week year which ends on the last Saturday in December.

3. SALE OF DISC GO ROUND

On June 26, 1998, Grow Biz International, Inc., (the Company) completed the sale of the assets, primarily intangibles, and franchising rights of its Disc Go Round concept to CD Warehouse, Inc. (CD Warehouse) for $7.0 million cash plus the assumption of $384,000 in deferred franchise fees. At the time of the sale, there were 137 Disc Go Round stores in operation, including 3 Company-owned stores, and an additional 37 franchise agreements awarded for stores that were not yet opened. The sale resulted in a $5,231,500 operating gain, or $.51 per share diluted, in the second quarter ending June 27, 1998.

4. SHAREHOLDERS' EQUITY:

Since 1995, the Company's Board of Directors has authorized the repurchase of up to 2,000,000 shares of the Company's common stock on the open market. As of July 30, 1998, the Company had repurchased 1,608,736 shares of its stock at an average price of $9.67 per share, including 39,000 shares repurchased at an average price of $13.12 per share in the three months ended June 27, 1998.

5. LITIGATION:

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

6. NET INCOME PER COMMON SHARE:

The Company calculates net income per share in accordance with FASB Statement No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Net Income Per Common Share Basic. The Company calculates Net Income Per Share - Dilutive by diving net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of stock equivalents from the exercise of stock options and warrants using the treasury stock method. A reconciliation of basic weighted average number of shares outstanding to dilutive average number of shares outstanding is as follows:

                                                                ----------------------------------
                                                                        Three Months Ended
                                                                  June 28, 1997    June 27, 1998
                                                                ----------------------------------
Shares used in per common share computation:
          Weighted average shares outstanding - Basic               6,105,800        5,994,100

          Dilutive effect of stock options after application
          of the treasury stock method                                117,700          217,800
                                                                    ---------        ---------

          Weighted average shares outstanding - Diluted             6,223,500        6,211,900
                                                                    =========        =========


                                                                ----------------------------------
                                                                         Six Months Ended
                                                                  June 28, 1997    June 27, 1998
                                                                ----------------------------------

Shares used in per common share computation:
          Weighted average shares outstanding - Basic               6,180,200        5,985,600

          Dilutive effect of stock options after application
          of the treasury stock method                                101,100          197,700
                                                                    ---------        ---------

          Weighted average shares outstanding - Diluted             6,281,300        6,183,300
                                                                    =========        =========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Grow Biz International, Inc., (the Company) is a franchise company that franchises retail concepts which buy, sell, trade and consign merchandise. Each concept operates in a different industry and provides the consumer with 'ultra-high value' retailing by offering quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers' used goods that have been outgrown or are no longer used. The stores also offer new merchandise to supplement their selection of used goods.

Following is a summary of the Company's franchising and corporate retail store activity for the retail concepts for the three months ended June 27, 1998:

                                            -------------------------------------------------------------------------------
                                               TOTAL         OPENED/                                 SALE OF       TOTAL
                                              3/28/98       PURCHASED    CLOSED       CONVERTED      BUSINESS     6/27/98
                                            -------------------------------------------------------------------------------
Play It Again Sports(R)
   Franchised Stores - US and Canada              642          10         (19)            0             (0)         633
   Franchised Stores - Other International          8           0          (0)            0             (0)           8
   Corporate                                        5           0          (0)            0             (0)           5
   Other                                           22           0          (0)            0             (0)          22

Once Upon A Child(R)
   Franchised Stores - US and Canada              202           3          (1)            0             (0)         204
   Corporate                                        5           0          (0)            0             (0)           5

Computer Renaissance(R)
   Franchised Stores - US and Canada              190          13          (2)            0             (0)         201
   Corporate                                        7           0          (0)            0             (0)           7

Music Go Round(R)
   Franchised Stores - US and Canada               39           7          (0)            0             (0)          46
   Corporate                                        4           2          (0)            0             (0)           6

Disc Go Round(R)
   Franchised Stores - US and Canada              135           4          (2)            0           (137)           0
   Corporate                                        3           0          (0)            0             (3)           0

It's About Games(TM)
   Franchised Stores - US and Canada                1           0          (0)            0             (0)           1
   Corporate                                       42           2          (0)            0             (0)          44

ReTool(TM)
   Franchised Stores - US and Canada                0           2          (0)            0             (0)           2
   Corporate                                        0           0          (0)            0             (0)           0
                                            ------------------------------------------------------------------------------
                      Total                     1,305          43         (24)            0           (140)       1,184
                                            ==============================================================================

Following is a summary of the Company's franchising and corporate retail store activity for the six months ended June 28, 1997:

                                            -------------------------------------------------------------------------------
                                                TOTAL       OPENED/                                  SALE OF       TOTAL
                                              12/27/97     PURCHASED     CLOSED       CONVERTED      BUSINESS     6/27/98
                                            -------------------------------------------------------------------------------
Play It Again Sports(R)
   Franchised Stores - US and Canada              654          15         (36)            0             (0)         633
   Franchised Stores - Other International          8           0          (0)            0             (0)           8
   Corporate                                        5           0          (0)            0             (0)           5
   Other                                           22           0          (0)            0             (0)          22

Once Upon A Child(R)
   Franchised Stores - US and Canada              204           5          (4)           (1)            (0)         204
   Corporate                                        4           0          (0)            1             (0)           5

Computer Renaissance(R)
   Franchised Stores - US and Canada              180          23          (2)            0             (0)         201
   Corporate                                        7           0          (0)            0             (0)           7

Music Go Round(R)
   Franchised Stores - US and Canada               38           8          (0)            0             (0)          46
   Corporate                                        4           2          (0)            0             (0)           6

Disc Go Round(R)
   Franchised Stores - US and Canada              132           8          (3)            0           (137)           0
   Corporate                                        3           0          (0)            0             (3)           0

It's About Games(TM)
   Franchised Stores - US and Canada                0           1          (0)            0             (0)           1
   Corporate                                       42           2          (0)            0             (0)          44

ReTool(TM)
   Franchised Stores - US and Canada                0           2          (0)            0             (0)           2
   Corporate                                        0           0          (0)            0             (0)           0
                                            -------------------------------------------------------------------------------
                      Total                     1,303          66         (45)            0           (140)       1,184
                                            ===============================================================================

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

The Company's strategy focuses on enhancing revenue and profitability of all store locations and the opening of additional stores. The Company's growth strategy is premised on a number of assumptions concerning trends in each of the retail industries as well as trends in franchising and the economy. To the extent that the Company's assumptions with respect to any of these matters are inaccurate, its results of operations and financial condition could be adversely affected.

SALE OF DISC GO ROUND

On June 26, 1998, Grow Biz International, Inc., (the Company) completed the sale of the assets, primarily intangibles, and franchising rights of its Disc Go Round concept to CD Warehouse, Inc. (CD Warehouse) for $7.0 million cash plus the assumption of $384,000 in deferred franchise fees. At the time of the sale, there were 137 Disc Go Round stores in operation, including 3 Company-owned stores, and an additional 37 franchise agreements awarded for stores that were not yet opened. The sale resulted in a $5,231,500 operating gain, or $.51 per share diluted, in the second quarter ending June 27, 1998.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

                                           ----------------------------------------------------------------------------
                                                    Three Months Ended                       Six Months Ended
                                             June 27, 1998      June 28, 1997        June 27, 1998      June 28, 1997
                                           ----------------------------------------------------------------------------
Revenue:
Merchandise sales                                 73.2%              73.5%                76.1%              74.3%
Royalties                                         22.1               20.9                 20.1               20.8
Franchise fees                                     4.4                5.2                  3.2                4.0
Advertising and other                              0.3                0.4                  0.6                0.9
                                               -------            -------              -------            -------
          Total revenues                         100.0%             100.0%               100.0%             100.0%

Cost of merchandise sold                         (60.2)             (64.8)               (62.6)             (65.5)
Selling, general and administrative
expenses                                         (32.8)             (27.5)               (31.7)             (28.4)
Gain on the sale of Disc Go Round                 22.3                0.0                 10.7                0.0
                                               -------            -------              -------            -------
          Income from operations                  29.3                7.7                 16.4                6.1
Interest and other income, net                     0.2                0.2                  0.0                0.3
                                               -------            -------              -------            -------
          Income before income taxes              29.5                7.9                 16.4                6.4
Provision for income taxes                        11.6                3.1                  6.4                2.5
                                               -------            -------              -------            -------
          Net income                              17.9%               4.8%                10.0%               3.9%
                                               =======            =======              =======            =======

COMPARISON OF THREE MONTHS ENDED JUNE 27, 1998 TO THREE MONTHS ENDED JUNE 28,
1997

REVENUES

Revenues for the quarter ended June 27, 1998 totaled $23.5 million compared to $20.7 million for the comparable period in 1997. Merchandise sales increased to $17.2 million for the three months ended June 27, 1998 from $15.2 million for the same period in 1997. Merchandise sales consist of the sale of product to the Play It Again Sports franchisees through the buying group and retail sales at the Company-owned stores. For the second quarter of 1998 and 1997 they were as follows:

                                      1998                      1997
                                      ----                      ----
Buying Group                      $ 10,414,900            $  11,986,300
Retail Sales                         6,790,800                3,212,900
                                  ------------            -------------
Merchandise Sales                 $ 17,205,700            $  15,199,200
                                  ============            =============


Buying group revenue decreased 13.1% for the three months ended June 27, 1998 compared to the same period last year as a result of more franchisees purchasing merchandise directly from vendors. It is anticipated that buying group revenue for the remainder of 1998 will be consistent with the prior year. Retail store sales increased $3.6 million, or 111.4%, in the three months ended June 27, 1998 compared to the same period in 1997 as a result of acquiring forty Video Game Exchange, Inc. stores in August 1997 and an increase in comparable store sales. Retail sales are expected to continue to increase as the Company opens an additional twenty-five Company-owned stores in 1998. It is anticipated the total number of Company-owned stores will be over eighty-five by the end of 1998.

Royalties increased 20.2% to $5.2 million for the second quarter of 1998 from $4.3 million for the same period in 1997, primarily due to the expanded base of franchise stores and an increase in comparable store sales. Royalty growth is expected to slow slightly in the near future due to the sale of Disc Go Round. Franchise fee income, which is recognized when the store is open, is consistent with the prior year. We anticipate store openings for the twelve months ended December 26, 1998 to be consistent with the same period in 1997, and that the impact of the sale of Disc Go Round will be offset by the opening of ReTool and It's About Games franchise stores.

COST OF MERCHANDISE SOLD

Cost of merchandise sold includes the cost of merchandise sold through the buying group and at Company-owned retail stores. For the three months ended June 27, 1998 the cost of merchandise sold as a percentage of the related revenue was consistent with the previous year as shown in the following table:

                                      1998               1997
                                      ----               ----
Buying Group                          95.5%              95.2%
Retail Stores                         61.7               62.1

SELLING, GENERAL AND ADMINISTRATIVE

The $2.0 million, or 35.7%, increase in operating expenses in the three months ended June 27, 1998 compared to the same period in 1997 is primarily due to the costs related to operating the Video Game Exchange, Inc. stores acquired in August 1997. Operating expenses are expected to continue to increase proportionately with the opening of the additional Company-owned retail stores.

Net income for the second quarter of 1998 was $4.2 million, or $.68 per share diluted, compared to $994,000, or $.16 per share diluted, in the same period of 1997. The second quarter of 1998 earnings include the $5.2 million gain on the sale of Disc Go Round. This gain, net of taxes, represents $3.2 million, or $.51 per share diluted.

COMPARISON OF SIX MONTHS ENDED JUNE 27, 1998 TO SIX MONTHS ENDED JUNE 28, 1997

REVENUES

Revenues for the six months ended June 27, 1998 were $49.1 million compared to $39.8 million for the comparable period in 1997. Merchandise sales consist of the sale of product to the Play It Again Sports franchisees through the buying group and retail sales at the Company-owned stores. For the first six months of 1998 and 1997 merchandise sales were as follows:

                                      1998                     1997
                                      ----                     ----
Buying Group                      $ 22,197,100            $ 23,192,700
Retail Sales                        15,201,400               6,385,700
                                  ------------            ------------
Merchandise Sales                 $ 37,398,500            $ 29,578,400
                                  ============            ============

The 4.3% decrease in buying group sales for the six months ended June 27, 1998 compared to the same period last year was as a result of more franchisees purchasing merchandise directly from vendors during the period. It is anticipated that buying group revenue will be consistent with the prior year. Retail store sales increased $8.8 million, or 138.1%, in the first six months of 1998 compared to 1997 as a result of acquiring forty Video Game Exchange, Inc. stores in August 1997. Retail sales are expected to continue to increase as the Company opens an additional twenty-five Company-owned stores in 1998. It is anticipated the total number of Company-owned store will be over eighty-five by the end of 1998.

Royalties increased to $9.9 million for the first six months of 1998 from $8.3 million for the same period in 1997, primarily due to the expanded base of franchise stores and an increase in comparable store sales. Royalty growth is expected to slow in the near future due to the sale of Disc Go Round. Franchise fee income is consistent with the prior year. We anticipate store openings for the twelve months ended December 26, 1998 to be consistent with the same period in 1997, and that the impact of the sale of Disc Go Round will be offset by the opening of ReTool and It's About Games franchise stores.

COST OF MERCHANDISE SOLD

Cost of merchandise sold includes the cost of merchandise sold through the buying group and at Company-owned retail stores. For the six months ended June 27, 1998 the cost of merchandise sold as a percentage of the related revenue was consistent with the previous year as shown in the following table:

                                      1998                   1997
                                      ----                   ----
Buying Group                          95.8%                  95.1%
Retail Stores                         62.4                   62.8

SELLING, GENERAL AND ADMINISTRATIVE

The $4.2 million, or 37.4%, increase in operating expense for the six months ended June 27, 1998 compared to the same period in 1997 is primarily due to the costs related to operating the Video Game Exchange, Inc. stores acquired in August 1997, along with the costs incurred to begin franchising the It's About Games and ReTool concepts. Operating expenses are expected to continue to increase proportionately with the opening of the additional Company-owned retail stores.

Net income for the first half of 1998 was $4.9 million, or $.79 per share diluted, compared to $1.5 million, or $.25 per share diluted, in the same period of 1997. The first half of 1998 earnings include the $5.2 million gain on the sale of Disc Go Round. This gain, net of taxes, represents $3.2 million, or $.51 per share diluted.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period with $9.5 million in cash and had a current ratio of 1.8 to 1.0.

During the six months ended June 27, 1998, the Company's operating activities provided $7.3 million of cash. The increase is primarily due to pretax net income of $8.1 million, which includes a $5.2 million gain from the sale of Disc Go Round. In addition, accrued liabilities increased $2.1 million primarily as a result of recording the tax liability relating to the sale of Disc Go Round.

The Company's investing activities provided $688,400 as a result of the disposition of $1.7 million of certain net assets of Disc Go Round being offset by a increase of $1.1 million for purchases of property and equipment and other assets.

The Company's $1.6 million use of cash for financing activities in the first six months of 1998 was due to note payable payments and the repurchase of 95,373 shares of the Company's common stock offset by cash received from the exercise of options and warrants to purchase 77,443 shares of the Company's common stock.

The Company has a $5.0 million committed revolving line of credit agreement which is due for renewal on July 31, 1999. Borrowings against the line carry an interest rate of prime which was 8.5% at June 27, 1998. The available line is reduced by a $2.0 million letter of credit issued by the Company in March 1998 in connection with its appeal of a court ruling on a motion in the Van Buskirk litigation matter.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

At the Annual Shareholders meeting held on April 30, 1997, the Company submitted to a vote of security-holders the following matters which received the indicated votes:

1.   Approving setting the number of members of the Board of Directors at six
     (6):

                                                               Broker
     For: 5,499,183     Against: 5,114      Abstain: 3,563     Non-Vote: 0


2.   Election of Directors:

                                        For:                 Withheld:
     K. Jeffrey Dahlberg             5,281,739                226,121

     Ronald G. Olson                 5,283,339                224,521

     Randel S. Carlock               5,281,839                226,021

     Dennis J. Doyle                 5,282,339                225,521

     Robert C. Pohlad                5,280,289                227,571

     Bruce C. Sanborn                5,283,339                224,542

3. Approving an amendment to the Company's 1992 Stock Option Plan to increase the number of common shares authorized for issuance thereunder by 300,000 shares:

                                                               Broker
     For: 4,525,836     Against: 261,511    Abstain: 7,507     Non-Vote: 713,006

4. Ratifying the appointment of Arthur Andersen LLP as independent auditors for the current fiscal year:

                                                               Broker
     For: 5,501,746     Against: 2,216      Abstain: 3,898     Non-Vote: 0

2.   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               GROW BIZ INTERNATIONAL, INC.


Date: August 6, 1998       By: /s/ Ronald G. Olson
                               -------------------
                                   Ronald G. Olson
                                   President and Chief Executive Officer


Date: August 6, 1998       By: /s/ David J. Osdoba, Jr.
                               ------------------------
                                   David J. Osdoba, Jr.
                                   Vice President of Finance and Chief Financial
                                     Officer