Form 10-Q
period 1998-09-26
GROW BIZ INTERNATIONAL INC
filed 1998-11-10
CIK 908315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 26, 1998

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

Common stock, no par value, 5,073,492 shares outstanding as of October 31, 1998.

                          GROW BIZ INTERNATIONAL, INC.

                                      INDEX

PART I.          FINANCIAL INFORMATION                                    PAGE
--------------------------------------------------------------------------------

Item 1.          Financial Statements (Unaudited)

                 CONDENSED BALANCE SHEETS:                                  3
                         September 26, 1998 and December 27, 1997

                 CONDENSED STATEMENTS OF OPERATIONS:                        4
                        Three Months Ended
                        September 26, 1998 and September 27, 1997
                        Nine Months Ended
                        September 26, 1998 and September 27, 1997

                 CONDENSED STATEMENTS OF CASH FLOWS:                        5
                        Nine Months Ended
                        September 26, 1998 and September 27, 1998

                 NOTES TO CONDENSED FINANCIAL STATEMENTS                  6 - 7

Item 2.          Management's Discussion and Analysis of Financial        8 - 14
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

Item 6.          Exhibits and Reports on Form 8-K

(a.)   Exhibit
        Number:  Description:
        -------  ------------

          27     Financial Data Schedule

          99     Cautionary Statements

(b.)   Reports on Form 8-K - none

                          GROW BIZ INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      --------------------------------------
                                                                      September 26, 1998   December 27, 1997
                                                                      --------------------------------------
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                           $         --        $  3,088,000
     Trade receivables, less allowance for doubtful
            accounts of $771,500 and $880,000                              11,975,700          12,880,700
     Inventories                                                            7,256,600           5,728,600
     Prepaid expenses and other                                             1,663,600           1,987,300
     Deferred income taxes                                                  1,491,600           1,491,600
                                                                         ------------        ------------
                                       Total current assets                22,387,500          25,176,200

     Notes receivable                                                         173,800             184,000
     Property and equipment, net                                            5,810,200           5,617,900

     Other assets, net                                                      5,482,100           6,776,500
                                                                         ------------        ------------
                                                                         $ 33,853,600        $ 37,754,600
                                                                         ============        ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                       8,401,400        $  6,604,800
     Accrued liabilities                                                    4,359,700           3,781,500
     Notes payable and current maturities of long-term debt                 5,569,300           2,061,400
     Deferred franchise fee revenue                                         2,332,300           3,588,000
                                                                         ------------        ------------
                                      Total current liabilities            20,662,700          16,035,700

Long-Term Debt                                                              4,020,800           4,268,200

Shareholders' Equity:
     Common stock, no par, 10,000,000 shares authorized,
          5,100,614 and 6,002,214 shares issued and outstanding                    --           7,474,900
     Retained earnings                                                      9,170,100           9,975,800
                                                                         ------------        ------------

                                       Total shareholders' equity           9,170,100          17,450,700
                                                                         ------------        ------------
                                                                         $ 33,853,600        $ 37,754,600
                                                                         ============        ============

    The accompanying notes are an integral part of these financial statements

                          GROW BIZ INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      -------------------------------------------------------------------------
                                                             Three Months Ended                       Nine Months Ended
                                                      September 26,       September 27,       September 26,       September 27,
                                                          1998                1997                1998                 1997
                                                      -------------------------------------------------------------------------
REVENUE:
     Merchandise sales                                $  16,638,500       $  16,209,000       $  54,037,000       $  45,787,400
     Royalties                                            4,688,700           4,553,500          14,574,700          12,809,900
     Franchise fees                                         940,900           1,006,900           2,488,400           2,614,600
     Advertising and other                                  215,900             309,100             505,000             655,000
                                                      -------------       -------------       -------------       -------------
                     Total revenue                       22,484,000          22,078,500          71,605,100          61,866,900

COST OF MERCHANDISE SOLD                                 13,451,700          13,705,900          44,210,500          39,770,400

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                                  6,541,600           6,316,200          22,082,000          17,624,000


GAIN ON SALE OF DISC GO ROUND                                    --                  --           5,231,500                  --
                                                      -------------       -------------       -------------       -------------

                      Income from operations              2,490,700           2,056,400          10,544,100           4,472,500

INTEREST INCOME                                             125,100             126,500             345,100             253,800

INTEREST EXPENSE                                           (143,500)            (95,700)           (351,400)           (107,400)
                                                      -------------       -------------       -------------       -------------

                      Income before income taxes          2,472,300           2,087,200          10,537,800           4,618,900

PROVISION FOR INCOME TAXES                                  969,200             818,200           4,130,900           1,810,600
                                                      -------------       -------------       -------------       -------------

NET INCOME                                            $   1,503,100       $   1,269,000       $   6,406,900       $   2,808,300
                                                      =============       =============       =============       =============

NET INCOME PER COMMON SHARE - BASIC                   $         .27       $         .21       $        1.09       $         .46
                                                      =============       =============       =============       =============


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC               5,614,600           6,051,300           5,861,300           6,137,300
                                                      =============       =============       =============       =============

NET INCOME PER COMMON SHARE - DILUTED                 $         .26       $         .20       $        1.06       $         .45
                                                      =============       =============       =============       =============


WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED             5,846,800           6,277,300           6,054,700           6,276,100
                                                      =============       =============       =============       =============

    The accompanying notes are an integral part of these financial statements

                          GROW BIZ INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               ---------------------------------
                                                                                      Nine Months Ended
                                                                               September 26,       September 27,
                                                                                   1998                 1997
                                                                               ---------------------------------
OPERATING ACTIVITIES:
     Net income                                                                $   6,406,900       $   2,808,300
     Adjustments to reconcile net income to net cash
     provided by operating activities:
             Depreciation and amortization                                         1,435,900           1,310,000
             Change in operating assets and liabilities:
                         Trade receivables                                           700,100           1,156,900
                         Inventories                                              (1,805,900)         (1,431,600)
                         Prepaid expenses and other                                  319,700            (615,900)
                         Accounts payable                                          1,796,600           1,313,300
                         Accrued liabilities                                         427,700             549,200
                         Deferred franchise fee revenue                             (971,700)               (500)
                                                                               -------------       -------------

                                Net cash provided by operating activities          8,309,300           5,089,700
                                                                               -------------       -------------

INVESTING ACTIVITIES:
     Increase in other assets                                                       (400,200)         (4,354,200)
     Purchase of property and equipment                                           (1,338,500)           (470,200)
     Sale of net assets of Disc Go Round, net of gain                              1,768,500                  --
                                                                               -------------       -------------

                                Net cash provided by (used for) investing
                                activities                                            29,800          (4,824,400)
                                                                               -------------       -------------

FINANCING ACTIVITIES:
     Proceeds from notes payable                                                   4,930,200           6,767,000
     Payments on long-term debt                                                   (1,669,800)           (277,600)
     Proceeds from stock option exercises                                          1,655,200             451,900
     Repurchase of common stock                                                  (16,342,700)         (3,211,500)
                                                                               -------------       -------------
                                Net cash provided by (used for) financing
                                activities                                       (11,427,100)          3,729,800
                                                                               -------------       -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (3,088,000)          3,995,100
Cash and cash equivalents, beginning of period                                     3,088,000           1,388,800
                                                                               -------------       -------------
Cash and cash equivalents, end of period                                       $           0       $   5,383,900
                                                                               =============       =============

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

Revenues and operating results for the nine months ended September 26, 1998 are not necessarily indicative of the results to be expected for the full year.

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

4.    SHAREHOLDERS' EQUITY:

Since 1995, the Company's Board of Directors has authorized the repurchase of up to 3,000,000 shares of the Company's common stock on the open market. As of September 26, 1998, the Company had repurchased 2,547,513 shares of its stock at an average price of $11.68 per share, including 1,003,227 shares repurchased at an average price of $15.10 per share in the three months ended September 26, 1998.

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

6.    NET INCOME PER COMMON SHARE:

The Company calculates net income per share in accordance with FASB Statement No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Net Income Per Common Share - Basic. The Company calculates Net Income Per Share - Dilutive by diving net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of stock equivalents from the exercise of stock options and warrants using the treasury stock method. A reconciliation of basic weighted average number of shares outstanding to dilutive average number of shares outstanding is as follows:

                                                                  ------------------------------
                                                                        Three Months Ended
                                                                  September 26,    September 27,
                                                                       1998             1997
                                                                  ------------------------------
Shares used in per common share computation:
          Weighted average shares outstanding - Basic                5,614,600         6,051,300

          Dilutive effect of stock options after application
          of the treasury stock method                                 232,200           226,000
                                                                  ------------      ------------

          Weighted average shares outstanding - Diluted              5,846,800         6,277,300
                                                                  ============      ============

                                                                  ------------------------------
                                                                         Nine Months Ended
                                                                  September 26,    September 27,
                                                                       1998             1997
                                                                  ------------------------------

Shares used in per common share computation:
          Weighted average shares outstanding - Basic                5,861,300         6,137,300

          Dilutive effect of stock options after application
          of the treasury stock method                                 193,400           138,800
                                                                  ------------      ------------

          Weighted average shares outstanding - Diluted              6,054,700         6,276,100
                                                                  ============      ============

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

Following is a summary of the Company's franchising and corporate retail store activity for the retail concepts for the three months ended September 26, 1998:

                                             ------------------------------------------------------------
                                               TOTAL        OPENED/                               TOTAL
                                              6/27/98      PURCHASED     CLOSED     CONVERTED    9/26/98
                                             ------------------------------------------------------------
Play It Again Sports(R)
   Franchised Stores - US and Canada              633          13         (10)          0           636
   Franchised Stores - Other International          8           0          (0)          0             8
   Corporate                                        5           0          (1)          0             4
   Other                                           22           1          (0)          0            23

Once Upon A Child(R)
   Franchised Stores - US and Canada              204           8          (3)          0           209
   Corporate                                        5           0          (0)          0             5

Computer Renaissance(R)
   Franchised Stores - US and Canada              201          16          (3)          0           214
   Corporate                                        7           0          (0)          0             7

Music Go Round(R)
   Franchised Stores - US and Canada               46           5          (0)          0            51
   Corporate                                        6           6          (0)          0            12

It's About Games(TM)
   Franchised Stores - US and Canada                1           2          (0)          0             3
   Corporate                                       44           0          (1)          0            43

ReTool(TM)
   Franchised Stores - US and Canada                0           0          (0)          0             0
   Corporate                                        0           1          (0)          0             1
   Other                                            2           0          (0)          0             2
                                            ------------------------------------------------------------

                      Total                     1,184          52         (18)          0         1,218
                                            ============================================================

Following is a summary of the Company's franchising and corporate retail store activity for the nine months ended September 26, 1998:

                                              ----------------------------------------------------------------------------
                                                TOTAL       OPENED/                                                TOTAL
                                               12/27/97    PURCHASED    CLOSED     CONVERTED   SALE OF BUSINESS   9/26/98
                                              ----------------------------------------------------------------------------
Play It Again Sports(R)
   Franchised Stores - US and Canada                654        28       (46)           0              (0)             636
   Franchised Stores - Other International            8         0        (0)           0              (0)               8
   Corporate                                          5         0        (1)           0              (0)               4
   Other                                             22         1        (0)           0              (0)              23

Once Upon A Child(R)
   Franchised Stores - US and Canada                204        13        (7)          (1)             (0)             209
   Corporate                                          4         0        (0)           1              (0)               5

Computer Renaissance(R)
   Franchised Stores - US and Canada                180        39        (5)           0              (0)             214
   Corporate                                          7         0        (0)           0              (0)               7

Music Go Round(R)
   Franchised Stores - US and Canada                 38        13        (0)           0              (0)              51
   Corporate                                          4         8        (0)           0              (0)              12

Disc Go Round(R)
   Franchised Stores - US and Canada                132         8        (0)           0            (140)               0
   Corporate                                          3         0        (0)           0              (3)               0

It's About Games(TM)
   Franchised Stores - US and Canada                  0         3        (0)           0              (0)               3
   Corporate                                         42         2        (1)           0              (0)              43

ReTool(TM)
   Franchised Stores - US and Canada                  0         0        (0)           0              (0)               0
   Corporate                                          0         1        (0)           0              (0)               1
   Other                                              0         2        (0)           0              (0)               2
                                              ----------------------------------------------------------------------------

                      Total                       1,303       118       (60)          0            (143)           1,218
                                              ============================================================================

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

                                                   ------------------------------------------------------------------
                                                         Three Months Ended                  Nine Months Ended
                                                   September 26,     September 27,    September 26,     September 27,
                                                       1998              1997             1998               1997
                                                   ------------------------------------------------------------------
Revenue:
Merchandise sales                                       74.0%             73.4%            70.3%             74.0%
Royalties                                               20.8              20.6             19.0              20.7
Franchise fees                                           4.2               4.6              3.2               4.2
Advertising and other                                    1.0               1.4              7.5               1.1
                                                     -------           -------          -------           -------
          Total revenues                               100.0%            100.0%           100.0%            100.0%

Cost of merchandise sold                                59.8              62.1             61.7              64.3
Selling, general and administrative expenses            29.1              28.6             30.8              28.5
Gain on the sale of Disc Go Round                        0.0               0.0              7.3               0.0
                                                     -------           -------          -------           -------
          Income from operations                        11.1               9.3             14.8               7.2
Interest and other income, net                          (0.1)              0.1             (0.1)              0.2
                                                     -------           -------          -------           -------
          Income before income taxes                    11.0               9.4             14.7               7.4
Provision for income taxes                               4.3               3.7              5.8               2.9
                                                     -------           -------          -------           -------
          Net income                                     6.7%              5.7%             8.9%              4.5%
                                                     =======           =======          =======           =======

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 26, 1998 TO THREE MONTHS ENDED SEPTEMBER 27, 1997

REVENUES

Revenues for the quarter ended September 26, 1998 totaled $22.5 million compared to $22.1 million for the comparable period in 1997. Merchandise sales increased to $16.6 million for the three months ended September 26, 1998 from $16.2 million for the same period in 1997. Merchandise sales consist of the sale of product to the Play It Again Sports franchisees through the buying group and retail sales at Company-owned stores. For the third quarter of 1998 and 1997 they were as follows:

                                          1998              1997
                                          ----              ----
             Buying Group            $   9,333,300     $  11,184,700
             Retail Sales                7,305,200         5,024,300
                                     -------------     -------------
             Merchandise Sales       $  16,638,500     $  16,209,000
                                     =============     =============

Buying group revenue decreased 16.6% for the three months ended September 26, 1998 compared to the same period last year as a result of more franchisees purchasing merchandise directly from vendors. Retail store sales increased $2.3 million, or 45.4%, in the three months ended September 26, 1998 compared to the same period in 1997 as a result of acquiring forty Video Game Exchange, Inc. stores in August 1997, the opening of an additional eight Company-owned Music Go Round stores and an increase in comparable store sales.

Royalties increased 3% to $4.7 million for the third quarter of 1998 from $4.6 million for the same period in 1997. The decrease in the third quarter 1998 growth rate compared to the year to date growth rate in royalties is primarily due to the sale of the Disc Go Round stores at the end of the second quarter of 1998. The royalty growth rate is expected to maintain the year to date rate due to continued expansion of franchise stores offsetting the loss of royalties from Disc Go Round stores. Franchise fee income, which is recognized when the store is open, is down slightly from the prior year.

COST OF MERCHANDISE SOLD

Cost of merchandise sold includes the cost of merchandise sold through the buying group and at Company-owned retail stores. As shown in the following table, for the three months ended September 26, 1998, the cost of merchandise sold as a percentage of the related buying group revenue was consistent with the previous year and increased 3.9% for the retail stores. The corresponding decline in gross profit percentage for retail stores was primarily due to the declining retail prices in the computer industry impacting our Company-owned Computer Renaissance.

                                       1998          1997
                                       ----          ----
              Buying Group             94.4%         95.8%
              Retail Stores            63.4          59.5

SELLING, GENERAL AND ADMINISTRATIVE

For the three months ended September 26, 1998 the operating expenses were consistent with the prior year. Operating expenses are expected to continue to increase proportionately with the opening of the additional Company-owned retail stores.

NET INCOME

Net income for the third quarter of 1998 was $1.5 million, or $.26 per share diluted, compared to $1.3 million, or $.20 per share diluted, in the same period of 1997.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 26, 1998 TO NINE MONTHS ENDED SEPTEMBER 27, 1997

SALE OF DISC GO ROUND

On June 26, 1998, Grow Biz International, Inc., (the Company) completed the sale of the assets, primarily intangibles, and franchising rights of its Disc Go Round concept to CD Warehouse, Inc. (CD Warehouse). At the time of the sale, there were 137 Disc Go Round stores in operation, including 3 Company-owned stores, and an additional 37 franchise agreements awarded for stores that were not yet opened.

REVENUES

Revenues for the nine months ended September 26, 1998 were $71.6 million compared to $61.2 million for the comparable period in 1997. Merchandise sales consist of the sale of product to the Play It Again Sports franchisees through the buying group and retail sales at the Company-owned stores. For the first nine months of 1998 and 1997 merchandise sales were as follows:

                                          1998               1997
                                          ----               ----
             Buying Group            $  31,530,500      $  34,377,400
             Retail Sales               22,506,500         11,410,000
                                     -------------      -------------
             Merchandise Sales       $  54,037,000      $  45,787,400
                                     =============      =============

The 8.3% decrease in buying group sales for the nine months ended September 26, 1998 compared to the same period last year was a result of more franchisees purchasing merchandise directly from vendors during the period. It is anticipated that buying group revenues will continue their current trend for the remainder of 1998 and 1999. Retail store sales increased $11.1 million, or 97.3%, in the first nine months of 1998 compared to 1997 as a result of acquiring forty Video Game Exchange, Inc. stores in August 1997. Retail sales are expected to continue to increase as the Company opens an additional fifteen Company-owned stores in 1998.

Royalties increased 13.8% to $14.6 million for the first nine months of 1998 from $12.8 million for the same period in 1997, primarily due to the expanded base of franchise stores and an increase in comparable store sales. Franchise fee income declined slightly compared to the prior period as a result of opening twelve fewer stores in the first nine months of 1998 compared to the same period in 1997. We anticipate store openings for the twelve months ended December 26, 1998 to be consistent with the same period in 1997, and that the impact of the sale of Disc Go Round will be offset by the opening of ReTool franchise stores.

COST OF MERCHANDISE SOLD

Cost of merchandise sold includes both the cost of merchandise sold through the buying group and at Company-owned retail stores. For the nine months ended September 26, 1998 the cost of merchandise sold as a percentage of the related revenue was consistent with the previous year as shown in the following table:

                                   1998          1997
                                   ----          ----
             Buying Group          95.4%         95.3%
             Retail Stores         62.8          61.4

SELLING, GENERAL AND ADMINISTRATIVE

The $4.5 million, or 25.3%, increase in operating expense for the nine months ended September 26, 1998 compared to the same period in 1997 is primarily due to the costs related to operating the Video Game Exchange, Inc. stores acquired in August 1997, along with the costs incurred to begin franchising the It's About Games and ReTool concepts. Operating expenses are expected to continue to increase proportionately with the opening of the additional Company-owned retail stores.

NET INCOME

Net income for the first nine months of 1998 was $6.4 million, or $1.06 per share diluted, compared to $2.8 million, or $.45 per share diluted, in the same period of 1997. The first nine months of 1998 earnings include the $5.2 million gain on the sale of Disc Go Round. This gain, net of taxes, represents $3.2 million, or $.51 per share diluted.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 26, 1998, the Company's operating activities provided $8.3 million of cash. The increase in cash available from operations is due primarily to the net income before depreciation and amortization. The increase in inventory and related accounts payable is related to expansion of Company-owned stores in 1998.

The Company disposed of $1.7 million of certain net assets of Disc Go Round and purchased $1.7 million of property and equipment and other assets related to Company-owned store expansion and system upgrades.

The Company's $11.4 million use of cash for financing activities in the first nine months of 1998 was due to debt service payments and the repurchase of 1,098,600 shares of the Company's common stock at an average price of $14.88 per share, offset by cash received from the exercise of options and warrants to purchase 183,193 shares of the Company's common stock.

On October 13, 1998, the Company signed an amended and restated credit agreement in which the Company's line of credit was increased from $5.0 million to $10.0 million and will be due for renewal on July 31, 1999. Borrowings against the line carry an interest rate of prime which was 8.25% at September 26, 1998. The available line is reduced by a $2.2 million letter of credit issued in March 1998 in connection with the Company's appeal of a court ruling on a motion in the Van Buskirk litigation matter.

In addition to the line of credit, the Company received a $8.0 million committed term note. Borrowings against the note carry an interest rate of prime plus .5% which was 8.75% at September 26, 1998. Borrowings can be made in installments up through March 31, 1999 at which date the total amount outstanding shall be paid off in principal installments beginning May 1, 1999 through March 4, 2004. Concurrent with the signing of the new agreement, all lending facilities with the bank, including the August 8, 1997 note having a principal balance of $3.6 million at September 26, 1998, became secured by a security interest in all tangible and intangible assets of the Company.

At September 26, 1998, the Company had $2.8 million outstanding on its previous line of credit agreement as well as a $2.0 million bridge loan. Upon signing the amended and restated credit agreement, the bridge loan was paid in full by proceeds from the $10.0 million line of credit.

The Company believes that cash generated from future operations and availability on the credit facility will be adequate to meet the Company's current obligations and operating needs.

YEAR 2000

The Company has completed an assessment of its internal systems. Older personal computers will be upgraded to new systems that are Year 2000 compliant by the third quarter of 1999. Software updates to the Company's systems are in process and expected to be completed by the second quarter of 1999. An upgraded version of the Point of Sale system, provided to franchisees, has been completed and is ready for implementation. The Company has completed an analysis of its vendor relationships in which the risk of each vendor's non-compliance with Year 2000 was assessed. Letters are expected to be sent out in the fourth quarter of 1998 to ascertain the status of each vendor's Year 2000 compliance. Total costs associated with the Year 2000 compliance project through September 26, 1998 have been $76,200 and future costs are expected to be less than $250,000.

The Company does not provide services to it's franchisees in which critical information is date sensitive, nor does it perform operations with equipment that may contain embedded chips that are not Year 2000 compliant. The greatest known risk to an internal system failure is that receivable records would not age and calculate finance charges properly. Should this occur the Company would be required to manage credit granted to franchisees and calculate the monthly finance charge manually.

The Company does not have vendor or customer relationships in which critical data is exchanged electronically. The Company would suffer if a service provider such as a telecommunications or utility vendor was not Year 2000 compliant and their respective service was interrupted or terminated. In such a case the Company would be required to revert to its completed disaster recovery plan for the specific issue. If a large number of vendors that provide product to our franchisees were not compliant and unable to provide our franchisees with their 'new' product, it is likely that the Company would recognize a material reduction of royalties from the franchisee's lost sales.

2.    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   GROW BIZ INTERNATIONAL, INC.


                                   By: /s/ Ronald G. Olson
                                       -------------------
                                           Ronald G. Olson
Date: November 5, 1998                     President and Chief Executive Officer


                                   By: /s/ David J. Osdoba, Jr.
                                       ------------------------
                                           David J. Osdoba, Jr.
Date: November 5, 1998                     Vice President of Finance and Chief
                                           Financial Officer