Form 10-K
period 1998-12-26
GROW BIZ INTERNATIONAL INC
filed 1999-03-15
CIK 908315

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K
                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED DECEMBER 26, 1998 COMMISSION FILE NUMBER: 0-22012

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

                        Yes [ X ]               No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant's Common Stock on January 31, 1999, as reported on the NASDAQ National Market System, was $21.6 million.

Shares of no par value Common Stock outstanding as of January 31, 1999:
5,093,355 shares.

                   GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY
                       INDEX TO ANNUAL REPORT ON FORM 10-K

PART I                                                                     PAGE
--------------------------------------------------------------------------------
Item 1.        Business                                                        4
               General                                                         4
               Franchising Overview                                            7
               Business Strategy                                               7
               Franchise Agreement                                             9
               Competition                                                    10
               Government Regulations                                         10
               Trademarks and Service Marks                                   10
               Seasonality                                                    11
               Employees                                                      11

Item 2.        Properties                                                     11

Item 3.        Legal Proceedings                                              11

Item 4.        Submission of Matters to a Vote of Security Holders            12


PART II                                                                     PAGE
--------------------------------------------------------------------------------
Item 5.       Market for the Registrant's Common Equity and                   12
              Related Shareholder Matters

Item 6.       Selected Consolidated Financial Data                            12

Item 7.       Management's Discussion and Analysis of Financial               14
              Condition and Results of Operations

Item 7a.      Quantitative and Qualitative Disclosures About Market Risk      18

Item 8.       Financial Statements and Supplementary Data                     18

Item 9.       Changes in and Disagreements with Accountants on                33
              Accounting and Financial Disclosure


PART III                                                                    PAGE
--------------------------------------------------------------------------------
Item 10.      Directors and Executive Officers of the Registrant              33

Item 11.      Executive Compensation                                          35

Item 12.      Security Ownership of Certain Beneficial                        36
              Owners and Management

Item 13.      Certain Relationships and Related Transactions                  37


PART IV                                                                     PAGE
--------------------------------------------------------------------------------
Item 14.      Exhibits and Reports on Form 8-K                                38

              SIGNATURES                                                      40

Exhibit 10.6          ReTool(TM) Franchise Agreement

Exhibit 10.26         Amended and Restated Credit Agreement

Exhibit 11.1          Statement of Computation of Per Share Earnings

Exhibit 21.1          Subsidiaries

Exhibit 23.1          Consent of Independent Public Accountants

Exhibit 27.1          Financial Data Schedule

Exhibit 99.1 Cautionary Statements for Purposes of the "Safe Harbor" Provision of the Private Securities Litigation Reform Act

ITEM 1: BUSINESS

GENERAL

Grow Biz International, Inc., (the Company) is a franchise company that franchises seven retail concepts which buy, sell, trade and consign merchandise. Each concept operates in a different industry and provides the consumer with 'ultra-high value' retailing. The Company began franchising the Play It Again Sports store concept in 1988 and, through a series of acquisitions, has expanded its operations.

o In January 1992, the Company purchased certain assets and the operations of Sports Traders, Inc., a wholesaler to Play It Again Sports retail stores, for aggregate consideration of $1.9 million. Prior to this acquisition, Sports Traders, Inc. operated as an independent wholesaler and priced its merchandise at margins reflectiv of an independent wholesaler. Subsequent to this acquisition, the Company restructured the operations into a centralized buying group with the goal of creating a cost-effective inventory purchasing service to support the Company's franchise system. The buying group negotiates favorable discount terms with vendors and charges the franchisee a service fee, currently set at 4%. The service fee on merchandise purchased through the buying group is used to cover the cost of operating the buying group.

o        In November 1992, the Company purchased from Once Upon A Child, Inc.
         its franchising and royalty rights for an aggregate purchase price of $325,000. There were 22 retail stores in operation at the time of purchase, 11 of which have been exempted from paying royalty fees as part of the purchase agreement.
         The Company began franchising this concept in 1993.

o In February 1993, the Company purchased certain assets of the retail operations of Hi Tech Consignments, which formed the basis of the Company's Music Go Round(R) store concept, for an aggregate purchase price of $500,000. The Company began franchising this concept in 1994.

o In April 1993, the Company purchased the retail and warehouse operations and the franchising and royalty rights of Computer Renaissance, Inc. for an aggregate purchase price of $672,000. The Company began franchising this concept in 1993.

o In July 1994, the Company acquired certain assets and the franchising and royalty rights of CDX Audio Development, Inc., which formed the basis for the Company's Disc Go Round(R) store concept, for an aggregate purchase price of $2,358,000. At the time of acquisition, there were 43 stores in operation under the name 'CD Exchange'. The Company changed the name and began franchising this concept in 1994.

o In August 1997, Grow Biz Games, Inc., a wholly-owned subsidiary of Grow Biz International, Inc., acquired certain assets and franchising rights of Video Game Exchange, Inc. ("VGE") of Cleveland, Ohio for total consideration of $6,579,700. VGE is a forty store retail operation with stores in Ohio, Pennsylvania, Kentucky, Georgia and Maryland and has become the nucleus of the It's About Games(TM) concept. The Company began franchising this concept in 1997.

o In April 1998, the Company announced the acquisition of certain assets and franchising rights of Tool Traders, Inc. of Detroit, Michigan. The Company paid $380,200 plus a percentage of future royalties for a period of seven years. The Company began franchising the ReTool(TM) concept in 1998.

o On June 26, 1998, the Company completed the sale of the assets and franchising rights of its Disc Go Round(R) concept to CD Warehouse, Inc. (CD Warehouse) for $7.0 million cash plus the assumption of $384,000 in deferred franchise fees. At the time of the sale, there were 137 Disc Go Round(R) stores in operation, including 3 Company-owned stores, and an additional 37 franchise agreements were awarded for stores that were not yet opened. The sale resulted in a $5,231,500 operating gain in the second quarter ending June 27, 1998.

o In January 1999, the Company announced the acquisition of certain assets and franchising rights of Plato's Closet, Inc. of Columbus, Ohio for total consideration of $400,000 plus a percentage of future royalties for a period of seven years. The Company anticipates franchising Plato's Closet(R) in 1999.

Each of the Company's retail store concepts emphasize consumer value by offering quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers' used goods that have been outgrown or are no longer used. The stores also offer new merchandise to supplement their selection of used goods.

The Company's seven store concepts with their 1998 system-wide sales, defined as revenues from all affiliated stores, are summarized as follows:

PLAY IT AGAIN SPORTS(R) - $286 million

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

ONCE UPON A CHILD(R) - $75 million

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

COMPUTER RENAISSANCE(R) - $155 million

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

MUSIC GO ROUND(R) - $25 million

Music Go Round(R) stores sell, buy, trade and consign used and new musical instruments, speakers, amplifiers, music-related electronics and related accessories for parents of children who play musical instruments, as well as professional and amateur musicians.

IT'S ABOUT GAMES(TM) - $18 million

It's About Games(TM) stores sell and buy both used and new video games, comics, trading cards and accessories. The stores also offer game rental programs to customers as well as several interactive stations that allow customers to play the games prior to making a purchase.

RETOOL(TM) - $1 million

ReTool(TM) stores sell and buy both used and new hand tools, power tools and accessories. The stores also offer to customers the opportunity to try out equipment prior to making a purchase.

PLATO'S CLOSET(R) - $1 million

Plato's Closet(R) stores sell and buy used and new clothing and accessories geared toward the teenage market. Customers also have the opportunity to sell their used items to a Plato's Closet(R) store when outgrown and to purchase quality used clothing and accessories at prices lower than new merchandise.

Following is a summary of the Company's franchising and corporate store activity for the fiscal year ended December 26, 1998:


                                              ----------- ------------- ---------- ------------- -----------
                                                TOTAL        OPENED/    CLOSED/                     TOTAL
                                               12/27/97     PURCHASED    SOLD        CONVERTED     12/26/98
                                              ----------- ------------- ---------- ------------- -----------
Play It Again Sports(R)
-----------------------
   Franchised Stores - US and Canada               654          33        (65)          0             622
   Franchised Stores - Other International           8           0         (0)          0               8
   Corporate - Owned                                 5           0         (1)          0               4
   Other                                            22           1         (0)          0              23

Once Upon A Child(R)
--------------------
   Franchised Stores - US and Canada               204          14         (8)         (1)            209
   Corporate - Owned                                 4           0         (1)          1               4

Computer Renaissance(R)
-----------------------
   Franchised Stores - US and Canada               180          53        (14)          5             224
   Corporate - Owned                                 7           0         (0)         (5)              2

Music Go Round(R)
--------------
   Franchised Stores - US and Canada                38          14         (2)          4              54
   Corporate - Owned                                 4           8         (0)         (4)              8

Disc Go Round(R)
----------------
   Franchised Stores - US and Canada               132           8       (140)          0               0
   Corporate - Owned                                 3           0         (3)          0               0


It's About Games(TM)
--------------------
   Franchised Stores - US and Canada                 0           3         (0)          0               3
   Corporate - Owned                                42           5         (1)          0              46

ReTool(TM)
----------
   Franchised Stores - US and Canada                 0           0         (0)          0               0
   Corporate - Owned                                 0           3         (0)          0               3
   Other                                             0           2         (0)          0               2
                                              ----------- ------------- ---------- ------------- -----------

                      Total                      1,303         144       (235)          0           1,212
                                              =========== ============= ========== ============= ===========

FRANCHISING OVERVIEW

Franchising is a method of distributing goods and services. The franchisor typically develops a business concept and an operating system for the franchised business. Franchisees are granted rights to use the franchisor's service marks and must operate their businesses in accordance with the systems, specifications, standards and formats developed by the franchisor.

BUSINESS STRATEGY

The Company's business strategy is to develop value-oriented retail concepts based on a mix of used and new merchandise and to implement these concepts through a nationwide franchise system that provides comprehensive support services to its franchisees. The key elements of this strategy include (1) offering value-oriented retail concepts to prospective entrepreneurs, (2) attracting new, qualified franchisees and (3) supporting existing franchisees.

1.  OFFERING VALUE-ORIENTED MERCHANDISE CONCEPT OPPORTUNITIES

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

2.  ATTRACTING FRANCHISEES

The Company has a franchise marketing program which seeks to attract prospective franchisees with experience in management and operations and an interest in being the owner and operator of their own business. The Company seeks franchisees who are college educated, who have a net worth of at least $300,000 and who have prior business experience. The Company seeks owners who intend to be integrally involved with the management of the store. At December 26, 1998, the Company had 147 franchise agreements for stores that were not yet opened. Typically, the franchisee's initial store is open for business within 150 to 210 days from the date of the franchise agreement is signed.

The Company began franchising internationally in 1991 and as of December 26, 1998, had 99 franchised stores open in Canada and an aggregate of 8 stores in Germany, Austria and Switzerland. The Canadian stores are operated by franchisees under agreements substantially similar to those used in the United States.

3.  FRANCHISE SUPPORT:

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

PURCHASING

During training, each franchisee is taught how to evaluate, purchase and price used goods. In addition to purchasing used products from customers who bring used merchandise to the store, the franchisee is also encouraged to develop sources for purchasing used merchandise in the community. Play It Again Sports(R), Once Upon A Child(R), Music Go Round(R), It's About Games(TM), ReTool(TM) and Plato's Closet(R) franchisees typically do not repair or recondition used products, but rather, purchase quality used merchandise that may be put directly on display for resale on an 'AS IS' basis. Computer Renaissance(R) franchisees offer repair and technical services. The Company has developed specialized computer point-of-sale systems for Once Upon A Child(R) stores that provide the franchisee with standardized pricing information to assist in the purchasing of used items.

The Company provides centralized buying services including credit and billing for the Play It Again Sports(R) franchisees. Upon credit approval, the Play It Again Sports(R) franchisees may order through the buying group, in which case, product is drop-shipped directly to the store by the vendor. The Company is then invoiced by the vendor and, in turn, the Company invoices the franchisee adding a 4% service fee. To provide the remaining six concept's franchisees a source of affordable new product, the Company has developed relationships with its core vendors and negotiated prices for our franchisees to take advantage of on a direct basis.

RETAIL ADVERTISING AND MARKETING

The Company encourages its franchisees to implement a marketing program that uses television as a major, but not sole, medium to advertise both the buying and selling aspects of the Company's retail concepts. Advertising materials, in-store posters and pre-recorded 10, 15 and 30-second television commercials are provided by the Company to franchisees. Franchisees of the respective concepts are required to spend the following minimum percentage of their gross sales on approved advertising and marketing: Play It Again Sports(R) - 5%, Once Upon A Child(R) - 5%, Computer Renaissance(R) - 3%, Music Go Round(R) - 3%, It's About Games(TM) - 4%, ReTool(TM) - 4% and Plato's Closet - 4%. In addition, all franchisees, except Computer Renaissance(R), are required to pay the Company an annual marketing fee of $500. Beginning in 1998, Computer Renaissance(R) franchisees were required to pay the Company 1/2% of their gross sales to an advertising fund in lieu of the $500 annual marketing fee. In 1999, the Computer Renaissance franchisees are required to pay the Company 1/2% of their first $400,000 of gross sales. Franchisees are required to participate in regional cooperative advertising groups as designated by the Company.

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

THE FRANCHISE AGREEMENT

The Company enters into franchise agreements with franchisees. The following summaries of certain provisions of the Company's current standard franchise agreement do not purport to be complete and are subject to, and are qualified in their entirety by reference to, all of the provisions of the franchise agreement. A copy of the agreement has been filed by incorporation as an exhibit to this Form 10-K. Except as noted, the franchise agreements used for each of the Company's business concepts are the same.

Each franchisee must execute the Company's franchise agreement and pay an initial franchise fee. At December 26, 1998, the franchise fee for Play It Again Sports(R) and Computer Renaissance(R) was $25,000 for an initial store and $20,000 for each subsequent store awarded to the same franchisee within the same concept. At December 26, 1998, the franchise fee for Once Upon A Child(R), Music Go Round(R), It's About Games(TM), ReTool(TM) and Plato's Closet(R) was $20,000 for an initial store and $15,000 for each subsequent store awarded to the same franchisee within the same concept. Typically, the franchisee's initial store is open for business within 150 to 210 days from the date the franchise agreement is signed. The franchise agreement has an initial term of 10 years, with subsequent 10-year renewal periods, and grants the franchisee an exclusive geographic area which will vary in size depending upon population and demographics. A renewal fee equal to $5,000 is payable to the Company 30 days prior to any franchise renewal. Under current franchise agreements, franchisees of the respective concepts are required to pay the Company weekly continuing fees (royalties) equal to the following percentage of gross sales: Play It Again Sports(R) - 5%, Once Upon A Child(R) - 5%, Computer Renaissance(R) - 3%, Music Go Round(R) - 3%, It's About Games(TM) - 4%, ReTool(TM) - 4% and Plato's Closet
- 4%. Play It Again Sports(R) franchise agreements signed prior to April 1, 1992 require payment of a 3% royalty. Upon completion of the initial 10-year term, Play It Again Sports(R) royalties will change to 4%. Play It Again Sports(R) franchisees opening their second or additional store will pay a 4% royalty for that store.

Each franchisee is required to pay the Company an annual marketing fee of $500. Beginning in 1998, Computer Renaissance(R) franchisees are required to pay the Company 1/2% of their gross sales to fund an advertising fund in lieu of the $500 annual fee. In 1999, the Computer Renaissance franchisees are required to pay the Company 1/2% of their first $400,000 of gross sales. Each Play It Again Sports(R) and Once Upon A Child(R) franchisee is required to spend 5%, each It's About Games(TM) franchisee is required to spend 4% of its gross sales for advertising and promoting its franchised store. The Company has the option to increase the minimum advertising expenditure requirement for these franchises to 6% of the franchisee's gross sales, of which up to 2% would be paid to the Company as an advertising fee for deposit in an advertising fund. This fund would be managed by the Company and would be used for advertising and promotion of the franchise system. The Company expects to initiate this advertising fund when it determines that the respective franchise system warrants such an advertising and promotion program. Computer Renaissance(R) and Music Go Round(R) franchisees are required to spend at least 3% of gross sales for approved advertising. The Company has the option to increase the minimum advertising expenditure requirement for these franchises to 4% of the franchisee's gross sales, of which up to one-third, or 1 1/2%, would be paid to the Company as an advertising fee for deposit into an advertising fund.

Although the Company's franchise agreements contain provisions designed to assure the quality of a franchisee's operations, the Company has less control over a franchisee's operations than it would if it owned and operated the store. Under the franchise agreement, the Company has a right of first refusal on the sale of any franchised store, but is not obligated to repurchase any franchise.

COMPETITION

Retailing, including the sale of sporting goods, children's apparel, computer equipment, musical instruments, video games, tools and adolescent apparel, is highly competitive. Many retailers have substantially greater financial and other resources than the Company. The Company's franchisees compete with established locally owned retail stores, discount chains and traditional retail stores for sales of new merchandise. Full line retailers generally carry little or no used merchandise and do not target the same markets as the Company's franchised stores. Resale, thrift and consignment shops and garage and rummage sales offer some competition to the Company's franchisees for the sale of used merchandise. The Company is aware of, and competes with, one franchisor of stores which sell new and used sporting equipment, two franchisors of stores which sell used and new children's clothing, toys and accessories and three franchisors of stores which sell used and new video games.

The Company and its franchisees may face additional competition as its franchise systems expand. This could include additional competitors that may enter the used merchandise market. The Company believes that its franchisees will continue to be able to compete favorably with other retailers based on the strength of the Company's value oriented concepts, the name recognition associated with the Company's service marks and the national recognition gained by the Company's franchise concepts.

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

GOVERNMENT REGULATION

Fourteen states and the Federal Trade Commission impose pre-sale franchise registration and/or disclosure requirements on franchisors. In addition, a number of states have statutes which regulate substantive aspects of the franchisor-franchisee relationship such as termination, nonrenewal, transfer, discrimination among franchisees and competition with franchisees.

Additional legislation, both at the federal and state levels, could expand pre-sale disclosure requirements, further regulate substantive aspects of the franchise relationship, and require the Company to file its franchise offering circulars with additional states. The Company cannot predict the effect of future franchise legislation, but does not believe there is any imminent legislation currently under consideration which would have a material adverse impact on its operations.

TRADEMARKS AND SERVICE MARKS

Grow Biz(R), Play It Again Sports(R), Once Upon A Child(R), Computer Renaissance(R), Music Go Round(R), VGE Video Game Exchange(R) and Plato's Closet(R), among others, have been registered as service marks by the Company with the United States Patent and Trademark Office (the "USPTO"). It's About Games(TM) and ReTool(TM) are service marks for which the Company has filed service mark applications with the USPTO. The Company believes these marks are of considerable value to its business and important to its marketing efforts. The Company intends to protect its service marks by appropriate legal action where and when necessary.

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

EMPLOYEES

As of December 26, 1998, the Company employed 238 full-time employees, of which 8 are franchise salespersons, 58 are franchise support personnel, 29 are administrative and 143 are retail sales staff. The Company also employs 308 part-time employees at its retail stores.

ITEM 2:  PROPERTIES

The Company owns its headquarters facility in Golden Valley, Minnesota and rents a distribution warehouse in Cleveland, Ohio. The Company believes that its facilities are sufficient to meet its current needs and for the near future.

The Company leases space for its 81 retail store locations, typically for a fixed monthly rental and operating costs. Seventeen leases are due to expire in 1999, eight in 2000, three in 2001, seven in 2002, thirty-six in 2003 and ten thereafter.

ITEM 3:  LEGAL PROCEEDINGS

James D. Van Buskirk and Aravan, Inc. v. Grow Biz International, Inc. In January 1998, the Company was involved in discussions to purchase certain rights from an original owner of Play It Again Sports and settle all claims related to a lawsuit filed with the United States District Court, District of Minnesota, commenced in December 1995. Grow Biz believes these discussions did not lead to a final or complete agreement. However, the court ruling on a motion on February 26, 1998, entered an order finding that a settlement agreement had been reached by the parties. Under the order, the Company is required to pay plaintiffs $2.0 million to purchase certain development rights. The order further directs that all claims be dismissed. The Company filed an appeal and in November 1998 dropped the appeal upon reaching acceptable terms and entered into an agreement to repurchase certain development rights held by the plaintiff. Among other things, the Company agreed to pay $400,000 at the time the agreement was signed and $1.6 million over a three year period.

Harbor Finance Partners, a shareholder of Grow Biz, commenced a shareholder class action against Grow Biz and the members of its Board of Directors, arising out of the non-binding proposal by Jeff Dahlberg and Ron Olson, officers, directors and majority shareholders of Grow Biz, to exchange, through a newly formed entity, all of the shares of Grow Biz that they do not already own, for $14 per share in cash. The plaintiff alleges, among other things, that the proposed price for the shares is substantially below the fair value of those shares, that the defendants failed to maximize stockholder value through an adequate auction or market check process, and that the defendants have breached their fiduciary duties and otherwise unfairly dealt with the plaintiff and the other minority shareholders. The plaintiff seeks, among other things: (1) injunctive relief to enjoin any proposed transaction; (2) creation of a committee of shareholders to help protect the interests of the minority shareholders in any proposed transaction; and (3) damages in an unstated amount, pre-judgment interest, and costs and attorneys' fees incurred in this action. The action was filed in the Hennepin County, Minnesota District Court. Grow Biz and the Board of Directors deny the plaintiff's allegations and intend to defend the action vigorously.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.


                                     PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS.

The stock is traded on the NASDAQ National Market System under the symbol GBIZ. The table below sets forth the high and low bid prices of the Company's common stock as reported by NASDAQ for the periods indicated:

1998:  First   Second  Third  Fourth    1997:   First   Second   Third    Fourth
----- ------- ------- ------- -------  ------ -------- -------- -------- -------
HIGH   13 1/4  13 7/8  15 1/4  13 3/4   HIGH   12 3/4   11 1/8   17 1/4   16 1/4
LOW     12      13      13      9 1/2    LOW    8 3/4   10 1/2   10 7/16  11 7/8

At March 1, 1999, there were 5,098,355 shares of common stock outstanding held by approximately 1,189 beneficial shareholders and 244 shareholders of record. The Company has not paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. There were no unregistered sales of the Company's common stock in fiscal year ended 1998.

ITEM 6:   SELECTED FINANCIAL DATA.

The following table sets forth selected financial information for the periods indicated. The information should be read in conjunction with the financial statements and related notes discussed in Item 14, and Management's Discussion and Analysis of Financial Condition and Results of Operations discussed in Item 7.



                                                                        Fiscal Year Ended
                                                     ---------- ----------  ----------  ---------- ----------
                                                      December   December    December    December   December
                                                      26, 1998   27, 1997    28, 1996    30, 1995   31, 1994
                                                     ---------- ----------  ----------  ---------- ----------

REVENUE:                                                (1)        (2)                               (3)
    Merchandise sales                                 $ 73,306   $ 66,889    $ 71,737   $ 84,043    $ 71,425
    Royalties                                           19,473     17,329      14,965     11,560       7,645
    Franchise fees                                       2,986      3,907       4,162      3,889       3,963
    Advertising and other                                  586        710         686        721         553
                                                      --------   --------    --------   --------    --------
         Total revenue                                  96,351     88,835      91,550    100,213      83,586
Cost of merchandise sold                                60,325     56,634      63,856     76,192      65,479
Selling, general and administrative expenses            29,105     24,990      23,636     20,980      15,889
Gain on sale of Disc Go Round                            5,232          -           -          -           -
                                                      --------   --------    --------   --------    --------
        Income from operations                          12,153      7,211       4,058      3,041       2,218
Litigation settlement                                        -     (2,000)          -          -           -
Interest income (expense), net                            (239)       103         195        296         478
Equity in net loss of unconsolidated affiliates              -          -           -          -        (416)
                                                      --------   --------    --------   --------    --------
        Income before income taxes                      11,914      5,314       4,253      3,337       2,280
Provision for income taxes                               4,670      2,083       1,667      1,308         900
                                                      --------   --------    --------   --------    --------
Net income                                            $  7,244   $  3,231    $  2,586   $  2,029    $  1,380
                                                      ========   ========    ========   ========    ========

Net income per common share - diluted                 $   1.24   $    .52    $    .40   $    .28    $    .19
                                                      ========   ========    ========   ========    ========

Weighted average shares outstanding                      5,833      6,274       6,516      7,351       7,440
                                                      ========   ========    ========   ========    ========

BALANCE SHEET DATA:
    Working capital                                   $  1,103   $  9,141    $  8,516   $ 11,068    $ 12,441
    Total assets                                        43,141     37,755      29,177     34,024      39,564
    Total debt                                          17,949      6,330         264        415         615
    Shareholders' equity                                10,165     17,451      17,698     21,192      21,685

SELECTED FINANCIAL RATIOS
    Return on average assets                             17.9%       9.7%        8.2%       5.5%        3.9%
    Return on average equity                             52.5%      18.4%       13.3%       9.5%        6.6%



(1)      In June 1998, the Company completed the sale of Disc Go Round.
(2) In August 1997, the Company acquired certain assets and franchising rights of Video Game Exchange, Inc. Footnote 4 of the Consolidated Notes to the Financial Statements.
(3) In July 1994, the Company acquired certain assets and franchising rights of CDX Audio Development, Inc.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION.

In December 1998, the Company received from K. Jeffrey Dahlberg, the Chairman of Grow Biz, and Ronald G. Olson, the President and Chief Executive Officer of Grow Biz, a non-binding proposal to exchange all of the outstanding Grow Biz shares, other than shares owned or controlled by Messrs. Dahlberg and Olson, for $14 per share in cash. The proposal contemplates that a company to be formed by Messrs. Dahlberg and Olson will be merged into Grow Biz. The proposal reserves the right to adjust the $14 price per share at any time prior to the execution of a definitive agreement. The Board of Directors have formed a special committee of independent directors to review the proposal. The proposal is subject to, among other things, completion of a definitive merger agreement, completion of financing acceptable to Messrs. Dahlberg and Olson and approval by the special committee, by the full Board of Directors and by the shareholders. Although Messrs. Dahlberg and Olson currently own approximately 67% of the Company's outstanding stock, there is no certainty that the transaction will be consummated.

RESULTS OF OPERATIONS

The following table sets forth selected information from the Company's Consolidated Statements of Operations expressed as a percentage of total revenue and the percentage changes in the dollar amounts from the prior period:

                                             -------------------------------------------------------------------------
                                                         Fiscal Year Ended
                                             December 26,   December 27,   December 28,     Fiscal 1998    Fiscal 1997
                                                 1998          1997           1996           over 1997      over 1996
                                             ------------   ------------   ------------     -----------    -----------
Revenues
     Merchandise sales                           76.1%          75.3%          78.4%             9.6%           (6.8%)
     Royalties                                   20.2           19.5           16.3             12.4            15.8
     Franchise fees                               3.1            4.4            4.6            (23.6)           (6.1)
     Advertising and other                        0.6            0.8            0.7            (17.6)            3.5
                                             --------         ------        -------         ---------         ------
         Total revenues                         100.0          100.0          100.0              8.5            (3.0)

Cost of merchandise sold                         62.6           63.8           69.7              6.5           (11.3)
Selling, general and administrative
     expenses                                    30.2           28.1           25.9             16.5             5.7
Gain on sale of Disc Go Round                     5.4              -              -                -               -
                                             --------         ------        -------         ---------         ------
Income from operations                           12.6            8.1            4.4             68.5            77.8
Litigation settlement                             -             (2.2)           -                -               -
Interest and other income (expense), net         (0.2)           0.1            0.2           (332.5)          (47.3)
                                             ---------        ------        -------          --------         -------
Income before income taxes                       12.4            6.0            4.6            124.2            25.0
Provision for income taxes                        4.9            2.4            1.8            124.2            25.0
                                             --------         ------        -------          -------          ------
         Net income                               7.5%           3.6%           2.8%           124.2%           25.0%
                                             =========        =======       ========         ========         =======


REVENUES

Merchandise sales include the sale of product to franchisees through the buying group and retail sales at the Company-owned stores as follows:

                  1998                  1997                  1996
                  ----                  ----                  ----
Buying Group    $ 40,605,300          $ 45,717,100          $ 58,437,100
Retail Sales      32,700,700            21,172,000            13,299,700
                ------------          ------------          ------------
                $ 73,306,000          $ 66,889,100          $ 71,736,800

The Play It Again Sports buying group revenue declined the past two years as part of management's strategic decision to reduce the number of vendors which are offered centralized billing and franchisees electing to purchase more inventory on a direct basis. The increase in retail sales at Company-owned stores is a result of the forty Video Game Exchange stores acquired in August 1997 and the addition of eight Company-owned Music Go Round(R) stores in 1998. It is anticipated that buying group revenues will continue to decline as a percent of total revenues in the upcoming year while retail sales are expected to increase as the Company opens an additional fifteen It's About Games(TM) stores early in 1999.

Revenues from franchising activity were as follows:

                       1998                  1997                  1996
                       ----                  ----                  ----
Royalties        $ 19,472,800          $ 17,328,500          $ 14,964,800
Franchise Fees      2,986,400             3,907,200             4,161,600

Royalties are a derivative of system-wide retail sales and have increased by $2.1 million and $2.4 million in 1998 and 1997, respectively, as a result of opening additional franchise stores and increases in comparable store sales. The Company anticipates that royalty revenue will continue to grow as additional stores are opened.

Key franchise store sales information is included in the table below. Comparable store sales information compares 1998 sales to 1997 sales and 1997 sales to 1996 sales. It is calculated utilizing all stores that are open for the entire twenty-four month comparable period. Average store sales is computed utilizing all stores open for the entire twelve month period.

                          1998 Comparable       1997 Comparable
                              Store Sales         Store Sales       1998 Average
                           Increase from 1997  Increase from 1996   Store Sales
                           ------------------  ------------------  -------------
Play It Again Sports(R)          1.7%                1.1%          $ 459,800
Once Upon A Child(R)             8.6%               13.4%            368,000
Computer Renaissance(R)          4.9%                4.4%            818,300
Music Go Round(R)               12.9%               11.6%            512,900

Franchise fees are recognized as revenue when substantially all initial franchise services have been performed. Franchise fees declined $920,800, or 23.6%, from 1997 as a result of opening 125 franchised stores in 1998 compared to 194 in 1997. The Company expects to recognize marginal increases in franchising fees in upcoming years as the Company begins opening ReTool(TM) and Plato's Closet(R) franchise stores.

COST OF MERCHANDISE SOLD

Cost of merchandise sold includes the cost of merchandise sold through the buying group and at Company-owned retail stores. Over the past three years, cost of merchandise sold as a percentage of the related revenue is shown in the following table:

                     1998                  1997                  1996
                     ----                  ----                  ----
Buying Group         94.5%                 95.0%                 95.2%
Retail Stores        65.6                  62.4                  61.7

The 3.2% increase in the 1998 retail store cost of goods sold is a result of a shift in the mix of sales from used product to new product which carry lower gross margins.

SELLING, GENERAL AND ADMINISTRATIVE

The increases in selling, general and administrative expenses over the past two years have been a result of the costs associated with operating the Company-owned retail stores. The $4.1 million increase in 1998 expenses includes costs of operating the forty Video Game Exchange stores acquired in August 1997 for a full year in 1998. The increase also includes start-up costs for the opening of sixteen Company-owned stores in 1998 as well as costs related to the fifteen stores scheduled to open in the first quarter of 1999 compared to two Company-owned store openings in 1997. The increase in the costs incurred in operating the Company-owned retail stores was slightly offset by a $602,300 decrease in franchising expenses as a result of receiving increased vendor support in the cost of producing franchise advertisements. 1999 franchising expenses are expected to be consistent with the 1998 results. Costs incurred in operating Company-owned retail stores in 1999 will reflect start up fees and operational expenses for the fifteen additional It's About Games(TM) stores opening offset by the reduction of nine Company-owned stores sold in December 1998.

SALE OF DISC GO ROUND

In June 1998, the Company completed the sale of the assets and franchising rights of its Disc Go Round concept to CD Warehouse, Inc. for $7.0 million cash plus the assumption of $384,000 in deferred franchise fees. At the time of the sale, there were 137 Disc Go Round stores in operation, including three Company-owned stores, and an additional 37 franchise agreements awarded for stores that were not yet opened. The sale resulted in a $5,231,500 operating gain in the second quarter ending June 27, 1998.

LITIGATION

In connection with an action filed by an early partner in the original Play It Again Sports store, the Company received a court ruling on a motion filed by the plaintiff stating that an enforceable agreement existed between the two parties. Under the order, the Company was required to pay $2.0 million to purchase certain development rights held by the plaintiff from a 1992 agreement. The order further directed that all claims between the parties be dismissed. The Company filed an appeal and in November 1998 dropped the appeal upon reaching acceptable terms and entered into an agreement to repurchase certain development rights held by the plaintiff. Among other things, the Company agreed to pay $400,000 at the time the agreement was signed and $1.6 million over a three year period.

NET INTEREST

Net interest (expense)/income was ($238,800), $102,700 and $194,700 in 1998,
1997 and 1996, respectively. The increase in net interest expense in 1998 and 1997 was due to the Company having lower cash balances and drawing funds on notes payable as a result of acquisitions and the repurchase of shares of the Company's common stock.

PROVISION FOR INCOME TAXES

The provision for income taxes was calculated at an effective rate of 39.2% for fiscal 1998, 1997 and 1996.

YEAR 2000

The Company has completed an assessment of its internal systems. Older personal computers will be upgraded to new systems that are Year 2000 compliant by the third quarter of 1999. Software updates to the Company's systems are in process and expected to be completed by the second quarter of 1999. An upgraded version of the Point of Sale system, provided to franchisees, has been completed and is ready for implementation. The Company has completed an analysis of its vendor relationships in which the risk of each vendor's non-compliance with Year 2000 was assessed. Letters were sent out in the fourth quarter of 1998 to ascertain the status of each vendor's Year 2000 compliance. Total costs associated with the Year 2000 compliance project through December 26, 1998 have been $76,200 and future costs are expected to be less than $435,300.

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

The Company does not have vendor or customer relationships in which critical data is exchanged electronically. The Company would suffer if a service provider such as a telecommunications or utility vendor was not Year 2000 compliant and their respective service was interrupted or terminated. In such a case the Company would be required to revert to its completed disaster recovery plan for the specific issue. If a large number of vendors that provide product to our franchisees were not compliant and unable to provide our franchisees with their `new' product, it is likely that the Company would recognize a material reduction of royalties from the franchisee's lost sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the year with $2.4 million cash and had a current ratio of
1.04 to 1.0.

In 1998, the Company's operating activities provided $3.2 million of cash. Net income before depreciation and change in deferred income tax provided $9.1 million, offset by the following: (1) $2.1 million reduction in accrued liabilities resulting from the 1997 accrued litigation charge of $2.0 million being financed with a long-term note payable when the Repurchase of Certain Rights Agreement was signed in November 1998, (2) $1.4 million decrease in the deferred franchise fees resulting from the reduction of the number of stores awarded but not opened from 240 at December 27, 1997 to 147 at December 26, 1998 and (3) the $1.6 million net increase of inventory over the related accounts payable.

Investing activities used $934,600 of cash in 1998 resulting from property additions of $2.0 million related to the expansion of the Company-owned stores and the $400,200 of goodwill recorded primarily related to the acquisition of ReTool(TM) offset by the sale of the net assets related to Disc Go Round in June 1998.

Financing activities used $2.9 million of cash in 1998. The Company received proceeds from notes payable of $13.7 million including $7.8 million and $4.2 million drawn on the revolving line of credit and committed term loan, respectively, to fund the repurchase of 1,111,915 shares of the Company's common stock at an average price of $14.86 per share. The Company also financed $1.6 million of the $2.0 million litigation settlement. The $2.2 million payments on long-term debt related to the installment payments on the notes payable entered with the purchase of Video Game Exchange, Inc. The Company received $2.0 million in cash from the options exercised and shares purchased through the Employee Stock Purchase Plan in 1998.

The Company has $10.0 million committed revolving line of credit which is due for renewal on July 31, 1999. Borrowings against the line carry an interest rate of the bank's base rate which was 7.75% at December 26, 1998. The Company also has a $8.0 million committed term note. Borrowings against the note carry an interest rate of the bank's base rate plus one-half of one percent which was 8.25% at December 26, 1998. Borrowings can be made in installments up through March 31, 1999 at which date the total amount outstanding shall be paid off in monthly installments beginning May 1, 1999 through March 4, 2004.

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

The Company's strategy focuses on enhancing revenues and profits at all store locations and the opening of additional stores. The Company's growth strategy is premised on a number of assumption concerning trends in each of the retail industries as well as trends in franchising and the economy. To the extent that the Company's assumptions with respect to any of these matter are inaccurate, its results of operations and financial condition could be adversely affected.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK.

The Company's Credit Agreements described in Footnote 6 to the financial statements as well as in the Management's Discussion and Analysis carries interest rate risk. Amounts borrowed under this Agreement are subject to interest charges at a rate equal to the lender's base rate. This is generally the prime rate. Should the lenders base rate change, the Company's interest expense will increase or decrease accordingly. As of December 26, 1998, the Company had borrowed approximately $15.3 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost the Company $153,000 in additional gross interest cost on an annual basis.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   Grow Biz International, Inc. and Subsidiary
                          Index to Financial Statements

  Consolidated Balance Sheets                                   Page 19
  Consolidated Statements of Operations                         Page 20
  Consolidated Statements of Shareholders' Equity               Page 21
  Consolidated Statements of Cash Flows                         Page 22
  Consolidated Notes to Financial Statement                     Page 23
  Report of Independent Public Accountants                      Page 32

                   GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets


                                                                               --------------------------------------
                                                                               December 26, 1998    December 27, 1997
                                                                               --------------------------------------
                                             ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                    $  2,418,000        $  3,088,000
     Receivables, less allowance for doubtful accounts of $1,053,000
          and $1,190,000 (Note 3)                                                   13,893,700          12,880,700
     Inventories                                                                    10,124,400           5,728,600
     Prepaid expenses and other                                                      2,459,300           1,987,300
     Deferred income taxes (Note 7)                                                  1,699,100           1,491,600
                                                                                  ------------        ------------
                           Total current assets                                     30,594,500          25,176,200

LONG-TERM RECEIVABLES (Note 3)                                                       1,208,600             184,000

PROPERTY AND EQUIPMENT:
     Furniture and equipment                                                         7,131,000           6,339,200
     Building and building improvements                                              3,765,300           3,375,100
     Less - accumulated depreciation and amortization                               (4,935,800)         (4,096,400)
                                                                                  ------------        ------------
                           Property and equipment, net                               5,960,500           5,617,900

OTHER ASSETS:
     Noncompete agreements and other, net of accumulated
          amortization of $2,388,800 and $3,258,300                                    554,500           1,507,000
     Goodwill, net of accumulated amortization of $339,600 and
          $230,200                                                                   4,822,800           5,269,500
                                                                                  ------------        ------------
                           Total other assets                                        5,377,300           6,776,500
                                                                                  ------------        ------------
                                                                                  $ 43,140,900        $ 37,754,600
                                                                                  ============        ============

                               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                               11,306,600           6,604,800
     Accrued liabilities                                                             1,818,700           3,781,500
     Current maturities of long-term debt (Note 6)                                  14,464,300           2,061,400
     Deferred franchise fee revenue                                                  1,901,800           3,588,000
                                                                                  ------------        ------------
                           Total current liabilities                                29,491,400          16,035,700

COMMITMENTS AND CONTINGENCIES (Note 8)                                                      --                  --

LONG-TERM DEBT (Note 6)                                                              3,484,600           4,268,200

SHAREHOLDER'S EQUITY (Note 5):
     Common stock, no par, 10,000,000 shares authorized,
          5,079,055 and 6,002,214 shares issued and outstanding                             --           7,474,900
     Retained earnings                                                              10,164,900           9,975,800
                                                                                  ------------        ------------

                            Total shareholders' equity                              10,164,900          17,450,700
                                                                                  ------------        ------------
                                                                                  $ 43,140,900        $ 37,754,600
                                                                                  ============        ============


The accompanying notes are an integral part of these consolidated financial statements.

                   GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                                       ----------------------------------------------------
                                                                       Fiscal Year Ended
                                                                       -----------------
                                                       December 26,        December 27,        December 28,
                                                          1998                 1997                1996
                                                       ----------------------------------------------------
REVENUE
     Merchandise sales                                 $ 73,306,000        $ 66,889,100        $ 71,736,800
     Royalties                                           19,472,800          17,328,500          14,964,800
     Franchise fees                                       2,986,400           3,907,200           4,161,600
     Advertising and other                                  585,700             710,500             686,400
                                                       ------------        ------------        ------------
                     Total revenue                       96,350,900          88,835,300          91,549,600

COST OF MERCHANDISE SOLD                                 60,324,600          56,633,700          63,855,600

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                                 29,105,000          24,989,900          23,636,200

GAIN ON SALE OF DISC GO ROUND                             5,231,500                  --                  --
                                                       ------------        ------------        ------------

                      Income from operations             12,152,800           7,211,700           4,057,800

LITIGATION SETTLEMENT (Note 6)                                   --          (2,000,000)                 --

INTEREST EXPENSE                                           (710,500)           (256,700)            (56,900)

INTEREST INCOME                                             471,700             359,400             251,600
                                                       ------------        ------------        ------------

                      Income before income taxes         11,914,000           5,314,400           4,252,500

PROVISION FOR INCOME TAXES (Note 7)                       4,670,200           2,083,200           1,667,000
                                                       ------------        ------------        ------------

NET INCOME                                             $  7,243,800        $  3,231,200        $  2,585,500
                                                       ============        ============        ============

BASIC EARNINGS PER SHARE                               $       1.28        $        .53        $        .40
                                                       ============        ============        ============

BASIC WEIGHTED AVERAGE SHARES
OUTSTANDING                                               5,664,000           6,116,200           6,428,500
                                                       ============        ============        ============

DILUTED EARNINGS PER SHARE                             $       1.24        $        .52        $        .40
                                                       ============        ============        ============

DILUTED WEIGHTED AVERAGE SHARES
OUTSTANDING                                               5,832,700           6,273,500           6,516,000
                                                       ============        ============        ============

The accompanying notes are an integral part of these consolidated financial statements.

                   GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY

                 Consolidated Statements of Shareholders' Equity
 Fiscal years ended December 26, 1998, December 27, 1997 and December 28, 1996


                                                        ------------------------------------------------------------------------
                                                                      Common Stock
                                                                      ------------                 Retained
                                                                 Shares           Amount           Earnings           Total
                                                        ------------------------------------------------------------------------
BALANCE, December 30, 1995                                 6,958,468        $ 17,033,000        $  4,159,100        $ 21,192,100
     Repurchase of common stock (Note 5)                    (740,194)         (6,266,100)                 --          (6,266,100)
     Stock options exercised and related tax benefits         45,170             186,000                  --             186,000
     Net income                                                   --                  --           2,585,500           2,585,500
                                                        ------------        ------------        ------------        ------------


BALANCE, December 28, 1996                                 6,263,444        $ 10,952,900        $  6,744,600        $ 17,697,500
     Repurchase of common stock (Note 5)                    (386,819)         (4,217,300)                 --          (4,217,300)
     Stock options exercised and related tax benefits        125,589             739,300                  --             739,300
     Net income                                                   --                  --           3,231,200           3,231,200
                                                        ------------        ------------        ------------        ------------


BALANCE, December 27, 1997                                 6,002,214        $  7,474,900        $  9,975,800        $ 17,450,700
     Repurchase of common stock (Note 5)                  (1,111,915)         (9,473,300)         (7,054,700)        (16,528,000)
     Stock options exercised and related tax benefits        188,756           1,998,400                  --           1,998,400
     Net income                                                   --                  --           7,243,800           7,243,800
                                                        ------------        ------------        ------------        ------------


BALANCE, December 26, 1998                                 5,079,055        $         --        $ 10,164,900        $ 10,164,900
                                                        ============        ============        ============        ============


The accompanying notes are an integral part of these consolidated financial statements.

                   GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows


                                                                               ------------------------------------------------
                                                                                              Fiscal Year Ended
                                                                                              -----------------
                                                                               December 26,     December 27,      December 28,
                                                                                   1998             1997              1996
                                                                               ------------------------------------------------
OPERATING ACTIVITIES:
     Net income                                                                $  7,243,800      $  3,231,200      $  2,585,500
     Adjustments to reconcile net income to net cash provided by operating activities -
         Depreciation and amortization                                            2,074,500         1,878,100         1,785,000
         Gain on sale of retail stores                                              (39,800)               --                --
         Deferred income tax                                                       (207,500)          234,800          (274,900)
              Change in operating assets and liabilities:
              Receivables                                                          (278,100)          446,500         2,861,000
              Inventories                                                        (6,298,300)       (1,461,900)        1,576,000
              Prepaid expenses and other                                           (476,000)         (998,500)          122,800
              Accounts payable                                                    4,701,800           934,500        (1,408,200)
              Accrued liabilities                                                (2,143,300)        2,505,700            80,200
              Deferred franchise fee revenue                                     (1,402,200)         (681,000)          126,000
                                                                               ------------      ------------      ------------
                  Net cash provided by operating activities                       3,174,900         6,089,400         7,453,400
                                                                               ------------      ------------      ------------

INVESTING ACTIVITIES:
     Redemption of short-term investments                                                --                --           420,000
     Purchases of property and equipment, net                                    (2,302,900)         (366,900)         (297,000)
     Increase in other assets                                                      (400,200)          (31,300)          (57,700)
     Proceeds from sale of net assets of Disc Go Round                            1,768,500                --                --
     Acquisition of Video Game Exchange, Inc. (Note 4)                                   --        (6,579,700)               --
                                                                               ------------      ------------      ------------
                  Net cash provided by (used for) investing activities             (934,600)       (6,977,900)           65,300
                                                                               ------------      ------------      ------------

FINANCING ACTIVITIES:
     Notes payable                                                               13,772,100         6,767,000                --
     Payments on long-term debt, net                                             (2,152,900)         (701,200)         (151,300)
     Repurchase of common stock (Note 5)                                        (16,528,000)       (4,217,300)       (6,266,100)
     Proceeds from stock option and warrants exercises                            1,998,500           739,200           186,000
                                                                               ------------      ------------      ------------
                  Net cash provided by (used for) financing activities           (2,910,300)        2,587,700        (6,231,400)
                                                                               ------------      ------------      ------------

INCREASE (DECREASE) IN CASH                                                        (670,000)        1,699,200         1,287,300
CASH AND CASH EQUIVALENTS, beginning of period                                    3,088,000         1,388,800           101,500
                                                                               ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                                       $  2,418,000      $  3,088,000      $  1,388,800
                                                                               ============      ============      ============

SUPPLEMENTAL DISCLOSURES:
     Cash paid for interest                                                    $    682,200      $    196,600      $     50,200
                                                                               ============      ============      ============
     Cash paid for income taxes                                                $  4,746,400      $  2,744,300      $  1,831,500
                                                                               ============      ============      ============

NON CASH ACTIVITIES:
     Note receivable received in exchange for sale of inventory and
     property and equipment                                                    $  1,974,500      $         --      $         --
                                                                               ============      ============      ============



The accompanying notes are an integral part of these consolidated financial statements.

                   GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY

                 Consolidated Notes to the Financial Statements
                     December 26, 1998 and December 27, 1997

1.       ORGANIZATION AND BUSINESS:

Grow Biz International, Inc. (the Company) offers licenses to operate retail stores using the service marks "Play It Again Sports", "Once Upon A Child", "Computer Renaissance", "Music Go Round", "It's About Games", "ReTool" and "Plato's Closet". In addition, the Company sells inventory to its franchisees through its "Buying Group" and operates retail stores. The Company has a 52/53-week fiscal year which ends on the last Saturday in December.

In 1997, Grow Biz Games, Inc., a wholly-owned subsidiary of the Company, was incorporated in connection with the acquisition of Video Game Exchange, Inc. Certain assets of the following entities were acquired by the Company and its subsidiary with the respective operating results included in the financial statements from the date of acquisition:

        Entity                                                Acquisition Year
        ------                                                ----------------
        Sports Traders, Inc. (Buying Group)                         1992
        Play It Again Sports retail stores (3)                      1992
        Once Upon A Child, Inc.                                     1992
        Hi Tech Consignments, Inc. (Music Go Round)                 1993
        Computer Renaissance, Inc.                                  1993
        CDX Audio Development, Inc. (Disc Go Round)                 1994
        Video Game Exchange, Inc. (It's About Games)                1997
        Tool Traders, Inc. (ReTool)                                 1998
        Plato's Closet                                              1999

2.       SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS SEGMENT INFORMATION

The Company is engaged in principally one business segment -- developing, licensing, franchising and servicing a system of retail stores which buy, sell, trade and consign used and new products. The Company's 1998 revenue by retail store concept were as follows:

Play It Again Sports(R)                      $54,347,400
Once Upon A Child(R)                           5,305,700
Computer Renaissance(R)                       12,279,700
Music Go Round(R)                              5,503,400
Disc Go Round(R)                               1,426,700
It's About Games(TM)                          17,376,700
ReTool(TM)                                       111,300
Plato's Closet(R)
                                      ---------------------
                                             $96,350,900
                                      =====================

The Company has all significant assets located within the United States and generates all revenues from United States operations other than 1998 franchising revenues from Canadian operations of $1.5 million. The Company had no major customers in 1998.

CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost which approximates fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments approximates their carrying values as of December 1998 and 1997. The carrying amounts for cash and trade receivables approximate fair value due to the maturity of the instruments. The fair values of borrowings and notes receivable are estimated by discounting future cash flow payment streams using rates that approximate those of comparable borrowings and notes receivable.

INVENTORIES

The Company values its inventories at the lower of cost, as determined by the average weighted cost method, or market.

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

STORE OPENING COSTS

All start-up costs associated with the opening of new stores are expensed as incurred.

REVENUE RECOGNITION

The Company collects royalties from each franchise based on retail store gross sales. The Company recognizes royalties as revenue when earned. The Company collects franchise fees when franchise agreements are consummated and recognizes the franchise fees as revenue when substantially all initial franchise services have been performed. The Company had deferred franchise fee revenue of $1,901,800 and $3,588,000 at December 26, 1998 and December 27, 1997,
respectively.

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

                                                            December 26, 1998          December 27, 1997         December 28, 1996
                                                            -----------------          -----------------         -----------------
Weighted average shares outstanding - Basic                      5,664,000                   6,116,200                 6,428,500
Dilutive effect of stock options after application of
the treasury stock method                                          168,700                     157,300                    87,500
                                                                ----------                   ---------                 ---------
Weighted average shares outstanding - Dilutive                   5,832,700                   6,273,500                 6,516,000
                                                                 =========                   =========                 =========


3.       RECEIVABLES:

The Company's current receivables consisted of the following:

                               December 26, 1998     December 27, 1997
                               -----------------     -----------------
Trade (Net)                         $ 10,620,900          $ 11,065,200
Royalty                                2,041,300             1,718,500
Other                                  2,440,100               281,000
                                       ---------            ----------
                                      15,102,300            13,064,700
Less:  Long-term Notes               (1,208,600)             (184,000)
                                     -----------          ------------
Current Receivables                 $ 13,893,700          $ 12,880,700
                                    ============          ============

As part of its normal operating procedures, the Company requires Standby Letters of Credit as collateral for a portion of its trade receivables from its first-year and second-year stores.

4.       ACQUISITIONS:

PURCHASE OF VIDEO GAME EXCHANGE, INC.

In August 1997, Grow Biz Games, Inc., a wholly-owned subsidiary of Grow Biz International, Inc., acquired certain assets and franchising rights of Video Game Exchange, Inc. ("VGE") a forty store retail chain headquartered in Cleveland, Ohio for $6,579,700. The acquisition was accounted for under the purchase method of accounting. Pursuant to the purchase, the Seller and its shareholders entered into agreements not to compete with the Company for five years. Of the total purchase price, $4.5 million was financed through a five-year bank term loan payable in sixty equal installments plus accrued interest at the bank's base rate plus one-half of one percent. The former owner of VGE financed $2.0 million through a two-year note payable in twenty-four equal installments plus accrued interest at prime plus one-half of one percent. The $4.3 million cost in excess of net assets acquired was recorded as goodwill and will be amortized over a twenty-five year period.

The following are the unaudited pro forma results of operations for 1997 and 1996, as if the above acquisition had occurred on December 30, 1995:

                                          December 27, 1997    December 28, 1996
                                          -----------------    -----------------
Revenue                                      $ 97,230,400        $ 105,756,600
Net income                                      3,498,000            2,962,500
Net income per common share (basic)          $        .57        $         .46
Net income per common share (diluted)        $        .56        $         .45

PURCHASE OF TOOL TRADERS, INC.

In April 1998, the Company announced the acquisition of certain assets and franchising rights of Tool Traders, Inc. of Detroit, Michigan. The Company paid $380,200 plus a percentage of future royalties for a period of seven years.

PURCHASE OF PLATO'S CLOSET, INC.

In January 1999, the Company announced the acquisition of certain assets and franchising rights of Plato's Closet, Inc. of Columbus, Ohio for total consideration of $400,000 plus a percentage of future royalties for a period of seven years.

5.       SHAREHOLDERS' EQUITY

REPURCHASE OF COMMON STOCK

Since November 1995, the Company's Board of Directors has authorized the repurchase of up to 3,000,000 shares of the Company's common stock on the open market. As of December 26, 1998, the Company had repurchased 2,560,828 shares of its stock at an average price of $11.70 per share including 1,111,915 shares repurchased at an average price of $14.86 per share in the year ended December 26, 1998.

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

Stock options granted and exercised under the plan as of December 26, 1998 are as follows:

                                                                Weighted Average
                                        Number of Shares         Exercise Price
                                        ----------------         --------------
Outstanding at December 30, 1995            588,575                $   8.35
     Granted                                357,000                    7.95
     Exercised                              (38,750)                   2.75
     Forfeited                             (190,700)                   9.86
                                          ---------               ---------
Outstanding at December 28, 1996            716,125                $   8.68
     Granted                                145,750                   11.31
     Exercised                             (101,968)                   4.79
     Forfeited                              (61,045)                   9.82
                                           --------               ---------
Outstanding at December 27, 1997            698,862                    9.88
     Granted                                 87,750                   12.42
     Exercised                             (170,051)                   9.52
     Forfeited                              (66,624)                  11.35
                                           --------                --------
Outstanding at December 26, 1998            549,937                $   9.54
                                            =======                ========

Options available for future years as of December 26, 1998 are exercisable as follows:

                                             Options Outstanding                                        Options Exercisable
                        --------------------------------------------------------------     -----------------------------------------
                                               Weighted Average
                                                   Remaining                                                     Weighted Average
     Range of                                  Contractual Life     Weighted Average                                Exercisable
   Exercise Price       Number Outstanding         (Years)           Exercise Price        Number Exercisable         Price
  -----------------     -------------------    ----------------     -----------------     -------------------    ----------------
   $ 2.00 - $2.00              35,000              1.08               $  2.00                     28,000           $  2.00
     7.25 -  8.07             141,437              1.46                  7.68                     99,312              7.54
    10.00 - 12.25             353,500              2.72                 10.75                    129,316             10.39
    14.50 - 14.50              20,000               .17                 14.50                     20,000             14.50
                              -------                                                            -------
                              549,937                                                            276,628
                              =======                                                            =======

A majority shareholder has exercisable options to purchase 15,000 shares of the Company's common stock with an exercise price of 110% of the fair market value on the date of the grant. All remaining unexercised options at December 26, 1998 have an exercise price equal to the fair market value on the date of the initial grant.

EMPLOYEE STOCK PURCHASE PLAN

The Company sponsors an Employee Stock Purchase Plan ("Employee Plan") and reserved 100,000 shares of the Company's common stock for issuance to employees who elect to participate. The Employee Plan operates in one-year phases and stock may be purchased at the end of each phase. The stock price is 85% of the fair market value of such common stock on the commencement date or termination date of the phase, whichever is lower. During 1998, the Company issued 8,631 shares under the plan at a price of $8.93. As of December 26, 1998, contributions have been received for the issuance of 7,024 shares under phase five.

NONPLAN OPTIONS

The Company sponsors a Stock Option Plan for Nonemployee Directors (the "Nonemployee Directors Plan") and reserved a total of 100,000 common shares for issuance to directors of the Company who are not employees. The Nonemployee Directors Plan provides that each director who is not an employee of the Company will receive an option to purchase 25,000 common shares upon initial election as a director at a price equal to the fair market value on the date of grant. Each option granted under the Nonemployee Directors Plan vests and becomes exercisable in five equal increments of 5,000 shares, beginning one year after the date of grant.

The Company granted options to purchase the Company's common stock at $10.00 per share to four non-employee directors. There were 95,000 shares outstanding and exercisable at December 26, 1998.

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

                                               1998          1997         1996
                                               ----          ----         ----
Net Income:                  As Reported    $7,243,800   $3,231,200   $2,585,500
                             Pro Forma       6,988,400    2,985,400    2,297,500

Net Income Per Common
Share (Diluted):             As Reported    $     1.24   $      .52   $      .40
                             Pro Forma      $     1.20   $      .48   $      .35

The fair value of each option granted subsequent to January 1, 1995 in accordance with SFAS 123 was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 5.549% in 1998, 5.77% to 6.83% in 1997 and 6.01% to 6.81% in 1996, expected life of five years for 1998, five years for 1997 and two to five years for 1996; expected volatility of 30.69% in 1998, 20.11% to 36.85% in 1997 and 39.78% to 44.59% in 1996.

6.       REVOLVING CREDIT AND LONG-TERM DEBT:

The Company's revolving credit and long-term debt consists of the following:

                                December 26, 1998         December 27, 1997
                                -----------------         -----------------
Revolving Credit                     $ 11,955,900              $          -
Bank Term Debt                          3,375,000                 4,275,000
Notes Payable                           2,353,800                 1,666,700
Other                                     264,200                   387,900
                                      -----------               -----------
Total                                  17,948,900                 6,329,600
Less:  Current Portion               (14,464,300)               (2,061,400)
                                     ------------               -----------
                                     $  3,484,600              $  4,268,200
                                     ============              ============

The Company has a $10.0 million committed revolving line of credit which is due for renewal on July 31, 1999. Borrowings against the line carry an interest rate of the bank's base rate which was 7.75% at December 26, 1998. At December 26, 1998 the Company had borrowings of $7.8 million against the line. In addition to the line of credit, the Company has a $8.0 million committed term note. Borrowings against the note carry an interest rate of the bank's base rate plus one-half of one percent which was 8.25% at December 26, 1998. Borrowings can be made and repaid through March 31, 1999 on a revolving basis at which date the total amount outstanding shall be converted to term debt and paid off in monthly installments beginning May 1, 1999 through March 4, 2004. At December 26, 1998, the Company had borrowings of $4.2 million against the note. Concurrent with the signing of an amended credit agreement, all lending facilities with the bank became secured by a security interest in all tangible and intangible assets of the Company.

The bank term note bears interest at the bank's base rate plus one-half of one percent which was 8.25% at December 26, 1998. It is due in monthly principal and interest installments through September 2002. The note contains various restrictive convenants which, among other matters, require the Company to maintain certain financial ratios. The Company was in compliance with all these covenants as of December 26, 1998.

In November 1998, the Company entered into a Repurchase of Rights and Settlement Agreement and dropped its appeal of a February 1998 court ruling requiring the Company to pay $2.0 million to an early partner in the original Play It Again Sports store. Under the agreement, the Company paid $400,000 and signed a three-year note in which the Company is required to pay monthly principal and interest payments at 8% on the remaining $1.6 million plus accrued interest of $87,100.

The Company has a note with a principal balance outstanding at December 26, 1998 of $666,700 in connection with the 1997 acquisition of Video Game Exchange, Inc. Monthly principal and interest installments are due at prime plus one-half of one percent, which was 8.25% at December 26, 1998, through September 1999.

Future maturities of long-term debt as of December 26, 1998 are as follows:

               1999                            $ 14,464,300
               2000                               1,345,000
               2001                               1,381,800
               2002                                 693,400
               2003                                  19,800
               Thereafter                            44,600
                                               ------------
                                               $ 17,948,900
                                               ============

7.       INCOME TAXES:

Components of the provision for income taxes are as follows:

                         December 26, 1998  December 27, 1997  December 28, 1996
                         -----------------  -----------------  -----------------
Currently payable:
  Federal                    $ 4,052,700       $ 1,423,400        $ 1,701,300
  State                          825,000           425,000            240,600
                             -----------       -----------         -----------
      Subtotal                 4,877,700         1,848,400          1,941,900
  Deferred income tax
    (benefit)/expense           (207,500)          234,800           (274,900)
                             ------------      -----------         -----------
      Total tax provision    $ 4,670,200       $ 2,083,200        $ 1,667,000
                             ===========       ===========         ===========

The effective tax rate differs from the federal statutory rate due primarily to the following:

                                             December 26, 1998   December 27, 1997   December 28, 1996
                                             -----------------   -----------------   -----------------
Federal statutory rate                            34.0%               34.0%               34.0%
State income taxes, net of federal benefit         4.6                 5.3                 3.7
Nondeductible meals and entertainment              0.3                 0.7                 0.8
Tax exempt interest income                          -                   -                   -
Other, net                                         0.3                (0.8)                0.7
                                                --------            --------            --------
                                                  39.2%               39.2%               39.2%
                                                ========            ========            ========


Deferred income taxes are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than they are reported for financial reporting. The components of the deferred tax asset are as follows:

                                     December 26, 1998     December 27, 1997
                                     -----------------     -----------------
Deferred settlement expense            $   627,200          $         -
Deferred franchise fees                    431,400              614,600
Accounts receivable reserves               412,800              466,500
Other                                      227,700              410,500
                                       -----------          -----------
     Net deferred tax asset            $ 1,699,100          $ 1,491,600
                                       ===========          ===========

8.       COMMITMENTS AND CONTINGENCIES:

EMPLOYEE BENEFIT PLAN

The Company provides a 401(k) Savings Incentive Plan which covers substantially all employees. The plan provides for matching contributions and optional profit-sharing contributions at the discretion of the board of directors. Employee contributions are fully vested; matching and profit-sharing contributions are subject to a five-year service vesting schedule. Company contributions to the plan for 1998, 1997 and 1996 were $279,500, $253,500 and $267,000, respectively.

OPERATING LEASES

The Company conducts all of its retail operations in leased facilities that expire over the next five years. A majority of these leases require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rent. Total rent expense under these operating leases was $2,531,600 in 1998, $1,468,100 in 1997 and $1,033,000 in 1996. As of December 26, 1998,
minimum rental commitments under noncancelable operating leases are: $2,034,700 in 1999, $1,735,800 in 2000, $1,566,600 in 2001, $1,472,500 in 2002 and
$1,110,500 in 2003 and $855,800 thereafter.

The Company rents retail space from PIAS Holdings, a partnership of two of the Company's officers, through an agreement that expires September 2000. Payments under this agreement were approximately $66,000 in 1998, 1997 and 1996.

LITIGATION

In 1998, a shareholder of Grow Biz, commenced a shareholder class action against Grow Biz and the members of its Board of Directors, arising out of the non-binding proposal by Jeff Dahlberg and Ron Olson, officers, directors and majority shareholders of Grow Biz, to exchange, through a newly formed entity, all of the shares of Grow Biz that they do not already own, for $14 per share in cash. The plaintiff alleges, among other things, that the proposed price for the shares is substantially below the fair value of those shares, that the defendants failed to maximize stockholder value through an adequate auction or market check process, and that the defendants have breached their fiduciary duties and otherwise unfairly dealt with the plaintiff and the other minority shareholders. The plaintiff seeks, among other things: (1) injunctive relief to enjoin any proposed transaction; (2) creation of a committee of shareholders to help protect the interests of the minority shareholders in any proposed transaction; and (3) damages in an unstated amount, pre-judgment interest, and costs and attorneys' fees incurred in this action. Grow Biz and the Board of Directors deny the plaintiff's allegations and intend to defend the action vigorously.

The Company is exposed to a number of asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

CONSULTING AGREEMENTS

The Company has a consulting agreement with the owner of Tool Traders, Inc. The agreement requires the Company to pay the following percentages of receipts from franchising ReTool stores during the following periods: September 14, 1999 through September 13, 2001 - 5%; September 14, 2001 through September 13, 2003 - 4%; September 14, 2003 through September 13, 2004 - 3%; September 14, 2004 through September 13, 2005 - 2% and September 14, 2005 through September 13, 2006 - 1%.

9.       RELATED PARTY TRANSACTION:

In December 1998, the Company sold certain assets of nine Company-owned retail stores to the former President of Music Go Round, for $2.0 million. In connection with the sale, the Company received a short-term note of $700,000, paid in January 1999, and a $1.0 million note secured by certain assets of the stores bearing interest of 8% and payable in monthly principal and interest installments until January 2006 and a $274,500 note payable in eighteen equal monthly principal installments beginning February 15, 1999. Franchise agreements were signed for each of the stores in which the buyer will be required to pay royalties and advertising expenses consistent with other franchisees.

10.      QUARTERLY FINANCIAL DATA:

The Company's unaudited quarterly results for the years ended December 26, 1998 and December 27, 1997 are as follows:

                                                 First Quarter         Second Quarter        Third Quarter        Fourth Quarter
                                                 -------------         --------------        -------------        --------------
         1998
Total Revenue                                      $ 25,623,400          $ 23,497,800          $ 22,484,000         $ 24,745,800
Income from Operations                                1,175,600             6,877,900             2,490,700            1,608,800
Net Income                                              690,900             4,213,000             1,503,100              836,800
Net Income Per Common Share - Basic                   $     .12             $     .70             $     .27            $     .17
Net Income Per Common Share - Diluted                 $     .11             $     .68             $     .26            $     .16

         1997
Total Revenue                                      $ 19,109,400          $ 20,679,000          $ 22,078,500         $ 26,968,400
Income from Operations                                  826,300             1,589,700             2,056,400            2,739,300
Net Income                                              545,200               994,000             1,269,000              423,000
Net Income Per Common Share - Basic                   $     .09             $     .16             $     .21            $     .07
Net Income Per Common Share - Diluted                 $     .09             $     .16             $     .20            $     .07


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Grow Biz International, Inc.:

We have audited the accompanying consolidated balance sheets of Grow Biz International, Inc. and Subsidiary (Minnesota corporations) as of December 26, 1998 and December 27, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 26, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grow Biz International, Inc. and Subsidiary as of December 26, 1998 and December 27, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 1998, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP


Minneapolis, Minnesota
February 1, 1999

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company are as follows:

NAME                      AGE    POSITION
----                      ---    --------
K. Jeffrey Dahlberg       45     Chairman of the Board
Ronald G. Olson           58     President, Chief Executive Officer and Director
Ted R. Manley             49     Executive Vice President of Operations
David J. Osdoba, Jr.      43     Vice President of Finance and Chief
                                 Financial Officer
Gaylen L. Knack           39     Vice President and General Counsel
Charles V. Kanan          47     President / Play It Again Sports(R)
Michael E. Flynn          50     President / Computer Renaissance(R)
Bradley D. Tait           49     President / It's About Games(TM)
Randel S. Carlock         50     Director
Dennis J. Doyle           46     Director
Bruce C. Sanborn          46     Director
Robert C. Pohlad          44     Director
                         -------------------------------------------------------

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

TED R. MANLEY has served as Executive Vice President of Operations since September 1997. He served as President of Once Upon A Child(R) from December 1996 and General Manager from July 1994 to May 1998. Mr. Manley was Senior Vice President of Braun's Fashions Corporation, a women's retail clothing store chain, from November 1989 to June 1994.

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

BRADLEY D. TAIT has served as President of It's About Games(TM) since August 1997. He also served as President of Disc Go Round(R) since December 1996 and General Manager since March 1996 until the sale of Disc Go Round in June 1996. From February 1995 through February 1996, Mr. Tait was divisional Vice President of Merchandising for the mall store division of the Musicland Stores Corporation and Vice President of stores operations from January 1993 through January 1995.

RANDEL S. CARLOCK has served as a Director of the Company since September 1993. He currently serves as a OPUS Professor of Family Enterprise at the University of St. Thomas Graduate School of Business, a position held since 1990. He also served as Chairman of the Board of Audio King, Inc., a Minneapolis consumer electronics company, from March 1990 to June 1997.

DENNIS J. DOYLE has served as a Director of the Company since June 1993. Since 1978, he has served as President and Chief Executive Officer of Welsh Companies, Inc., a real estate development and management firm, Chairman of the Board of Welsh Construction Corp. Mr. Doyle also serves as a director of the Rottlund Company.

BRUCE C. SANBORN has served as a Director of the Company since June 1993. Since 1990 he has served as Chairman of the Board for the North Central Life Insurance Company and Financial Life Companies, Inc.

ROBERT C. POHLAD has served as a Director of the Company since September 1993. Since 1987 he has served as President and Director of Pohlad Companies, a Minneapolis based holding company active in investments and soft drink manufacturing and distribution. Mr. Pohlad also currently serves as a Director of Mesaba Holdings, Inc., Delta Beverage Group, Inc. and Pepsi-Cola Puerto Rico Bottling Company.

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

COMPLIANCE WITH SECTION 16(a)

Section 16(a) of the 1934 Act requires the Company's directors, executive officers and persons who own more than ten percent of the Common Stock of the Company to file with the Securities and Exchange Commission ("Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of common shares of the Company. Directors, officers and greater than ten percent shareholders are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) reports they file. The Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 26, 1998, all

Form 3, Form 4 and Form 5 filing requirements were met, except a Form 4 was filed late for K. Jeffrey Dahlberg for the month of January 1998.

ITEM 11: EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding compensation earned or awarded during each of the last three fiscal years to the Company's Chief Executive Officer and the other four most highly compensated executive officers serving as executive officers at the end of fiscal 1998 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                           ANNUAL COMPENSATION ($)
                                              --------------------------------------------------
                                                                                                     LONG-TERM
                                                                                                   COMPENSATION
                                      FISCAL                                    OTHER ANNUAL          OPTION            ALL OTHER
    NAME AND PRINCIPAL POSITION        YEAR       SALARY          BONUS         COMPENSATION         AWARDS (#)        COMPENSATION
    ---------------------------        ----       ------          -----         ------------         ----------        ------------
K. Jeffrey Dahlberg                    1998       200,000           -                 -                  -                43,044(1)
   Chairman of the Board               1997       240,000           -                 -                  -                46,283
                                       1996       220,000           -                 -                  -                44,392

Ronald G. Olson                        1998       300,000           -                 -                  -                42,333(1)
   Chief Executive Officer and         1997       260,000           -                 -                  -                45,181
   President                           1996       220,000           -                 -                  -                43,505

Ted R. Manley                          1998       147,000           -                 -                  -                 6,993(2)
   Executive Vice President of         1997       126,000          90,750             -                  10,000            5,610
   Operations                          1996       115,000           -                 -                  20,000            4,509

Charles V. Kanan                       1998       137,500          43,313             -                  -                 7,234(2)
   President Play It Again Sports      1997       137,500           -                 -                   5,000            6,239
   Division                            1996       129,000           -                 -                  20,000            4,904

Brad D. Tait                           1998       122,000          10,065             -                  -                 6,151(2)
   President It's About Games          1997       116,000          87,000             -                  10,000            3,391
   Division                            1996        80,000           -                 -                  30,000              -

----------------------------
(1) Includes premiums paid in 1998 by the Company for term life insurance coverage and the present value of the benefit to the executive of the remainder of the premiums for split dollar life insurance coverage paid by the Company on behalf of the named executive as follows: Mr. Dahlberg - $33,702 and Mr. Olson - $32,594. Also includes 401(k) Company matching contributions and profit sharing as follows: Mr. Dahlberg - $9,342 and Mr. Olson - $9,739.
(2)  Consists of 401(k) Company matching contributions and profit sharing.

OPTIONS GRANTED DURING FISCAL 1998

No options were granted to the Company's executive officers in 1998.

AGGREGATED OPTION EXERCISES DURING FISCAL 1998 AND FISCAL YEAR-END OPTION VALUES

The following table provides information relating to options exercised by the Named Executive Officers during fiscal 1998 and the number and value of options held at fiscal year-end. The Company does not have any outstanding stock appreciation rights.

                                                                            NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                                          SHARES                              OPTIONS AT FISCAL         IN-THE-MONEY OPTIONS AT
                                       ACQUIRED ON       VALUE REALIZED          YEAR-END (#)            FISCAL YEAR-END ($)(1)
       NAME                            EXERCISE (#)          ($)          EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
       ----                            ------------          ---          -------------------------     -------------------------
K. Jeffrey Dahlberg                          0                0                      0 / 0                         0 / 0
Ronald G. Olson                           50,000           206,250              15,000 / 0                    29,250 / 0
Ted R. Manley                                0                0                 37,500 / 22,500              124,375 / 80,625
Charles V. Kanan                           7,500            33,750              33,750 / 18,750               57,031 / 71,094
Brad D. Tait                                 0                0                  5,000 / 35,000               27,175 / 139,025

----------------------------
(1) Options are "in-the-money" if the fair market value of the underlying shares at fiscal year end is greater than the exercise price. The amounts set forth represent the difference between the fair market value of the common shares on December 26, 1998 and the option exercise price multiplied by the number of shares subject to the option.

DIRECTOR COMPENSATION

Each nonemployee director of the Company receives $500 for each board and committee meeting attended. Effective August 23, 1993, Dennis J. Doyle and Bruce
C. Sanborn, the only nonemployee directors at the time, were each granted an option to purchase 25,000 common shares at an exercise price of $10.00 per share. Effective September 24, 1993, the Board of Directors adopted the Stock Option Plan for Nonemployee Directors ("Directors Plan") which provides for an automatic grant of an option to purchase 25,000 common shares upon the initial election as a director. Pursuant to this Plan, Randel S. Carlock and Robert C. Pohlad were each granted an option to purchase 25,000 common shares at an exercise price of $15.00 per share. Effective November 21, 1995, the options granted to Messrs. Carlock and Pohlad were canceled and replacement options to purchase 25,000 common shares each at $10.00 per share, which was above the market price on the effective date, were granted separate from the Directors Plan. All options granted to nonemployee directors become exercisable in increments through 1998, provided that the nonemployee director is still serving as a director, and expire in 1999.

COMPENSATION COMMITTEE INTERLOCKS

The Compensation Committee of the Board of Directors consists of two nonemployee directors, Dennis J. Doyle and Bruce C. Sanborn. Mr. Sanborn is the Chief Executive Officer of North Central Life Insurance Company and
K. Jeffrey Dahlberg, the Company's Chairman, serves on the Board of North Central Life Insurance Company.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number of shares of Common Stock beneficially owned by (i) each person known by the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each Named Executive Officer, (iii) each director of the Company and (iv) all directors and executive officers as a group. All persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned, unless otherwise noted. The number of shares listed is as of January 31, 1999 unless otherwise noted.

                                  NUMBER OF SHARES          PERCENT OF
                                 BENEFICIALLY OWNED      OUTSTANDING SHARES
                                 ------------------      -------------------

K. Jeffrey Dahlberg                  2,079,225(1)              40.8%
4200 Dahlberg Drive
Golden Valley, MN 55422

Ronald G. Olson                      1,362,068(2)              26.7%
4200 Dahlberg Drive
Golden Valley, MN 55422

Sheldon T. Fleck                       288,500                  5.7%
1400 International Centre
900 Second Avenue South
Minneapolis, MN 55402

Ted R. Manley                           43,317(3)               0.8%
Charles V. Kanan                        40,737(3)               0.8%
Brad D. Tait                            22,500(3)               0.4%
Dennis J. Doyle                         40,000(3)               0.8%
Bruce C. Sanborn                        35,100(3)(4)            0.7%
Randel S. Carlock                       25,000(3)               0.5%
Robert C. Pohlad                        25,000(3)               0.5%

All directors and executive
officer as a group (12 persons)      3,745,913(3)              69.7%

---------------------------
(1)  Includes 279,250 shares held in trust for minor children.

(2) Includes 17,900 shares held by Mr. Olson's adult children and 111,600 shares held in trust for these children and 1,500 shares held by Mr. Olson's wife. Mr. Olson disclaims beneficial ownership of these shares.

(3) Includes the following shares which may be acquired within 60 days through the exercise of stock options: Mr. Manley - 42,500; Mr. Kanan - 38,750; Mr. Tait - 22,500; Mr. Doyle - 25,000; Mr. Sanborn - 20,000; Mr. Carlock - 25,000; Mr. Pohlad - 25,000 and all directors an executive officers as a group - 283,500.

(4) Includes 100 shares held by Mr. Sanborn's son. Mr. Sanborn disclaims beneficial ownership of these shares.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 1998, two Play It Again Sports franchises, a Once Upon A Child franchise and a Computer Renaissance franchise, owned by relatives of K. Jeffrey Dahlberg, paid $65,932 in royalties to the Company and purchased $197,914 of merchandise through the Company's buying group.

In December 1998, the Company sold certain assets of nine Company-owned retail stores to the former President of Music Go Round, for $2.0 million. In connection with the sale, the Company received a short-term note of $700,000 paid in January 1999, a $1.0 million note secured by certain assets of the stores bearing interest of 8% and payable in monthly principal and interest installments until January 2006 and a $274,500 note payable in eighteen equal monthly principal installments beginning February 15, 1999. Franchise agreements were signed for each of the stores in which the buyer will be required to pay royalties and advertising expenses consistent with other franchisees.

The Company leases from PIAS Holdings, a general partnership owned by K. Jeffrey Dahlberg and Ronald G. Olson, certain real property which houses a Company-owned retail store located at 3505 Hennepin Avenue, Minneapolis, Minnesota. Pursuant to this lease, the Company is obligated to make lease payments of $5,500 per month through September 2000. During fiscal 1998, the Company made payments of $66,000 under this lease.


                                     PART IV

ITEM 14: EXHIBITS AND REPORTS ON FORM 8-K.

(a.)     The following documents are filed as a part of this Report:

         1.       FINANCIAL STATEMENTS.
                  The financial statements filed as part of this report are listed on the Index to Financial Statements on page 18.

         2.       EXHIBITS.

  EXHIBIT
  NUMBER     DESCRIPTION
  ------     -----------
   3.1       Articles of Incorporation, as amended (Exhibit 3.1) (1)
   3.2       By-laws, as amended and restated to date (Exhibit 3.2) (1)
   4.1       Form of Stock Purchase Warrant to Hayne, Miller & Farni, Inc.(1992)
             (Exhibit 4.2) (1)
   4.2       Revised form of Stock Purchase Warrant to Hayne, Miller & Farni,
             Inc. (1992) (Exhibit 4.3) (1)
  10.1       Form of franchise agreement for Play It Again Sports(R)
             (Exhibit 10.1) (3)
  10.2       Form of franchise agreement for Once Upon A Child(R)
             (Exhibit 10.2) (3)
  10.3       Form of franchise agreement for Computer Renaissance(R)
             (Exhibit 10.3) (3)
  10.4       Form of franchise agreement for Music Go Round(R)(Exhibit 10.4) (3)
  10.5       Form of franchise agreement for It's About Games(TM)
             (Exhibit 10.6) (6)
  10.6       Form of franchise agreement for ReTool(TM)(Exhibit 10.6)
  10.7       Lease for 3505 Hennepin Avenue, Minneapolis Minnesota
             (Exhibit 10.4) (1)
  10.8       Asset Purchase Agreement dated January 24, 1992 with Sports
             Traders, Inc. and James D. Van Buskirk ("Van Buskirk") concerning acquisition of wholesale business, including amendment dated
             March 11, 1992 (Exhibit 10.6 (a) ) (1)
  10.9       Retail store agreement dated January 24, 1992 with Van Buskirk
             (Exhibit 10.6 (b) ) (1)
  10.10      Noncompetition and Consulting agreement dated January 1, 1990, as amended January 24, 1992, with Martha Morris (Exhibit 10.7) (1)
  10.11      Asset Purchase Agreement dated April 1, 1993 concerning purchase of assets of Computer Renaissance, Inc., including stock option agreement (Exhibit 10.12)(1)
  10.12      Asset Purchase Agreement dated July 1, 1994 for purchase of assets of CDX Audio Development, Inc. (Exhibit 10.13) (3)
  10.13      1992 Stock Option Plan, including forms of stock option agreement
             (Exhibit 10.12) (1) (3) (7)
  10.14      Amendment No. 1 to the 1992 Stock Option Plan (Exhibit 10.15) (2)
  10.15      Amendment No. 2 to the 1992 Stock Option Plan (Exhibit 10.16) (2)

  EXHIBIT
   NUMBER     DESCRIPTION
   ------     -----------

   10.16      Amendment No. 3 to the 1992 Stock Option Plan (Exhibit 10.16) (6)
   10.17 Nonemployee Director Stock Option Plan, as amended, including form of stock option agreement (Exhibit 10.16) (2) (7)
   10.18      Employee Stock Purchase Plan of 1994 (Exhibit 10.17) (2) (3)
   10.19 Real Estate Purchase Agreement for Purchase of the Company's headquarters (Exhibit 10.18) (2)
   10.20 Consulting and Noncompetition Agreement dated November 6, 1992 with Lynn and Dennis Blum (Exhibit 10.19) (3)
   10.21      Noncompetition Agreements dated April 1, 1993 with
              Charles G. Welle and Richard C. Frost related to the purchase of assets of Computer Renaissance (Exhibit 10.20) (3)
   10.22 Asset Purchase Agreement between Grow Biz Games, Inc. and Video Game Exchange, Inc., dated August 15, 1997 (Exhibit 10.1) (4)
   10.23      Term Note, TCF, dated August 8, 1997 (Exhibit 10.3) (4)
   10.24 Non-Negotiable Promissory Note, Video Game Exchange, Inc., dated August 15, 1997 (Exhibit 10.4) (4)
   10.25 Asset Purchase Agreement related to the disposition of Disc Go Round to CD Warehouse, Inc., dated June 16, 1998(Exhibit 10.1) (5)
   10.26      Amended and Restated Credit Agreement, dated October 14, 1998.
   11.1       Statement of Computation of Per Share Earnings
   21.1       Subsidiaries
   23.1       Consent of Arthur Andersen LLP Independent Public Accountants
   27.1       Financial Data Schedule
   99.1       Cautionary Statements

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

(4) Incorporated by reference to the specified exhibit to the Current Report on Form 8-K, August 15, 1997.

(5) Incorporated by reference to the specified exhibit to the Current Report on Form 8-K, June 16, 1998.

(6) Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

(7) Indicates management contracts, compensation plans or arrangements required to be filed as exhibits.

(b.) Reports on Form 8-K: On December 14, 1998, the Company filed an 8-K related to the proposed merger and share exchange and related class action.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY

      By:  /s/ RONALD G. OLSON                   Date: March 12, 1999
           -------------------
           Ronald G. Olson
 President and Chief Executive Officer


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



          SIGNATURE                          TITLE                             DATE
          ---------                          -----                             ----
  /s/ K. JEFFREY DAHLBERG       Chairman of the Board of Directors         March 12, 1999
--------------------------
  K. Jeffrey Dahlberg


  /s/ RONALD G. OLSON           President, Chief Executive                March 12, 1999
--------------------------      Officer and Director
   Ronald G. Olson              (principal executive officer)


  /s/ DAVID J. OSDOBA, JR.      Vice President of Finance and             March 12, 1999
--------------------------      Chief Financial Officer
  David J. Osdoba, Jr.          (principal financial and accounting officer)


  /s/ GAYLEN L. KNACK           Vice President and General Counsel        March 12, 1999
--------------------------
   Gaylen L. Knack


  /s/ RANDEL S. CARLOCK          Director                                 March 12, 1999
--------------------------
   Randel S. Carlock


  /s/ DENNIS J. DOYLE            Director                                 March 12, 1999
--------------------------
   Dennis J. Doyle


  /s/ ROBERT C. POHLAD           Director                                 March 12, 1999
--------------------------
   Robert C. Pohlad


  /s/ BRUCE C. SANBORN           Director                                March 12, 1999
--------------------------
   Bruce C. Sanborn
