Form 10-Q
period 1999-03-27
GROW BIZ INTERNATIONAL INC
filed 1999-05-12
CIK 908315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 27, 1999

                         Commission File Number 0-22012

                          GROW BIZ INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 Minnesota                               41-1622691
                 ---------                               ----------
      (State or Other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)               Identification Number)

                               4200 Dahlberg Drive
                          Golden Valley, MN 55422-4837
                          ----------------------------
               (Address of Principal Executive Offices, Zip Code)

         Registrant's Telephone Number, Including Area Code 612-520-8500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes: _X_     No: ___

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common stock, no par value, 5,128,128 shares outstanding as of April 30, 1999.
 ------------------------------------------------------------------------------

                          GROW BIZ INTERNATIONAL, INC.

                                      INDEX

PART I.            FINANCIAL INFORMATION                                   PAGE
--------------------------------------------------------------------------------

Item 1.            Financial Statements (Unaudited)

                   CONDENSED BALANCE SHEETS:
                       March 27, 1999 and December 26, 1998                 3

                   CONDENSED STATEMENTS OF OPERATIONS:
                       Three Months Ended
                       March 27, 1999 and March 28, 1998                    4

                   CONDENSED STATEMENTS OF CASH FLOWS:
                       Three Months Ended
                       March 27, 1999 and March 28, 1998                    5

                   NOTES TO CONDENSED FINANCIAL STATEMENTS                6 - 7

Item 2.            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    8 - 12

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

          27        Financial Data Schedule

          99        Cautionary Statements

(b.)  Reports on Form 8-K -- None

                          GROW BIZ INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       ----------------------------------
                                                                       March 27, 1999   December 26, 1998
                                                                       ----------------------------------
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                           $    601,300        $  2,418,000
     Receivables, less allowance for doubtful accounts of
          $1,067,500 and $1,053,000                                        11,640,500          13,893,700
     Inventories                                                            7,761,900          10,124,400
     Prepaid expenses and other                                             2,359,200           2,459,300
     Deferred income taxes                                                  1,699,100           1,699,100
                                                                         ------------        ------------
                                       Total current assets                24,062,000          30,594,500

     Notes receivable                                                       1,153,400           1,208,600
     Property and equipment, net                                            6,642,300           5,960,500

     Other assets, net                                                      5,577,800           5,377,300
                                                                         ------------        ------------
                                                                         $ 37,435,500        $ 43,140,900
                                                                         ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                       5,909,400          11,306,600
     Accrued liabilities                                                      481,700           1,818,700
     Current maturities of long-term debt                                   9,222,200          14,464,300
     Deferred franchise fee revenue                                         1,725,500           1,901,800
                                                                         ------------        ------------
                                      Total current liabilities            17,338,800          29,491,400

Long-Term Debt                                                              9,819,000           3,484,600

Shareholders' Equity:
     Common stock, no par, 10,000,000 shares authorized,
          5,113,355 and 5,079,055 shares issued and outstanding                    --                  --
     Retained earnings                                                     10,277,700          10,164,900
                                                                         ------------        ------------

                                       Total shareholders' equity          10,277,700          10,164,900
                                                                         ------------        ------------
                                                                         $ 37,435,500        $ 43,140,900
                                                                         ============        ============


    The accompanying notes are an integral part of these financial statements

                          GROW BIZ INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           ---------------------------------
                                                                  Three Months Ended
                                                           March 27, 1999     March 28, 1998
                                                           ---------------------------------
REVENUE:
     Merchandise sales                                       $ 12,937,500       $ 20,192,700
     Royalties                                                  4,830,200          4,682,100
     Franchise fees                                               555,800            515,300
     Advertising and other                                        211,900            233,300
                                                             ------------       ------------
                     Total revenue                             18,535,400         25,623,400

COST OF MERCHANDISE SOLD                                       11,110,400         16,622,100

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                                        7,442,300          7,825,700
                                                             ------------       ------------

                      Income (loss) from operations               (17,300)         1,175,600

INTEREST INCOME                                                   100,100             94,700

INTEREST EXPENSE                                                 (370,900)          (133,900)
                                                             ------------       ------------

                      Income (loss) before income taxes          (288,100)         1,136,400

BENEFIT (PROVISION) FOR INCOME TAXES                              112,900           (445,500)
                                                             ------------       ------------

NET INCOME (LOSS)                                            $   (175,200)      $    690,900
                                                             ============       ============

NET INCOME (LOSS) PER COMMON SHARE -
BASIC                                                        $       (.03)      $        .12
                                                             ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING -
BASIC                                                           5,103,300          5,977,400
                                                             ============       ============

NET INCOME (LOSS) PER COMMON SHARE -
DILUTED                                                      $       (.03)      $        .11
                                                             ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING -
DILUTED                                                         5,259,200          6,165,800
                                                             ============       ============


    The accompanying notes are an integral part of these financial statements

                          GROW BIZ INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          ---------------------------------
                                                                                  Three Months Ended
                                                                          March 27, 1999     March 28, 1998
                                                                          ---------------------------------
OPERATING ACTIVITIES:
     Net income (loss)                                                      $   (175,200)      $    690,900
     Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
             Depreciation and amortization                                       521,300            517,700
             Change in operating assets and liabilities:
                         Receivables                                           2,308,400            327,400
                         Inventories                                           2,362,500            313,800
                         Prepaid expenses and other                              100,200            145,400
                         Accounts payable                                     (5,397,200)         1,072,600
                         Accrued liabilities                                  (1,337,000)            45,100
                         Deferred franchise fee revenue                         (176,300)            (3,700)
                                                                            ------------       ------------
                                Net cash provided by (used for)
                                operating activities                          (1,793,300)         3,109,200
                                                                            ------------       ------------

INVESTING ACTIVITIES:
     Increase in other assets                                                   (299,100)           (20,200)
     Purchases of property and equipment                                      (1,104,500)          (103,700)
                                                                            ------------       ------------


                                Net cash used for investing activities        (1,403,600)          (123,900)
                                                                            ------------       ------------

FINANCING ACTIVITIES:
     Proceeds from long-term debt                                              1,776,000                 --
     Payments on long-term debt                                                 (683,700)          (712,100)
     Proceeds from stock option exercises                                        287,900            342,800
     Repurchase of common stock                                                       --           (683,500)
                                                                            ------------       ------------
                                Net cash provided by (used for)
                                financing activities                           1,380,200         (1,052,800)
                                                                            ------------       ------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (1,816,700)         1,932,500
Cash and cash equivalents, beginning of period                                 2,418,000          3,088,000
                                                                            ------------       ------------
Cash and cash equivalents, end of period                                    $    601,300       $  5,020,500
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

Revenues and operating results for the three months ended March 27, 1999 are not necessarily indicative of the results to be expected for the full year.

2. ORGANIZATION AND BUSINESS:

Grow Biz International, Inc. (the 'Company') offers licenses to operate retail stores using the service marks 'Play it Again Sports', 'Once Upon A Child', 'Computer Renaissance', 'Music Go Round', 'It's About Games', 'ReTool' and 'Plato's Closet'. In addition, the Company sells inventory to its Play It Again Sports franchisees through its buying group and operates retail stores. The Company has a 52/53 week year which ends on the last Saturday in December.

3. LITIGATION:

Harbor Finance Partners, a shareholder of Grow Biz, commenced a shareholder class action against Grow Biz and the members of its Board of Directors, arising out of the non-binding proposal by Jeff Dahlberg and Ron Olson, officers, directors and majority shareholders of Grow Biz, to exchange, through a newly formed entity, all of the shares of Grow Biz that they do not already own, for $14 per share in cash. The plaintiff alleges, among other things, that the proposed price for the shares is substantially below the fair value of those shares, that the defendants failed to maximize stockholder value through an adequate auction or market check process, and that the defendants have breached their fiduciary duties and otherwise unfairly dealt with the plaintiff and the other minority shareholders. The plaintiff seeks, among other things: (1) injunctive relief to enjoin any proposed transaction; (2) creation of a committee of shareholders to help protect the interests of the minority shareholders in any proposed transaction; and (3) damages in an unstated amount, pre-judgment interest, and costs and attorneys' fees incurred in this action. The action was filed in the Hennepin County, Minnesota District Court. Grow Biz and the Board of Directors deny the plaintiff's allegations and intend to defend the action vigorously. The proposal by Messrs. Dahlberg and Olson was withdrawn May 4, 1999.

4. NET INCOME PER COMMON SHARE:

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

                                                                  --------------------------------
                                                                           Three Months Ended
                                                                  March 27, 1999    March 28, 1998
                                                                  --------------------------------
Shares used in per common share computation:
          Weighted average shares outstanding - Basic                  5,103,300         5,977,400

          Dilutive effect of stock options after application
          of the treasury stock method                                   155,900           188,400
                                                                       ---------         ---------

          Weighted average shares outstanding - Diluted                5,259,200         6,165,800
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

Following is a summary of the Company's franchising and corporate retail store activity for the retail concepts for the three months ended March 27, 1999:

                                              -----------------------------------------------------------------
                                                  TOTAL        OPENED/                                  TOTAL
                                                12/26/98      PURCHASED      CLOSED      CONVERTED     3/27/99
                                              -----------------------------------------------------------------
Play It Again Sports(R)
--------------------
   Franchised Stores - US and Canada               622             3          (16)           0           609
   Franchised Stores - Other International           8             0            0            0             8
   Corporate                                         4             0            0            0             4
   Other                                            23             0            0            0            23

Once Upon A Child(R)
-----------------
   Franchised Stores - US and Canada               209            12           (1)           0           220
   Corporate                                         4             0            0            0             4

Computer Renaissance(R)
--------------------
   Franchised Stores - US and Canada               224             9           (6)           0           227
   Corporate                                         2             0           (1)           0             1

Music Go Round(R)
--------------
   Franchised Stores - US and Canada                54             4           (1)           0            57
   Corporate                                         8             0            0            0             8

It's About Games(TM)
----------------
   Franchised Stores - US and Canada                 3             0            0            0             3
   Corporate                                        46            11            0            0            57

ReTool(TM)
------
   Franchised Stores - US and Canada                 2             1            0            0             3
   Corporate                                         3             0            0            0             3

Plato's Closet(R)
--------------
   Franchised Stores - US and Canada                 0             4            0            0             4
   Corporate                                         0             0            0            0             0
                                               ----------------------------------------------------------------

                      Total                      1,212            44          (25)           0         1,231
                                               ================================================================

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

                                              --------------------------------------------------
                                                    Three Months Ended          First Quarter
                                                March 27,        March 28,    1999 over (under)
                                                  1999             1998       First Quarter 1998
                                              --------------------------------------------------
Revenue:
Merchandise sales                                  69.8%             78.8%          (35.9)%
Royalties                                          26.1              18.3             3.2
Franchise fees                                      3.0               2.0             7.9
Advertising and other                               1.1               0.9            (9.2)
                                                -------           -------         -------
          Total revenues                          100.0%            100.0%          (27.7)%

Cost of merchandise sold                           59.9              64.9           (33.2)

Selling, general and administrative expenses       40.2              30.5            (4.9)
                                                -------           -------         -------
          Income (loss) from operations            (0.1)              4.6          (102.1)
Interest income (expense), net                      1.5               0.2          (590.8)
                                                -------           -------         -------
          Income (loss) before income taxes        (1.6)              4.4          (125.4)
Benefit (provision) for income taxes                0.6              (1.7)         (125.4)
                                                -------           -------         -------
          Net income (loss)                        (1.0)%             2.7%         (125.4)%
                                                =======           =======         =======

COMPARISON OF THREE MONTHS ENDED MARCH 1999 TO THREE MONTHS ENDED MARCH 1998

REVENUES

Revenues for the quarter ended March 1999 totaled $18.5 million compared to $25.6 million for the comparable period in 1998.

Merchandise sales consist of the sale of product to franchisees through the buying group and retail sales at the Company-owned stores. For the first quarter of 1999 and 1998 they were as follows:

                                           1999              1998
                                           ----              ----
             Buying Group             $  6,787,600      $ 11,782,200
             Retail                      6,149,900         8,410,500
                                      ------------      ------------
             Merchandise Sales        $ 12,937,500      $ 20,192,700
                                      ============      ============

Buying group revenues decreased $5.0 million, or 42.4%, for the three months ended March 1999 compared to the same period last year as a result of more franchisees purchasing merchandise directly from vendors and a reduction in the number of golf close-outs made available through the buying group compared to the previous year. It is anticipated that the buying group sales trend will continue for the remainder of 1999. Retail store sales decreased $2.3 million, or 26.9%, for the three months ended March 1999 compared to the same period last year despite having an average number of Company-owned stores of 72 in the first quarter of 1999 compared to 66 in the same period of 1998. The revenue decline was due to a comparable store decrease of 19.0% in the It's About Games stores and the sale of nine Company-owned Computer Renaissance and Music Go Round stores in December 1998.

Royalties increased to $4.8 million for the first quarter of 1999 from $4.7 million for the same period in 1998, a 2% increase. Excluding the $309,600 in royalties generated in the first quarter of 1998 by the 137 Disc Go Round stores, that were sold in June 1998, the comparable increase in royalties is 10.5%. This increase is due to the expanding base of franchise stores in the remaining concepts and stronger average store sales within each concept.

Franchise fees were up slightly in the first quarter of 1999 compared to the first quarter of 1998. Store openings for the year are expected to be consistent with 1998.

COST OF MERCHANDISE SOLD

Cost of merchandise sold includes the cost of merchandise sold through the buying group and at Company-owned retail stores. Cost of merchandise sold as a percentage of the related revenue for the first quarter of 1999 and 1998 were as follows:

                                  1999          1998
                                  ----          ----
             Buying Group         95.8%         96.1%
             Retail               75.0          63.1

Retail gross margins deteriorated from 36.9% in the first quarter of 1998 to 25.0% in the first quarter of 1999 is primarily the result of shift in the mix of video game sales from used to new merchandise which carries a lower gross margin per item, as well as mark downs required to reduce an overstock position of video game inventory. It is anticipated that margins will return to their 1998 levels in the next few quarters.

SELLING, GENERAL AND ADMINISTRATIVE

The $383,400, or 4.9%, decrease in operating expenses in the first three months of 1999 compared to the same period in 1998 is primarily due to efficiencies achieved in operating the franchise system.

During the first quarter of 1999, the Company had a net interest expense of $270,800 compared to $39,200 in the first quarter of 1998. This increase is primarily the result of the interest expense incurred on the lines of credit drawn subsequent to March 31, 1998 in connection with the stock repurchase plan.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period with $601,300 in cash and had a current ratio of
1.4 to 1.0.

During the three months ended March 1999, the Company's operating activities used $1.8 million of cash. This decrease in cash available from operations is primarily due to working capital management activities that included a $5.4 million decrease in accounts payable and a $1.3 million decrease in accrued liabilities, offset partially by a $2.3 million decrease in receivables and a $2.4 million decrease in inventory from year-end.

The change in these components is the result of a number of interrelated factors. Typically, the Company is required to pay for winter goods purchased by Play It Again Sports franchisees through the buying group in the first quarter. It also collects a portion of the corresponding receivable from the franchisees during this same period with the remaining amount collected later. This contributed to the reduction in accounts payable and receivable in the first quarter of 1999 and in 1998. Another factor that contributed to the reduction is accounts payable related to the video game inventory. Video game inventory was $4.8 million higher at the end of 1998 compared to 1997. Payment for this inventory was made during the first quarter of 1999. The majority of the video game inventory at the end of 1997 had been paid and therefore there was no corresponding accounts payable.

The Company's $1.4 million use of investing activities is due to opening eleven additional Company-owned It's About Games stores in the first quarter of 1999.

During the three months ended March 1999, the Company's financing activities provided $1.4 million of cash. The Company drew $1.8 million on its revolving credit and received $287,900 from options exercised to purchase 34,300 shares of the Company's stock. The proceeds were offset by payments made on the installment notes payable of $683,700.

The Company believes that its current cash position, cash generated from future operations, availability of line of credit borrowings and additional capacity for debt will be adequate to meet the Company's current obligations and operating needs.

YEAR 2000

The Company has completed an assessment of its internal systems. Older personal computers have been upgraded to new systems that are Year 2000 compliant. Software updates to the Company's systems are in process and expected to be completed by the second quarter of 1999. The Company has completed an analysis of its vendor relationships in which the risk of each vendor's non-compliance with Year 2000 was assessed. Letters were sent out in the fourth quarter of 1998 to ascertain the status of each vendor's Year 2000 compliance. Total costs associated with the Year 2000 compliance project through March 27, 1999 have been $76,200 and future costs are expected to be less than $435,300.

A number of franchisees have not converted their point-of-sale hardware and software to be Year 2000 compliant. A Year 2000 compliant version of the point-of-sale software was completed in December 1998 and has been available and ready for implementation. We are currently working with those franchisees that have not converted and expect to be completed by the third quarter of 1999.

The Company does not provide services to its franchisees in which critical information is date sensitive, nor does it perform operations with equipment that may contain embedded chips that are not Year 2000 compliant. The greatest known risk to an internal system failure is that receivable records would not age and calculate finance charges properly. Should this occur the Company would be required to manage credit granted to franchisees and calculate the monthly finance charge manually.

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



                                   GROW BIZ INTERNATIONAL, INC.


                                   By: /s/ Ronald G. Olson
                                       -------------------
                                           Ronald G. Olson
Date: May 12, 1999                         President and Chief Executive Officer


                                   By: /s/ David J. Osdoba, Jr.
                                       ------------------------
                                           David J. Osdoba, Jr.
Date: May 12, 1999                         Vice President of Finance and Chief
                                           Financial Officer