Form 10-Q
period 1999-06-26
GROW BIZ INTERNATIONAL INC
filed 1999-08-05
CIK 908315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 26, 1999

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

 Common stock, no par value, 5,163,128 shares outstanding as of July 30, 1999.
 -----------------------------------------------------------------------------

                          GROW BIZ INTERNATIONAL, INC.

                                      INDEX

PART I.         FINANCIAL INFORMATION                                      PAGE
--------------------------------------------------------------------------------

Item 1.         Financial Statements (Unaudited)

                CONDENSED BALANCE SHEETS:                                   3
                   June 26, 1999 and December 26, 1998

                CONDENSED STATEMENTS OF OPERATIONS:                         4
                   Three Months Ended
                   June 26, 1999 and June 27, 1998
                   Six Months Ended
                   June 26, 1999 and June 27, 1998

                CONDENSED STATEMENTS OF CASH FLOWS:                         5
                   Six Months Ended
                   June 26, 1999 and June 27, 1998

                NOTES TO CONDENSED FINANCIAL STATEMENTS                   6 - 7

Item 2.         Management's Discussion and Analysis of Financial         8 - 15
                Condition and Results of Operations

PART II.        OTHER INFORMATION                                          PAGE
--------------------------------------------------------------------------------
                Items 1 through 3 and 5 have been omitted since all items are inapplicable or answers negative.

Item 4.         Submission of Matters to a Vote of Security-holders         16

Item 6.         Exhibits and Reports on Form 8-K

(a.) Exhibit
     Number:    Description:
     -------    ------------

       10.1 Letter of Agreement between the Company and Sheldon and Terry Fleck regarding approval to purchase stock

        27      Financial Data Schedule

        99      Cautionary Statements


(b.) Reports on Form 8-K -- None

                          GROW BIZ INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                     ------------------------------------
                                                                        June 26, 1999   December 26, 1998
                                                                     ------------------------------------
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                           $     31,200        $  2,418,000
     Receivables, less allowance for doubtful accounts of
          $941,000 and $1,053,000                                           8,341,600          13,893,700
     Inventories                                                            7,316,200          10,124,400
     Prepaid expenses and other                                             2,227,100           2,459,300
     Deferred income taxes                                                  1,699,100           1,699,100
                                                                         ------------        ------------
                                       Total current assets                19,615,200          30,594,500

     Long-term receivables                                                  1,062,800           1,208,600
     Property and equipment, net                                            7,407,200           5,960,500

     Other assets, net                                                      5,573,500           5,377,300
                                                                         ------------        ------------
                                                                         $ 33,658,700        $ 43,140,900
                                                                         ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                       2,785,500          11,306,600
     Accrued liabilities                                                      417,900           1,818,700
     Current maturities of long-term debt                                   9,391,500          14,464,300
     Deferred franchise fee revenue                                         1,431,000           1,901,800
                                                                         ------------        ------------
                                      Total current liabilities            14,025,900          29,491,400

Long-Term Debt                                                              9,111,400           3,484,600

Shareholders' Equity:
     Common stock, no par, 10,000,000 shares authorized,
          5,163,128 and 5,079,055 shares issued and outstanding                    --                  --
     Retained earnings                                                     10,521,400          10,164,900
                                                                         ------------        ------------

                                       Total shareholders' equity          10,521,400          10,164,900
                                                                         ------------        ------------
                                                                         $ 33,658,700        $ 43,140,900
                                                                         ============        ============


    The accompanying notes are an integral part of these financial statements

                          GROW BIZ INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             ------------------------------------------------------------------
                                                     Three Months Ended                Six Months Ended
                                               June 26, 1999    June 27, 1998    June 26, 1999    June 27, 1998
                                             ------------------------------------------------------------------
REVENUE:
     Merchandise sales                          $ 10,004,700     $ 17,205,700     $ 22,942,200     $ 37,398,500
     Royalties                                     4,805,200        5,203,900        9,635,400        9,886,000
     Franchise fees                                  422,500        1,032,300          978,300        1,547,500
     Advertising and other                            32,400           55,900          244,200          289,200
                                                ------------     ------------     ------------     ------------
           Total revenue                          15,264,800       23,497,800       33,800,100       49,121,200

COST OF MERCHANDISE SOLD                           8,238,500       14,136,800       19,348,900       30,758,900

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                           6,938,100        7,714,600       14,380,300       15,540,300


GAIN ON SALE OF DISC GO ROUND                             --        5,231,500               --        5,231,500
                                                ------------     ------------     ------------     ------------

           Income from operations                     88,200        6,877,900           70,900        8,053,500

INTEREST INCOME                                      122,200          125,300          222,200          220,000

INTEREST EXPENSE                                    (409,900)         (74,000)        (780,700)        (207,900)
                                                ------------     ------------     ------------     ------------

           Income (loss) before income taxes        (199,500)       6,929,200         (487,600)       8,065,600

BENEFIT (PROVISION) FOR INCOME TAXES                  78,200       (2,716,200)         191,100       (3,161,700)
                                                ------------     ------------     ------------     ------------

NET INCOME (LOSS)                               $   (121,300)    $  4,213,000     $   (296,500)    $  4,903,900
                                                ============     ============     ============     ============

NET INCOME (LOSS) PER COMMON SHARE
- BASIC                                         $       (.02)    $        .70     $       (.06)    $        .82
                                                ============     ============     ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING
- BASIC                                            5,159,800        5,994,100        5,129,200        5,985,600
                                                ============     ============     ============     ============

NET INCOME (LOSS) PER COMMON SHARE
- DILUTED                                       $       (.02)    $        .68     $       (.06)    $        .79
                                                ============     ============     ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING
- DILUTED                                          5,205,700        6,211,900        5,212,400        6,183,300
                                                ============     ============     ============     ============


    The accompanying notes are an integral part of these financial statements

                          GROW BIZ INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   ------------------------------------
                                                                              Six Months Ended
                                                                     June 26, 1999        June 27, 1998
                                                                   ------------------------------------
OPERATING ACTIVITIES:
   Net income (loss)                                                  $   (296,500)        $  4,903,900
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
        Depreciation and amortization                                    1,043,700            1,039,300
        Change in operating assets and liabilities:
              Receivables                                                5,697,900            1,542,900
              Inventories                                                2,808,200             (613,600)
              Prepaid expenses and other                                   232,200               27,400
              Accounts payable                                          (8,521,100)          (1,358,400)
              Accrued liabilities                                       (1,400,800)           2,082,200
              Deferred franchise fee revenue                              (470,800)            (338,100)
                                                                      ------------         ------------
                    Net cash provided by (used for) operating
                    activities                                            (907,200)           7,285,600
                                                                      ------------         ------------

INVESTING ACTIVITIES:
   Increase in other assets                                               (417,700)            (400,200)
   Purchase of property and equipment                                   (2,268,900)            (679,900)
   Proceeds from sale of net assets of Disc Go Round                            --            1,768,500
                                                                      ------------         ------------
                     Net cash provided by (used for) investing
                     activities                                         (2,686,600)             688,400
                                                                      ------------         ------------

FINANCING ACTIVITIES:
   Proceeds from long-term debt                                          4,364,500              130,200
   Payments on long-term debt                                           (3,810,500)          (1,111,500)
   Proceeds from stock option exercises                                    653,000              623,800
   Repurchase of common stock                                                   --           (1,195,500)
                                                                      ------------         ------------
                     Net cash provided by (used for) financing
                     activities                                          1,207,000           (1,553,000)
                                                                      ------------         ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (2,386,800)           6,421,000
Cash and cash equivalents, beginning of period                           2,418,000            3,088,000
                                                                      ------------         ------------
Cash and cash equivalents, end of period                              $     31,200         $  9,509,000
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

Revenues and operating results for the six months ended June 26, 1999 are not necessarily indicative of the results to be expected for the full year.

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

3. LITIGATION:

Harbor Finance Partners, a shareholder of Grow Biz, commenced a shareholder class action against Grow Biz and the members of its Board of Directors, arising out of the non-binding proposal by Jeff Dahlberg and Ron Olson, officers, directors and majority shareholders of Grow Biz, to exchange, through a newly formed entity, all of the shares of Grow Biz that they do not already own, for $14 per share in cash. The plaintiff alleges, among other things, that the proposed price for the shares was substantially below the fair value of those shares, that the defendants failed to maximize stockholder value through an adequate auction or market check process, and that the defendants have breached their fiduciary duties and otherwise unfairly dealt with the plaintiff and the other minority shareholders. The proposal by Messrs. Dahlberg and Olson was withdrawn May 4, 1999. On August 3, 1999, the parties to the litigation and the judge agreed that the case would be dismissed without prejudice. These dismissal documents are being prepared and are expected to be approved.

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

                                                              --------------------------------
                                                                     Three Months Ended
                                                              June 26, 1999      June 27, 1998
                                                              --------------------------------
Shares used in per common share computation:
      Weighted average shares outstanding - Basic                 5,159,800          5,994,100

      Dilutive effect of stock options after application
      of the treasury stock method                                   45,900            217,800
                                                                -----------        -----------
      Weighted average shares outstanding - Diluted               5,205,700          6,211,900
                                                                ===========        ===========

                                                              --------------------------------
                                                                       Six Months Ended
                                                              June 26, 1999      June 27, 1998
                                                              --------------------------------

Shares used in per common share computation:
      Weighted average shares outstanding - Basic                 5,129,200          5,985,600

      Dilutive effect of stock options after application
      of the treasury stock method                                   83,200            197,700
                                                                -----------        -----------
      Weighted average shares outstanding - Diluted               5,212,400          6,183,300
                                                                ===========        ===========

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

Following is a summary of the Company's franchising and corporate retail store activity for the retail concepts for the three months ended June 26, 1999:

                                          ---------------------------------------------------
                                             TOTAL      OPENED/  CLOSED/             TOTAL
                                            3/27/99    PURCHASED  SOLD   CONVERTED  6/26/99
                                          ---------------------------------------------------
Play It Again Sports(R)
   Franchised Stores - US and Canada            609        3      (13)        0       599
   Franchised Stores - Other International        8        0       (0)        0         8
   Corporate                                      4        0       (0)        0         4
   Other                                         23        0       (0)        0        23

Once Upon A Child(R)
   Franchised Stores - US and Canada            220        5       (7)        0       218
   Corporate                                      4        0       (0)        0         4

Computer Renaissance(R)
   Franchised Stores - US and Canada            227        6       (6)        0       227
   Corporate                                      1        0       (0)        0         1

Music Go Round(R)
   Franchised Stores - US and Canada             57        2       (0)        0        59
   Corporate                                      8        0       (0)        0         8

It's About Games(TM)
   Franchised Stores - US and Canada              3        0       (0)        0         3
   Corporate                                     57        3       (0)        0        60

ReTool(TM)
   Franchised Stores - US and Canada              3        2       (0)        0         5
   Corporate                                      3        0       (0)        0         3

Plato's Closet(R)
   Franchised Stores - US and Canada              4        0       (0)        0         4
   Corporate                                      0        0       (0)        0         0
                                          ----------------------------------------------------
                      Total                   1,231       21      (26)        0     1,226
                                          ====================================================

Following is a summary of the Company's franchising and corporate retail store activity for the six months ended June 26, 1999:

                                          ---------------------------------------------------
                                             TOTAL      OPENED/  CLOSED/             TOTAL
                                           12/26/98    PURCHASED  SOLD   CONVERTED  6/26/99
                                          ---------------------------------------------------
Play It Again Sports(R)
   Franchised Stores - US and Canada            622        6      (29)        0       599
   Franchised Stores - Other International        8        0       (0)        0         8
   Corporate                                      4        0       (0)        0         4
   Other                                         23        0       (0)        0        23

Once Upon A Child(R)
   Franchised Stores - US and Canada            209       17       (8)        0       218
   Corporate                                      4        0       (0)        0         4

Computer Renaissance(R)
   Franchised Stores - US and Canada            224       15      (12)        0       227
   Corporate                                      2        0       (1)        0         1

Music Go Round(R)
   Franchised Stores - US and Canada             54        6       (1)        0        59
   Corporate                                      8        0       (0)        0         8

It's About Games(TM)
   Franchised Stores - US and Canada              3        0       (0)        0         3
   Corporate                                     46       14       (0)        0        60

ReTool(TM)
   Franchised Stores - US and Canada              2        3       (0)        0         5
   Corporate                                      3        0       (0)        0         3

Plato's Closet(R)
   Franchised Stores - US and Canada              0        4       (0)        0         4
   Corporate                                      0        0       (0)        0         0
                                          ----------------------------------------------------
                      Total                   1,212       65      (51)        0     1,226
                                          ====================================================

FACTORS THAT MAY AFFECT FUTURE RESULTS

The statements made in this report that are not historical facts are forward looking statements. Such statements are based on current expectations but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements. Important factors which may result in variations from results contemplated by such forward looking statements include, but are not limited to: (1) the Company's ability to attract qualified franchisees; (2) the Company's ability to collect its receivables; (3) the Company's ability to open stores; (4) each store's ability to acquire high-quality, used merchandise; (5) the Company's ability to control selling, general and administrative expenses; (6) the Company's ability to operate the Company-owned retail stores profitably; and (7) the Company's ability to obtain competitive financing to fund its growth.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

                                             -----------------------------------------------------------------
                                                     Three Months Ended                Six Months Ended
                                             June 26, 1999     June 27, 1998    June 26, 1999    June 27, 1998
                                             -----------------------------------------------------------------
Revenue:
Merchandise sales                                  65.5%            73.2%            67.9%            76.1%
Royalties                                          31.5             22.1             28.5             20.1
Franchise fees                                      2.8              4.4              2.9              3.2
Advertising and other                               0.2              0.3              0.7              0.6
                                                  -----            -----            -----            -----
     Total revenues                               100.0%           100.0%           100.0%           100.0%

Cost of merchandise sold                          (54.0)           (60.2)           (57.3)           (62.6)

Selling, general and administrative expenses      (45.5)           (32.8)           (42.6)           (31.7)
Gain on the sale of Disc Go Round                   0.0             22.3              0.0             10.7
                                                  -----            -----            -----            -----
     Income from operations                         0.6             29.3              0.2             16.4
Interest and other income, net                     (1.9)             0.2             (1.7)             0.0
                                                  -----            -----            -----            -----
     Income (loss) before income taxes             (1.3)            29.5             (1.4)            16.4
Benefit (provision) for income taxes                0.5            (11.6)             0.6             (6.4)
                                                  -----            -----            -----            -----
     Net income (loss)                             (0.8)%           17.9%            (0.9)%           10.0%
                                                  ======           ======           ======           ======

COMPARISON OF THREE MONTHS ENDED JUNE 26, 1999 TO THREE MONTHS ENDED JUNE 27,
1998

REVENUES

Revenues for the quarter ended June 26, 1999 totaled $15.3 million compared to $23.5 million for the comparable period in 1998.

Merchandise sales consist of the sale of product to franchisees through the buying group and retail sales at the Company-owned stores. For the second quarter of 1999 and 1998 they were as follows:

                                         1999                 1998
                                         ----                 ----
         Buying Group               $  5,316,700         $ 10,414,900
         Retail Sales                  4,688,000            6,790,800
                                    ------------         ------------
         Merchandise Sales          $ 10,004,700         $ 17,205,700
                                    ============         ============

Buying group revenue decreased 49% for the three months ended June 26, 1999 compared to the same period last year as a result of more franchisees purchasing merchandise directly from vendors and a reduction in the number of golf close-outs made available through the buying group compared to the previous year. It is anticipated that the buying group sales trends will continue for the remainder of 1999. Retail store sales decreased $2.1 million, or 31%, for the three months ended June 26, 1999 compared to the same period last year despite having an average number of Company-owned stores of 79 in the second quarter of 1999 compared to 67 in the same period of 1998. The revenue decline was due to a comparable store sales decrease of 27% in the It's About Games stores. Comparable stores sales are expected to continue to show a decrease through the fourth quarter of 1999.

Royalties decreased to $4.8 million for the second quarter of 1999 from $5.2 million for the same period in 1998, a 7.7% decrease. Excluding the $409,000 in royalties generated in the second quarter of 1998 by the 137 Disc Go Round stores, that were sold in June 1998, the royalties were consistent with the prior year.

Franchise fees declined to $422,500 for the second quarter of 1999 compared to $1.0 million for the second quarter of 1998. This decrease can be attributed to 18 franchises opened during the quarter ended June 26, 1999 compared to 39 opened during the same period of 1998.

COST OF MERCHANDISE SOLD

Cost of merchandise sold includes the cost of merchandise sold through the buying group and at Company-owned retail stores. Cost of merchandise sold as a percentage of the related revenue for the second quarter of 1999 and 1998 were as follows:

                                       1999           1998
                                       ----           ----
         Buying Group                  94.0%          95.5%
         Retail Stores                 69.2           61.7

Retail gross margins deteriorated from 38.3% in the second quarter of 1998 to 30.8% in the second quarter of 1999 primarily because of a shift in the mix of video game sales from used to new merchandise which carries a lower gross margin per item. Markdowns required to reduce an overstock position of video game inventory also contributed to the decrease in retail gross margin. The Company intends to shift the product mix towards a larger percentage of used video games, which carry a higher gross margin, and rely less on new product in the future.

SELLING, GENERAL AND ADMINISTRATIVE

The $776,500, or 10.1%, decrease in operating expenses in the second quarter of 1999 compared to the same period in 1998 is primarily due to the elimination of Disc Go Round related costs and a reduction in advertising expenditures.

INTEREST EXPENSE

During the second quarter of 1999, the Company had interest expense of $409,900 compared to $74,000 in the second quarter of 1998. This increase is primarily the result of the interest expense incurred on the lines of credit drawn subsequent to June 27, 1998 in connection with the stock repurchase plan.

COMPARISON OF SIX MONTHS ENDED JUNE 26, 1999 TO SIX MONTHS ENDED JUNE 27, 1998

REVENUES

Revenues for the six months ended June 26, 1999 were $33.8 million compared to $49.1 million for the comparable period in 1998.

Merchandise sales consist of the sale of product to franchisees through the buying group and retail sales at the Company-owned stores. For the six months ended June 26, 1999 and June 27, 1998 they were as follows:

                                          1999                1998
                                          ----                ----
         Buying Group                $ 12,104,200        $ 22,197,100
         Retail Sales                  10,838,000          15,201,400
                                     ------------        ------------
         Merchandise Sales           $ 22,942,200        $ 37,398,500
                                     ============        ============

Buying group revenue decreased 45.5% for the six months ended June 26, 1999 compared to the same period last year as a result of more franchisees purchasing merchandise directly from vendors and a reduction in the number of golf close-outs made available through the buying group compared to the previous year. It is anticipated that the buying group sales trend will continue for the remainder of 1999. Retail store sales decreased $4.4 million, or 28.7%, for the six months ended June 26, 1999 compared to the same period last year despite having an average number of Company-owned stores of 74 for the six months ended June 26, 1999 compared to 66 in the same period of 1998. The revenue decline was due to a comparable store sales decrease of 22% for the It's About Games stores. Comparable store sales are expected to continue to show a decrease through the fourth quarter of 1999.

Royalties decreased to $9.6 million for the six months ended June 26, 1999 from $9.9 million for the same period in 1998, a 2.5% decrease. Excluding the $719,000 in royalties generated in the six months ended June 27, 1998 by the 137 Disc Go Round stores, that were sold in June 1998, the comparable increase in royalties is 5.1%. This increase is due to the expanding base of franchise stores in the remaining concepts and stronger average franchise store sales within each concept.

Franchise fees declined to $978,300 for the six months ended June 26, 1999 compared to $1.5 million for the same period of 1998. This decrease can be attributed to 51 franchises opened during the six months ended June 26, 1999 compared to 62 opened during the same period of 1998.

COST OF MERCHANDISE SOLD

Cost of merchandise sold includes the cost of merchandise sold through the buying group and at Company-owned retail stores. Cost of merchandise sold as a percentage of the related revenue for the six months ended June 26, 1999 and June 27, 1998 were as follows:

                                       1999           1998
                                       ----           ----
         Buying Group                  95.0%          95.8%
         Retail Stores                 72.5           62.4

Retail gross margins deteriorated from 37.6% in the first six months of 1998 to 27.5% in the first six months of 1999 primarily because of a shift in the mix of video game sales from used to new merchandise which carries a lower gross margin per item. Markdowns required to reduce an overstock position of video game inventory also contributed to the decrease in retail gross margin. The Company intends to shift the product mix towards a larger percentage of used video games, which carry a higher gross margin, and rely less on new product in the future.

SELLING, GENERAL AND ADMINISTRATIVE

The $1.2 million, or 7.5%, decrease in operating expenses in the first six months of 1999 compared to the same period in 1998 is primarily due to the elimination of Disc Go Round related costs and to efficiencies achieved in operating the franchise system.

INTEREST EXPENSE

During the first six months of 1999, the Company had interest expense of $780,700 compared to $207,900 for the same period of 1998. This increase is primarily the result of the interest expense incurred on the lines of credit drawn subsequent to June 27, 1998 in connection with the stock repurchase plan.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period with a current ratio of 1.4 to 1.0.

During the six months ended June 26, 1999, the Company's operating activities used $907,200 of cash. This decrease in cash available from operations is primarily due to working capital management activities that included a $8.5 million decrease in accounts payable and a $1.4 million decrease in accrued liabilities, offset partially by a $5.7 million decrease in receivables and a $2.8 million decrease in inventory from year-end.

The change in these components is the result of a number of interrelated factors. Typically, the Company is required to pay for winter goods purchased by Play It Again Sports franchisees through the buying group in the first quarter. It also collects a portion of the corresponding receivable from the franchisees during this same period with the remaining amount collected later. This contributed to the reduction in accounts payable and receivable in the first quarter of 1999 and in 1998. Another factor that contributed to the reduction is accounts payable related to the video game inventory. Video game inventory was $4.8 million higher at the end of 1998 compared to 1997. Payment for this inventory was made during the first quarter of 1999. The majority of the video game inventory on hand at the end of 1997 had been paid and therefore there was no corresponding accounts payable balance.

The Company's investing activities used $2.7 million primarily resulting from a $2.3 million increase in property and equipment.

During the six months ended June 26, 1999, the Company's financing activities provided $1.2 million of cash. The Company drew $4.4 million on its revolving credit and received $653,000 from options exercised to purchase 84,000 shares of the Company's stock. The proceeds were offset by payments made on the installment notes payable of $3.8 million.

The Company had a $10.0 million committed revolving line of credit which was due to expire on July 31, 1999. Historically, this facility has been renewed on an annual basis. The maturity date of this facility has been extended through August 31, 1999 and the maximum borrowings reduced to $7.5 million. As of June 26, 1999, borrowings against the line were $6.5 million and carry an interest rate of the bank's base rate, which was 8.0% at June 26, 1999. The Company anticipates completing the renewal of the line of credit during August 1999.

The Company believes that its current cash position, cash generated from future operations, availability of line of credit borrowings and additional capacity for debt will be adequate to meet the Company's current obligations and operating needs.

YEAR 2000

The Company has completed an assessment of its internal systems. Older personal computers have been upgraded to new systems that are Year 2000 compliant. Software updates to the Company's systems are in process and expected to be completed by the third quarter of 1999. The Company has completed an analysis of its vendor relationships in which the risk of each vendor's non-compliance with Year 2000 was assessed. Letters were sent out in the fourth quarter of 1998 to ascertain the status of each vendor's Year 2000 compliance. Total costs associated with the Year 2000 compliance project through June 26, 1999 have been $494,000. The Company does not anticipate any additional material expenditures associated with completion of the Year 2000 compliance project.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

At the Annual Shareholders meeting held on May 26, 1999, the Company submitted to a vote of security-holders the following matters which received the indicated votes:

1. Approving setting the number of members of the Board of Directors at six (6):

                                                           Broker
   For: 4,657,103     Against: 12,630     Abstain: 940     Non-Vote: 0


2. Election of Directors:

                                   For:           Withheld:
   K. Jeffrey Dahlberg          4,662,607           8,066

   Ronald G. Olson              4,662,707           7,966

   Randel S. Carlock            4,664,707           5,966

   Dennis J. Doyle              4,664,607           6,066

   Robert C. Pohlad             4,662,507           8,166

   Bruce C. Sanborn             4,664,607           6,066


3. Ratifying the appointment of Arthur Andersen LLP as independent auditors for the current fiscal year:

                                                           Broker
   For: 4,666,383     Against: 3,760      Abstain: 530     Non-Vote: 0

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GROW BIZ INTERNATIONAL, INC.


Date: August 5, 1999                By: /s/ K. Jeffrey Dahlberg
                                        ----------------------------------------
                                            K. Jeffrey Dahlberg
                                            Chairman and Chief Executive Officer


Date: August 5, 1999                By: /s/ David J. Osdoba, Jr.
                                        ----------------------------------------
                                            David J. Osdoba, Jr.
                                            Vice President of Finance and Chief
                                            Financial Officer