Form 10-Q
period 1999-09-25
GROW BIZ INTERNATIONAL INC
filed 1999-11-08
CIK 908315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 25, 1999

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

Common stock, no par value, 5,346,119 shares outstanding as of November 3, 1999.
--------------------------------------------------------------------------------

                          GROW BIZ INTERNATIONAL, INC.

                                      INDEX

PART I.       FINANCIAL INFORMATION                                        PAGE
--------------------------------------------------------------------------------

Item 1.       Financial Statements (Unaudited)

              CONDENSED BALANCE SHEETS:                                      3
                 September 25, 1999 and December 26, 1998

              CONDENSED STATEMENTS OF OPERATIONS:                            4
                 Three Months Ended
                 September 25, 1999 and September 26, 1998
                 Nine Months Ended
                 September 25, 1999 and September 26, 1998

              CONDENSED STATEMENTS OF CASH FLOWS:                            5
                 Nine Months Ended
                 September 25, 1999 and September 26, 1998

              NOTES TO CONDENSED FINANCIAL STATEMENTS                      6 - 7

Item 2.       Management's Discussion and Analysis of Financial           8 - 16
              Condition and Results of Operations

PART II.      OTHER INFORMATION                                            PAGE
--------------------------------------------------------------------------------
              Items 1 and 3 through 5 have been omitted since all items are inapplicable or answers negative.

Item 2.       Changes in Securities and Use of Proceeds                     16

Item 6.       Exhibits and Reports on Form 8-K                           16 - 17

                          GROW BIZ INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   -----------------------------------------
                                                                    September 25, 1999    December 26, 1998
                                                                   -----------------------------------------
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                         $          --        $   2,418,000
     Trade receivables, less allowance for doubtful accounts of
          $989,000 and $1,053,000                                          8,671,600           13,893,700
     Inventories                                                           6,949,800           10,124,400
     Prepaid expenses and other                                            6,919,300            2,459,300
     Deferred income taxes                                                 1,699,100            1,699,100
                                                                       -------------        -------------
                           Total current assets                           24,239,800           30,594,500

     Notes receivable                                                      1,505,300            1,208,600
     Property and equipment, net                                           4,729,300            5,960,500
     Restructuring asset held for sale (Note 3)                              111,900                   --

     Other assets, net                                                     1,929,100            5,377,300
                                                                       -------------        -------------
                                                                       $  32,515,400        $  43,140,900
                                                                       =============        =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                  $   5,164,400        $  11,306,600
     Accrued liabilities                                                   1,131,000            1,818,700
     Accrued restructuring liability (Note 3)                              4,643,500                   --
     Current maturities of long-term debt                                  7,680,900           14,464,300
     Deferred franchise fee revenue                                        1,280,300            1,901,800
                                                                       -------------        -------------
                           Total current liabilities                      19,900,100           29,491,400

Long-Term Debt                                                             8,764,000            3,484,600

Shareholders' Equity:
     Common stock, no par, 10,000,000 shares authorized,
          5,329,795 and 5,079,055 shares issued and outstanding                   --                   --
     Retained earnings                                                     3,851,300           10,164,900
                                                                       -------------        -------------

                           Total shareholders' equity                      3,851,300           10,164,900
                                                                       -------------        -------------
                                                                       $  32,515,400        $  43,140,900
                                                                       =============        =============


    The accompanying notes are an integral part of these financial statements

                          GROW BIZ INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   ---------------------------------------------------------------------
                                                             Quarter Ended                     Nine Months Ended
                                                    September 25,     September 26,     September 25,      September 26,
                                                        1999              1998              1999               1998
                                                   ---------------------------------------------------------------------
REVENUE:
     Merchandise sales                              $  11,223,300     $  16,638,500     $  34,165,600     $  54,037,000
     Royalties                                          4,755,700         4,688,700        14,391,100        14,574,700
     Franchise fees                                       500,600           940,900         1,478,800         2,488,400
     Advertising and other                                194,000           215,900           438,200           505,000
                                                    -------------     -------------     -------------     -------------
                     Total revenue                     16,673,600        22,484,000        50,473,700        71,605,100

COST OF MERCHANDISE SOLD                                9,846,500        13,451,700        29,195,400        44,210,500

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                                7,160,800         6,541,600        21,541,100        22,082,000

RESTRUCTURING CHARGE (NOTE 3)                          11,575,300                --        11,575,300                --

GAIN ON SALE OF DISC GO ROUND                                  --                --                --         5,231,500
                                                    -------------     -------------     -------------     -------------

                      Income from operations          (11,909,000)        2,490,700       (11,838,100)       10,544,100

INTEREST INCOME                                            61,800           125,100           284,000           345,100

INTEREST EXPENSE                                         (391,200)         (143,500)       (1,171,900)         (351,400)
                                                    -------------     -------------     -------------     -------------

                      Income before income taxes      (12,238,400)        2,472,300       (12,726,000)       10,537,800

(BENEFIT) PROVISION FOR INCOME TAXES                   (4,797,500)          969,200        (4,988,600)        4,130,900
                                                    -------------     -------------     -------------     -------------

NET INCOME (LOSS)                                   $  (7,440,900)    $   1,503,100     $  (7,737,400)    $   6,406,900
                                                    =============     =============     =============     =============

NET INCOME (LOSS) PER COMMON SHARE -
BASIC                                               $       (1.43)    $         .27     $       (1.50)    $        1.09
                                                    =============     =============     =============     =============

WEIGHTED AVERAGE SHARES OUTSTANDING
- BASIC                                                 5,218,600         5,614,600         5,159,200         5,861,300
                                                    =============     =============     =============     =============

NET INCOME (LOSS) PER COMMON SHARE -
DILUTED                                             $       (1.43)    $         .26     $       (1.50)    $        1.06
                                                    =============     =============     =============     =============

WEIGHTED AVERAGE SHARES OUTSTANDING
- DILUTED                                               5,218,600         5,846,800         5,159,200         6,054,700
                                                    =============     =============     =============     =============


    The accompanying notes are an integral part of these financial statements

                          GROW BIZ INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           ---------------------------------
                                                                                   Nine Months Ended
                                                                            September 25,     September 26,
                                                                                1999               1998
                                                                           ---------------------------------
OPERATING ACTIVITIES:
     Net income (loss)                                                      $  (7,737,400)    $   6,406,900
     Adjustments to reconcile net income to net cash
     provided by operating activities:
             Depreciation and amortization                                      1,551,600         1,435,900
             Restructuring Charge                                              11,575,300                --
             Change in operating assets and liabilities:
                         Trade receivables                                      4,801,200           700,100
                         Inventories                                              711,300        (1,805,900)
                         Prepaid expenses and other                            (4,566,900)          319,700
                         Accounts payable                                      (6,142,100)        1,796,600
                         Accrued liabilities                                    1,633,800           427,700
                         Deferred franchise fee revenue                          (621,500)         (971,700)
                                                                            -------------     -------------

                               Net cash provided by operating activities        1,205,300         8,309,300
                                                                            -------------     -------------

INVESTING ACTIVITIES:
     Increase in other assets                                                    (839,000)         (400,200)
     Purchase of property and equipment                                        (2,704,200)       (1,338,500)
     Sale of net assets of Disc Go Round, net of gain                                  --         1,768,500
                                                                            -------------     -------------
                               Net cash provided by (used for) investing
                               activities                                      (3,543,200)           29,800
                                                                            -------------     -------------

FINANCING ACTIVITIES:
     Proceeds from notes payable                                                4,664,500         4,930,200
     Payments on long-term debt                                                (6,168,500)       (1,669,800)
     Proceeds from stock option exercises                                         653,000         1,655,200
     Repurchase of common stock                                                        --       (16,342,700)
     Issuance of common stock                                                     770,800                --
                                                                            -------------     -------------

                               Net cash used for financing activities             (80,200)      (11,427,100)
                                                                            -------------     -------------

DECREASE IN CASH AND CASH EQUIVALENTS                                          (2,418,000)       (3,088,000)
Cash and cash equivalents, beginning of period                                  2,418,000         3,088,000
                                                                            -------------     -------------
Cash and cash equivalents, end of period                                    $          --     $          --
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

Revenues and operating results for the nine months ended September 25, 1999 are not necessarily indicative of the results to be expected for the full year.

2. ORGANIZATION AND BUSINESS:

Grow Biz International, Inc. (the `Company') offers licenses to operate retail stores using the service marks `Play It Again Sports', `Once Upon A Child', `Computer Renaissance', `Music Go Round', `It's About Games', `ReTool' and `Plato's Closet'. In addition, the Company sells inventory to its Play It Again Sports franchisees through its buying group and operates retail stores. The Company has a 52/53 week year which ends on the last Saturday in December.

3. RESTRUCTURING CHARGE:

The Company recorded a pre-tax restructuring charge of $11.6 million in the third quarter and expects to incur approximately $1.8 million in additional operating costs, severance and other restructuring costs in the fourth quarter. This charge primarily relates to discontinuing the operations of the sixty Company-owned It's About Games(TM) stores. The planned store closings are expected to be completed by year-end. The $11.6 million restructuring charge includes $6.8 million for anticipated non-cash writedowns, goodwill and other items. Inventory reserves have been increased $2.5 million based on the Company's estimate of net realizable value of the inventory. It also includes $2.3 million of anticipated cash expenditures primarily consisting of estimated payments to landlords for early termination of operating leases and estimated legal and consulting fees.

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

                                                  ------------------------------
                                                        Three Months Ended
                                                   September 25,   September 26,
                                                       1999            1998
                                                  ------------------------------
Shares used in per common share computation:
     Weighted average shares outstanding - Basic     5,218,600      5,614,600

     Dilutive effect of stock options after
     application of the treasury stock method                0        232,200
                                                     ---------      ---------

     Weighted average shares outstanding - Diluted   5,218,600      5,846,800
                                                     =========      =========


                                                  ------------------------------
                                                         Nine Months Ended
                                                   September 25,   September 26,
                                                       1999            1998
                                                  ------------------------------
Shares used in per common share computation:
     Weighted average shares outstanding - Basic     5,159,200      5,861,300

     Dilutive effect of stock options after
     application of the treasury stock method                0        193,400
                                                     ---------      ---------

     Weighted average shares outstanding - Diluted   5,159,200      6,054,700
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

Following is a summary of the Company's franchising and corporate retail store activity for the retail concepts for the three months ended September 25, 1999:

                                             ---------------------------------------------------------
                                                TOTAL      OPENED/     CLOSED/                TOTAL
                                               6/26/99    PURCHASED     SOLD     CONVERTED   9/25/99
                                             ---------------------------------------------------------
Play It Again Sports(R)
-----------------------
   Franchised Stores - US and Canada             599          4         (14)          1         590
   Franchised Stores - Other International         8          0           0           0           8
   Corporate                                       4          0           0          (1)          3
   Other                                          23          0           0           0          23

Once Upon A Child(R)
--------------------
   Franchised Stores - US and Canada             218          5          (2)          1         222
   Corporate                                       4          0           0          (1)          3

Computer Renaissance(R)
-----------------------
   Franchised Stores - US and Canada             227          2         (12)         (1)        216
   Corporate                                       1          0           0           1           2

Music Go Round(R)
-----------------
   Franchised Stores - US and Canada              59          5           0           0          64
   Corporate                                       8          0           0           0           8

It's About Games(TM)
--------------------
   Franchised Stores - US and Canada               3          0           0           0           3
   Corporate                                      60          1           0           0          61

ReTool(R)
---------
   Franchised Stores - US and Canada               5          0           0           0           5
   Corporate                                       3          0           0           0           3

Plato's Closet(R)
-----------------
   Franchised Stores - US and Canada               4          0           0           0           4
   Corporate                                       0          1           0           0           1
                                             ---------------------------------------------------------
               Total                           1,226         18         (28)          0       1,216
                                             =========================================================

Following is a summary of the Company's franchising and corporate retail store activity for the nine months ended September 25, 1999:

                                             ---------------------------------------------------------
                                                TOTAL      OPENED/     CLOSED/                TOTAL
                                              12/27/98    PURCHASED     SOLD     CONVERTED   9/25/99
                                             ---------------------------------------------------------
Play It Again Sports(R)
-----------------------
   Franchised Stores - US and Canada             622         10         (43)          1         590
   Franchised Stores - Other International         8          0           0           0           8
   Corporate                                       4          0           0          (1)          3
   Other                                          23          0           0           0          23

Once Upon A Child(R)
--------------------
   Franchised Stores - US and Canada             209         22         (10)          1         222
   Corporate                                       4          0           0          (1)          3

Computer Renaissance(R)
-----------------------
   Franchised Stores - US and Canada             224         17         (24)         (1)        216
   Corporate                                       2          0          (1)          1           2

Music Go Round(R)
-----------------
   Franchised Stores - US and Canada              54         11          (1)          0          64
   Corporate                                       8          0           0           0           8

It's About Games(TM)
--------------------
   Franchised Stores - US and Canada               3          0           0           0           3
   Corporate                                      46         15           0           0          61

ReTool(R)
---------
   Franchised Stores - US and Canada               2          3           0           0           5
   Corporate                                       3          0           0           0           3

Plato's Closet(R)
-----------------
   Franchised Stores - US and Canada               0          4           0           0           4
   Corporate                                       0          1           0           0           1
                                             ---------------------------------------------------------
               Total                           1,212         83         (79)          0       1,216
                                             =========================================================

FACTORS THAT MAY AFFECT FUTURE RESULTS

The statements made in this report that are not historical facts are forward looking statements. Such statements are based on current expectations but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements. Important factors which may result in variations from results contemplated by such forward looking statements include, but are not limited to: (1) the Company's ability to attract qualified franchisees; (2) the Company's ability to collect its receivables; (3) the Company's ability to open stores; (4) each store's ability to acquire high-quality, used merchandise; (5) the Company's ability to control selling, general and administrative expenses; (6) the Company's ability to operate the Company-owned retail stores profitably; (7) the Company's ability to negotiate acceptable lease terminations in connection with the It's About Games(TM) restructuring; and (8) the Company's ability to obtain competitive financing to fund its growth.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

                                        --------------------------------------------------------------
                                              Three Months Ended              Nine Months Ended
                                         September 25,   September 26,   September 25,   September 26,
                                             1999            1998            1999            1998
                                        --------------------------------------------------------------
Revenue:
Merchandise sales                             67.3%           74.0%           67.7%           70.3%
Royalties                                     28.5            20.8            28.5            19.0
Franchise fees                                 3.0             4.2             2.9             3.2
Advertising and other                          1.2             1.0             0.9             7.5
                                            ------          ------          ------          ------
          Total revenues                     100.0%          100.0%          100.0%          100.0%

Cost of merchandise sold                      59.1            59.8            57.8            61.7
Selling, general and administrative
expenses                                      42.9            29.1            42.7            30.8
Restructuring charge                          69.4             0.0            22.9             0.0
Gain on the sale of Disc Go Round              0.0             0.0             0.0             7.3
                                            ------          ------          ------          ------
          Income (loss) from operations      (71.4)           11.1           (23.4)           14.8
Interest and other income, net                (2.0)           (0.1)           (1.8)           (0.1)
                                            ------          ------          ------          ------
          Income before income taxes         (73.4)           11.0           (25.2)           14.7
(Benefit) Provision for income taxes         (28.8)            4.3            (9.9)            5.8
                                            ------          ------          ------          ------
          Net income (loss)                  (44.6)%           6.7%          (15.3)%           8.9%
                                            ======          ======          ======          ======

    COMPARISON OF THREE MONTHS ENDED SEPTEMBER 25, 1999 TO THREE MONTHS ENDED
                               SEPTEMBER 26, 1998

REVENUES

Revenues for the quarter ended September 25, 1999 totaled $16.7 million compared to $22.5 million for the comparable period in 1998.

Merchandise sales consist of the sale of product to franchisees through the buying group and retail sales at the Company-owned stores. For the third quarter of 1999 and 1998 they were as follows:

                                        1999                  1998
                                        ----                  ----
          Buying Group              $  5,562,600          $  9,333,300
          Retail Sales                 5,660,700             7,305,200
                                    ------------          ------------
          Merchandise Sales         $ 11,223,300          $ 16,638,500
                                    ============          ============

Buying group revenue decreased 40% for the three months ended September 25, 1999 compared to the same period last year as a result of more franchisees purchasing merchandise directly from vendors. In addition, shipments were delayed by a major hockey supplier, which had an impact on 1999 third quarter revenue and may also impact 1999 fourth quarter. It is anticipated that the buying group sales trends will continue for the remainder of 1999. Retail store sales decreased $1.6 million, or 23%, for the three months ended September 25, 1999 compared to the same period last year despite having an average number of Company-owned stores of 81 in the third quarter of 1999 compared to 70 in the same period of 1998. The revenue decline was due primarily to a comparable store sales decrease of 22% in the It's About Games(TM) stores. The Company is in the process of closing or selling all It's About Games(TM) stores during the fourth quarter of 1999. This will result in a significant decrease in retail store sales for the fourth quarter of 1999.

Royalties increased to $4.8 million for the third quarter of 1999 from $4.7 million for the same period in 1998, a 1.4% increase.

Franchise fees declined to $500,600 for the third quarter of 1999 compared to $940,900 for the third quarter of 1998. This decrease can be attributed to 16 franchises opened during the quarter ended September 25, 1999 compared to 44 opened during the same period of 1998. In addition, $200,000 of the 1999 third quarter franchise fees related to a master franchise agreement signed with Duskin Company, Ltd., a Japanese company.


COST OF MERCHANDISE SOLD

Cost of merchandise sold includes the cost of merchandise sold through the buying group and at Company-owned retail stores. Cost of merchandise sold as a percentage of the related revenue for the third quarter of 1999 and 1998 were as follows:

                                     1999              1998
                                     ----              ----
          Buying Group               95.8%             94.4%
          Retail Stores              79.8              63.4

Retail gross margins deteriorated from 36.6% in the third quarter of 1998 to 20.2% in the third quarter of 1999 primarily because of a shift in the mix of video game sales from used to new merchandise which carries a lower gross margin per item. Markdowns required to reduce an overstock position of video game inventory also contributed to the decrease in retail gross margin.


SELLING, GENERAL AND ADMINISTRATIVE

The $619,200, or 9.5%, increase in operating expenses in the third quarter of 1999 compared to the same period in 1998 is due to the additional costs relating to operating 61 It's About Games(TM) stores during the third quarter of 1999 compared to 43 It's About Games(TM) stores during the same period in 1998 and costs incurred to begin franchising the Plato's Closet(R) concept.

RESTRUCTURING CHARGE

The Company recorded a pre-tax restructuring charge of $11.6 million in the third quarter and expects to incur approximately $1.8 million in additional operating costs, severance and other restructuring costs in the fourth quarter. This charge primarily relates to discontinuing operations of the sixty Company-owned It's About Games(TM) stores. The concept has posted year-to-date operating losses in excess of $3.4 million and has had a significant impact on the overall financial performance of the Company.

The $11.6 million restructuring charge includes $6.8 million for anticipated non-cash writedowns, goodwill and other items. Inventory reserves have been increased $2.5 million based on the Company's estimate of net realizable value of the inventory. It also includes $2.3 million of anticipated cash expenditures primarily consisting of estimated payments to landlords for early termination of operating leases and estimated legal and consulting fees.

Further investment in this business is not consistent with the Company's current strategy of reducing the number of Company-owned stores and focusing on franchised store development. The objective is to close or sell all the stores in the It's About Games(TM) chain by year-end.


INTEREST EXPENSE

During the third quarter of 1999, the Company had interest expense of $391,200 compared to $143,500 in the third quarter of 1998. This increase is primarily the result of the utilization of credit facilities subsequent to June 27, 1998 in connection with the stock repurchase plan.

     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 25, 1999 TO NINE MONTHS ENDED
                               SEPTEMBER 26, 1998

REVENUES

Revenues for the nine months ended September 25, 1999 were $50.5 million compared to $71.6 million for the comparable period in 1998.

Merchandise sales consist of the sale of product to franchisees through the buying group and retail sales at the Company-owned stores. For the nine months ended September 25, 1999 and September 26, 1998 they were as follows:

                                        1999                  1998
                                        ----                  ----
          Buying Group              $ 17,667,000          $ 31,530,500
          Retail Sales                16,498,600            22,506,500
                                    ------------          ------------
          Merchandise Sales         $ 34,165,600          $ 54,037,000
                                    ============          ============

Buying group revenue decreased 44% for the nine months ended September 25, 1999 compared to the same period last year as a result of more franchisees purchasing merchandise directly from vendors. It is anticipated that the buying group sales trend will continue for the remainder of

1999. Retail store sales decreased $6.0 million, or 26.7%, for the nine months ended September 25, 1999 compared to the same period last year despite having an average of 74 Company-owned stores for the nine months ended September 25, 1999 compared to 69 in the same period of 1998. The revenue decline was due to a comparable store sales decrease of 21% for the It's About Games(TM) stores. The Company is in the process of closing or selling all It's About Games(TM) stores during the fourth quarter of 1999. This will result in a significant decrease in retail store sales for the fourth quarter of 1999.

Royalties decreased to $14.4 million for the nine months ended September 25, 1999 from $14.6 million for the same period in 1998, a 1.3% decrease. If you exclude the $719,000 in royalties for the nine months ended September 26, 1998 relating to the 137 Disc Go Round stores that were sold in June 1998, royalties increased 3.9% in the third quarter of 1999 compared to the same period in 1998. This increase, excluding Disc Go Round, is due to stronger average franchise store sales within each concept offset slightly by a decrease in the number of franchise stores open.

Franchise fees declined to $1.5 million for the nine months ended September 25, 1999 compared to $2.5 million for the same period of 1998. This decrease can be attributed to 67 franchises opened during the nine months ended September 25, 1999 compared to 104 opened during the same period of 1998.


COST OF MERCHANDISE SOLD

Cost of merchandise sold includes the cost of merchandise sold through the buying group and at Company-owned retail stores. Cost of merchandise sold as a percentage of the related revenue for the nine months ended September 25, 1999 and September 26, 1998 were as follows:

                                     1999              1998
                                     ----              ----
          Buying Group               95.2%             95.4%
          Retail Stores              75.0              62.8

Retail gross margins deteriorated from 37.2% in the first nine months of 1998 to 25.0% in the first nine months of 1999 primarily because of a shift in the mix of video game sales from used to new merchandise which carries a lower gross margin per item. Markdowns required to reduce an overstock position of video game inventory also contributed to the decrease in retail gross margin.


SELLING, GENERAL AND ADMINISTRATIVE

The $540,900, or 2.4%, decrease in operating expenses in the first nine months of 1999 compared to the same period in 1998 is primarily due to the elimination of Disc Go Round related costs.

RESTRUCTURING CHARGE

The Company recorded a pre-tax restructuring charge of $11.6 million in the third quarter and expects to incur approximately $1.8 million in additional operating costs, severance and other restructuring costs in the fourth quarter. This charge primarily relates to discontinuing operations of the sixty Company-owned It's About Games(TM) stores. The concept has posted year-to-date operating losses in excess of $3.4 million and has had a significant impact on the overall financial performance of the Company.

The $11.6 million restructuring charge includes $6.8 million for anticipated non-cash writedowns, goodwill and other items. Inventory reserves have been increased $2.5 million based on the Company's estimate of net realizable value of the inventory. It also includes $2.3 million of anticipated cash expenditures primarily consisting of estimated payments to landlords for early termination of operating leases and estimated legal and consulting fees.

Further investment in this business is not consistent with the Company's current strategy of reducing the number of Company-owned stores and focusing on franchised store development. The objective is to close or sell all the stores in the It's About Games(TM) chain by year-end.


INTEREST EXPENSE

During the third quarter of 1999, the Company had interest expense of $391,200 compared to $143,500 in the third quarter of 1998. This increase is primarily the result of the utilization of credit facilities subsequent to June 27, 1998 in connection with the stock repurchase plan.


LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period with a current ratio of 1.2 to 1.0.

During the nine months ended September 25, 1999, the Company's operating activities provided $1.2 million of cash. The net operating loss of $7.7 million was offset by $11.6 million relating to the restructuring charge, $1.6 million in depreciation and amortization and an increase of $4.6 million in prepaids primarily relating to the tax benefit of the restructuring charge. In addition, working capital management activities provided net cash primarily as a result of a $4.8 million decrease in trade receivables and a $1.6 million increase in accrued liabilities, offset by a $6.1 million decrease in accounts payable.

The Company's investing activities used $3.5 million of cash primarily resulting from a $2.7 million increase in property and equipment.

During the nine months ended September 25, 1999, the Company's financing activities used $80,200 of cash. The Company drew $4.7 million on its revolving credit and received $653,000 from options exercised to purchase 84,000 shares of the Company's stock. In addition, the Company issued 167,000 shares of stock at $4.63 per share. The proceeds were offset by payments made on the installment notes payable of $6.2 million.

On August 31, 1999, the Company renewed and amended its revolving credit facility through April 30, 2000. Maximum borrowings in the facility are $8.5 million through December 31, 1999 and $7.5 million from December 31, 1999 through April 30, 2000. Maximum borrowings are limited by a Borrowing Base that is established at the end of each fiscal month. At September 25, 1999 borrowings were limited to $7.9 million. Borrowings against the line carry an interest rate of the bank's base rate plus one-half of one percent, which was 8.75% at September 25, 1999. As of September 25, 1999, borrowing on the revolving line of credit totaled $5.3 million. The Company also has a $8.0 million term note with an outstanding balance of $7.4 million. In connection with the amendment to the revolving credit facility, the interest rate on the term loan was amended from the bank base plus one-half of one percent to the bank base plus one percent, which was 9.25% at September 25, 1999. As of September 25, 1999, the Company was in compliance or had received waivers of all covenants relating to these facilities.

As a result of the restructuring change, the Company has fallen below the NASDAQ national market requirements. Depending on fourth quarter results, the Company may not meet NASDAQ small cap requirements at year-end.

The Company believes that its current cash position, cash generated from future operations and the availability of line of credit borrowings will be adequate to meet the Company's current obligations and operating needs.


YEAR 2000

The Company has completed an assessment of its internal systems. Older personal computers have been upgraded to new systems that are Year 2000 compliant. Software updates to the Company's systems have been completed. The Company has completed an analysis of its vendor relationships in which the risk of each vendor's non-compliance with Year 2000 was assessed. Letters were sent out in the fourth quarter of 1998 to ascertain the status of each vendor's Year 2000 compliance. Total costs associated with the Year 2000 compliance project through September 25, 1999 have been $494,000. The Company does not anticipate any additional material expenditures associated with completion of the Year 2000 compliance project.

A number of franchisees have not converted their point-of-sale hardware and software to be Year 2000 compliant. A Year 2000 compliant version of the point-of-sale software was completed in December 1998 and has been available and ready for implementation. We are currently working with those franchisees that have not converted and expect to be completed by the fourth quarter of 1999.

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


PART II.   OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c).

On September 22, 1999, the Company issued 166,667 shares of its Common Stock, no par value, in connection with its acquisition of all the outstanding common stock of Syzygy Corporation from the five shareholders of Syzygy. The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. In issuing the shares pursuant to the exemption, the Company relied on the limited number of offerees, the fact that the offering was made directly to each offeree, the absence of any general solicitation to the public, the sophistication of the offerees, the restriction on the resale of the shares, and the disclosure of information about the issuer similar to a registration statement.

On October 1, 1999, the Company issued 16,324 shares of its Common Stock, no par value, in connection with its purchase of the assets of Lundeen Computers, Inc. from the one shareholder of Lundeen. The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. In issuing the shares pursuant to the exemption, the Company relied on the limited number of offerees, the fact that the offering was made directly to each offeree, the absence of any general solicitation to the public, the sophistication of the offerees, the restriction on the resale of the shares, and the disclosure of information about the issuer similar to a registration statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a).    Exhibits

Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are indicated on the following pages.

        Exhibit       Form          Date Filed                Description
        -------       ----          ----------                -----------
          27                                             Financial Data Schedule

          99           8-K       October 26, 1999         Cautionary Statements

(b).    Reports on Form 8-K

During the quarter ended December 25, 1999, the Company filed a report on Form 8-K dated October 26, 1999, reporting under Item 5, a press release dated October 14, 1999 related to the disposition of It's About Games(TM).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   GROW BIZ INTERNATIONAL, INC.



Date: November 8, 1999             By:  /s/ K. Jeffrey Dahlberg
                                       ------------------------
                                            K. Jeffrey Dahlberg
                                            Chairman and Chief Executive Officer


Date: November 8, 1999             By:  /s/ David J. Osdoba, Jr.
                                       -------------------------
                                            David J. Osdoba, Jr.
                                            Vice President of Finance and Chief
                                            Financial Officer