Form 10-K
period 1999-12-25
GROW BIZ INTERNATIONAL INC
filed 2000-03-22
CIK 908315

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-K
                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 25, 1999      COMMISSION FILE NUMBER: 0-22012

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

                           Yes [X]             No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant's Common Stock on March 13, 2000, as reported on the NASDAQ SmallCap Market, was $7.0 million.

Shares of no par value Common Stock outstanding as of March 13, 2000: 5,381,119 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 3, 2000 have been incorporated by reference into Part III of this report.

                   GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY
                       INDEX TO ANNUAL REPORT ON FORM 10-K

PART I                                                                      PAGE
--------------------------------------------------------------------------------
Item 1.     Business                                                          4
            General                                                           4
            Franchising Overview                                              7
            Business Strategy                                                 7
            Franchise Agreement                                               9
            Competition                                                      10
            Government Regulations                                           10
            Trademarks and Service Marks                                     10
            Seasonality                                                      10
            Employees                                                        11

Item 2.     Properties                                                       11

Item 3.     Legal Proceedings                                                11

Item 4.     Submission of Matters to a Vote of Security Holders              11

PART II                                                                     PAGE
--------------------------------------------------------------------------------
Item 5.     Market for the Registrant's Common Equity and Related            11
            Shareholder Matters

Item 6.     Selected Consolidated Financial Data                             12

Item 7.     Management's Discussion and Analysis of Financial Condition      13
            and Results of Operations

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk       17

Item 8.     Financial Statements and Supplementary Data                      17

Item 9.     Changes in and Disagreements with Accountants on Accounting      33
            and Financial Disclosure

PART III                                                                    PAGE
--------------------------------------------------------------------------------
Item 10.    Directors and Executive Officers of the Registrant               33

Item 11.    Executive Compensation                                           34

Item 12.    Security Ownership of Certain Beneficial Owners and Management   35

Item 13.    Certain Relationships and Related Transactions                   35

PART IV                                                                     PAGE
--------------------------------------------------------------------------------
Item 14.    Exhibits and Reports on Form 8-K                                 35

            Signatures                                                       38

EXHIBITS
--------------------------------------------------------------------------------
Exhibit 10.6     Plato's Closet(R) Franchise Agreement

Exhibit 10.26    Consulting Agreement with Sheldon Fleck

Exhibit 10.27    Trademark Security Agreement

Exhibit 10.28    Amended and Restated Credit Agreement

Exhibit 11.1     Statement of Computation of Per Share Earnings

Exhibit 21.1     Subsidiaries

Exhibit 23.1     Consent of Independent Public Accountants

Exhibit 27.1     Financial Data Schedule

Exhibit 99.1 Cautionary Statements for Purposes of the "Safe Harbor" Provision of the Private Securities Litigation Reform Act

ITEM 1: BUSINESS

GENERAL

Grow Biz International, Inc. (the Company) is a franchise company that franchises six retail concepts which buy, sell, trade and consign merchandise. Each concept operates in a different industry and provides the consumer with 'ultra-high value' retailing. The Company began franchising the Play It Again Sports(R) concept in 1988 and, through a series of acquisitions, has expanded its operations.

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

* In August 1997, Grow Biz Games, Inc., a wholly-owned subsidiary of Grow Biz International, Inc., acquired certain assets and franchising rights of Video Game Exchange, Inc. ("VGE") of Cleveland, Ohio for total consideration of $6,579,700. VGE was a forty store retail operation with stores in Ohio, Pennsylvania, Kentucky, Georgia and Maryland and became the nucleus of the It's About Games(TM) store concept. The Company began franchising this concept in 1997.

* In April 1998, the Company acquired certain assets and franchising rights of Tool Traders, Inc. of Detroit, Michigan, which formed the basis for the Company's ReTool(R) store concept. The Company paid $380,200 plus a percentage of future royalties for a period of seven years. The Company began franchising this concept in 1998.

* In June 1998, the Company completed the sale of the assets and franchising rights of its Disc Go Round concept to CD Warehouse, Inc. (CD Warehouse) for $7.0 million cash plus the assumption of $384,000 in deferred franchise fees. At the time of the sale, there were 137 Disc Go Round stores in operation, including 3 Company-owned stores, and an additional 37 franchise agreements were awarded for stores that were not yet opened. The sale resulted in a $5,231,500 operating gain in the second quarter ending June 27, 1998.

* In January 1999, the Company acquired certain assets and franchising rights of Plato's Closet, Inc. of Columbus, Ohio for total consideration of $400,000 plus a percentage of future royalties for a period of seven years. The Company began franchising this concept in 1999.

* In December 1999, the Company completed the sale of the assets of the Company's It's About Games(TM) concept. The Company undertook an orderly liquidation of the inventory and other assets by conducting a liquidation sale. Approximately 50% of the assets were disposed of in three main transactions. The first sale, to an unrelated party, of substantially all of the assets of fourteen stores in Kentucky, Maryland, Ohio and Pennsylvania for $114,200 plus inventory valued at 40% of cost to be received in cash and a promissory note. The second sale, to an unrelated party, of substantially all of the assets of fourteen stores in Ohio for $42,000 plus inventory at 40% of cost to be received in cash and a promissory note. The third, a bulk inventory sale to an unrelated party for $140,000 cash. The remaining assets of the It's About Games(TM)concept were disposed of by abandonment or liquidation sale resulting in a total restructuring charge of $11,345,500 for the year ended December 25, 1999.

Each of the Company's retail store concepts emphasize consumer value by offering quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers' used goods that have been outgrown or are no longer used. The stores also offer new merchandise to supplement their selection of used goods.

The Company's six continuing store concepts with their 1999 system-wide sales, defined as revenues from all affiliated stores, are summarized as follows:

PLAY IT AGAIN SPORTS(R) - $270 MILLION

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

ONCE UPON A CHILD(R) - $82 MILLION

Once Upon A Child(R) stores sell and buy used and new children's clothing, toys, furniture and accessories. This store concept primarily targets cost-conscious parents of children ages infant to twelve years with emphasis on children ages seven years and under. These customers have the opportunity to sell their used children's items to a Once Upon A Child(R) store when outgrown and to purchase quality used children's clothing, toys, furniture and accessories at prices lower than new merchandise.

COMPUTER RENAISSANCE(R) - $145 MILLION

Computer Renaissance(R) stores sell, buy, trade, consign and service used and new personal computers, printers and other computer equipment and related accessories. Customers are primarily individuals in the market for home computer equipment and small businesses. These same customers have the opportunity to sell their used computer equipment back to a Computer Renaissance(R) store when they are ready to upgrade their equipment.

MUSIC GO ROUND(R) - $33 MILLION

Music Go Round(R) stores sell, buy, trade and consign used and new musical instruments, speakers, amplifiers, music-related electronics and related accessories for parents of children who play musical instruments, as well as professional and amateur musicians.

RETOOL(R) - $2 MILLION

ReTool(R) stores sell and buy both used and new hand tools, power tools and accessories. The stores also offer to customers the opportunity to try out equipment prior to making a purchase.

PLATO'S CLOSET(R) - $3 MILLION

Plato's Closet(R) stores sell and buy used and new clothing and accessories geared toward the teenage market. Customers also have the opportunity to sell their used items to a Plato's Closet(R) store when outgrown and to purchase quality used clothing and accessories at prices lower than new merchandise.

Following is a summary of the Company's franchising and corporate store activity for the fiscal year ended December 25, 1999:

                                           -------------------------------------------------------------
                                              TOTAL       OPENED/                               TOTAL
                                            12/26/98     PURCHASED   CLOSED/SOLD  CONVERTED    12/25/99
                                           -------------------------------------------------------------
Play It Again Sports(R)
--------------------
   Franchised Stores - US and Canada            622         16          (59)          1           580
   Franchised Stores - Other International        8          0            0           0             8
   Corporate - Owned                              4          0            0          (1)            3
   Other                                         23          0            0           0            23

Once Upon A Child(R)
-----------------
   Franchised Stores - US and Canada            209         25          (16)          2           220
   Corporate - Owned                              4          0           (1)         (2)            1

Computer Renaissance(R)
--------------------
   Franchised Stores - US and Canada            224         23          (37)         (2)          208
   Corporate - Owned                              2          0           (1)          2             3

Music Go Round(R)
--------------
   Franchised Stores - US and Canada             54         19           (1)          0            72
   Corporate - Owned                              8          0            0           0             8

It's About Games(TM)
----------------
   Franchised Stores - US and Canada              3          0           (3)          0             0
   Corporate - Owned                             46         15          (61)          0             0

ReTool(R)
------
   Franchised Stores - US and Canada              2          9            0           0            11
   Corporate - Owned                              3          0           (2)          0             1

Plato's Closet(R)
--------------
   Franchised Stores - US and Canada              0          4           (0)          0             4
   Corporate - Owned                              0          1           (0)          0             1
                                           -------------------------------------------------------------
                      Total                   1,212        112         (181)          0         1,143
                                           =============================================================

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

1. OFFERING VALUE-ORIENTED MERCHANDISE CONCEPT OPPORTUNITIES

The Company's retail concepts provide value to consumers by purchasing and reselling used merchandise that consumers have outgrown or no longer use at substantial savings from the price of new merchandise. By offering a combination of high-quality used and value-priced new merchandise, the Company benefits from consumer demand for value-oriented retailing. In addition, the Company believes that among national retail operations its retail store concepts provide a unique source of value to consumers by purchasing used merchandise. The Company also believes that the strategy of buying used merchandise increases consumer awareness of the Company's retail concepts.

2. ATTRACTING FRANCHISEES

The Company has a franchise marketing program which seeks to attract prospective franchisees with experience in management and operations and an interest in being the owner and operator of their own business. The Company seeks franchisees who are college educated, who have a net worth of at least $300,000 and who have prior business experience. The Company seeks owners who intend to be integrally involved with the management of the store. At December 25, 1999, the Company had 88 franchise agreements for stores that were not yet opened. Typically, the franchisee's initial store is open for business within 180 to 270 days from the date the franchise agreement is signed.

The Company began franchising internationally in 1991 and, as of December 25, 1999, had 95 franchised stores open in Canada and an aggregate of approximately 6 stores in Germany, Austria and Switzerland. The Canadian stores are operated by franchisees under agreements substantially similar to those used in the United States.

3. FRANCHISE SUPPORT:

As a franchisor, the Company's success depends upon its ability to develop and support competitive and successful franchise concepts. The Company emphasizes the following areas of franchise support and assistance.

TRAINING

Each franchisee must attend the Company's training program regardless of prior experience. The training program is a multi-visit program. Soon after signing a franchise agreement, the franchisee is required to attend a new owner orientation training. This course covers basic management issues, such as preparing a business plan, lease evaluation, evaluating insurance needs and obtaining financing. The Company's training staff assists each franchise in developing a business plan for their store with financial and cash flow projections. The second training session is centered on store operations. It covers, among other things, point-of-sale computer training, inventory selection and acquisition, sales, marketing and other topics selected by the Company. The franchisee is provided with an operations manual that is updated periodically by the Company.

FIELD SUPPORT

The Company provides, at a minimum, one operations person to assist the franchisee on the day before and the day of opening of the franchisee's store. It also has an ongoing field support program designed to assist franchisees in operating their stores. Personnel from the Company visit each store periodically and, in most cases, a business appraisal is made to determine whether the franchisee is operating in accordance with the Company's standards. The visit is also designed to assist franchisees with operational issues.

PURCHASING

During training, each franchisee is taught how to evaluate, purchase and price used goods. In addition to purchasing used products from customers who bring merchandise to the store, the franchisee is also encouraged to develop sources for purchasing used merchandise in the community. Play It Again Sports(R), Once Upon A Child(R), Music Go Round(R), ReTool(R) and Plato's Closet(R) franchisees typically do not repair or recondition used products, but rather, purchase quality used merchandise that may be put directly on display for resale on an 'AS IS' basis. Computer Renaissance(R) franchisees offer repair and technical services. The Company has developed specialized computer point-of-sale systems for Once Upon A Child(R) stores that provide the franchisee with standardized pricing information to assist in the purchasing of used items.

The Company provides centralized buying services including credit and billing for the Play It Again Sports(R) franchisees. Upon credit approval, the Play It Again Sports(R) franchisees may order through the buying group, in which case, product is drop-shipped directly to the store by the vendor. The Company is invoiced by the vendor and, in turn, the Company invoices the franchisee adding a 4% service fee. To provide the remaining five concept's franchisees a source of affordable new product, the Company has developed relationships with its core vendors and negotiated prices for our franchisees to take advantage of on a direct basis.

RETAIL ADVERTISING AND MARKETING

The Company encourages its franchisees to implement a marketing program that uses television as a major, but not sole, medium to advertise both the buying and selling aspects of the Company's retail concepts. Advertising materials, in-store posters and pre-recorded 10-, 15- and 30-second television commercials are provided by the Company to franchisees. Franchisees of the respective concepts are required to spend the following minimum percentage of their gross sales on approved advertising and marketing: Play It Again Sports(R) - 5%, Once Upon A Child(R) - 5%, Computer Renaissance(R) - 3%, Music Go Round(R) - 3%, ReTool(R) - 4% and Plato's Closet(R) - 4%. In addition, all franchisees, except Computer Renaissance(R), are required to pay the Company an annual marketing fee of $500. Beginning in 1998, Computer Renaissance(R) franchisees were required to pay the Company 0.5% of their gross sales to an advertising fund in lieu of the $500 annual marketing fee. Beginning in 1999, the Computer Renaissance(R) franchisees were required to pay the Company 0.5% of their first $400,000 of gross sales. In 2000, the Computer Renaissance(R) franchisees are required to pay the Company 0.6% of their first $800,000 of gross sales. Franchisees are required to participate in regional cooperative advertising groups as designated by the Company.

COMPUTERIZED POINT-OF-SALE SYSTEMS

The Company requires franchisees to use a retail information management computer system in each store. Stores which were opened prior to April 1992 were not required to install the system. This computerized point-of-sale system is designed specifically for use in the retail stores franchised by the Company. This system includes a cash register, bar code printer and scanner, together with software modules for inventory management, cash management and customer information management. The system is designed to accommodate buying and consigning of used merchandise. The Company believes that this system provides franchisees with an important management tool that reduces errors, increases efficiencies and enhances inventory control. The Company provides both the software and the hardware for the system.

OTHER SUPPORT SERVICES

The Company assists each new franchisee with site location. A third party vendor provides design layouts and opening materials including pricing materials, stationary, signage, fixtures, slatwall and carpeting. Additional communication with franchisees is made through weekly news updates, broadcast faxes and semi-annual conferences which include trade shows.

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

Each franchisee must execute the Company's franchise agreement and pay an initial franchise fee. At December 25, 1999, the franchise fee for all concepts was $20,000 for an initial store. In May 1999, the Company eliminated franchise fees for additional stores for Grow Biz franchise owners. Once a franchisee opens their initial store, they can open additional stores, in any concept, without paying any additional fees, provided there is territory availability and they meet minimum financial standards. Typically, the franchisee's initial store is open for business within 180 to 270 days from the date the franchise agreement is signed. The franchise agreement has an initial term of 10 years, with subsequent 10-year renewal periods, and grants the franchisee an exclusive geographic area which will vary in size depending upon population and demographics. A renewal fee equal to $5,000 is payable to the Company 30 days prior to any franchise renewal. Under current franchise agreements, franchisees of the respective concepts are required to pay the Company weekly continuing fees (royalties) equal to the following percentage of gross sales: Play It Again Sports(R) - 5%, Once Upon A Child(R) - 5%, Computer Renaissance(R) - 3%, Music Go Round(R) - 3%, ReTool(R) - 4% and Plato's Closet(R) - 4%. Play It Again Sports(R) franchise agreements signed prior to April 1, 1992 require payment of a 3% royalty. Upon completion of the initial 10-year term, Play It Again Sports(R) royalties will change to 4%. Play It Again Sports(R) franchisees opening their second or additional store will pay a 4% royalty for that store.

Each franchisee is required to pay the Company an annual marketing fee of $500. Beginning in 1998, Computer Renaissance(R) franchisees were required to pay the Company 0.5% of their gross sales to fund an advertising fund in lieu of the $500 annual marketing fee. Beginning in 1999, the Computer Renaissance(R) franchisees were required to pay the Company 0.5% of their first $400,000 of gross sales. In 2000, the Computer Renaissance(R) franchisees are required to pay the Company 0.6% of their first $800,000 of gross sales. Each Play It Again Sports(R) and Once Upon A Child(R) franchisee is required to spend 5% of its gross sales for advertising and promoting its franchised store. The Company has the option to increase the minimum advertising expenditure requirement for these franchises to 6% of the franchisee's gross sales, of which up to 2% would be paid to the Company as an advertising fee for deposit in an advertising fund. This fund would be managed by the Company and would be used for advertising and promotion of the franchise system. The Company expects to initiate this advertising fund when it determines that the respective franchise system warrants such an advertising and promotion program. Computer Renaissance(R) and Music Go Round(R) franchisees are required to spend at least 3% of gross sales for approved advertising. The Company has the option to increase the minimum advertising expenditure requirement for these franchises to 4% of the franchisee's gross sales, of which up to one-third, or 1.5%, would be paid to the Company as an advertising fee for deposit into an advertising fund.

Although the Company's franchise agreements contain provisions designed to assure the quality of a franchisee's operations, the Company has less control over a franchisee's operations than it would if it owned and operated the store. Under the franchise agreement, the Company has a right of first refusal on the sale of any franchised store, but is not obligated to repurchase any franchise.

COMPETITION

Retailing, including the sale of sporting goods, children's apparel, computer equipment, musical instruments, tools and teenage apparel, is highly competitive. Many retailers have substantially greater financial and other resources than the Company. The Company's franchisees compete with established, locally owned retail stores, discount chains and traditional retail stores for sales of new merchandise. Full line retailers generally carry little or no used merchandise and do not target the same markets as the Company's franchised stores. Resale, thrift and consignment shops and garage and rummage sales offer some competition to the Company's franchisees for the sale of used merchandise. The Company is aware of, and competes with, one franchisor of stores which sell new and used sporting equipment and two franchisors of stores which sell used and new children's clothing, toys and accessories.

The Company and its franchisees may face additional competition as its franchise systems expand. This could include additional competitors that may enter the used merchandise market. The Company believes that its franchisees will continue to be able to compete favorably with other retailers based on the strength of the Company's value-oriented concepts, the name recognition associated with the Company's service marks and the national recognition gained by the Company's franchise concepts.

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

Additional legislation, both at the federal and state levels, could expand pre-sale disclosure requirements, further regulate substantive aspects of the franchise relationship and require the Company to file its franchise offering circulars with additional states. The Company cannot predict the effect of future franchise legislation, but does not believe there is any imminent legislation currently under consideration which would have a material adverse impact on its operations.

TRADEMARKS AND SERVICE MARKS

Grow Biz(R), Play It Again Sports(R), Once Upon A Child(R), Computer Renaissance(R), Music Go Round(R), Retool(R) and Plato's Closet(R), among others, have been registered as service marks by the Company with the United States Patent and Trademark Office (the "USPTO"). The Company believes these marks are of considerable value to its business and important to its marketing efforts. The Company intends to protect its service marks by appropriate legal action where and when necessary.

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

EMPLOYEES

As of December 25, 1999, the Company employed 179 full-time employees, of which 6 were franchise salespersons, 73 were franchise support personnel, 31 were administrative and 69 were retail sales staff. The Company also employed 41 part-time employees at its retail stores as of fiscal year end 1999.

ITEM 2: PROPERTIES

The Company owns its headquarters facility in Golden Valley, Minnesota. The Company believes that its facilities are sufficient to meet its current needs and its needs for the near future.

The Company leases space for its 17 retail store locations, typically for a fixed monthly rental and operating costs. Two leases are due to expire in 2000, three in 2001, one in 2002, nine in 2003, two in 2004 and none thereafter.

ITEM 3: LEGAL PROCEEDINGS

The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.


                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS.

The Company's common stock was traded on the NASDAQ National Market System through February 6, 2000 and is now traded on the NASDAQ SmallCap Market under the symbol GBIZ. The table below sets forth the high and low bid prices of the Company's common stock as reported by NASDAQ for the periods indicated:

1999:     First      Second     Third     Fourth      1998:     First      Second     Third     Fourth
-------------------------------------------------     -------------------------------------------------
HIGH      13 10/32   12 5/16    8 1/2     5 1/8       HIGH      13 1/4     13 7/8     15 1/4    13 3/4
LOW        12 1/4     6 1/2     4 1/2     2 7/8       LOW         12         13         13      9 1/2

At March 13, 2000, there were 5,381,119 shares of common stock outstanding held by approximately 954 beneficial shareholders and 252 shareholders of record. The Company has not paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6: SELECTED FINANCIAL DATA.

The following table sets forth selected financial information for the periods indicated. The information should be read in conjunction with the financial statements and related notes discussed in Item 14, and Management's Discussion and Analysis of Financial Condition and Results of Operations discussed in
Item 7.

                                                                           Fiscal Year Ended
                                              ---------------------------------------------------------------------------
                                              December 25,    December 26,    December 27,    December 28,   December 30,
                                                  1999            1998            1997            1996           1995
                                              ---------------------------------------------------------------------------
REVENUE:                                           (1)             (2)             (3)
    Merchandise sales                         $     45,163    $     73,306    $     66,889    $     71,737   $     84,043
    Royalties                                       19,085          19,473          17,329          14,965         11,560
    Franchise fees                                   1,942           2,986           3,907           4,162          3,889
    Advertising and other                              368             586             710             686            721
                                              ------------    ------------    ------------    ------------   ------------
        Total revenue                               66,558          96,351          88,835          91,550        100,213
Cost of merchandise sold                            39,387          60,325          56,634          63,856         76,192
Selling, general and administrative expenses        28,320          29,105          24,990          23,636         20,980
Restructuring and other                             11,345              --              --              --             --
Gain on sale of Disc Go Round                           --           5,232              --              --             --
                                              ------------    ------------    ------------    ------------   ------------
        Income (loss) from operations              (12,494)         12,153           7,211           4,058          3,041
Litigation settlement                                   --              --          (2,000)             --             --
Interest income (expense), net                      (1,293)           (239)            103             195            296
                                              ------------    ------------    ------------    ------------   ------------
        Income (loss) before income taxes          (13,787)         11,914           5,314           4,253          3,337
(Benefit) Provision for income taxes                (5,198)          4,670           2,083           1,667          1,308
                                              ------------    ------------    ------------    ------------   ------------
Net income (loss)                             $     (8,589)   $      7,244    $      3,231    $      2,586   $      2,029
                                              ============    ============    ============    ============   ============
Net income (loss) per common share - diluted  $      (1.65)   $       1.24    $        .52    $        .40   $        .28
                                              ============    ============    ============    ============   ============
Weighted average shares outstanding                  5,206           5,833           6,274           6,516          7,351
                                              ============    ============    ============    ============   ============

BALANCE SHEET DATA:
    Working capital                           $      2,748    $      1,103    $      9,141    $      8,516   $     11,068
    Total assets                                    29,642          43,141          37,755          29,177         34,024
    Total debt                                      16,816          17,949           6,330             264            415
    Shareholders' equity                             2,889          10,165          17,451          17,698         21,192

SELECTED FINANCIAL RATIOS:
    Return on average assets                         (23.6)%          17.9%            9.7%            8.2%           5.5%
    Return on average equity                        (131.6)%          52.5%           18.4%           13.3%           9.5%

(1) In November 1999, the Company completed the sale of the assets of the It's About Games(TM) concept. Footnote 4 of the Consolidated Notes to the Financial Statements.
(2)      In June 1998, the Company completed the sale of Disc Go Round.
(3) In August 1997, the Company acquired certain assets and franchising rights of Video Game Exchange, Inc. Footnote 4 of the Consolidated Notes to the Financial Statements.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

The following table sets forth selected information from the Company's Consolidated Statements of Operations expressed as a percentage of total revenue and the percentage changes in the dollar amounts from the prior period:

                                         ----------------------------------------------------------------------------
                                                      Fiscal Year Ended
                                         --------------------------------------------    Fiscal 1999     Fiscal 1998
                                         December 25,    December 26,    December 27,    over (under)    over (under)
                                             1999            1998            1997            1998            1997
                                         ----------------------------------------------------------------------------
Revenues
     Merchandise sales                        67.9%           76.1%           75.3%          (38.4)%           9.6%
     Royalties                                28.7            20.2            19.5            (2.0)           12.4
     Franchise fees                            2.9             3.1             4.4           (35.0)          (23.6)
     Advertising and other                     0.5             0.6             0.8           (37.2)          (17.6)
                                        ----------      ----------      ----------      ----------      ----------
         Total revenues                      100.0           100.0           100.0           (30.9)            8.5

Cost of merchandise sold                      59.2            62.6            63.8           (34.7)            6.5
Selling, general and administrative
     expenses                                 42.6            30.2            28.1            (2.7)           16.5
Restructuring and other                       17.0              --              --              --              --
Gain on sale of Disc Go Round                   --             5.4              --          (100.0)             --
                                        ----------      ----------      ----------      ----------      ----------
Income (loss) from operations                (18.8)           12.6             8.1          (202.8)           68.5
Litigation settlement                           --              --            (2.2)             --              --
Interest and other income (expense),
     net                                      (1.9)           (0.2)            0.1          (441.0)         (332.5)
                                        ----------      ----------      ----------      ----------      ----------
Income (loss) before income taxes            (20.7)           12.4             6.0          (215.7)          124.2
(Benefit) Provision for income taxes          (7.8)            4.9             2.4          (211.3)          124.2
                                        ----------      ----------      ----------      ----------      ----------
         Net income (loss)                   (12.9)%           7.5%            3.6%         (218.6)%         124.2%
                                        ==========      ==========      ==========      ==========      ==========

REVENUES

Merchandise sales, which include the sale of product to franchisees through the buying group and retail sales at the Company-owned stores, are as follows:

                                     1999                  1998                  1997
                                     ----                  ----                  ----
Buying Group                     $ 24,554,500          $ 40,605,300          $ 45,717,100
Retail Sales                       20,608,500            32,700,700            21,172,000
                                -------------         -------------         -------------
                                 $ 45,163,000          $ 73,306,000          $ 66,889,100

The Play It Again Sports(R) buying group revenue declined the past two years as part of management's strategic decision to reduce the number of vendors which are offered centralized billing through the buying group and encouraging franchisees to purchase more inventory on a direct basis. The decrease in retail sales at Company-owned stores is a result of selling and closing all sixty-one It's About Games(TM) stores in the fourth quarter of 1999 and the sale of nine Company-owned stores in December 1998. It is anticipated that buying group revenues will increase slightly as a percent of total revenues in the upcoming year.

Revenues from franchising activity were as follows:

                           1999              1998              1997
                           ----              ----              ----
Royalties              $ 19,085,100      $ 19,472,800      $ 17,328,500
Franchise Fees            1,942,200         2,986,400         3,907,200

Royalties are derived from retail sales at the franchise level and are 3% to 5% of net sales. In 1999, royalties decreased $387,700 compared to 1998. This decrease is due to the sale of Disc Go Round in June 1998. If the royalties relating to Disc Go Round are excluded, 1999 royalties would have increased $331,300 compared to 1998. This increase is due to an increase in retail sales at the franchise level offset, in part, by a decrease in the total number of franchise stores open.

Key franchise store sales information is included in the table below. Comparable store sales information compares 1999 sales to 1998 sales and 1998 sales to 1997 sales. It is calculated utilizing all stores that were open for the entire twenty-four month comparable period. Average store sales are computed utilizing all stores open for the entire twelve-month period.

                                      Comparable Store Sales
                   -------------------------------------------------------------
                      1999 Increase             1998                 1999
                   (Decrease) from 1998  Increase from 1997  Average Store Sales
                   --------------------  ------------------  -------------------
Play It Again Sports(R)      1.0%               1.7%               485,400
Once Upon A Child(R)         4.7%               8.6%               394,700
Computer Renaissance(R)     (7.2%)              4.9%               741,500
Music Go Round(R)            6.8%              12.9%               517,000

Franchise fee revenue is recognized when substantially all initial franchise services have been performed by the Company. During 1999, the Company revised its fee schedule by eliminating franchise fees for all stores other than the first store opened by a franchisee. Franchise fees declined $1.1 million to $1.9 million in 1999 compared to $3.0 million in 1998. This decrease is a result of opening fewer stores overall; 96 in 1999 compared to 125 in 1998; and the elimination of franchise fees on all stores other than the first store opened by a franchisee. By restructuring the fee schedule, we expect to encourage growth of multi-store ownership. The reduction in franchise fees was offset, in part, by the $200,000 master franchise fee paid by Duskin Company Ltd., a Japanese company, in the third quarter of 1999. Franchise fees in 1998 declined $920,800, or 23.6%, from 1997 as a result of opening 125 franchise stores in 1998 compared to 194 in 1997. The Company expects franchise fee revenue to decline in 2000 as a result of the change in the fee schedule.

COST OF MERCHANDISE SOLD

Cost of merchandise sold includes the cost of merchandise sold through the buying group and at Company-owned retail stores. Over the past three years, cost of merchandise sold as a percentage of the related revenue is shown in the following table:

                               1999          1998           1997
                               ----          ----           ----
Buying Group                   95.1%         94.5%          95.0%
Retail Stores                  77.8          65.6           62.4

The 12.2% increase in the 1999 retail store cost of goods sold is primarily the result of the liquidation of It's About Games(TM) inventory sold at significantly reduced prices. It also reflects a shift in the mix of sales from used product to new product in the It's About Games(TM) concept which carry lower gross margins. The 3.2% increase in the 1998 retail stores costs of goods sold is a result of a shift in the mix of sales from used product to new product which carry lower gross margins. It is anticipated that in the future, retail store costs of goods sold will decrease as a result of closing the It's About Games(TM) stores and a renewed emphasis on used product in the other concepts Company-owned retail stores.

SELLING, GENERAL AND ADMINISTRATIVE

The $784,800 decrease in 1999 selling, general and administrative expenses was due to lower direct retail selling expenses for the Company-owned stores. This is a result of selling nine Company-owned stores in December 1998, closing and selling additional Company-owned stores during the fourth quarter of 1999 offset by additional direct selling expenses of It's About Games(TM) and the new concepts of Retool(R) and Plato's Closet(R). Franchising expenses in 1999 were consistent with 1998.

RESTRUCTURING AND OTHER

In the third quarter of 1999, the Company made the decision to dispose of the It's About Games(TM) concept. Accordingly, a restructuring charge and charge for asset impairment was taken. Further investment in the business was not consistent with the Company's strategy of reducing the number of Company-owned stores and focusing on franchised store development. In December 1999, the Company completed the sale of the assets of the It's About Games(TM) concept. The Company undertook an orderly liquidation of the inventory and store assets by conducting a liquidation sale resulting in a total restructuring charge and charge for asset impairment of $11,345,500 for the year ended December 25, 1999.

NET INTEREST

Net interest (expense)/income was $(1,292,900), $(238,800) and $102,700 in 1999,
1998 and 1997, respectively. The increase in net interest expense in 1999 and 1998 was due to the Company having lower cash balances and drawing funds on notes payable as a result of acquisitions, operations of It's About Games(TM) and the repurchase of shares of the Company's common stock.

PROVISION FOR INCOME TAXES

The provision for income taxes was calculated at an effective rate of 37.7% for fiscal 1999 and 39.2% for fiscal 1998 and 1997.

YEAR 2000

In preparation for the Year 2000, older personal computers were upgraded to new systems that were Year 2000 compliant. Software updates were made to the Company's systems and a complete analysis of its vendor relationships in which the risk of each vendor's non-compliance with Year 2000 was assessed. Total costs associated with the Year 2000 compliance project through December 25, 1999 were approximately $494,000. The Company did not experience any interruption or failure as a result of the Year 2000 changeover.

Approximately 80 franchisees have not converted their point-of-sale hardware and software to be Year 2000 compliant. A Year 2000 compliant version of the point-of-sale software was completed in December 1998 and has been available and ready for implementation.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the year with no cash balance and had a current ratio of 1.14 to 1.0.

During the year ended December 25, 1999 the Company's operating activities provided $1.4 million of cash. The net loss before depreciation and the change in deferred taxes utilized $6.7 million of cash. This was offset by the liquidation of the It's About Games(TM) concept and activities relating to ongoing operations.

The restructuring charge relating to the liquidation of It's About Games(TM) provided $9.2 million. In addition, $4.2 million cash was provided by the reduction of inventory, $600,000 by the reduction in prepaids and $1.8 million of cash was utilized reducing accounts payable relating to eliminating the It's About Games(TM) concept.

Ongoing operating activities provided cash of $2.9 million relating to the reduction of accounts receivable offset in part by a reduction in accounts payable, as a result of reduced sales of new product through the Play It Again Sports(R) buying group. In addition to the reduction in inventory relating to the It's About Games(TM) liquidation, operating cash was provided by a reduction of $1.5 million in inventory relating to the sale of Company-owned stores and the reduction in overall inventory levels in the remaining Company-owned stores.

Prepaid expenses and other increased $4.4 million, therefore utilizing cash, primarily because of the $5.5 million tax benefit recorded as a result of the net operating loss. In addition to the $600,000 reduction in prepaids relating to It's About Games(TM), the remaining change is a result of normal ongoing operating activity.

The components of cash utilized by the reduction in accounts payable of $6.4 million consists primarily of three items: (1) $2.1 million relating to reduced buying group activity, (2) $1.8 million relating to the liquidation of It's About Games(TM) and (3) $2.5 million relating to ongoing operations.

Deferred franchise fee revenue utilized cash as a result of a reduction in the number of stores awarded but not open from 147 at December 26, 1998 to 88 at December 25, 1999. This decrease was primarily the result of a change in the fee structure for additional stores. This change resulted in the refund of $746,761 in fees previously paid for additional stores by existing franchisees.

Investing activities used $3.2 million of cash in 1999 resulting from property additions of $1.8 million related to the addition of fifteen It's About Games(TM) Company-owned stores, $1.0 million for computer hardware and software upgrades and $400,000 of goodwill recorded on the acquisition of Plato's Closet(R).

Financing activities used $640,100 of cash in 1999. The Company received proceeds from notes payable of $3.0 million drawn on the committed term loan. The $4.2 million payments on long-term debt include $1.6 million related to the installment payments on the notes payable entered with the purchase of Video Game Exchange, Inc., $1.6 million payments on the line of credit, $858,000 payments on the settlement agreement and $149,000 on other debt. The Company received $492,700 in cash from the options exercised and shares purchased through the Employee Stock Purchase Plan in 1999.

As of December 25, 1999, the Company had a $7.5 million committed revolving line of credit which is due for renewal on April 30, 2000. Borrowings against the line carry an interest rate of the bank's base rate plus one-half of one percent, which was 9.0% at December 25, 1999. At December 25, 1999, the Company had borrowings of $6.2 million against the line. The Company expects to renew this line of credit.

In addition to the line of credit, the Company had a $8.0 million converted bank term note. Borrowings against the converted note carry an interest rate of the bank's base rate plus one percent, which was 9.5% at December 25, 1999. Borrowings could be made and repaid through March 31, 1999 on a revolving basis at which date the total amount outstanding was converted to term debt, which will be paid off in monthly installments that began May 1, 1999 and end March 4, 2004. At December 25, 1999, the Company had borrowings of $7.1 million against the note.

A second bank term note bears interest at the bank's base rate plus one percent which was 9.5% at December 25, 1999. It is due in monthly principal and interest installments through September 2002. At December 25, 1999 the Company had borrowings of $2.5 million against the note.

The Company believes that its current cash position, cash generated from future operations, availability of line of credit borrowings, assuming renewal, and tax refunds available as a result of the net operating loss carryback will be adequate to meet the Company's current obligations and operating needs.

FORWARD LOOKING STATEMENTS

The statements made in this report that are not historical facts are forward looking statements. Such statements are based on current expectations but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements. Important factors which may result in variations from results contemplated by such forward looking statements include, but are not limited to: (1) the Company's ability to attract qualified franchisees; (2) the Company's ability to collect its receivables; (3) the Company's ability to open stores; (4) each store's ability to acquire high-quality, used merchandise; (5) the Company's ability to control selling, general and administrative expenses; (6) the Company's ability to operate the Company-owned stores profitably; (7) the Company's ability to negotiate acceptable lease terminations in connection with the It's About Games(TM) restructuring; and (8) the Company's ability to obtain competitive financing to fund its growth.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's Credit Agreements described in Footnote 6 to the financial statements as well as in the Management's Discussion and Analysis carries interest rate risk. Amounts borrowed under this Agreement are subject to interest charges at a rate tied to the lender's base rate. This is generally the prime rate. Should the lenders base rate change, the Company's interest expense will increase or decrease accordingly. As of December 25, 1999, the Company had borrowed approximately $15.7 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost the Company $157,000 in additional gross interest cost on an annual basis.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   Grow Biz International, Inc. and Subsidiary
                          Index to Financial Statements

        Consolidated Balance Sheets                           Page 18
        Consolidated Statements of Operations                 Page 19
        Consolidated Statements of Shareholders' Equity       Page 20
        Consolidated Statements of Cash Flows                 Page 21
        Consolidated Notes to Financial Statements            Page 22
        Report of Independent Public Accountants              Page 32

                   GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                                      ---------------------------------------
                                                                       December 25, 1999   December 26, 1998
                                                                      ---------------------------------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                             $         --        $  2,418,000
     Receivables, less allowance for doubtful accounts of $1,044,000
          and $1,053,000 (Note 3)                                            11,164,600          13,893,700
     Inventories                                                              1,959,600          10,124,400
     Prepaid expenses and other                                               6,773,800           2,459,300
     Deferred income taxes (Note 7)                                           2,074,200           1,699,100
                                                                           ------------        ------------
                           Total current assets                              21,972,200          30,594,500

LONG-TERM RECEIVABLES (Note 3)                                                1,156,300           1,208,600

PROPERTY AND EQUIPMENT:
     Furniture and equipment                                                  6,280,800           7,131,000
     Building and building improvements                                       3,681,800           3,765,300
     Less - accumulated depreciation and amortization                        (5,593,500)         (4,935,800)
                                                                           ------------        ------------
                           Property and equipment, net                        4,369,100           5,960,500

OTHER ASSETS:
     Noncompete agreements and other, net of accumulated
          amortization of $2,531,600 and $2,388,800                             329,800             554,500
     Goodwill, net of accumulated amortization of $148,100 and
          $339,600                                                            1,814,400           4,822,800
                                                                           ------------        ------------
                           Total other assets                                 2,144,200           5,377,300
                                                                           ------------        ------------
                                                                           $ 29,641,800        $ 43,140,900
                                                                           ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                      $  5,350,700        $ 11,306,600
     Accrued liabilities                                                      3,707,000           1,818,700
     Current maturities of long-term debt (Note 6)                            9,287,600          14,464,300
     Deferred franchise fee revenue                                             878,900           1,901,800
                                                                           ------------        ------------
                           Total current liabilities                         19,224,200          29,491,400

COMMITMENTS AND CONTINGENCIES (Note 8)

LONG-TERM DEBT (Note 6)                                                       7,528,500           3,484,600

SHAREHOLDERS' EQUITY (Note 5):
     Common stock, no par, 10,000,000 shares authorized,
          5,346,119 and 5,079,055 shares issued and outstanding               1,313,500                  --
     Retained earnings                                                        1,575,600          10,164,900
                                                                           ------------        ------------

                           Total shareholders' equity                         2,889,100          10,164,900
                                                                           ------------        ------------
                                                                           $ 29,641,800        $ 43,140,900
                                                                           ============        ============

        The accompanying notes are an integral part of these consolidated financial statements.

                   GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                                          ------------------------------------------------------------
                                                                                Fiscal Year Ended
                                                                                -----------------
                                                           December 25, 1999    December 26, 1998   December 27, 1997
                                                          ------------------------------------------------------------
REVENUE
     Merchandise sales                                        $ 45,163,000        $ 73,306,000        $ 66,889,100
     Royalties                                                  19,085,100          19,472,800          17,328,500
     Franchise fees                                              1,942,200           2,986,400           3,907,200
     Advertising and other                                         368,100             585,700             710,500
                                                              ------------        ------------        ------------
                     Total revenue                              66,558,400          96,350,900          88,835,300

COST OF MERCHANDISE SOLD                                        39,386,800          60,324,600          56,633,700

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                                        28,320,200          29,105,000          24,989,900

RESTRUCTURING AND OTHER (Note 4)                                11,345,500                  --                  --

GAIN ON SALE OF DISC GO ROUND                                           --           5,231,500                  --
                                                              ------------        ------------        ------------

                      Income (loss) from operations            (12,494,100)         12,152,800           7,211,700

LITIGATION SETTLEMENT (Note 6)                                          --                  --          (2,000,000)

INTEREST EXPENSE                                                (1,545,700)           (710,500)           (256,700)

INTEREST INCOME                                                    252,800             471,700             359,400
                                                              ------------        ------------        ------------

                      Income (loss) before income taxes        (13,787,000)         11,914,000           5,314,400

(BENEFIT) PROVISION FOR INCOME TAXES (Note 7)                   (5,197,700)          4,670,200           2,083,200
                                                              ------------        ------------        ------------

NET INCOME (LOSS)                                             $ (8,589,300)       $  7,243,800        $  3,231,200
                                                              ============        ============        ============

BASIC EARNINGS (LOSS) PER SHARE                               $      (1.65)       $       1.28        $        .53
                                                              ============        ============        ============

BASIC WEIGHTED AVERAGE SHARES
OUTSTANDING                                                      5,205,900           5,664,000           6,116,200
                                                              ============        ============        ============

DILUTED EARNINGS (LOSS) PER SHARE                             $      (1.65)       $       1.24        $        .52
                                                              ============        ============        ============

DILUTED WEIGHTED AVERAGE SHARES
OUTSTANDING                                                      5,205,900           5,832,700           6,273,500
                                                              ============        ============        ============

        The accompanying notes are an integral part of these consolidated financial statements.

                   GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY

                 Consolidated Statements of Shareholders' Equity
  Fiscal years ended December 25, 1999 December 26, 1998 and December 27, 1997

                                                        ------------------------------------------------------------
                                                                Common Stock
                                                                ------------              Retained
                                                           Shares          Amount         Earnings         Total
                                                        ------------------------------------------------------------
BALANCE, December 28, 1996                                 6,263,444    $ 10,952,900    $  6,744,600    $ 17,697,500
     Repurchase of common stock (Note 5)                    (386,819)     (4,217,300)             --      (4,217,300)
     Stock options exercised and related tax benefits        125,589         739,300              --         739,300
     Net income                                                   --              --       3,231,200       3,231,200
                                                        ------------    ------------    ------------    ------------

BALANCE, December 27, 1997                                 6,002,214    $  7,474,900    $  9,975,800    $ 17,450,700
     Repurchase of common stock (Note 5)                  (1,111,915)     (9,473,300)     (7,054,700)    (16,528,000)
     Stock options exercised and related tax benefits        188,756       1,998,400              --       1,998,400
     Net income                                                   --              --       7,243,800       7,243,800
                                                        ------------    ------------    ------------    ------------

BALANCE, December 26, 1998                                 5,079,055    $         --    $ 10,164,900    $ 10,164,900
     Issuance of common stock                                182,991         820,800              --         820,800
     Stock options exercised and related tax benefits         84,073         492,700              --         492,700
     Net loss                                                     --              --      (8,589,300)     (8,589,300)
                                                        ------------    ------------    ------------    ------------

BALANCE, December 25, 1999                                 5,346,119    $  1,313,500    $  1,575,600    $  2,889,100
                                                        ============    ============    ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                   GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                                                         -------------------------------------------------
                                                                                         Fiscal Year Ended
                                                                                         -----------------
                                                                           December 25,     December 26,     December 27,
                                                                               1999             1998             1997
                                                                         -------------------------------------------------
OPERATING ACTIVITIES:
     Net income (loss)                                                    $ (8,589,300)    $  7,243,800     $  3,231,200
     Adjustments to reconcile net income to net cash provided by operating activities -
         Depreciation and amortization                                       2,312,900        2,074,500        1,878,100
         Restructuring and other                                             9,198,500               --               --
         Loss on sale of retail stores                                              --          (39,800)              --
         Deferred income tax                                                  (375,100)        (207,500)         234,800
              Change in operating assets and liabilities:
              Receivables                                                    2,878,300         (278,100)         446,500
              Inventories                                                    5,972,600       (6,298,300)      (1,461,900)
              Prepaid expenses and other                                    (4,419,300)        (476,000)        (998,500)
              Accounts payable                                              (6,465,900)       4,701,800          934,500
              Accrued liabilities                                            1,888,500       (2,143,300)       2,505,700
              Deferred franchise fee revenue                                (1,022,900)      (1,402,200)        (681,000)
                                                                          ------------     ------------     ------------
                  Net cash provided by operating activities                  1,378,300        3,174,900        6,089,400
                                                                          ------------     ------------     ------------

INVESTING ACTIVITIES:
     Purchases of property and equipment, net                               (2,805,700)      (2,302,900)        (366,900)
     Increase in other assets                                                 (350,500)        (400,200)         (31,300)
     Proceeds from sale of net assets of Disc Go Round                              --        1,768,500               --
     Acquisition of Video Game Exchange, Inc. (Note 4)                              --               --       (6,579,700)
                                                                          ------------     ------------     ------------
                  Net cash provided by (used for) investing activities      (3,156,200)        (934,600)      (6,977,900)
                                                                          ------------     ------------     ------------

FINANCING ACTIVITIES:
     Notes payable                                                           3,044,000       13,772,100        6,767,000
     Payments on long-term debt, net                                        (4,176,800)      (2,152,900)        (701,200)
     Repurchase of common stock (Note 5)                                            --      (16,528,000)      (4,217,300)
     Proceeds from stock option and warrants exercises                         492,700        1,998,500          739,200
                                                                          ------------     ------------     ------------
                  Net cash provided by (used for) financing activities        (640,100)      (2,910,300)       2,587,700
                                                                          ------------     ------------     ------------

INCREASE (DECREASE) IN CASH                                                 (2,418,000)        (670,000)       1,699,200
CASH AND CASH EQUIVALENTS, beginning of period                               2,418,000        3,088,000        1,388,800
                                                                          ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, end of period                                  $         --     $  2,418,000     $  3,088,000
                                                                          ============     ============     ============

SUPPLEMENTAL DISCLOSURES:
     Cash paid for interest                                               $  1,506,700     $    682,200     $    196,600
                                                                          ============     ============     ============
     Cash paid for income taxes                                           $    350,400     $  4,746,400     $  2,744,300
                                                                          ============     ============     ============

NON CASH INVESTING AND FINANCING ACTIVITIES:
     Note received in exchange for sale of inventory and property and
     equipment                                                            $    927,700     $  1,974,500     $         --
                                                                          ============     ============     ============
     Assets acquired through the issuance of stock                        $    820,800     $         --     $         --
                                                                          ============     ============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

                   GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY

                 Consolidated Notes to the Financial Statements
                     December 25, 1999 and December 26, 1998

1.    ORGANIZATION AND BUSINESS:

Grow Biz International, Inc. (the Company) offers licenses to operate retail stores using the service marks "Play It Again Sports", "Once Upon A Child", "Computer Renaissance", "Music Go Round", "ReTool" and "Plato's Closet". The initial franchise fee is $20,000 for all concepts. In addition, the Company sells inventory to its franchisees through its "Buying Group" and operates retail stores. The Company has a 52/53-week fiscal year which ends on the last Saturday in December.

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

2.    SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS SEGMENT INFORMATION

The Company is engaged in principally one business segment - developing, licensing, franchising and servicing a system of retail stores which buy, sell, trade and consign used and new products. The Company's revenue by retail store concept was as follows:

                           December 25, 1999    December 26, 1998    December 27, 1997
                           -----------------    -----------------    -----------------
Play It Again Sports(R)      $ 36,864,100         $ 54,347,400         $ 58,520,000
Once Upon A Child(R)            5,372,300            5,305,700            5,005,400
Computer Renaissance(R)         6,569,500           12,279,700           10,566,500
Music Go Round(R)               4,015,000            5,503,400            4,598,200
Disc Go Round(R)                       --            1,426,700            2,532,000
It's About Games(TM)           12,856,900           17,376,700            7,613,200
ReTool(R)                         655,400              111,300                   --
Plato's Closet(R)                 225,200                   --                   --
                             ------------         ------------         ------------
                             $ 66,558,400         $ 96,350,900         $ 88,835,300
                             ============         ============         ============

The Company's significant assets are located within the United States and it generates all revenues from United States operations other than 1999 franchising revenues from Canadian operations of $1.6 million.

CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost which approximates fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments approximates their carrying values as of December 1999 and 1998. The carrying amounts for cash and trade receivables approximate fair value due to the maturity of the instruments. The fair values of borrowings and notes receivable are estimated by discounting future cash flow payment streams using rates that approximate those of comparable borrowings and notes receivable.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has a policy of periodically reviewing for potential impairment of long-lived assets. During 1999, the Company recognized a pre-tax impairment loss of $275,500 related to the fixed assets of Music Go Round(R). The impairment was identified through the exploration of sale opportunities and resulted in an increase in selling, general and administrative expenses.

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

REVENUE RECOGNITION

The Company collects royalties from each franchise based on retail store gross sales. The Company recognizes royalties as revenue when earned. The Company collects franchise fees when franchise agreements are consummated and recognizes the franchise fees as revenue when substantially all initial franchise services have been performed. The Company had deferred franchise fee revenue of $878,900 and $1,901,800 at December 25, 1999 and December 26, 1998, respectively.

NET INCOME (LOSS) PER COMMON SHARE

The Company calculates net income (loss) per share in accordance with FASB Statement No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Net Income (Loss) Per Common Share - Basic. The Company calculates Net Income (Loss) Per Share - Dilutive by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method. A reconciliation of basic weighted average number of shares outstanding to dilutive average number of shares outstanding is as follows:

                                                   December 25, 1999    December 26, 1998    December 27, 1997
                                                   -----------------    -----------------    -----------------
Weighted average shares outstanding - Basic            5,205,900            5,664,000            6,116,200
Dilutive effect of stock options after application
of the treasury stock method                                  --              168,700              157,300
                                                       ---------            ---------            ---------
Weighted average shares outstanding - Dilutive         5,205,900            5,832,700            6,273,500
                                                       =========            =========            =========

3.    RECEIVABLES:

The Company's current receivables consisted of the following:

                                                   December 25, 1999      December 26, 1998
                                                   -----------------      -----------------
Trade (Net)                                           $ 7,068,800           $ 10,620,900
Royalty                                                 3,188,500              2,041,300
Notes Receivable                                        2,013,500              2,258,300
Other                                                      50,100                181,800
                                                     ------------           ------------
                                                       12,320,900             15,102,300
Less:  Long-term Notes                                 (1,156,300)            (1,208,600)
                                                     ------------           ------------
Current Receivables                                  $ 11,164,600           $ 13,893,700
                                                     ============           ============

As part of its normal operating procedures, the Company requires Standby Letters of Credit as collateral for a portion of its trade receivables from its first-year and second-year stores.

Included in accounts receivable above are notes receivable consisting of the following:

In December 1998, the Company sold certain assets of nine Company-owned retail stores to the former president of Music Go Round(R) for $2.0 million. In connection with the sale, the Company received (1) a short-term note of $700,000, collected in January 1999, (2) a $1.0 million note secured by certain assets of the stores bearing interest of 8% and payable in monthly principal and interest installments until January 2006 and (3) a $274,500 note payable in eighteen equal monthly principal installments beginning February 15, 1999.

The remaining notes receivable resulted from the sale of Company-owned retail stores bearing interest ranging from 8% to 9.75%, payable in monthly principal and interest installments and maturing at various dates from 2000 to 2006.

4.    ACQUISITIONS AND DISPOSITIONS:

PURCHASE OF VIDEO GAME EXCHANGE, INC.

In August 1997, Grow Biz Games, Inc., a wholly-owned subsidiary of Grow Biz International, Inc., acquired certain assets and franchising rights of Video Game Exchange, Inc. ("VGE") a forty store retail chain headquartered in Cleveland, Ohio for $6,579,700. The acquisition was accounted for under the purchase method of accounting. Pursuant to the purchase, the Seller and its shareholders entered into agreements not to compete with the Company for five years. Of the total purchase price, $4.5 million was financed through a five-year bank term loan payable in sixty equal installments plus accrued interest at the bank's base rate plus one-half of one percent. The former owner of VGE financed $2.0 million through a two-year note payable in twenty-four equal installments plus accrued interest at prime plus one-half of one percent. The $4.3 million cost in excess of net assets acquired was recorded as goodwill.

The following are the unaudited pro forma results of operations for 1997, as if the above acquisition had occurred on December 28, 1996:

                                                   December 27, 1997
                                                   -----------------
Revenue                                               $ 97,230,400
Net income                                               3,498,000
Net income per common share (basic)                   $        .57
Net income per common share (diluted)                 $        .56

DISPOSITION OF IT'S ABOUT GAMES(TM)

In the third quarter of 1999, the Company made the decision to dispose of the It's About Games(TM) concept. Accordingly, a restructuring charge and charge for asset impairment was taken. In December 1999, the Company completed the sale of the assets of the Company's It's About Games(TM) concept. The Company undertook an orderly liquidation of the inventory and other assets by conducting a liquidation sale. Approximately 50% of the assets were disposed of in three main transactions.

The first sale, of substantially all of the assets of fourteen stores in Kentucky, Maryland, Ohio and Pennsylvania, was for $114,200 plus inventory valued at 40% of cost, to be received in cash and a promissory note. The second sale, of substantially all of the assets of fourteen stores in Ohio, was for $42,000 plus inventory at 40% of cost, to be received in cash and a promissory note. The third sale, was a bulk inventory sale for $140,000 cash. The remaining assets of the It's About Games(TM) concept were disposed of by abandonment or liquidation sale resulting in a total restructuring charge of $11,345,500 for the year ended December 25, 1999.

Restructuring Reserve:

                                 Facility Costs     Employee Costs     Other Costs        Total
                                 --------------     --------------     -----------     -----------
Balance at September 25, 1999     $ 2,247,000        $        --       $    75,000     $ 2,322,000
Additional Provisions                      --            175,000                --         175,000
Amounts Paid                          (30,500)          (149,800)         (155,300)       (335,600)
Amounts Reclassed                     (80,300)                --            80,300              --
Amounts Reversed                     (350,000)                --                --        (350,000)
                                  -----------        -----------       -----------     -----------
Balance at December 25, 1999      $ 1,786,200        $    25,200       $        --     $ 1,811,400
                                  ===========        ===========       ===========     ===========

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

5.    SHAREHOLDERS' EQUITY:

REPURCHASE OF COMMON STOCK

Since November 1995, the Company's Board of Directors has authorized the repurchase of up to 3,000,000 shares of the Company's common stock on the open market. As of December 25, 1999, the Company had repurchased 2,560,828 shares of its stock at an average price of $11.70 per share. No shares were repurchased in the year ended December 25, 1999.

STOCK OPTION PLAN

The Company has authorized up to 1,400,000 shares of common stock be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company's 1992 Stock Option Plan (the Plan). Grants can be made by the board of directors or a board-designated committee at a price of not less than 100% of the fair market value on the date of grant. If an incentive stock option is granted to an individual who owns more than 10% of the voting rights of the Company's common stock, the option exercise price may not be less than 110% of the fair market value on the date of grant. The term of the options may not exceed ten years, except in the case of nonqualified stock options, whereby the terms are established by the board of directors or a board-designated committee. Options may be exercisable in whole or in installments, as determined by the board of directors or a board-designated committee.

Stock options granted and exercised under the plan as of December 25, 1999 were as follows:

                                                           Weighted Average
                                      Number of Shares      Exercise Price
                                      ----------------      --------------
Outstanding at December 28, 1996          716,125              $   8.68
     Granted                              145,750                 11.31
     Exercised                          (101,968)                  4.79
     Forfeited                           (61,045)                  9.82
                                       ----------              --------
Outstanding at December 27, 1997          698,862                  9.88
     Granted                               87,750                 12.42
     Exercised                          (170,051)                  9.52
     Forfeited                           (66,624)                 11.35
                                       ----------              --------
Outstanding at December 26, 1998          549,937              $   9.54
     Granted                              150,000                  4.25
     Exercised                           (76,500)                  7.58
     Forfeited                          (192,061)                 10.92
                                       ----------              --------
Outstanding at December 25, 1999          431,376              $   7.43
                                       ==========              ========

Options outstanding as of December 25, 1999 are exercisable as follows:

                                 Options Outstanding                          Options Exercisable
                    ---------------------------------------------------    -------------------------
                                      Weighted
                                       Average                                             Weighted
                                      Remaining            Weighted                        Average
    Range of           Number      Contractual Life        Average           Number      Exercisable
 Exercise Price     Outstanding        (Years)         Exercise Price      Exercisable      Price
 --------------     -----------        -------         --------------      -----------      -----
 $2.00 -  $2.00        35,000            .08              $  2.00             35,000       $  2.00
  4.25 -   4.25       150,000           4.92                 4.25                 --          4.25
  7.75 -  8.065        60,813           1.05                 7.92             44,252          7.92
  9.00 - 10.625       109,375            .79                 9.95             65,750         10.06
11.875 -  12.25        76,188            .88                12.20             23,002         12.17
                    ---------                                              ---------
                      431,376                                                168,004
                    =========                                              =========

All unexercised options at December 25, 1999 have an exercise price equal to the fair market value on the date of the initial grant.

EMPLOYEE STOCK PURCHASE PLAN

The Company sponsors an Employee Stock Purchase Plan ("Employee Plan") and reserved 100,000 shares of the Company's common stock for issuance to employees who elect to participate. The Employee Plan operates in one-year phases and stock may be purchased at the end of each phase. The stock purchase price is 85% of the fair market value of such common stock on the commencement date or termination date of the phase, whichever is lower. In April 1999, the Company issued 7,573 shares under the plan at a price of $9.67. As of December 25, 1999, contributions had been received for the issuance of 5,012 shares to be issued in April 2000.

The Company accounts for the above plans under APB Opinion No. 25, and accordingly, no compensation expense relating to the granting of options has been recognized in the Statement of Operations. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), the Company's proforma net income (loss) and net income (loss) per common share would have changed to the following proforma amounts:

                                                         1999             1998            1997
                                                         ----             ----            ----
Net Income (Loss):                   As Reported    $ (8,589,300)     $ 7,243,800     $ 3,231,200
                                     Pro Forma        (8,786,600)       7,066,300       3,080,000

Net Income (Loss) Per Common Share
(Diluted):                           As Reported    $      (1.65)     $      1.24     $       .52
                                     Pro Forma      $      (1.69)     $      1.21     $       .49

The fair value of each option granted subsequent to January 1, 1995 in accordance with SFAS 123 was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 5.98% in 1999, 5.549% in 1998 and 5.77% to 6.83% in 1997, expected life of five years for 1999, 1998 and 1997, expected volatility of 64.13% in 1999, 30.69% in 1998 and 20.11% to 36.85% in 1997.

NONPLAN OPTIONS

The Company sponsors a Stock Option Plan for Nonemployee Directors (the "Nonemployee Directors Plan") and reserved a total of 100,000 shares for issuance to directors of the Company who are not employees. The Nonemployee Directors Plan provides that each director who is not an employee of the Company will receive an option to purchase 25,000 common shares upon initial election as a director at a price equal to the fair market value on the date of grant. Each option granted under the Nonemployee Directors Plan vests and becomes exercisable in five equal increments of 5,000 shares, beginning one year after the date of grant.

The Company granted 50,000 options in 1993 and 50,000 options in 1995 to purchase the Company's common stock at $10.00 per share to four non-employee directors. All options granted to non-employee directors expired in 1999. There were no shares outstanding and exercisable at December 25, 1999.

The Company accounts for nonplan options in accordance with SFAS 123 estimated on the date of grant using the Black-Scholes option pricing model.

6.    REVOLVING LINE OF CREDIT AND LONG-TERM DEBT:

The Company's revolving credit and long-term debt consisted of the following:

                                  December 25, 1999      December 26, 1998
                                  -----------------      -----------------
Revolving Line of Credit             $  6,165,900          $ 11,955,900
Bank Term Debt                          9,575,000             3,375,000
Note Payable                              859,600             2,353,800
Other                                     215,600               264,200
                                     ------------          ------------
Total                                  16,816,100            17,948,900
Less:  Current Portion                 (9,287,600)          (14,464,300)
                                     ------------          ------------
                                     $  7,528,500          $  3,484,600
                                     ============          ============

The Company has a $8.5 million committed revolving line of credit which is due for renewal on April 30, 2000. Borrowings against the line carry an interest rate of the bank's base rate plus one-half of one percent which was 9.0% at December 25, 1999. At December 25, 1999 the Company had borrowings of $6.2 million against the line.

In addition to the line of credit, the Company has a $8.0 million converted bank term note. Borrowings against the converted note carry an interest rate of the bank's base rate plus one percent, which was 9.5% at December 25, 1999. Borrowings could be made and repaid through March 31, 1999 on a revolving basis at which date the total amount outstanding was converted to term debt, which will be paid off in monthly installments that began May 1, 1999 and end March 4, 2004. At December 25, 1999, the Company had borrowings of $7.1 million against the note.

A second bank term note bears interest at the bank's base rate plus one percent which was 9.5% at December 25, 1999. It is due in monthly principal and interest installments through September 2002. At December 25, 1999 the Company had borrowings of $2.5 million against the note.

The debt facilities listed above are secured by all tangible and intangible assets of the Company. The notes contain various restrictive covenants which, among other matters, require the Company to maintain a minimum capital base, liabilities to capital base ratio and debt service coverage ratio. As of December 25, 1999, the Company was not in compliance with all of the covenants, but has received a waiver from the bank. The Company amended the existing debt agreements effective December 25, 1999 and intends to be in full compliance of the new covenants for the forth-coming year.

In November 1998, the Company entered into a Repurchase of Rights and Settlement Agreement and dropped its appeal of a February 1998 court ruling requiring the Company to pay $2.0 million to an early partner in the original Play It Again Sports store. Under the agreement, the Company paid $400,000 and signed a three-year note in which the Company is required to pay monthly principal and interest payments at 8%. At December 25, 1999 the balance, including accrued interest of $87,100, was $859,600.

Future maturities of long-term debt as of December 25, 1999 are as follows:

2000                            $  9,287,600
2001                               3,194,000
2002                               2,506,400
2003                               1,734,000
2004                                  36,700
Thereafter                            57,400
                                ------------
                                $ 16,816,100
                                ============

7.    INCOME TAXES:

Components of the provision for income taxes were as follows:

                                             December 25, 1999     December 26, 1998     December 27, 1997
                                             -----------------     -----------------     -----------------
Currently payable:
     Federal                                    $ (4,217,600)         $  4,052,700          $  1,423,400
     State                                          (605,000)              825,000               425,000
                                                ------------          ------------          ------------
         Subtotal                                 (4,822,600)            4,877,700             1,848,400
     Deferred income tax (benefit)/expense          (375,100)             (207,500)              234,800
                                                ------------          ------------          ------------
         Total tax provision                    $ (5,197,700)         $  4,670,200          $  2,083,200
                                                ============          ============          ============

The effective tax rate differs from the federal statutory rate due primarily to the following:

                                             December 25, 1999     December 26, 1998     December 27, 1997
                                             -----------------     -----------------     -----------------
Federal statutory rate                              34.0%                 34.0%                 34.0%
State income taxes, net of federal benefit           2.9                   4.6                   5.3
Nondeductible meals and entertainment               (0.2)                  0.3                   0.7
Other, net                                           1.0                   0.3                  (0.8)
                                                 -------               -------               --------
                                                    37.7%                 39.2%                 39.2%
                                                 =======               =======               ========

Deferred income taxes are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than they are reported for financial reporting. The components of the deferred tax asset were as follows:

                                             December 25, 1999      December 26, 1998
                                             -----------------      -----------------
Deferred settlement expense                      $   336,900            $   627,200
Deferred franchise fees                              101,900                431,400
Accounts receivable reserves                         409,200                412,800
Accrued restructuring charge                         710,000                     --
Other                                                516,200                227,700
                                                ------------           ------------
     Net deferred tax asset                     $  2,074,200           $  1,699,100
                                                ============           ============

8.    COMMITMENTS AND CONTINGENCIES:

EMPLOYEE BENEFIT PLAN

The Company provides a 401(k) Savings Incentive Plan which covers substantially all employees. The plan provides for matching contributions and optional profit-sharing contributions at the discretion of the board of directors. Employee contributions are fully vested; matching and profit-sharing contributions are subject to a five-year service vesting schedule. Company contributions to the plan for 1999, 1998 and 1997 were $332,300, $279,500 and $253,500, respectively.

OPERATING LEASES

The Company conducts all of its retail operations in leased facilities that expire over the next five years. A majority of these leases require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rent. Total rent expense under these operating leases was $2,834,200 in 1999, $2,531,600 in 1998 and $1,468,100 in 1997. As of December 25, 1999,
minimum rental commitments under noncancelable operating leases are: $701,000 in 2000, $563,800 in 2001, $467,000 in 2002, $453,700 in 2003, $83,000 in 2004 and
none thereafter.

The Company rents a retail space from PIAS Holdings, a partnership of two of the Company's officers, through an agreement that expires September 2000. Payments under this agreement were approximately $66,000 in 1999, 1998 and 1997.

LITIGATION

The Company is exposed to a number of asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

CONSULTING AGREEMENTS

The Company has a consulting agreement with the former owner of Tool Traders, Inc. The agreement requires the Company to pay the following percentages of receipts from franchising ReTool(R) stores during the following periods:
September 14, 1999 through September 13, 2001 - 5%; September 14, 2001 through September 13, 2003 - 4%; September 14, 2003 through September 13, 2004 - 3%; September 14, 2004 through September 13, 2005 - 2% and September 14, 2005 through September 13, 2006 - 1%.

The Company has a consulting agreement with the former owner of Plato's Closet, Inc. The agreement requires the Company to pay the following percentages of receipts from franchising Plato's Closet(R) stores during the following periods:
January 1, 1999 through December 31, 2000 - 5%; January 1, 2001 through December 31, 2002 - 4%; January 1, 2003 through December 31, 2003 - 3%; January 1, 2004 through December 31, 2004 - 2% and January 1, 2005 through December 31, 2005 -
1%.

9.    RELATED PARTY TRANSACTION:

In November 1999, the Company engaged a shareholder of the Company to act as a non-exclusive financial advisor to the Company. Under the engagement agreement, the shareholder provided services to the Company in the areas of strategic planning and business development through February 29, 2000. In the event that a significant strategic transaction occurs that was initiated by the shareholder, and subject to a number of other conditions, the Company will issue to the shareholder a warrant to purchase up to 200,000 shares of the Company's common stock, exercisable over eight years at an exercise price of $6.00 per share. The shareholder owns approximately 8.9% of the outstanding shares of the Company's common stock as of March 13, 2000.

10.   QUARTERLY FINANCIAL DATA:

The Company's unaudited quarterly results for the years ended December 25, 1999 and December 26, 1998 were as follows:

                                               First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                                               -------------   --------------   -------------   --------------
         1999
Total Revenue                                  $ 18,535,400    $ 15,264,800     $ 16,673,600    $ 16,084,600
Income (loss) from Operations                       (17,300)         88,200      (11,909,000)       (656,000)
Net Income (loss)                                  (175,200)       (121,300)      (7,440,900)       (851,900)
Net Income (Loss) Per Common Share - Basic     $       (.03)   $       (.02)    $      (1.43)   $       (.16)
Net Income (Loss) Per Common Share - Diluted   $       (.03)   $       (.02)    $      (1.43)   $       (.16)

         1998
Total Revenue                                  $ 25,623,400    $ 23,497,800     $ 22,484,000    $ 24,745,800
Income from Operations                            1,175,600       6,877,900        2,490,700       1,608,800
Net Income                                          690,900       4,213,000        1,503,100         836,800
Net Income Per Common Share - Basic            $        .12    $        .70     $        .27    $        .17
Net Income Per Common Share - Diluted          $        .11    $        .68     $        .26    $        .16

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Grow Biz International, Inc.:

We have audited the accompanying consolidated balance sheets of Grow Biz International, Inc. and Subsidiary (Minnesota corporations) as of December 25, 1999 and December 26, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 25, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grow Biz International, Inc. and Subsidiary as of December 25, 1999 and December 26, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 1999, in conformity with accounting principles generally accepted in the United States.


                                       ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
January 28, 2000

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company are as follows:

NAME                       AGE    POSITION
----                       ---    --------

K. Jeffrey Dahlberg        46     Chairman of the Board and Chief Executive
                                  Officer

Ronald G. Olson            59     Vice Chairman

Ted R. Manley              50     President and Chief Operating Officer

David J. Osdoba, Jr.       44     Vice President of Finance and Chief Financial
                                  Officer

Charles V. Kanan           48     President / Play It Again Sports(R)

Taylor Bond                38     President / Computer Renaissance(R)

Randel S. Carlock          51     Director

Dennis J. Doyle            47     Director

Bruce C. Sanborn           47     Director

Robert C. Pohlad           45     Director

                          ----------------------------

K. JEFFREY DAHLBERG has served as Chief Executive Officer of the Company since May 1999 and Chairman of the Board of Directors since January 1990. Mr. Dahlberg served as President and Chief Executive Officer of Dahlberg, Inc., a publicly-held manufacturer and distributor of hearing aids and franchisor of hearing aid retail stores, from June 1988 to December 1992 and as a director of Dahlberg, Inc. until July 1993. He has served as Chairman of the Board of Franchise Business Systems, Inc., a franchise consulting firm, since July 1988.

RONALD G. OLSON has served as Vice Chairman of the Company since May 1999. He served as President and Chief Executive Officer of the Company from January 1990 until May 1999. Mr. Olson has been President and Chief Executive Officer of Franchise Business Systems, Inc., a franchise consulting firm, since July 1988.

TED R. MANLEY has served as President and Chief Operating Office of the Company since July 1999. From September 1997 until July 1999 he served as Executive Vice President of Operations. He served as President of Once Upon A Child(R) from January 1997 until January 1999 and General Manager from July 1994 to January 1997. Mr. Manley was Senior Vice President of Braun's Fashions Corporation, a women's retail clothing store chain, from November 1989 to June 1994.

DAVID J. OSDOBA, JR. has served as Vice President of Finance and Chief Financial Officer of the Company since August 1996. From August 1993 through August 1996 Mr. Osdoba served as Corporate Controller of the Company. Mr. Osdoba was an independent financial and business consultant from January 1991 through July 1993. He was Chief Financial Officer for Harold Corporation, a Minneapolis based women's specialty retailer, from September 1984 to December 1990.

CHARLES V. KANAN has served as President of Play It Again Sports(R) since January 1994. From December 1990 to December 1991 Mr. Kanan served as Vice President of Marketing and from January 1992 to December 1993 he served as Executive Vice President, of Dahlberg, Inc.

TAYLOR BOND has served as President of Computer Renaissance(R) since July 1999. He was President and a director of Syzygy Corporation, an Ann Arbor, Michigan-based company that owned and operated a Computer Renaissance(R) franchise from October 1993 to September 1999. From February 1987 through May 1994 Mr. Bond worked for Dominos Pizza, Inc., most recently as National Director of Market Research.

RANDEL S. CARLOCK has served as a Director of the Company since September 1993. He currently serves as an OPUS Professor of Family Enterprise at the University of St. Thomas Graduate School of Business, a position held since 1990. He also served as Chairman of the Board of Audio King, Inc., a Minneapolis consumer electronics company, from March 1990 to June 1997.

DENNIS J. DOYLE has served as a Director of the Company since June 1993. Since 1978, he has served as President and Chief Executive Officer of Welsh Companies, Inc., a real estate development and management firm, and Chairman of the Board of Welsh Construction Corp. Mr. Doyle also serves as a director of the Rottlund Company.

BRUCE C. SANBORN has served as a Director of the Company since June 1993. From 1990 until 1999 he served as Chairman of the Board for the North Central Life Insurance Company and Financial Life Companies, Inc. He is currently working as an independent investor and business advisor.

ROBERT C. POHLAD has served as a Director of the Company since September 1993. Since 1987, he has served as President and Director of Pohlad Companies, a Minneapolis based holding company active in investments and soft drink manufacturing and distribution. Mr. Pohlad also currently serves as a Director of Mesaba Holdings, Inc., Delta Beverage Group, Inc. and Pepsi-Cola Puerto Rico Bottling Company.

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

COMPLIANCE WITH SECTION 16(a)

Section 16(a) of the 1934 Act requires the Company's directors, executive officers and persons who own more than ten percent of the Common Stock of the Company to file with the Securities and Exchange Commission ("Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of common shares of the Company. Directors, officers and greater than ten percent shareholders are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) reports they file. The Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 25, 1999, all Form 3, Form 4 and Form 5 filing requirements were met, except Form 4s were filed late for K. Jeffrey Dahlberg for the months of February 1999 and May 1999 and a Form 4 was filed late for Taylor Bond for the month of September 1999.

ITEM 11: EXECUTIVE COMPENSATION.

The section entitled "Executive Compensation" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 3, 2000, sets forth certain information with respect to the compensation of management of the Registrant and the required information is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The section entitled "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 3, 2000, sets forth certain information with respect to the ownership of the Registrant's Common Stock and the required information is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The section entitled "Certain Relationships and Related Transactions" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 3, 2000, sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and the required information is incorporated herein by reference.


                                     PART IV

ITEM 14: EXHIBITS AND REPORTS ON FORM 8-K.

(a.)  The following documents are filed as a part of this Report:

      1.    FINANCIAL STATEMENTS.
            The financial statements filed as part of this report are listed on the Index to Financial Statements on page 17.

      2.    EXHIBITS.

EXHIBIT NUMBER     DESCRIPTION
--------------     -----------

     3.1           Articles of Incorporation, as amended (Exhibit 3.1) (1)
     3.2           By-laws, as amended and restated to date (Exhibit 3.2) (1)
    10.1           Form of franchise agreement for Play It Again
                   Sports(R)(Exhibit 10.1) (3)
    10.2           Form of franchise agreement for Once Upon A Child(R)(Exhibit
                   10.2) (3)
    10.3           Form of franchise agreement for Computer
                   Renaissance(R)(Exhibit 10.3) (3)
    10.4           Form of franchise agreement for Music Go Round(R)(Exhibit
                   10.4) (3)
    10.5           Form of franchise agreement for ReTool(R)(Exhibit 10.6) (8)
    10.6           Form of franchise agreement for Plato's Closet(R)(Exhibit
                   10.6)
    10.7           Lease for 3505 Hennepin Avenue, Minneapolis Minnesota
                   (Exhibit 10.4) (1)
    10.8 Asset Purchase Agreement dated January 24, 1992 with Sports Traders, Inc. and James D. Van Buskirk ("Van Buskirk") concerning acquisition of wholesale business, including amendment dated March 11, 1992 (Exhibit 10.6 (a) ) (1)
    10.9 Retail store agreement dated January 24, 1992 with Van Buskirk (Exhibit 10.6 (b) ) (1)
    10.10 Noncompetition and Consulting agreement dated January 1, 1990, as amended January 24, 1992, with Martha Morris (Exhibit 10.7) (1)
    10.11 Asset Purchase Agreement dated April 1, 1993 concerning purchase of assets of Computer Renaissance, Inc., including stock option agreement (Exhibit 10.12) (1)
    10.12 1992 Stock Option Plan, including forms of stock option agreement (Exhibit 10.12) (1) (3) (7)

EXHIBIT NUMBER     DESCRIPTION
--------------     -----------

    10.13          Amendment No. 1 to the 1992 Stock Option Plan (Exhibit 10.15)
                   (2)
    10.14          Amendment No. 2 to the 1992 Stock Option Plan (Exhibit 10.16)
                   (2)
    10.15          Amendment No. 3 to the 1992 Stock Option Plan (Exhibit 10.16)
                   (6)
    10.16 Nonemployee Director Stock Option Plan, as amended, including form of stock option agreement (Exhibit 10.16) (2) (7)
    10.17          Employee Stock Purchase Plan of 1994 (Exhibit 10.17) (2) (3)
    10.18 Real Estate Purchase Agreement for Purchase of the Company's headquarters (Exhibit 10.18) (2)
    10.19 Consulting and Noncompetition Agreement dated November 6, 1992 with Lynn and Dennis Blum (Exhibit 10.19) (3)
    10.20          Noncompetition Agreements dated April 1, 1993 with Charles G.
                   Welle and Richard C. Frost related to the purchase of assets of Computer Renaissance (Exhibit 10.20) (3)
    10.21 Asset Purchase Agreement between Grow Biz Games, Inc. and Video Game Exchange, Inc., dated August 15, 1997 (Exhibit 10.1) (4)
    10.22          Term Note, TCF, dated August 8, 1997 (Exhibit 10.3) (4)
    10.23 Non-Negotiable Promissory Note, Video Game Exchange, Inc., dated August 15, 1997 (Exhibit 10.4) (4)
    10.24 Asset Purchase Agreement related to the disposition of Disc Go Round to CD Warehouse, Inc., dated June 16, 1998 (Exhibit 10.1) (5)
    10.25 Letter of Agreement between the Company and Sheldon & Terry Fleck related to the purchase of stock, dated July 3, 1999 (Exhibit 10.1) (9)
    10.26          Consulting Agreement with Sheldon Fleck, dated November 17,
                   1999
    10.27          Trademark Security Agreement, dated November 24, 1999
    10.28          Amended and Restated Credit Agreement, dated December 25,
                   1999
    11.1           Statement of Computation of Per Share Earnings
    21.1           Subsidiaries
    23.1           Consent of Arthur Andersen LLP Independent Public Accountants
    27.1           Financial Data Schedule
    99.1           Cautionary Statements

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

(8) Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

(9) Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 26, 1999.

(b.) Reports on Form 8-K: On October 14, 1999, the Company filed an 8-K related to the restructuring charge related to the discontinuing of operations of the It's About Games(TM) concept.

      On December 10, 1999, the Company filed an 8-K related to disposition of assets of the It's About Games(TM) concept.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY

      By: /s/ K. JEFFREY DAHLBERG                       Date: March 22, 2000
     ------------------------------------------
                 K. Jeffrey Dahlberg
        Chairman and Chief Executive Officer

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

        SIGNATURE                             TITLE                   DATE
        ---------                             -----                   ----

 /s/ K. JEFFREY DAHLBERG         Chairman of the Board and        March 22, 2000
------------------------------   Chief Executive Officer
   K. Jeffrey Dahlberg           (principal executive officer)


 /s/ RONALD G. OLSON             Vice Chairman                    March 22, 2000
------------------------------
   Ronald G. Olson


 /s/ TED R. MANLEY               President and Chief Operating    March 22, 2000
------------------------------   Officer
   Ted R. Manley


 /s/ DAVID J. OSDOBA, JR.        Vice President of Finance and    March 22, 2000
------------------------------   Chief Financial Officer
   David J. Osdoba, Jr.          (principal financial and
                                 accounting officer)

 /s/ RANDEL S. CARLOCK           Director                         March 13, 2000
------------------------------
   Randel S. Carlock


 /s/ DENNIS J. DOYLE             Director                         March 9, 2000
------------------------------
   Dennis J. Doyle


 /s/ ROBERT C. POHLAD            Director                         March 10, 2000
------------------------------
   Robert C. Pohlad


 /s/ BRUCE C. SANBORN            Director                         March 14, 2000
------------------------------
   Bruce C. Sanborn