Form 10-Q
period 2000-03-25
GROW BIZ INTERNATIONAL INC
filed 2000-05-08
CIK 908315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 25, 2000

                         Commission File Number 0-22012
                                                -------

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

         Registrant's Telephone Number, Including Area Code 612-520-8500
                                                            ------------

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

 Common stock, no par value, 5,386,433 shares outstanding as of April 28, 2000.

                          GROW BIZ INTERNATIONAL, INC.

                                      INDEX

PART I.          FINANCIAL INFORMATION                                    PAGE
--------------------------------------------------------------------------------

Item 1.          Financial Statements (Unaudited)

                 CONDENSED BALANCE SHEETS:                                 3
                         March 25, 2000 and December 25, 1999

                 CONDENSED STATEMENTS OF OPERATIONS:                       4
                        Three Months Ended
                        March 25, 2000 and March 27, 1999

                 CONDENSED STATEMENTS OF CASH FLOWS:                       5
                        Three Months Ended
                        March 25, 2000 and March 27, 1999

                 NOTES TO CONDENSED FINANCIAL STATEMENTS                   6

Item 2.          Management's Discussion and Analysis of Financial       7 - 11
                 Condition and Results of Operations

PART II.         OTHER INFORMATION
--------------------------------------------------------------------------------
                 Items 1 through 5 have been omitted since all items are inapplicable or answers negative.

Item 6.          Exhibits and Reports on Form 8-K

(a.) Exhibit
     Number:     Description:
     -------     ------------

       10.1      Employment Agreement with John Morgan, dated March 22, 2000

       10.2 Non-qualified Stock Option Agreement with John Morgan, dated March 22, 2000

       10.3      Common Stock Warrant with Sheldon Fleck, dated March 22, 2000

       10.4 Fourth Amendment to Amended and Restated Credit Agreement, dated April 28, 2000

        27       Financial Data Schedule

        99       Cautionary Statements

(b.) On March 29, 2000, the Company filed an 8-K related to the resignation of
     K. Jeffrey Dahlberg and the appointment of John L. Morgan as Chairman and Chief Executive Officer.

                          GROW BIZ INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       -----------------------------------
                                                                       March 25, 2000    December 25, 1999
                                                                       -----------------------------------
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                         $           --      $           --
     Receivables, less allowance for doubtful accounts of
          $1,113,000 and $1,044,000                                         9,745,700          11,164,600
     Inventories                                                            1,830,800           1,959,600
     Prepaid expenses and other                                             5,753,700           6,773,800
     Deferred income taxes                                                  2,074,200           2,074,200
                                                                       --------------      --------------
                                       Total current assets                19,404,400          21,972,200

     Notes receivable                                                       1,136,600           1,156,300
     Property and equipment, net                                            4,315,900           4,369,100

     Other assets, net                                                      2,079,000           2,144,200
                                                                       --------------      --------------
                                                                       $   26,935,900      $   29,641,800
                                                                       ==============      ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                  $    5,046,100      $    5,350,700
     Accrued liabilities                                                    3,314,800           3,707,000
     Current maturities of long-term debt                                   7,883,700           9,287,600
     Deferred franchise fee revenue                                           940,700             878,900
                                                                       --------------      --------------
                                      Total current liabilities            17,185,300          19,224,200

Long-Term Debt                                                              6,766,400           7,528,500

Shareholders' Equity:
     Common stock, no par, 10,000,000 shares authorized,
          5,381,119 and 5,346,119 shares issued and outstanding             1,383,500           1,313,500
     Retained earnings                                                      1,600,700           1,575,600
                                                                       --------------      --------------

                                       Total shareholders' equity           2,984,200           2,889,100
                                                                       --------------      --------------
                                                                       $   26,935,900      $   29,641,800
                                                                       ==============      ==============


    The accompanying notes are an integral part of these financial statements

                          GROW BIZ INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             -----------------------------------
                                                                      Three Months Ended
                                                             March 25, 2000       March 27, 1999
                                                             -----------------------------------
REVENUE:
     Merchandise sales                                       $    8,268,400       $   12,937,500
     Royalties                                                    4,183,300            4,830,200
     Franchise fees                                                 151,200              555,800
     Advertising and other                                          204,400              211,900
                                                             --------------       --------------
                     Total revenue                               12,807,300           18,535,400

COST OF MERCHANDISE SOLD                                          7,113,700           11,110,400

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                                          5,313,400            7,442,300
                                                             --------------       --------------

                      Income (loss) from operations                 380,200              (17,300)

INTEREST INCOME                                                      45,500              100,100

INTEREST EXPENSE                                                   (384,500)            (370,900)
                                                             --------------       --------------
                      Income (loss) before income taxes              41,200             (288,100)

BENEFIT (PROVISION) FOR INCOME TAXES                                (16,100)             112,900
                                                             --------------       --------------

NET INCOME (LOSS)                                            $       25,100       $     (175,200)
                                                             ==============       ==============

NET INCOME (LOSS) PER COMMON SHARE - BASIC
AND DILUTED                                                  $          .00       $         (.03)
                                                             ==============       ==============

WEIGHTED AVERAGE SHARES OUTSTANDING -
BASIC AND DILUTED                                                 5,357,774            5,103,300
                                                             ==============       ==============


    The accompanying notes are an integral part of these financial statements

                          GROW BIZ INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            -----------------------------------
                                                                                    Three Months Ended
                                                                            March 25, 2000       March 27, 1999
                                                                            -----------------------------------
OPERATING ACTIVITIES:
     Net income (loss)                                                      $       25,100       $     (175,200)
     Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
             Depreciation and amortization                                         339,200              521,300
             Change in operating assets and liabilities:
                         Receivables                                             1,438,600            2,308,400
                         Inventories                                               128,800            2,362,500
                         Prepaid expenses and other                              1,020,100              100,200
                         Accounts payable                                         (304,600)          (5,397,200)
                         Accrued liabilities                                      (392,200)          (1,337,000)
                         Deferred franchise fee revenue                             61,800             (176,300)
                                                                            --------------       --------------
                                Net cash provided by (used for)
                                operating activities                             2,316,800           (1,793,300)
                                                                            --------------       --------------

INVESTING ACTIVITIES:
     Increase in other assets                                                         (600)            (299,100)
     Purchases of property and equipment                                          (220,200)          (1,104,500)
                                                                            --------------       --------------

                                Net cash used for investing activities            (220,800)          (1,403,600)
                                                                            --------------       --------------

FINANCING ACTIVITIES:
     Proceeds from long-term debt                                                       --            1,776,000
     Payments on long-term debt                                                 (2,166,000)            (683,700)
     Proceeds from stock option exercises                                           70,000              287,900
                                                                            --------------       --------------
                                Net cash provided by (used for)
                                financing activities                            (2,096,000)           1,380,200
                                                                            --------------       --------------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                             --           (1,816,700)
Cash and cash equivalents, beginning of period                                          --            2,418,000
                                                                            --------------       --------------
Cash and cash equivalents, end of period                                                --       $      601,300
                                                                            ==============       ==============


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

Revenues and operating results for the three months ended March 25, 2000 are not necessarily indicative of the results to be expected for the full year.

2. ORGANIZATION AND BUSINESS:

Grow Biz International, Inc. (the 'Company') offers licenses to operate retail stores using the service marks 'Play it Again Sports', 'Once Upon A Child', 'Computer Renaissance', 'Music Go Round', 'ReTool' and 'Plato's Closet'. In addition, the Company sells inventory to its Play It Again Sports franchisees through its buying group and operates retail stores. The Company has a 52/53 week year which ends on the last Saturday in December.

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

                                                                 ---------------------------------
                                                                        Three Months Ended
                                                                 March 25, 2000     March 27, 1999
                                                                 ---------------------------------
Shares used in per common share computation:
          Weighted average shares outstanding - Basic                 5,357,774          5,103,300

          Dilutive effect of stock options after application
          of the treasury stock method                                        -                  -
                                                                   ------------       ------------

          Weighted average shares outstanding - Diluted               5,357,774          5,103,300
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

Following is a summary of the Company's franchising and corporate retail store activity for the retail concepts for the three months ended March 25, 2000:

                                              ------------------------------------------------------------
                                                 TOTAL       OPENED/                               TOTAL
                                               12/25/99     PURCHASED     CLOSED     CONVERTED    3/25/00
                                              ------------------------------------------------------------
Play It Again Sports(R)
--------------------
   Franchised Stores - US and Canada              580           3          (21)          0           562
   Franchised Stores - Other International          8           0            0           0             8
   Corporate                                        3           0            0           0             3
   Other                                           23           0            0           0            23

Once Upon A Child(R)
-----------------
   Franchised Stores - US and Canada              220           6           (3)          0           223
   Corporate                                        1           0            0           0             1

Computer Renaissance(R)
--------------------
   Franchised Stores - US and Canada              208           1           (3)          0           206
   Corporate                                        3           0            0           0             3

Music Go Round(R)
--------------
   Franchised Stores - US and Canada               72           2           (2)          0            72
   Corporate                                        8           0            0           0             8

ReTool(TM)
------
   Franchised Stores - US and Canada               11           1            0           0            12
   Corporate                                        1           0            0           0             1

Plato's Closet(R)
--------------
   Franchised Stores - US and Canada                4           4            0           0             8
   Corporate                                        1           0            0           0             1
                                              ------------------------------------------------------------
                      Total                     1,143          17          (29)          0         1,131
                                              ============================================================

FACTORS THAT MAY AFFECT FUTURE RESULTS

The statements made in this report that are not historical facts are forward looking statements. Such statements are based on current expectations but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements. Important factors which may result in variations from results contemplated by such forward looking statements include, but are not limited to: (1) the Company's ability to refinance its existing credit facilities; (2) the Company's ability to attract qualified franchisees; (3) the Company's ability to collect its receivables; (4) the Company's ability to open stores; (5) each store's ability to acquire high-quality, used merchandise; (6) the Company's ability to control selling, general and administrative expenses; (7) the Company's ability to operate the Company-owned stores profitably; (8) the Company's ability to negotiate acceptable lease terminations in connection with the It's About Games restructuring; and (9) the Company's ability to obtain competitive financing to fund its growth.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

                                                   -------------------------------------------------
                                                         Three Months Ended          First Quarter
                                                    March 25,         March 27,   2000 over (under)
                                                       2000             1999      First Quarter 1999
                                                   -------------------------------------------------
Revenue:
Merchandise sales                                      64.5%            69.8%           (36.1)%
Royalties                                              32.7             26.1            (13.4)
Franchise fees                                          1.2              3.0            (72.8)
Advertising and other                                   1.6              1.1             (3.5)
                                                    -------          -------          -------
          Total revenues                              100.0%           100.0%           (30.9)%

Cost of merchandise sold                               55.5             59.9            (36.0)

Selling, general and administrative expenses           41.5             40.2            (28.6)
                                                    -------          -------          -------
          Income (loss) from operations                 3.0             (0.1)         2,297.7
Interest income (expense), net                         (2.7)            (1.5)            (3.7)
                                                    -------          -------          -------
          Income (loss) before income taxes             0.3             (1.6)           114.3
Benefit (provision) for income taxes                   (0.1)             0.6            114.3
                                                    -------          -------          -------
          Net income (loss)                             0.2%            (1.0)%          114.3%
                                                    =======          =======          =======

  COMPARISON OF THREE MONTHS ENDED MARCH 2000 TO THREE MONTHS ENDED MARCH 1999

REVENUES

Revenues for the quarter ended March 25, 2000 totaled $12.8 million compared to $18.5 million for the comparable period in 1999.

Merchandise sales consist of the sale of product to franchisees through the buying group and retail sales at the Company-owned stores. For the first quarter of 2000 and 1999 they were as follows:

                                           2000                1999
                                           ----                ----
         Buying Group                  $  5,922,600         $ 6,787,600
         Retail                           2,345,800           6,149,900
                                       ------------        ------------
         Merchandise Sales             $  8,268,400        $ 12,937,500
                                       ============        ============

Buying group revenues decreased $865,000, or 12.7%, for the three months ended March 25, 2000 compared to the same period last year. This is a result of management's strategic decision to have more franchisees purchase merchandise directly from vendors and having forty fewer stores open. It is anticipated that buying group sales will trend at the first quarter level for the remainder of 2000. Retail store sales decreased $3.8 million, or 61.9%, for the three months ended March 25, 2000 compared to the same period last year. The revenue decline was due to closing all of the Company-owned It's About Games stores in the fourth quarter of 1999.

Royalties decreased to $4.2 million for the first quarter of 2000 from $4.8 million for the same period in 1999, a 13.4% decrease. This decrease relates primarily to the Computer Renaissance concept. Management is addressing this by focusing on store-level profitability and positioning of the concept in a changing environment.

Franchise fees decreased $404,600 in the first quarter of 2000 compared to the first quarter of 1999. This decrease is due to opening 17 stores in the first quarter of 2000 compared to 44 stores opened during the same period last year and the change in the franchise fee structure made in July 1999.

COST OF MERCHANDISE SOLD

Cost of merchandise sold includes the cost of merchandise sold through the buying group and at Company-owned retail stores. Cost of merchandise sold as a percentage of the related revenue for the first quarter of 2000 and 1999 were as follows:

                                           2000                1999
                                           ----                ----
         Buying Group                      95.1%               95.8%
         Retail                            63.1                75.0

Retail gross margin improvement from 25.0% in the first quarter of 1999 to 36.9% in the first quarter of 2000 is primarily the result of eliminating video game sales of new merchandise which carried a lower gross margin per item. Margins have returned to a level consistent with margins achieved prior to acquiring the It's About Games concept and are anticipated to remain at this level.

SELLING, GENERAL AND ADMINISTRATIVE

The $2.1 million, or 28.6%, decrease in operating expenses in the first three months of 2000 compared to the same period in 1999 is primarily due to closing all of the It's About Games stores in the fourth quarter of 1999 and elimination of related costs.

During the first quarter of 2000, the Company had a net interest expense of $339,000 compared to $270,800 in the first quarter of 1999. This increase is primarily the result of reduced interest income.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period with no cash balance and had a current ratio of 1.1 to 1.0.

Ongoing operating activities provided cash of $2.3 million relating to a $1.4 million reduction in accounts receivable as a result of reduced royalty accruals, note receivables and buying group receivables. Prepaid expenses and other provided cash of $1.0 million, primarily due to income tax refunds received and cash surrender value of life insurance proceeds. The components of cash utilized by the reduction in accounts payable of $304,600 consist primarily of reduced buying group activity. Deferred franchise fee revenue provided cash of $61,800. As a result of the change in the franchise fee structure for additional stores, the number of stores awarded but not opened remained at 88 while the number of stores requiring a franchise fee increased by three.

Investing activities used $220,800 of cash during the first quarter of 2000 related to the purchase of office equipment and software development.

Financing activities used $2.1 million of cash during the first quarter of 2000. The $2.17 million payments on long-term debt include $225,000 of installment payments on a note relating to the purchase of Video Game Exchange, Inc., $1.38 million payments on the line of credit, $450,000 on the bank term note and $104,800 payments on the settlement agreement note. The Company received $70,000 in cash from options exercised to purchase stock.

As of March 25, 2000, the Company had a $7.5 million committed revolving line of credit which was due for renewal on April 30, 2000. This has been renewed through July 31, 2000, at which time the Company will be looking for a different financial institution to provide this financing. Borrowings against the line carry an interest rate of the bank's base rate plus one percent, which was 10.0% at April 28, 2000. At April 28, 2000, the Company had borrowings of $5.0 million against the line.

In addition to the line of credit, the Company had an $8.0 million converted bank term note. At March 25, 2000, the Company had borrowings of $6.7 million against the note. Borrowings against the converted note carry an interest rate of the bank's base rate plus one percent, which was 10.0% at March 25, 2000. Borrowings could be made and repaid through March 31, 1999 on a revolving basis at which date the total amount outstanding was converted to term debt which was being paid off in monthly installments that began May 1, 1999. This note is due July 31, 2000.

A second bank term note bears interest at the bank's base rate plus one percent which was 10.0% at March 25, 2000. It was being paid in monthly principal and interest installments that began September 1997. At March 25, 2000, the Company had borrowings of $2.3 million against the note. This note is due July 31, 2000.

The Company is currently working with several financial institutions to secure a replacement to its existing credit facilities. It is possible that in order to secure the financing required, additional equity, subordinated debt or personal guarantees of the chief executive officer will be required. As of April 30, 2000, the total outstanding debt with its current financial institution was $13.7 million. In March 2000, the Company filed for tax refunds totaling $5.0 million as a result of net operating loss carrybacks. It is anticipated that these refunds will be received prior to July 31, 2000 and will be used to reduce bank debt.

The Company believes that a facility with a new financial institution can be arranged prior to the expiration of the Company's current facilities and that this new facility, along with cash generated from future operations, will be adequate to meet the Company's current obligations and operating needs.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GROW BIZ INTERNATIONAL, INC.



Date: May 8, 2000                      By:  /s/ John L. Morgan
                                            ------------------
                                                John L. Morgan
                                                Chairman of the Board, President
                                                and Chief Executive Officer


Date: May 8, 2000                      By:  /s/ David J. Osdoba, Jr.
                                            ------------------------
                                                David J. Osdoba, Jr.
                                                Senior Vice President of Finance
                                                and Chief Financial Officer