Form 10-K/A
period 1999-12-25
GROW BIZ INTERNATIONAL INC
filed 2000-05-11
CIK 908315

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

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


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

The Registrant hereby amends Items 11, 12 and 13 of its Annual Report on Form 10-K filed on March 22, 2000 to read as follows:

                   GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY
                      INDEX TO ANNUAL REPORT ON FORM 10-K/A

PART III                                                                    PAGE
--------------------------------------------------------------------------------

Item 11.     Executive Compensation                                           3

Item 12.     Security Ownership of Certain Beneficial Owners and Management   6

Item 13.     Certain Relationships and Related Transactions                   7

             Signatures                                                       8

EXHIBITS
--------------------------------------------------------------------------------

Exhibit 23   Consent of Independent Public Accountants

ITEM 11: EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding compensation earned or awarded during each of the last three fiscal years to the Company's Chief Executive Officer and the other four most highly compensated executive officers serving as executive officers at the end of fiscal 1999 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                      ANNUAL COMPENSATION ($)
                                              ----------------------------------------
                                                                                         LONG-TERM
                                                                                         ---------
                                                                                        COMPENSATION
                                                                                        ------------
                                      FISCAL                           OTHER ANNUAL         OPTION         ALL OTHER
                                      ------                           ------------         ------         ---------
    NAME AND PRINCIPAL POSITION        YEAR     SALARY      BONUS      COMPENSATION        AWARDS (#)     COMPENSATION
    ---------------------------        ----     ------      -----      ------------        ----------     ------------
K. Jeffrey Dahlberg(3)                 1999     258,300       -             -                 -              43,323(1)
   Chairman of the Board and           1998     200,000       -             -                 -              43,044
   Chief Executive Officer             1997     240,000       -             -                 -              46,283

Ronald G. Olson(3)                     1999     241,700       -             -                 -              44,154(1)
   Vice Chairman                       1998     300,000       -             -                 -              42,333
                                       1997     260,000       -             -                 -              45,181

Ted R. Manley                          1999     155,000     38,750          -               40,000            9,831(2)
   President and Chief Operating       1998     147,000       -             -                 -               6,993
   Officer                             1997     126,000     90,750          -               10,000            5,610

Charles V. Kanan                       1999     142,000     26,625          -               20,000            7,713(2)
   President Play It Again Sports      1998     137,500     43,313          -                 -               7,234
   Division                            1997     137,500       -             -                5,000            6,239

David J. Osdoba, Jr.                   1999     135,000     33,750          -               25,000            8,173(2)
   Vice President of Finance and       1998     120,000       -             -                 -               6,799
   Chief Financial Officer             1997     100,000     40,000          -               10,000            5,497


----------------------------
(1) Includes premiums paid in 1999 by the Company for term life insurance coverage and the present value of the benefit to the executive of the remainder of the premiums for split dollar life insurance coverage paid by the Company on behalf of the named executive as follows: Mr. Dahlberg - $34,253 and Mr. Olson - $33,031. Also includes 401(k) Company matching contributions and profit sharing as follows: Mr. Dahlberg - $9,070 and Mr. Olson - $11,123.
(2)      Consists of 401(k) Company matching contributions and profit sharing.
(3) In March 2000, K. Jeffery Dahlberg and Ronald G. Olson resigned their positions with the Company.

OPTIONS GRANTED DURING FISCAL 1999

The following table provides information relating to options granted to the Named Executive Officers during the Company's 1999 fiscal year:

                                                                  INDIVIDUAL GRANTS
                             ---------------------------------------------------------------------------------------------
                                                                                                POTENTIAL REALIZABLE
                                                                                                  VALUE AT ASSUMED
                                                                                               ANNUAL RATES OF STOCK
                                               % OF TOTAL                                        PRICE APPRECIATION
                                            OPTIONS GRANTED                                       FOR OPTION TERM
                                OPTIONS     TO EMPLOYEES IN       EXERCISE    EXPIRATION          ---------------
NAME                          GRANTED(1)   FISCAL YEAR (#/SH)   PRICE ($)(2)     DATE         5%($)(3)       10%($)(3)
----                          ----------   ------------------   ------------     ----         --------       ---------
K. Jeffrey Dahlberg                -               -                 -            -              -               -
Ronald G. Olson                    -               -                 -            -              -               -
Ted R. Manley                   40,000           26.7%              4.25       11/17/04        46,800         103,600
Charles V. Kanan                20,000           13.3%              4.25       11/17/04        23,400          51,800
David J. Osdoba, Jr.            25,000           16.7%              4.25       11/17/04        29,250          64,750

----------------------------
(1) The number indicated is the number of common shares that can be acquired upon exercise of the option. The Company has not granted any stock appreciation rights. Each option is non-transferable, becomes exercisable in four annual installments of 25% per year commencing on the first anniversary of the date of grant, and provides for forfeiture of any unvested portion upon termination of employment.
(2) Exercise prices are equal to the fair market value at the date of grant.
(3) The assumed 5% and 10% annual rates of appreciation are hypothetical rates selected by the Securities and Exchange Commission and are not intended to, and do not, forecast or assume actual future stock prices.

AGGREGATED OPTION EXERCISES DURING FISCAL 1999 AND FISCAL YEAR-END OPTION VALUES

The following table provides information relating to options exercised by the Named Executive Officers during fiscal 1999 and the number and value of options held at fiscal year-end. The Company does not have any outstanding stock appreciation rights.

                                                               NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                                SHARES                           OPTIONS AT FISCAL          IN-THE-MONEY OPTIONS AT
                                -------                          ------------------         -----------------------
                              ACQUIRED ON       VALUE               YEAR-END (#)             FISCAL YEAR-END ($)(1)
                              ------------      ------              ------------             ----------------------
           NAME               EXERCISE (#)   REALIZED ($)    EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
           ----               ------------   ------------    -------------------------     -------------------------
K. Jeffrey Dahlberg                -               -                      -                             -
Ronald G. Olson                    -               -                      -                             -
Ted R. Manley                      -               -               27,500 / 52,500                      -
Charles V. Kanan                   -               -               18,750 / 31,250                      -
David J. Osdoba, Jr.               -               -               17,750 / 43,250                      -

----------------------------
(1) Options are "in-the-money" if the fair market value of the underlying shares at fiscal year end is greater than the exercise price. The amounts set forth represent the difference between the fair market value of the common shares on December 25, 1999 and the option exercise price multiplied by the number of shares subject to the option.

DIRECTOR COMPENSATION

Each nonemployee director of the Company receives $500 for each board and committee meeting attended. Effective August 23, 1993, Dennis J. Doyle and Bruce
C. Sanborn, the only nonemployee directors at the time, were each granted an option to purchase 25,000 common shares at an exercise price of $10.00 per share. Effective September 24, 1993, the Board of Directors adopted the Stock Option Plan for Nonemployee Directors ("Directors Plan") which provides for an automatic grant of an option to purchase 25,000 common shares upon the initial election as a director. Pursuant to this Plan, Randel S. Carlock and Robert C. Pohlad were each granted an option to purchase 25,000 common shares at an exercise price of $15.00 per share. Effective November 21, 1995, the options granted to Messrs. Carlock and Pohlad were canceled and replacement options to purchase 25,000 common shares each at $10.00 per share, which was above the market price on the effective date, were granted separate from the Directors Plan. All options granted to nonemployee directors expired in 1999.

Each of the nonemployee director nominees will be granted an option to purchase 25,000 shares of the Company's common stock under the Directors Plan, effective as of May 3, 2000. These options vest 20% per year and expire at the end of six years.

COMPENSATION COMMITTEE INTERLOCKS

The 1999 Compensation Committee of the Board of Directors consists of two nonemployee directors, Dennis J. Doyle and Bruce C. Sanborn. Prior to November 1999, Mr. Sanborn was the Chief Executive Officer of North Central Life Insurance Company and K. Jeffrey Dahlberg, the Company's Chairman, served on the Board of North Central Life Insurance Company.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP

The following table sets forth the number of shares of Common Stock beneficially owned by (i) each person known by the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each Named Executive Officer, (iii) each director of the Company, (iv) each director nominee and (v) all directors and executive officers as a group. All persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned, unless otherwise noted. The number of shares listed is as of March 24, 2000 unless otherwise noted.

                                                             NUMBER OF SHARES                  PERCENT OF
                                                            BENEFICIALLY OWNED             OUTSTANDING SHARES
                                                            ------------------             ------------------
K. Jeffrey Dahlberg                                             1,363,225(1)                       25.3%
455 North Ferndale Drive
Wayzata, MN 55391

Ronald G. Olson                                                 1,347,668(2)                       25.0%
3400 Fox Street
Long Lake, MN 55356

John L. Morgan                                                    566,600(5)                       10.5%
4200 Dahlberg Drive
Minneapolis, MN 55422

Sheldon T. Fleck                                                  680,800(3)                       12.2%
1400 International Centre
900 Second Avenue South
Minneapolis, MN 55402

Kirk A. MacKenzie                                                 210,000(6)                        3.9%
Paul C. Reyelts                                                         0                           0.0%
William D. Dunlap, Jr.                                                  0                           0.0%
Mark L. Wilson                                                          0                           0.0%

Ted R. Manley                                                      23,579(3)                        0.4%
Charles V. Kanan                                                   22,600(3)                        0.4%
David J. Osdoba, Jr.                                               26,045(3)                        0.5%

Dennis J. Doyle                                                    15,000                           0.3%
Bruce C. Sanborn                                                   15,100(4)                        0.3%
Robert C. Pohlad                                                        0                           0.0%
Randel S. Carlock                                                       0                           0.0%

All directors and executive officer as a group (10              2,154,721(3)                       38.2%
persons)


----------------------------
(1)      Includes 279,250 shares held in trust for minor children.
(2) Includes 17,900 shares held by Mr. Olson's adult children and 111,600 shares held in trust for these children and 1,500 shares held by Mr. Olson's wife. Mr. Olson disclaims beneficial ownership of these shares.
(3) Includes the following shares which may be acquired within 60 days through the exercise of stock options or warrants: Mr. Manley - 22,500; Mr. Osdoba - 23,000; Mr. Kanan - 20,000; Mr. Fleck - 200,000; and all directors and executive officers as a group - 65,500.
(4) Includes 100 shares held by Mr. Sanborn's son. Mr. Sanborn disclaims beneficial ownership of these shares.
(5) Includes 140,000 shares owned by Rush River LLC, in which Mr. Morgan is a general partner, and 4,300 shares held by Mr. Morgan's wife.
(6) Includes 140,000 shares owned by Rush River LLC, in which Mr. MacKenzie is a general partner.

CHANGE IN CONTROL

On March 22, 2000, John L. Morgan, Chief Executive Officer and a director nominee, Kirk A. MacKenzie, a director nominee, and their associates acquired 700,000 shares of Common Stock from K. Jeffrey Dahlberg, the Company's former Chief Executive Officer, in a private transaction at a purchase price of $7.00 per share. These shares were acquired for cash using personal funds of the acquirers and represent 13.0% of the shares of Common Stock outstanding as of March 24, 2000. In connection with this transaction, K. Jeffrey Dahlberg resigned his position as Chairman and Chief Executive Officer. As a result of the acquisition, Messrs. Morgan and McKenzie beneficially own approximately 10.5% and 3.9% of the Company's outstanding shares of Common Stock. Prior to the acquisition, Mr. Dahlberg beneficially owned approximately 38.3% of the Company's outstanding shares of Common Stock.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 1999, two Play It Again Sports(R) franchises, two Once Upon A Child(R) franchises and one Computer Renaissance(R) franchise, owned by relatives of K. Jeffrey Dahlberg, paid $64,524 in royalties to the Company and purchased $256,407 of merchandise through the Company's buying group.

In November 1999, the Company engaged Sheldon T. Fleck, a shareholder of the Company, to act as a non-exclusive financial advisor to the Company. Under the engagement agreement, Mr. Fleck provided services to the Company in the areas of strategic planning and business development through February 29, 2000. On March 22, 2000, the Company issued a warrant to Mr. Fleck to purchase 200,000 shares of the Company's common stock, exercisable immediately for a period of eight years at an exercise price of $6.00 per share. Mr. Fleck owns approximately 12.2% of the outstanding shares of the Company's common stock as of March 24, 2000.

The Company leases from PIAS Holdings, a general partnership owned by K. Jeffrey Dahlberg and Ronald G. Olson, certain real property which houses a Company-owned retail store located at 3505 Hennepin Avenue, Minneapolis, Minnesota. Pursuant to this lease, the Company is obligated to make lease payments of $5,500 per month through September 2000. During fiscal 1999, the Company made payments of $66,000 under this lease.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY

      By:  /s/ JOHN L. MORGAN                            Date: May 10, 2000
           ------------------
               John L. Morgan
    Chairman and Chief Executive Officer

KNOWN TO ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John L. Morgan and David J. Osdoba, Jr., and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE                         TITLE                                        DATE
                    ---------                         -----                                        ----
                                         Chairman of the Board of Directors and Chief
  /s/ JOHN L. MORGAN                     Executive Officer                                     May 10, 2000
---------------------------------------- (principal executive officer)
         John L. Morgan

                                         Senior Vice President of Finance and Chief
  /s/ DAVID J. OSDOBA, JR.               Financial Officer                                     May 10, 2000
---------------------------------------- (principal financial and accounting officer)
         David J. Osdoba, Jr.


                                         Vice Chairman of the Board of Directors
----------------------------------------
         Kirk A. MacKenzie


  /s/ WILLIAM D. DUNLAP, JR.             Director                                              May 11, 2000
----------------------------------------
         William D. Dunlap, Jr.


  /s/ PAUL C. REYELTS                    Director                                              May 10, 2000
----------------------------------------
         Paul C. Reyelts


  /s/ MARK L. WILSON                     Director                                              May 10, 2000
----------------------------------------
         Mark L. Wilson
