Form 10-Q
period 2000-06-24
GROW BIZ INTERNATIONAL INC
filed 2000-08-07
CIK 908315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 24, 2000

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

         Registrant's Telephone Number, Including Area Code 763-520-8500
                                                            ------------

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

  Common stock, no par value, 5,386,433 shares outstanding as of July 31, 2000.
  -----------------------------------------------------------------------------

                          GROW BIZ INTERNATIONAL, INC.
                                      INDEX

PART I.         FINANCIAL INFORMATION                                     PAGE
--------------------------------------------------------------------------------

Item 1.         Financial Statements (Unaudited)

                CONDENSED BALANCE SHEETS:                                  3
                   June 24, 2000 and December 25, 1999

                CONDENSED STATEMENTS OF OPERATIONS:                        4
                   Three Months Ended
                   June 24, 2000 and June 26, 1999
                   Six Months Ended
                   June 24, 2000 and June 26, 1999

                CONDENSED STATEMENTS OF CASH FLOWS:                        5
                   Six Months Ended
                   June 24, 2000 and June 26, 1999

                NOTES TO CONDENSED FINANCIAL STATEMENTS                  6 - 8

Item 2.         Management's Discussion and Analysis of Financial        8 - 15
                Condition and Results of Operations

PART II.        OTHER INFORMATION                                         PAGE
--------------------------------------------------------------------------------
                Items 1, 3 and 5 have been omitted since all items are inapplicable or answers negative.

Item 2.         Changes in Securities and Use of Proceeds                  15

Item 4.         Submission of Matters to a Vote of Security-holders        15

Item 6.         Exhibits and Reports on Form 8-K

(a.) Exhibit
      Number:   Description:
      -------   ------------

       10.1     Credit Agreement with Rush River Group, LLC

       10.2     Common Stock Warrant with Rush River Group, LLC

       10.3     Real Estate Purchase Agreement with Stan Koch & Sons Trucking,
                Inc.

       10.4     Lease with Stan Koch & Sons Trucking, Inc. for Corporate
                Headquarters

        27      Financial Data Schedule

        99      Cautionary Statements

(b.) On May 26, 2000, Grow Biz International, Inc. (the "Company") filed a current report on form 8-K related to the $2.5 million charge to earnings in the second quarter of 2000.

                          GROW BIZ INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    ------------------------------------
                                                                      June 24, 2000   December 25, 1999
                                                                    ------------------------------------
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                         $    174,700       $         --
     Receivables, less allowance for doubtful accounts of
          $2,049,600 and $1,044,000                                       7,562,700         11,164,600
     Inventories                                                          1,654,500          1,959,600
     Prepaid expenses and other                                           1,031,600          6,773,800
     Deferred income taxes                                                2,074,200          2,074,200
                                                                       ------------       ------------
                                       Total current assets              12,497,700         21,972,200

     Notes receivables                                                      388,300          1,156,300
     Property and equipment, net                                          4,264,700          4,369,100

     Other assets, net                                                      873,800          2,144,200
                                                                       ------------       ------------
                                                                       $ 18,024,500       $ 29,641,800
                                                                       ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                  $  2,835,000       $  5,350,700
     Accrued liabilities                                                  2,887,500          3,707,000
     Current maturities of long-term debt                                 9,817,500          9,287,600
     Deferred franchise fee revenue                                         865,800            878,900
                                                                       ------------       ------------
                                      Total current liabilities          16,405,800         19,224,200

Long-Term Debt                                                              396,600          7,528,500

Shareholders' Equity:
     Common stock, no par, 10,000,000 shares authorized,
          5,386,433 and 5,346,119 shares issued and outstanding           1,419,100          1,313,500
     Retained earnings                                                     (197,000)         1,575,600
                                                                       ------------       ------------

                                       Total shareholders' equity         1,222,100          2,889,100
                                                                       ------------       ------------
                                                                       $ 18,024,500       $ 29,641,800
                                                                       ============       ============


    The accompanying notes are an integral part of these financial statements

                          GROW BIZ INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     -------------------------------------------------------------------
                                                             Three Months Ended                 Six Months Ended
                                                       June 24, 2000    June 26, 1999    June 24, 2000    June 26, 1999
                                                     -------------------------------------------------------------------
REVENUE:
     Merchandise sales                                  $  7,757,400     $ 10,004,700     $ 16,002,200     $ 22,942,200
     Royalties                                             4,229,500        4,805,200        8,412,800        9,635,400
     Franchise fees                                          232,800          422,500          384,000          978,300
     Advertising and other                                    64,100           32,400          292,100          244,200
                                                        ------------     ------------     ------------     ------------
                     Total revenue                        12,283,800       15,264,800       25,091,100       33,800,100

COST OF MERCHANDISE SOLD                                   6,765,300        8,238,500       13,879,000       19,348,900

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                                   4,810,800        6,938,100       10,124,200       14,380,300

NONRECURRING CHARGE                                        3,337,900               --        3,337,900               --
                                                        ------------     ------------     ------------     ------------

                      Income (loss) from operations       (2,630,200)          88,200       (2,250,000)          70,900

INTEREST INCOME                                               27,000          122,200           72,500          222,200

INTEREST EXPENSE                                            (353,500)        (409,900)        (738,000)        (780,700)
                                                        ------------     ------------     ------------     ------------

                      Loss before income taxes            (2,956,700)        (199,500)      (2,915,500)        (487,600)

BENEFIT FOR INCOME TAXES                                   1,159,000           78,200        1,142,900          191,100
                                                        ------------     ------------     ------------     ------------

NET LOSS                                                $ (1,797,700)    $   (121,300)    $ (1,772,600)    $   (296,500)
                                                        ============     ============     ============     ============

NET LOSS PER COMMON SHARE - BASIC AND
DILUTED                                                 $       (.33)    $       (.02)    $       (.33)    $       (.06)
                                                        ============     ============     ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING
- BASIC AND DILUTED                                        5,384,661        5,159,800        5,372,109        5,129,200
                                                        ============     ============     ============     ============


    The accompanying notes are an integral part of these financial statements

                          GROW BIZ INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          ---------------------------------
                                                                                   Six Months Ended
                                                                            June 24, 2000    June 26, 1999
                                                                          ---------------------------------
OPERATING ACTIVITIES:
     Net loss                                                                $ (1,772,600)    $   (296,500)
     Adjustments to reconcile net loss to net cash provided by
     (used for) operating activities:
             Depreciation and amortization                                      1,750,100        1,043,700
             Change in operating assets and liabilities:
                         Receivables                                            4,369,900        5,697,900
                         Inventories                                              305,100        2,808,200
                         Prepaid expenses and other                             5,742,200          232,200
                         Accounts payable                                      (2,515,700)      (8,521,100)
                         Accrued liabilities                                     (819,500)      (1,400,800)
                         Deferred franchise fee revenue                           (13,100)        (470,800)
                                                                             ------------     ------------
                               Net cash provided by (used for) operating
                               activities                                       7,046,400         (907,200)
                                                                             ------------     ------------

INVESTING ACTIVITIES:
     Increase in other assets                                                        (600)        (417,700)
     Purchase of property and equipment                                          (374,700)      (2,268,900)
                                                                             ------------     ------------
                                Net cash used for investing activities           (375,300)      (2,686,600)
                                                                             ------------     ------------

FINANCING ACTIVITIES:
     Proceeds from long-term debt                                                      --        4,364,500
     Payments on long-term debt                                                (6,602,000)      (3,810,500)
     Proceeds from stock option exercises                                         105,600          653,000
                                                                             ------------     ------------
                                Net cash provided by (used for) financing
                                activities                                     (6,496,400)       1,207,000
                                                                             ------------     ------------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                       174,700       (2,386,800)
Cash and cash equivalents, beginning of period                                         --        2,418,000
                                                                             ------------     ------------
Cash and cash equivalents, end of period                                     $    174,700     $     31,200
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

Revenues and operating results for the six months ended June 24, 2000 are not necessarily indicative of the results to be expected for the full year.

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

3. NONRECURRING CHARGE:

The Company recorded a pre-tax, nonrecurring charge of $3.3 million in the second quarter. This charge consists primarily of two components. First, approximately $2.0 million relates to management's assessment of current information relating to notes receivable and lease obligations booked in connection with the 1998 sale of Company-owned stores. The other component relates to re-evaluating its franchising concepts and Company-owned stores that are not performing at expected levels. As a result of this re-evaluation, certain intangible assets were written-down to reflect estimated realizability of long-lived assets. The increase in the nonrecurring charge from the $2.5 million reported on the Form 8-K filed on May 26, 2000 relates to additional charges in connection with Company-owned stores sold in 1998.

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

                                                             --------------------------------
                                                                    Three Months Ended
                                                               June 24, 2000   June 26, 1999
                                                             --------------------------------
Shares used in per common share computation:
          Weighted average shares outstanding - Basic              5,384,661       5,159,800

          Dilutive effect of stock options after application
          of the treasury stock method                                    --              --
                                                                ------------    ------------

          Weighted average shares outstanding - Diluted            5,384,661       5,159,800
                                                                ============    ============

                                                             --------------------------------
                                                                     Six Months Ended
                                                               June 24, 2000   June 26, 1999
                                                             --------------------------------

Shares used in per common share computation:
          Weighted average shares outstanding - Basic              5,372,109       5,129,200

          Dilutive effect of stock options after application
          of the treasury stock method                                    --              --
                                                                ------------    ------------

          Weighted average shares outstanding - Diluted            5,372,109       5,129,200
                                                                ============    ============

5. OTHER CONTINGENCIES:

In addition to the operating lease obligations disclosed in footnote 8 of the Company's Form 10-K for the year ended December 25, 1999, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed. As of June 24, 2000, the Company is contingently liable on these leases for up to an additional $1.6 million. These leases have various expiration dates through 2008. The Company's exposure is reduced as leases expire or are renewed by the current operator of the location.

6. SUBSEQUENT EVENTS:

On July 6, 2000, the Company signed a non-binding Letter of Intent to sell the Computer Renaissance franchise concept for $3.0 million to Hollis Technologies, LLC of Lakeland, Florida, operated by Jack Hollis, a franchisee that currently operates five Computer Renaissance stores. In connection with this transaction, the Company will enter into a five-year consulting agreement to provide ongoing franchise and business consulting services.

On July 10, 2000, the Company sold its corporate headquarters facility to Koch Trucking, Inc. for $3.5 million in cash. Net proceeds from the sale were used to pay down bank debt. The Company will lease back approximately 55% of the facility.

On July 31, 2000, the Company secured a financing commitment with Rush River Group, LLC, an affiliate of the Company, to provide $5.0 million of subordinate debt at a fixed rate of 14% amortized over seven years with an additional $2.5 million available on similar terms upon 10-days' notice. In connection with the credit agreement, the Company has agreed to maintain Shareholders' Equity of $1,100,000. In addition, if there is a change in control, as defined in the credit agreement, with respect to the Company, such change of control is considered an event of default and Rush River Group may declare all loan(s) under the credit agreement immediately due and payable. In connection with the financing commitment, a warrant to purchase 200,000 shares of the Company's common stock was granted to Rush River Group, LLC at an exercise price of $2.00 per share. The warrant cannot be exercised unless the Company obtains shareholder approval pursuant to the Nasdaq Stock Market rules or a waiver of such requirement. In management's opinion, this agreement was negotiated at terms comparable to those that could be arranged with unrelated parties.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Grow Biz International, Inc., (the "Company") is a franchise company that franchises retail concepts which buy, sell, trade and consign merchandise. Each concept operates in a different industry and provides the consumer with "ultra-high value" retailing by offering quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers' used goods that have been outgrown or are no longer used. The stores also offer new merchandise to supplement their selection of used goods.

Following is a summary of the Company's franchising and corporate retail store activity for the retail concepts for the three months ended June 24, 2000:

                                              ---------------------------------------------------------------
                                                 TOTAL        OPENED/     CLOSED/                    TOTAL
                                                3/25/00      PURCHASED     SOLD        CONVERTED    6/24/00
                                              ---------------------------------------------------------------
Play It Again Sports(R)
--------------------
   Franchised Stores - US and Canada                562           4        (19)            1            548
   Franchised Stores - Other International            8           0         (0)            0              8
   Corporate                                          3           0         (0)           (1)             2
   Other                                             23           0         (0)            0             23

Once Upon A Child(R)
-----------------
   Franchised Stores - US and Canada                223           6         (3)            0            226
   Corporate                                          1           0         (0)            0              1

Computer Renaissance(R)
--------------------
   Franchised Stores - US and Canada                206           0        (19)            0            187
   Corporate                                          3           0         (0)            0              3

Music Go Round(R)
--------------
   Franchised Stores - US and Canada                 72           1         (2)            0             71
   Corporate                                          8           0         (1)            0              7

ReTool(R)
------
   Franchised Stores - US and Canada                 12           2         (1)            0             13
   Corporate                                          1           0         (0)            0              1

Plato's Closet(R)
--------------
   Franchised Stores - US and Canada                  8           4         (0)            0             12
   Corporate                                          1           0         (0)            0              1
                                              ---------------------------------------------------------------

                      Total                       1,131          17        (45)            0          1,103
                                              ===============================================================

Following is a summary of the Company's franchising and corporate retail store activity for the six months ended June 24, 2000:

                                              ---------------------------------------------------------------
                                                 TOTAL        OPENED/     CLOSED/                    TOTAL
                                               12/25/99      PURCHASED     SOLD        CONVERTED    6/24/00
                                              ---------------------------------------------------------------
Play It Again Sports(R)
--------------------
   Franchised Stores - US and Canada                580           7        (40)            1            548
   Franchised Stores - Other International            8           0         (0)            0              8
   Corporate                                          3           0         (0)           (1)             2
   Other                                             23           0         (0)            0             23

Once Upon A Child(R)
-----------------
   Franchised Stores - US and Canada                220          12         (6)            0            226
   Corporate                                          1           0         (0)            0              1

Computer Renaissance(R)
--------------------
   Franchised Stores - US and Canada                208           1        (22)            0            187
   Corporate                                          3           0         (0)            0              3

Music Go Round(R)
--------------
   Franchised Stores - US and Canada                 72           3         (4)            0             71
   Corporate                                          8           0         (1)            0              7

ReTool(R)
------
   Franchised Stores - US and Canada                 11           3         (1)            0             13
   Corporate                                          1           0         (0)            0              1

Plato's Closet(R)
--------------
   Franchised Stores - US and Canada                  4           8         (0)            0             12
   Corporate                                          1           0         (0)            0              1
                                              ---------------------------------------------------------------

                      Total                       1,143          34        (74)            0          1,103
                                              ===============================================================

FACTORS THAT MAY AFFECT FUTURE RESULTS

The statements made in this report that are not historical facts are forward looking statements. Such statements are based on current expectations but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements. Important factors which may result in variations from results contemplated by such forward looking statements include, but are not limited to: (1) the Company's ability to continue to obtain competitive financing to further its growth; (2) the Company's ability to attract qualified franchisees; (3) the Company's ability to collect its receivables; (4) the Company's ability to open stores; (5) each store's ability to acquire high-quality, used merchandise; (6) the Company's ability to control selling, general and administrative expenses;
(7) the Company's ability to operate the Company-owned stores profitably; (8) the Company's ability to negotiate acceptable lease terminations in connection with the It's About Games restructuring; and (9) the ability of the purchasers of Company-owned stores to meet their commitments on leases that the Company is a guarantor.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

                                              -----------------------------------------------------------------
                                                      Three Months Ended               Six Months Ended
                                                June 24, 2000   June 26, 1999   June 24, 2000   June 26, 1999
                                              -----------------------------------------------------------------
Revenue:
Merchandise sales                                     63.5%           65.5%           64.0%           67.9%
Royalties                                             34.4            31.5            33.6            28.5
Franchise fees                                         1.9             2.8             1.5             2.9
Advertising and other                                  0.2             0.2             0.9             0.7
                                                     -----           -----           -----           -----
     Total revenues                                  100.0%          100.0%          100.0%          100.0%

Cost of merchandise sold                             (55.1)          (54.0)          (55.3)          (57.3)

Selling, general and administrative expenses         (39.1)          (45.5)          (40.4)          (42.6)
Nonrecurring charge                                  (27.2)            0.0           (13.3)            0.0
                                                     -----           -----           -----           -----
     Income (loss) from operations                   (21.4)            0.6            (9.0)            0.2
Interest and other income, net                        (2.7)           (1.9)           (2.6)           (1.7)
                                                     -----           -----           -----           -----
     Loss before income taxes                        (24.1)           (1.3)          (11.6)           (1.4)
Benefit for income taxes                               9.5             0.5             4.5             0.6
                                                     -----           -----           -----           -----
     Net loss                                        (14.6)%          (0.8)%          (7.1)%          (0.9)%
                                                     =====           =====           =====           =====

COMPARISON OF THREE MONTHS ENDED JUNE 24, 2000 TO THREE MONTHS ENDED JUNE 26,
1999

REVENUES

Revenues for the quarter ended June 24, 2000 totaled $12.3 million compared to $15.3 million for the comparable period in 1999.

Merchandise sales consist of the sale of product to franchisees through the buying group and retail sales at the Company-owned stores. For the second quarter of 2000 and 1999 they were as follows:


                                  2000              1999
                                  ----              ----
Buying Group                 $   5,719,500     $   5,316,700
Retail Sales                     2,037,900         4,688,000
                             -------------     -------------
Merchandise Sales            $   7,757,400     $  10,004,700
                             =============     =============


Buying group revenue increased 7.6% for the three months ended June 24, 2000 compared to the same period last year. This is a result of increased emphasis on closeout merchandise and increased franchise retail sales in 2000 over 1999. It is anticipated that buying group sales will be near the 1999 level for the remainder of 2000. Retail store sales decreased $2.6 million, or 56.5%, for the three months ended June 24, 2000 compared to the same period last year. The revenue decline was primarily due to closing all of the Company-owned It's About Games stores in the fourth quarter of 1999.

Royalties decreased to $4.2 million for the second quarter of 2000 from $4.8 million for the same period in 1999, a 12.0% decrease. This decrease relates primarily to the decline in retail sales in the Computer Renaissance concept and 58 fewer franchised stores open at the end of the second quarter of 2000 compared to the same period last year.

Franchise fees declined to $232,800 for the second quarter of 2000 compared to $422,500 for the second quarter of 1999. This decrease is due to opening 17 stores in the second quarter of 2000 compared to 18 stores opened during the same period last year and the change in the franchise fee structure made in July 1999. Under such policy, franchisees with existing franchises were not required to pay an initial franchise fee for an additional franchise. Eight stores were opened in the second quarter of 2000 that were not required to pay a franchise fee. As of August 1, 2000, existing franchisees will be required to pay an initial franchise fee of $15,000 for each additional franchise.

COST OF MERCHANDISE SOLD

Cost of merchandise sold includes the cost of merchandise sold through the buying group and at Company-owned retail stores. Cost of merchandise sold as a percentage of the related revenue for the second quarter of 2000 and 1999 were as follows:

                                 2000            1999
                                 ----            ----
Buying Group                     95.9%           94.0%
Retail Stores                    62.7            69.2

Retail gross margin improvement from 30.8% in the second quarter of 1999 to 37.3% in the second quarter of 2000 is primarily the result of closing the It's About Games retail stores. A large percentage of the video game sales were new merchandise which carried a lower gross margin per item and, as a result, reduced the Company's overall gross margins in the Company-owned retail stores. Margins have returned to a level consistent with margins achieved prior to acquiring the It's About Games concept and are anticipated to remain at this level.

SELLING, GENERAL AND ADMINISTRATIVE

The $2.1 million, or 30.7%, decrease in operating expenses in the second quarter of 2000 compared to the same period in 1999 is primarily due to closing all of the It's About Games stores in the fourth quarter of 1999 and elimination of related costs.

During the second quarter of 2000, the Company had a net interest expense of $326,500 compared to $287,700 in the second quarter of 1999. This increase is primarily the result of reduced interest income.

NONRECURRING CHARGE

The Company recorded a pre-tax, nonrecurring charge of $3.3 million in the second quarter. Approximately $2.0 million relates to reserves recorded on notes receivable and lease obligations booked in connection with Company-owned stores sold in 1998. The remaining $1.3 million primarily relates to the write-down of certain intangibles of franchise concepts and Company-owned stores that are not performing at expected levels to reflect estimated realizability of long-lived assets.

COMPARISON OF SIX MONTHS ENDED JUNE 24, 2000 TO SIX MONTHS ENDED JUNE 26, 1999

REVENUES

Revenues for the six months ended June 24, 2000 were $25.1 million compared to $33.8 million for the comparable period in 1999.

Merchandise sales consist of the sale of product to franchisees through the buying group and retail sales at the Company-owned stores. For the six months ended June 24, 2000 and June 26, 1999 they were as follows:

                                  2000                1999
                                  ----                ----
Buying Group                 $  11,618,600       $  12,104,200
Retail Sales                     4,383,600          10,838,000
                             -------------       -------------
Merchandise Sales            $  16,002,200       $  22,942,200
                             =============       =============

Buying group revenue decreased 4.0% for the six months ended June 24, 2000 compared to the same period last year. This is a result of having 51 fewer stores open. It is anticipated that buying group sales will be near the 1999 level for the remainder of 2000. Retail store sales decreased $6.5 million, or 59.6%, for the six months ended June 24, 2000 compared to the same period last year. The revenue decline was due to closing all of the Company-owned It's About Games stores in the fourth quarter of 1999.

Royalties decreased to $8.4 million for the six months ended June 24, 2000 from $9.6 million for the same period in 1999, a 12.7% decrease. This decrease relates primarily to the decline in retail sales in the Computer Renaissance concept and 58 fewer franchised stores open at the end of the second quarter of 2000 compared to the same period last year.

Franchise fees declined to $384,000 for the six months ended June 24, 2000 compared to $978,300 for the same period of 1999. This decrease can be attributed to 34 franchises opened during the six months ended June 24, 2000 compared to 51 opened during the same period of 1999 and the change in the franchise fee structure made in July 1999. Nineteen stores were opened in the six months ended June 24, 2000 that were not required to pay a franchise fee.

COST OF MERCHANDISE SOLD

Cost of merchandise sold includes the cost of merchandise sold through the buying group and at Company-owned retail stores. Cost of merchandise sold as a percentage of the related revenue for the six months ended June 24, 2000 and June 26, 1999 were as follows:

                              2000           1999
                              ----           ----
Buying Group                  95.7%          95.0%
Retail Stores                 62.9           72.5

Retail gross margins improved from 27.5% in the first six months of 1999 to 37.1% in the first six months of 2000 is primarily as a result of closing the It's About Games retail stores. A large percentage of the video game sales were new merchandise which carried a lower gross margin per item and, as a result, reduced the Company's overall gross margin in the Company-owned retail stores. Margins have returned to a level consistent with margins achieved prior to acquiring the It's About Games concept and are anticipated to remain at this level.

SELLING, GENERAL AND ADMINISTRATIVE

The $5.5 million, or 28.3%, decrease in operating expenses in the first six months of 2000 compared to the same period in 1999 is primarily due to closing all of the It's About Games stores in the fourth quarter of 1999 and elimination of related costs.

During the first six months of 2000, the Company had a net interest expense of $665,500 compared to $558,500 in the first six months of 1999. This increase is primarily the result of reduced interest income.

NONRECURRING CHARGE

The Company recorded a pre-tax, nonrecurring charge of $3.3 million in the second quarter. Approximately $2.0 million relates to reserves recorded on notes receivable and lease obligations booked in connection with Company-owned stores sold in 1998. The remaining $1.3 million primarily relates to the write-down of certain intangibles of franchise concepts and Company-owned stores that are not performing at expected levels to reflect estimated realizability of long-lived assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the second quarter with $174,700 in cash and had a current ratio of .76 to 1.0.

Ongoing operating activities provided cash of $7.0 million relating to a $4.4 million reduction in accounts receivable as a result of reduced royalty accruals, note receivables and buying group receivables. Prepaid expenses and other provided cash of $5.7 million, primarily due to income tax refunds received and cash surrender value proceeds from life insurance policies on officers that were canceled. The components of cash utilized by the reduction in accounts payable of $2.5 million is primarily the result of reduced buying group activity. The $819,500 reduction in accrued liabilities consists primarily of payments on lease settlements on closed It's About Games store locations accrued at year-end.

Investing activities used $375,300 of cash during the first six months of 2000 and primarily relates to ongoing development of software utilized by our franchisees.

Financing activities used $6.5 million of cash during the second quarter of 2000. The $6.6 million payments on long-term debt includes $1.1 million payments on the line of credit, $2.8 million on the bank term note, $2.5 million to pay off the note relating to the purchase of Video Game Exchange, Inc. and $175,800 payments on other notes. The Company received $105,600 in cash from options exercised to purchase stock.

As of June 24, 2000, the Company had a $7.5 million committed revolving line of credit, which expired on July 31, 2000. Borrowings against the line carried an interest rate of the bank's base rate plus one percent, which was 10.5% at June 24, 2000. At June 24, 2000, the Company had borrowings of $5.1 million against the line.

In addition to the line of credit, the Company had an $8.0 million converted bank term note. At June 24, 2000, the Company had borrowings of $4.2 million against the note. Borrowings against the converted note carried an interest rate of the bank's base rate plus one percent, which was 10.5% at June 24, 2000. Borrowings could be made and repaid through March 31, 1999 on a revolving basis at which date the total amount outstanding was converted to term debt which was being paid off in monthly installments that began May 1, 1999.

A second bank term note bearing interest at the bank's base rate plus one percent was paid in full during the second quarter of 2000.

Subsequent to the end of the second quarter, the Company reduced debt by $4.6 million with proceeds from the sale of its corporate headquarters, tax refunds and operating cash flows.

On July 31, 2000, the Company entered into a credit agreement with Rush River Group, LLC, an affiliate of the Company, to provide a credit facility of up to $7.5 million. The initial term loan was $5.0 million and will be repaid by the Company over a seven-year period with a fixed rate of 14% interest. Proceeds were utilized to repay the bank line of credit and term loan that expired July 31, 2000 and for working capital. Additional funding of $2.5 million is available to the Company through July 31, 2007 in minimum increments of $250,000 with 10-days notice. Each additional funding will be a separate term loan under the credit agreement. Additional funding will carry a fixed rate of 14% and will be amortized from the date of the loan through July 31, 2007. In connection with the credit agreement, the Company has agreed to maintain Shareholders' Equity of $1,100,000. In addition, if there is a change in control, as defined in the credit agreement, with respect to the Company, such change of control is considered an event of default and Rush River Group may declare all loan(s) under the credit agreement immediately due and payable.

Rush River Group has agreed to subordinate up to $2.5 million of the financing to a bank. In addition, the agreement contains a prepayment provision that would allow the Company to repay the debt at any time without premium or penalty. In connection with the credit agreement, the Company has issued to Rush River Group a warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $2.00 per share. The warrant can only be exercised if (i) the shareholders of the Company approve the warrant or (ii) the Company obtains a waiver of the shareholder approval requirement contained in the rules of The Nasdaq Stock

Market. The warrant expires July 31, 2010. If the Company is unable to obtain shareholder approval or waiver as discussed above, then the interest rate of each note issued under the credit facility will increase from 14% to 18% retroactive to July 31, 2000. In addition, in such case, Rush River Group will have the option to demand full payment of all such notes upon 60 days' notice.

The Company believes that this new facility, along with cash generated from future operations, will be adequate to meet the Company's current obligations and operating needs.


ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 31, 2000, the Company issued a warrant to Rush River Group, LLC, an affiliate of the Company, allowing Rush River Group to purchase 200,000 shares of the Company's common stock at an exercise price of $2 per share. The warrant was issued in connection with the establishment of a credit facility allowing the Company to borrow up to $7.5 million from Rush River Group. Other than the establishment of the credit facility, no consideration was paid for the issuance of the warrant. The Company issued the warrant pursuant to Section 4(2) the Securities Act of 1933 (an exemption from the registration requirements of such Act). The warrant can only be exercised if (i) the shareholders of the Company approve the warrant or (ii) the Company obtains a waiver of the shareholder approval requirement contained in the rules of The Nasdaq Stock Market. The warrant expires July 31, 2010. In management's opinion, the credit agreement was negotiated at terms comparable to those that could be arranged with unrelated parties.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

At the Annual Shareholders meeting held on May 3, 2000, the Company submitted to a vote of security-holders the following matters which received the indicated votes:

1.   Approving setting the number of members of the Board of Directors at five (5):
                                                                 Broker
     For: 4,961,776      Against: 1,225      Abstain: 1,226      Non-Vote: 0

2.   Election of Directors:
                                        Grant:           Withhold:
     John L. Morgan                    4,960,649          3,578

     William D. Dunlap, Jr.            4,960,649          3,578

     Kirk A. MacKenzie                 4,960,649          3,578

     Paul C. Reyelts                   4,960,649          3,578

     Mark L. Wilson                    4,960,649          3,578

3. Ratifying the appointment of Arthur Andersen LLP as independent auditors for the current fiscal year:
                                                                 Broker
     For: 4,962,388      Against: 660        Abstain: 1,179      Non-Vote: 0

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GROW BIZ INTERNATIONAL, INC.


Date: August 7, 2000               By: /s/ John L. Morgan
                                       -------------------
                                           John L. Morgan
                                           Chairman and Chief Executive Officer


Date: August 7, 2000               By: /s/ Gary Stofferahn
                                       -------------------
                                           Gary Stofferahn
                                           Controller