Form 10-Q
period 2000-09-23
GROW BIZ INTERNATIONAL INC
filed 2000-11-06
CIK 908315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 23, 2000

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

                         4200 Dahlberg Drive, Suite 100
                          Golden Valley, MN 55422-4837
               (Address of Principal Executive Offices, Zip Code)

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

Common stock, no par value, 5,386,433 shares outstanding as of October 31, 2000.

                          GROW BIZ INTERNATIONAL, INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                          PAGE
----------- ------------------------------------------------------------- ------

Item 1.     Financial Statements (Unaudited)

            Condensed Balance Sheets:                                         3
                    September 23, 2000 (Unaudited) and December 25, 1999

            Condensed Statements of Operations:                               4
                   Three Months Ended
                   September 23, 2000 and September 25, 1999 (Unaudited)
                   Nine Months Ended
                   September 23, 2000 and September 25, 1999 (Unaudited)

            Condensed Statements of Cash Flows:                               5
                   Nine Months Ended
                   September 23, 2000 and September 25, 1999 (Unaudited)

            Notes to Condensed Financial Statements                       6 - 8

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    9 - 17


Item 3.     Quantitative and Qualitative Disclosures About Market Risk

PART II.    OTHER INFORMATION                                              PAGE
----------- ------------------------------------------------------------- ------
            Items 1 through 5 have been omitted since all items are inapplicable or answers negative.

Item 6.     Exhibits and Reports on Form 8-K                                 21

            Signatures                                                       22

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

                          GROW BIZ INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS

                                                                         ---------------------- -----------------------
                                                                               (Unaudited)
                                                                           September 23, 2000      December 25, 1999
                                                                         ---------------------- -----------------------
                                                                          ASSETS
Current Assets:
     Cash and cash equivalents                                                  $   2,706,900              $        -
     Trade receivables, less allowance for doubtful accounts of
          $2,126,600 and $1,044,000                                                 6,602,900              11,164,600
     Inventories                                                                    1,454,000               1,959,600
     Prepaid expenses and other                                                       419,800               6,773,800
     Deferred income taxes                                                          2,074,200               2,074,200
                                       Total current assets                        13,257,800              21,972,200

     Notes receivable                                                                 359,000               1,156,300
     Property and equipment, net                                                    1,428,800               4,369,100

     Other assets, net                                                                760,700               2,144,200
                                                                               $   15,806,300          $   29,641,800

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                           $   4,020,300           $   5,350,700
     Accrued liabilities                                                            2,944,400               3,707,000
     Current maturities of long-term debt                                             953,800               9,287,600
     Current deferred revenue                                                         598,600                 878,900
                                      Total current liabilities                     8,517,100              19,224,200

Long-Term Debt                                                                      4,825,800               7,528,500
Deferred Gain on Building Sale                                                        502,200                       -

Shareholders' Equity:
     Common stock, no par, 10,000,000 shares authorized,
          5,386,433 and 5,346,119 shares issued and outstanding                     1,419,100               1,313,500
     Retained earnings                                                                542,100               1,575,600

                                       Total shareholders' equity                   1,961,200               2,889,100
                                                                               $   15,806,300          $   29,641,800




    The accompanying notes are an integral part of these financial statements

                          GROW BIZ INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         --------------------------------------- ----------------------------------
                                                                     Three Months Ended                     Nine Months Ended
                                                             September 23,      September 25,      September 23,      September 25,
                                                                  2000               1999               2000               1999
                                                         ------------------- ------------------- -------------------- -------------
REVENUE:
     Merchandise sales                                       $  6,777,200       $ 11,223,300       $ 22,912,200       $ 34,165,600
     Royalties                                                  4,169,000          4,755,700         12,581,800         14,391,100
     Franchise fees                                               405,300            500,600            789,300          1,478,800
     Advertising and other                                        190,000            194,000            349,300            438,200
            Total revenue                                      11,541,500         16,673,600         36,632,600         50,473,700

COST OF MERCHANDISE SOLD                                        5,787,400          9,846,500         19,666,400         29,195,400

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                                        4,863,300          7,160,800         14,987,500         21,541,100

RESTRUCTURING CHARGE                                                 --           11,575,300               --           11,575,300

EARNINGS CHARGE                                                      --                 --            3,337,900               --

GAIN ON SALE OF COMPUTER RENAISSANCE                              537,200               --              537,200               --

            Income (loss) from operations                       1,428,000        (11,909,000)          (822,000)       (11,838,100)

INTEREST INCOME                                                    12,000             61,800             84,500            284,000

INTEREST EXPENSE                                                 (224,500)          (391,200)          (962,500)        (1,171,900)

            Income (loss) before income taxes                   1,215,500        (12,238,400)        (1,700,000)       (12,726,000)

(BENEFIT) PROVISION FOR INCOME TAXES                              476,500         (4,797,500)          (666,400)        (4,988,600)

NET INCOME (LOSS)                                            $    739,000       $ (7,440,900)      $ (1,033,600)      $ (7,737,400)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED       $        .14       $      (1.43)      $       (.19)      $      (1.50)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED         5,386,400          5,218,600          5,380,800          5,159,200



    The accompanying notes are an integral part of these financial statements

                          GROW BIZ INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         -------------------------------------------
                                                                                     Nine Months Ended
                                                                          September 23, 2000    September 25, 1999
                                                                         --------------------- ---------------------

OPERATING ACTIVITIES:
     Net loss                                                                  $  (1,033,600)        $  (7,737,400)
     Adjustments to reconcile net income to net cash
     provided by operating activities:
             Depreciation and amortization                                         1,992,200             1,551,600
             Restructuring Charge                                                          -            11,575,300
             Change in operating assets and liabilities:
                         Trade receivables                                         5,359,000             4,801,200
                         Inventories                                                 505,600               711,300
                         Prepaid expenses and other                                6,354,000            (4,566,900)
                         Accounts payable                                         (1,330,400)           (6,142,100)
                         Accrued liabilities                                        (762,600)            1,633,800
                         Deferred franchise fees                                    (463,500)             (621,500)

                               Net cash provided by operating activities          10,620,700             1,205,300

INVESTING ACTIVITIES:
     (Increase) Decrease in other assets                                              64,800              (839,000)
     Purchase of property and equipment                                             (445,500)           (2,704,200)
     Proceeds from sale of property and equipment                                  3,397,800                    -
                               Net cash provided by (used for)
                               investing  activities                               3,017,100            (3,543,200)

FINANCING ACTIVITIES:
     Proceeds from notes payable                                                   5,000,000             4,664,500
     Payments on long-term debt                                                  (16,036,500)           (6,168,500)
     Proceeds from stock option exercises                                            105,600               653,000
     Issuance of common stock                                                             -                770,800

                               Net cash used for financing activities            (10,930,900)              (80,200)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   2,706,900            (2,418,000)
Cash and cash equivalents, beginning of period                                             -             2,418,000
Cash and cash equivalents, end of period                                        $  2,706,900         $           -




    The accompanying notes are an integral part of these financial statements

                          GROW BIZ INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Management's Interim Financial Statement Representation:

The accompanying condensed financial statements have been prepared by Grow Biz International, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information in the condensed financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

Revenues and operating results for the three month period and nine month period ended September 23, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   Organization and Business:

The Company offers licenses to operate retail stores using the service marks "Play it Again Sports(R)", "Once Upon A Child(R)", "Music Go Round(R)", "ReTool(R)" and "Plato's Closet(R)". In addition, the Company sells inventory to its Play It Again Sports(R) franchisees through its buying group and operates 11 retail stores. The Company has a 52/53-week year that ends on the last Saturday in December. Fiscal year 2000 is a 53-week fiscal year.

3.   Sale of Computer Renaissance:

On August 30, 2000, the Company completed the disposition of substantially all the assets related to the Computer Renaissance(R) franchising and retailing operations for $3.0 million to Hollis Technologies, LLC. One million dollars of the purchase price is being held in an escrow account for up to 18 months from August 30, 2000. Assuming Hollis Technologies, LLC does not make any claim against the escrow fund, the escrow agent will disperse $333,333 to the Company on the six, twelve and eighteen month anniversary of August 30, 2000. Any amounts received from the escrow will be recorded as additional income when received. The sale resulted in a $537,200 operating gain, or $.06 per share diluted, in the third quarter ended September 23, 2000. In addition, the Company has entered into a five-year $2.0 million consulting agreement to provide ongoing franchise and business consulting services to Hollis Technologies, LLC. Pursuant to the Consulting Agreement, Hollis Technologies, LLC agreed to make 60 equal monthly payments of $33,333 to the Company over the term of the agreement.

4.   Sale of Corporate Headquarters:

On July 10, 2000, the Company sold its corporate headquarters facility to Koch Trucking, Inc. for $3.5 million in cash. Net proceeds from the sale were used to pay down then existing bank debt. The Company entered into a four-year lease for approximately 55% of the facility pursuant to which the Company will pay annual base rent of $218,980. The sale resulted in a $731,000 gain to be recognized over the 48-month lease term.

5. Revolving Line of Credit and Long-Term Debt:

On July 31, 2000, the Company paid in full all amounts outstanding on the bank revolving line of credit with TCF National Bank Minnesota ("TCF Line") and bank term note with TCF National Bank Minnesota ("TCF Note") that carried interest rates at the bank's base rate plus one percent. To replace the bank debt, the Company entered into a credit agreement with Rush River Group, LLC, an affiliate of the Company, to provide in one or more term loans up to $7.5 million of subordinate secured debt at a fixed rate of 14% per year ("Rush River Facility"). The initial amount borrowed was $5.0 million amortized over seven years with an additional $2.5 million available under the Rush River Facility on similar terms upon 10-days' notice. In connection with the credit agreement governing the Rush River Facility, the Company has agreed to maintain shareholders' equity of $1,100,000 plus an amount equal to any positive addition to shareholders' equity by reason of the issuance of the warrant referenced below. In addition, if there is a change in control, as defined in the credit agreement, such change in control is considered an event of default and Rush River Group, LLC may declare all loan(s) under the Rush River Facility immediately due and payable.

In connection with the Rush River Facility, Rush River Group, LLC received a warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $2.00 per share. The terms of the warrant allowed Rush River Group, LLC to surrender the warrant in exchange for an increase in the annual interest rate under the Rush River Facility from 14% to 18% if the Nasdaq Stock Market required the shareholders of the Company to approve the warrant and such approval was not received. On October 12, 2000, the Nasdaq Stock Market confirmed that it did not require that the shareholders of the Company approve the warrant. The warrant was not exercisable prior to such time. In management's opinion, the Rush River Facility was negotiated at terms comparable to those that could be arranged with unrelated parties.

6.  Net Income Per Common Share:

The Company calculates net income per share in accordance with FASB Statement No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Net Income Per Common Share Basic. The Company calculates Net Income Per Share - Dilutive by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method. There were no dilutive options outstanding during the periods presented.

7.   Other Contingencies:

In addition to the operating lease obligations disclosed in footnote 8 of the Company's Form 10-K for the year ended December 25, 1999, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed. As of September 23, 2000, the Company is contingently liable on these leases for up to an additional $829,000. These leases have various expiration dates through 2008. The Company's exposure is reduced as leases are paid, expire, or are renewed by the current operator of the location.

8.   New Accounting Pronouncements:

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 137, "Deferral of the Effective Date of SFAS No. 133," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. If certain conditions are met, a derivative may qualify for hedge accounting. Based on current operations, the Company anticipates that the adoption of SFAS No. 133 at the beginning of fiscal 2001 will not have a significant impact on its results of operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. On June 26, 2000, the SEC delayed the adoption date of SAB No. 101. SAB No. 101 is effective for the Company no later than October 1, 2000. SAB No. 101 is not expected to have a material effect on the Company's financial position or results of operations.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company franchises and operates retail concepts that buy, sell, trade and consign merchandise. Each concept operates in a different industry and provides the consumer with high value retailing by offering quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers' used goods that have been outgrown or are no longer used. The stores also offer new merchandise to supplement their selection of used goods.

Following is a summary of the Company's franchising and corporate retail store activity for the retail concepts for the three months ended September 23, 2000:

                                              ------------ ------------- ----------- ------------- -----------
                                                 TOTAL        OPENED/    CLOSED/SOLD                 TOTAL
                                                6/24/00      PURCHASED                 CONVERTED    9/23/00
                                              ------------ ------------- ----------- ------------- -----------
Play It Again Sports(R)
   Franchised Stores - US and Canada                548           3         (7)            0            544
   Franchised Stores - Other International            8           0          0             0              8
   Corporate                                          2           0          0             0              2
   Other                                             23           0          0             0             23

Once Upon A Child(R)
   Franchised Stores - US and Canada                226          10         (5)            0            231
   Corporate                                          1           0          0             0              1

Computer Renaissance(R)
   Franchised Stores - US and Canada                187           0        (187)           0              0
   Corporate                                          3           0         (3)            0              0

Music Go Round(R)
   Franchised Stores - US and Canada                 71           1         (5)            0             67
   Corporate                                          7           0          0             0              7

ReTool(R)
   Franchised Stores - US and Canada                 13           1          0             0             14
   Corporate                                          1           0          0             0              1

Plato's Closet(R)
   Franchised Stores - US and Canada                 12           8          0             0             20
   Corporate                                          1           0          0             0              1
                                              ------------ ------------- ----------- ------------- -----------

                      Total                       1,103          23        (207)           0            919
                                              ============ ============= =========== ============= ===========

Following is a summary of the Company's franchising and corporate retail store activity for the nine months ended September 23, 2000:

                                              ------------ ------------- ----------- ------------- -----------
                                                 TOTAL        OPENED/    CLOSED/SOLD                 TOTAL
                                               12/25/99      PURCHASED                 CONVERTED    9/23/00
                                              ------------ ------------- ----------- ------------- -----------
Play It Again Sports(R)
   Franchised Stores - US and Canada                580          10         (47)           1            544
   Franchised Stores - Other International            8           0          0             0              8
   Corporate                                          3           0          0            (1)             2
   Other                                             23           0          0             0             23

Once Upon A Child(R)
   Franchised Stores - US and Canada                220          22         (11)           0            231
   Corporate                                          1           0          0             0              1

Computer Renaissance(R)
   Franchised Stores - US and Canada                208           1        (209)           0              0
   Corporate                                          3           0         (3)            0              0

Music Go Round(R)
   Franchised Stores - US and Canada                 72           4         (9)            0             67
   Corporate                                          8           0         (1)            0              7

ReTool(R)
   Franchised Stores - US and Canada                 11           4         (1)            0             14
   Corporate                                          1           0          0             0              1

Plato's Closet(R)
   Franchised Stores - US and Canada                  4          16          0             0             20
   Corporate                                          1           0          0             0              1
                                              ------------ ------------- ----------- ------------- -----------

                      Total                       1,143          57        (281)           0            919
                                              ============ ============= =========== ============= ===========

Factors That May Affect Future Results

The statements made in this report that are not historical facts are forward looking statements. Such statements are based on current expectations but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements. Important factors which may result in variations from results contemplated by such forward looking statements include, but are not limited to: (1) the Company's ability to attract qualified franchisees; (2) the Company's ability to collect its receivables; (3) the Company's ability to open stores; (4) each store's ability to acquire high-quality, used merchandise; (5) the Company's ability to control selling, general and administrative expenses; (6) the Company's ability to operate the Company-owned stores profitably; (7) the Company's ability to negotiate acceptable lease terminations in connection with the It's About Games restructuring; and (8) the ability of the primary obligors to meet their commitments on leases that the Company is a guarantor.

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

Results of Operations

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

                                             ------------------------------------- --- -------------------------------------
                                                      Three Months Ended                        Nine Months Ended
                                               September 23,      September 25,          September 23,      September 25,
                                                   2000               1999                   2000               1999
                                             ------------------ ------------------ --- ------------------ ------------------
Revenue:
Merchandise sales                                    58.7%              67.3%                 62.5%              67.7%
Royalties                                            36.1               28.5                  34.3               28.5
Franchise fees                                        3.5                3.0                   2.2                2.9
Advertising and other                                 1.7                1.2                   1.0                0.9
          Total revenues                            100.0%             100.0%                100.0%             100.0%

Cost of merchandise sold                             50.1               59.1                  53.7               57.8
Selling, general and administrative expenses         42.1               42.9                  40.9               42.7
Restructuring charge                                  0.0               69.4                   0.0               22.9
Earnings charge                                       0.0                0.0                   9.1                0.0
Gain on sale of Computer Renaissance(R)               4.6                0.0                   1.5                0.0
          Income (loss) from operations              12.4              (71.4)                 (2.2)             (23.4)
Interest and other income, net                       (1.9)              (2.0)                 (2.4)              (1.8)
          Income (loss) before income
          taxes                                      10.5              (73.4)                 (4.6)             (25.2)
(Benefit) Provision for income taxes                  4.1              (28.8)                 (1.8)              (9.9)
          Net income (loss)                           6.4%             (44.6)%                (2.8)%            (15.3)%

             Comparison of Three Months Ended September 23, 2000 to
                      Three Months Ended September 25, 1999

Revenues

Revenues for the quarter ended September 23, 2000 totaled $11.5 million compared to $16.7 million for the comparable period in 1999.

Merchandise sales consist of the sale of product to franchisees through the buying group and retail sales at the Company-owned stores. For the third quarter of 2000 and 1999 they were as follows:

                                         2000                      1999
Buying Group                          $ 4,872,000                $ 5,562,600
Retail Sales                            1,905,200                  5,660,700
Merchandise Sales                     $ 6,777,200               $ 11,223,300

Buying group revenue decreased 12.4% for the three months ended September 23, 2000 compared to the same period last year. This is a result of having approximately 47 fewer Play It Again Sports(R) stores open. Retail store sales decreased $3.8 million, or 66.3%, for the three months ended September 23, 2000 compared to the same period last year. The revenue decline was primarily due to closing all of the Company-owned It's About Games stores in the fourth quarter of 1999.

Royalties decreased to $4.2 million for the third quarter of 2000 from $4.8 million for the same period in 1999, a 12.3% decrease. This decrease relates primarily to (i) the decline in retail sales in the Computer Renaissance concept and (ii) 228 fewer franchised stores open at the end of the third quarter of 2000 compared to the same period last year, including approximately 182 franchised Computer Renaissance stores removed from the system as part of the August 30, 2000 sale to Hollis Technologies, LLC.

Franchise fees declined to $405,300 for the third quarter of 2000 compared to $500,600 for the third quarter of 1999. Although 23 franchised stores were opened in the third quarter of 2000 compared to 16 stores opened during the same period last year, the decrease in franchise fees is in part a result of a change in the franchise fee structure made in July 1999. Under such policy, franchisees with existing franchises were not required to pay an initial franchise fee for an additional franchise. As of August 1, 2000, existing franchisees are required to pay an initial franchise fee of $15,000 for each additional franchise. Seven stores were opened in the third quarter of 2000 that were not required to pay a franchise fee. In addition, $200,000 of the 1999 third quarter franchise fees related to a master franchise agreement signed with Duskin Company, Ltd., a Japanese company.

Cost of Merchandise Sold

Cost of merchandise sold includes the cost of merchandise sold through the buying group and at Company-owned retail stores. Cost of merchandise sold as a percentage of the related revenue for the third quarter of 2000 and 1999 were as follows:

                                       2000                      1999
Buying Group                           95.2%                     95.8%
Retail Stores                          60.3                      79.8

Retail gross margin improvement from 20.2% in the third quarter of 1999 to 39.7% in the third quarter of 2000, primarily the result of closing the It's About Games retail stores. A large percentage of the video game sales were new merchandise which carried a lower gross margin per item and, as a result, reduced the Company's overall gross margins in the Company-owned retail stores. Margins have returned to a level consistent with margins achieved prior to acquiring the It's About Games concept and are anticipated to remain at this level.

Selling, General and Administrative

The $2.3 million, or 32.1%, decrease in operating expenses in the third quarter of 2000 compared to the same period in 1999 is primarily due to closing all of the It's About Games stores in the fourth quarter of 1999 and elimination of related costs.

During the third quarter of 2000, the Company had a net interest expense of $212,500 compared to $329,400 in the third quarter of 1999. This decrease is primarily the result of lower debt balances in the third quarter of 2000 compared to the same period last year.

Sale of Computer Renaissance

On August 30, 2000, the Company completed the disposition of substantially all the assets related to the Computer Renaissance franchising and retailing operations to Hollis Technologies, LLC. At the time of the disposition, there were approximately 185 Computer Renaissance(R) stores in operation, including three Company-owned stores. The sale resulted in a $537,200 operating gain, or $.06 per share diluted, in the third quarter ended September 23, 2000.

Sale of Corporate Headquarters

On July 10, 2000, the Company sold its corporate headquarters facility to Koch Trucking, Inc. for approximately $3.5 million in cash. Net proceeds from the sale were used to pay down then existing bank debt. The Company agreed to lease back approximately 55% of the facility pursuant to which the Company will pay annual base rent of $218,980. The sale resulted in a $731,000 gain to be recognized over the 48-month lease term.

              Comparison of Nine Months Ended September 23, 2000 to
                      Nine Months Ended September 25, 1999

Revenues

Revenues for the nine months ended September 23, 2000 were $36.6 million compared to $50.5 million for the comparable period in 1999.

Merchandise sales consist of the sale of product to franchisees through the buying group and retail sales at the Company-owned stores. For the nine months ended September 23, 2000 and September 25, 1999 they were as follows:


                                         2000                      1999
Buying Group                         $ 16,623,400               $ 17,667,000
Retail Sales                            6,288,800                 16,498,600
Merchandise Sales                    $ 22,912,200               $ 34,165,600


Buying group revenue decreased 5.9% for the nine months ended September 23, 2000 compared to the same period last year. This is a result of having approximately 47 fewer Play It Again Sports(R) stores open. Retail store sales decreased $10.2 million, or 61.9%, for the nine months ended September 23, 2000 compared to the same period last year. The revenue decline was due to closing all of the Company-owned It's About Games stores in the fourth quarter of 1999.

Royalties decreased to $12.6 million for the nine months ended September 23, 2000 from $14.4 million for the same period in 1999, a 12.6% decrease. This decrease relates primarily to the decline in retail sales in the Computer Renaissance concept and 228 fewer franchised stores open at the end of the second quarter of 2000 compared to the same period last year, including the approximately 182 franchised Computer Renaissance stores removed as part of the August 30, 2000 sale to Hollis Technologies, LLC.

Franchise fees declined to $789,300 for the nine months ended September 23, 2000 compared to $1.5 million for the same period of 1999. This decrease can be attributed to 57 franchises opened during the nine months ended September 23, 2000 compared to 67 opened during the same period of 1999 and the change in the franchise fee structure made in July 1999. Under such policy, franchisees with existing franchises were not required to pay an initial franchise fee for an additional franchise. As of August 1, 2000, existing franchisees are required to pay an initial franchise fee of $15,000 for each additional franchise. Twenty-six stores were opened in the nine months ended September 23, 2000 that were not required to pay a franchise fee.

Cost of Merchandise Sold

Cost of merchandise sold includes the cost of merchandise sold through the buying group and at Company-owned retail stores. Cost of merchandise sold as a percentage of the related revenue for the nine months ended September 23, 2000 and September 25, 1999 were as follows:

                                       2000                      1999
Buying Group                           94.8%                     95.2%
Retail Stores                          62.1                      75.0

Retail gross margins improved from 25.0% in the first nine months of 1999 to 37.9% in the first nine months of 2000 is primarily as a result of closing the It's About Games retail stores. A large percentage of the video game sales were new merchandise which carried a lower gross margin per item and, as a result, reduced the Company's overall gross margin in the Company-owned retail stores. Margins have returned to a level consistent with margins achieved prior to acquiring the It's About Games concept and are anticipated to remain at this level.

Selling, General and Administrative

The $6.6 million, or 30.4%, decrease in operating expenses in the first nine months of 2000 compared to the same period in 1999 is primarily due to closing all of the It's About Games stores in the fourth quarter of 1999 and elimination of related costs.

During the first nine months of 2000, the Company had a net interest expense of $878,000 compared to $887,900 in the first nine months of 1999.

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

Sale of Computer Renaissance

On August 30, 2000, the Company completed the disposition of substantially all the assets related to the Computer Renaissance franchising and retailing operations to Hollis Technologies, LLC. At the time of the disposition, there were approximately 185 Computer Renaissance stores in operation, including three Company-owned stores. The sale resulted in a $537,200 operating gain, or $.06 per share diluted, in the third quarter ended September 23, 2000.

Sale of Corporate Headquarters

On July 10, 2000, the Company sold its corporate headquarters facility to Koch Trucking, Inc. for approximately $3.5 million in cash. Net proceeds from the sale were used to pay down then existing bank debt. The Company agreed to lease back approximately 55% of the facility pursuant to which the Company will pay annual base rent of $218,980. The sale resulted in a $731,000 gain to be recognized over the 48-month lease term.

Liquidity and Capital Resources

The Company's primary sources of liquidity have historically been cash flow from operations and bank borrowings. The Company ended the third quarter of 2000 with $2.7 million in cash and a current ratio of 1.56 to 1.0 compared to no cash and a current ratio of 1.22 to 1.0 at the end of the third quarter of 1999.

Ongoing operating activities provided cash of $10.6 million for the first nine months of 2000 compared to $1.2 million for the same period last year. Components of the cash provided in the first nine months of 2000 include a $5.4 million reduction in accounts receivable as a result of reduced royalty accruals, note receivables and buying group receivables. Prepaid expenses and other current assets provided cash of $6.4 million, primarily due to income tax refunds received and cash surrender value proceeds from officers' life insurance policies that were canceled. The components of cash utilized by the reduction in accounts payable of $1.3 million is primarily the result of reduced buying group activity. The $762,600 reduction in accrued liabilities consists primarily of payments on lease settlements on closed It's About Games store locations accrued at year-end.

Investing activities provided $3.0 million of cash during the first nine months of 2000 and primarily relates to the sale of the Company's corporate headquarters facility. Investing activities for the first nine months of 1999 used $3.5 million.

Financing activities used $10.9 million of cash during the first nine months of 2000 compared to $80,200 for the same period last year. The $16.0 million payments on long-term debt includes $6.2 million payments on the TCF Line, $7.1 million on the TCF Note, $2.5 million to pay off the note relating to the purchase of Video Game Exchange, Inc. and $326,800 payments on other notes. The Company received $105,600 in cash from options exercised to purchase stock. The $5.0 million of proceeds from note payable is the amount borrowed on the new credit facility with Rush River Group, LLC.

At the beginning of the third quarter, the Company had in place the TCF Line and TCF Note. The TCF Line and TCF Note had interest rates equal to the base rate of TCF National Bank Minnesota plus one percent (10.5% for the portion of the third quarter during which they were outstanding). On July 31, 2000, the Company repaid the TCF Line and TCF Note in full.

On July 31, 2000, the Company entered into a credit agreement with Rush River Group, LLC, an affiliate of the Company, to provide a credit facility of up to $7.5 million dollars ("Rush River Facility"). The credit agreement allows such amount to be drawn upon by the Company in one or more term loans. The initial term loan was $5.0 million dollars and will be repaid by the Company over a seven-year period. Each term loan is or will accrue interest at 14% per year. The purposes of establishing the Rush River Facility were to repay the TCF Note and TCF Line and for general corporate purposes. The Rush River Facility is secured by a lien against substantially all of the Company's assets. Rush River Group, LLC has agreed to subordinate its lien to any lien of a financial institution relating to financing not to exceed $2.5 million dollars.

Among other requirements, the Rush River Facility currently requires that the Company maintain shareholder equity of at least $1,100,000 plus an amount equal to any positive addition to shareholders' equity by reason of the issuance of the warrant referenced below. In addition, if there is a change of control as defined in the credit agreement governing the Rush River Facility, such change is an event of default, and Rush River Group, LLC may declare all amounts outstanding under such term notes immediately due and payable. The Rush River Facility also contains an agreement allowing the Company to prepay any and all amounts outstanding under the Rush River Facility without premium or penalty.

In connection with the Rush River Facility, the Company has issued to Rush River Group, LLC a warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $2.00 per share. The Warrant became exercisable upon the removal of certain contingencies and expires on July 31, 2010. See Note 5 to the Financial Statements, "Revolving Line of Credit and Long Term Debt." The Company believes that this new facility, along with cash generated from future operations, will be adequate to meet the Company's current obligations and operating needs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable

PART II. OTHER INFORMATION

Item 5.   Items 1-5.

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

(a.)  Exhibits

Exhibit Number             Description
      27               Financial Data Schedule

(b.)  Reports on Form 8-K

The Company filed a report on Form 8-K on September 1, 2000 related to the sale of its Computer Renaissance franchising and retail operations.

The Company filed a report on Form 8-K/A on September 14, 2000 related to the sale of its Computer Renaissance franchising and retail operations.

The Company filed a report on Form 8-K/A on October 24, 2000 related to the sale of its Computer Renaissance franchising and retail operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GROW BIZ INTERNATIONAL, INC.



Date:  November 6, 2000               By:   /s/   John L. Morgan
                                            John L. Morgan
                                            Chairman and Chief Executive Officer


Date:  November 6, 2000               By:   /s/   Gary Stofferahn
                                            Gary Stofferahn
                                            Controller

                                 Exhibit Index
                          Grow Biz International, Inc.
               Form 10-Q for the Quarter Ended September 23, 2000


Exhibit                 Description
   27                   Financial Data Schedule