Form 10-K
period 2000-12-30
GROW BIZ INTERNATIONAL INC
filed 2001-03-23
CIK 908315

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ______________________

                                   FORM 10-K
                    Annual Report Pursuant to Section 13 of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2000   Commission File Number: 000-22012

                            ______________________

                         GROW BIZ INTERNATIONAL, INC.
            (Exact name of Registrant as specified in its charter)

            Minnesota                                       41-1622691
   (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                      Identification Number)

          4200 Dahlberg Drive, Suite 100, Minneapolis, MN 55422-4837
              (Address of principal executive offices) (Zip Code)

                 Registrant's telephone number: (763) 520-8500

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

                    Yes [X]                 No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's common stock on March 12, 2001, as reported on the Nasdaq SmallCap Market, was $10.3 million.

Shares of no par value Common Stock outstanding as of March 12, 2001: 5,386,433 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 2, 2001 have been incorporated by reference into Items 10, 11, 12 and 13 of Part III of this report.

                  GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY
                      INDEX TO ANNUAL REPORT ON FORM 10-K

PART I                                                                                                       PAGE
==================================================================================================================
Item 1.       Business                                                                                         4

Item 2.       Properties                                                                                      11

Item 3.       Legal Proceedings                                                                               11

Item 4.       Submission of Matters to a Vote of Security Holders                                             11

PART II                                                                                                      PAGE
==================================================================================================================

Item 5.       Market for the Registrant's Common Equity and Related Shareholder Matters                       12

Item 6.       Selected Financial Data                                                                         13

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operation            14

Item 7a.      Quantitative and Qualitative Disclosures About Market Risk                                      20

Item 8.       Financial Statements and Supplementary Data                                                     20

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            36

PART III                                                                                                     PAGE
==================================================================================================================

Item 10.      Directors and Executive Officers of the Registrant                                              36

Item 11.      Executive Compensation                                                                          37

Item 12.      Security Ownership of Certain Beneficial Owners and Management                                  37

Item 13.      Certain Relationships and Related Transactions                                                  37

PART IV                                                                                                      PAGE
==================================================================================================================

Item 14.      Exhibits and Reports on Form 8-K                                                                37

              SIGNATURES                                                                                      40

EXHIBITS
================================================================================

Exhibit 10.13    Amendment No. 4 to the 1992 Stock Option Plan

Exhibit 10.25    Employment Agreement with Stephen M. Briggs, dated December 14,
                 2000

Exhibit 10.26    First Amendment to Employment Agreement with John L. Morgan

Exhibit 10.27 2001 Stock Option Plan, including forms of stock option agreements

Exhibit 11.1     Statement of Computation of Per Share Earnings

Exhibit 23.1     Consent of Independent Public Accountants

ITEM 1:  BUSINESS

Background

Grow Biz International, Inc., a Minnesota corporation, (referred to herein as "Company," "we," "us," "our" and other similar terms) is a franchisor of five retail brands that buy, sell, trade and consign merchandise. Each brand operates in a different industry and provides the consumer with high value retailing. We began franchising the Play It Again Sports(R) brand in 1988, and since that date, have made a series of acquisitions and dispositions to grow and diversify our brands in other retail concepts.

 .    In June 1998, we completed the sale of the assets and franchising rights of our Disc Go Round(R) brand to CD Warehouse, Inc. for $7.0 million cash plus the assumption of $384,000 in deferred franchise fees. At the time of the sale, there were 137 Disc Go Round(R) stores in operation, including three Company-owned stores, and an additional 37 franchise agreements were awarded for stores that were not yet opened. The sale resulted in a $5,231,500 operating gain in the second quarter ending June 27, 1998.

 .    In August 1997, Grow Biz Games, Inc., a Minnesota corporation and a wholly-
     owned subsidiary of the Company, acquired certain assets and franchising rights of Video Game Exchange, Inc. ("VGE") of Cleveland, Ohio for total consideration of $6,579,700. VGE was a 40 store retail operation with stores in Ohio, Pennsylvania, Kentucky, Georgia and Maryland and became the nucleus of the It's About Games store brand. We began franchising this brand in 1997. We closed or sold the stores comprising the It's About Games retail chain in November 1999. In December 1999, we completed the sale or liquidation of the assets of our It's About Games brand. We undertook an orderly liquidation of the inventory and other assets by conducting a liquidation sale. Approximately 50% of the assets were disposed of in three main transactions. The first sale, to an unrelated party, of substantially all of the assets of 14 stores in Kentucky, Maryland, Ohio and Pennsylvania for $114,200 plus inventory valued at 40% of cost to be received in cash and a promissory note. The second sale, to an unrelated party, of substantially all of the assets of 14 stores in Ohio for $42,000 plus inventory at 40% of cost to be received in cash and a promissory note. The third, a bulk inventory sale to an unrelated party for $140,000 cash. The remaining assets of the It's About Games brand were disposed of by abandonment or liquidation sale resulting in a total restructuring charge of $11,345,500 for the year ended December 25, 1999.

 .    In April 1998, we acquired certain assets and franchising rights of Tool
     Traders, Inc. of Detroit, Michigan, which formed the basis for our ReTool(R) store brand. We paid $380,200 plus a percentage of future royalties for a period of seven years. At the time of acquisition, there were two retail stores in operation under the name Tool Traders. We changed the name and began franchising the ReTool(R) brand in 1998.

 .    In January 1999, we acquired certain assets and franchising rights of
     Plato's Closet, Inc. of Columbus, Ohio for total consideration of $400,000 plus a percentage of future royalties for a period of seven years. There were four stores in operation at the time of purchase. We began franchising the Plato's Closet(R) brand in 1999.

 .    In August 2000, we completed the sale of substantially all the assets related to the Computer Renaissance(R) franchising and retailing operations for $3.0 million to Hollis Technologies, LLC. One million dollars of the purchase price is being held in an escrow account for up to 18 months from August 30, 2000. Hollis Technologies, LLC and CompRen, Inc. have filed a claim with the escrow agent to recover alleged damages incurred in connection with the sale. We do not consent to their claim on the escrowed funds. We believe that these claims are baseless and we have filed a notice of dispute with the escrow agent. Amounts received from the escrow will be recorded as additional income when received.

     In addition, we entered into a five-year $2.0 million consulting agreement to provide ongoing franchise and business consulting services to Hollis Technologies, LLC. Pursuant to the Consulting Agreement, Hollis Technologies, LLC agreed to make 60 equal monthly payments of $33,333 to us over the term of the agreement.

Each of our retail store brands emphasizes consumer value by offering high-quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers' used goods that have been outgrown or are no longer used. The stores also offer new merchandise to supplement their selection of used goods.

Our significant assets are located within the United States, and we generate all revenues from United States operations other than 2000 franchising revenues from Canadian operations of approximately $1.8 million.

Our five continuing store brands with their fiscal year 2000 system-wide sales, defined as revenues from all affiliated stores, are summarized as follows:

Play It Again Sports(R) - $282 million

Play It Again Sports(R) stores sell, buy, trade and consign used and new sporting goods, equipment and accessories for a variety of athletic activities including hockey, in-line skating, fitness, ski/snowboard, golf and baseball/softball. The stores offer a flexible mix of merchandise that is adjusted to adapt to seasonal and regional differences. Sales of used sporting goods are emphasized to provide the highest value to the customer. New merchandise is offered to supplement available used goods.

Once Upon A Child(R) - $87 million

Once Upon A Child(R) stores sell and buy used and new children's clothing, toys, furniture, equipment and accessories. This store brand primarily targets cost-conscious parents of children ages infant to twelve years with emphasis on children ages seven years and under. These customers have the opportunity to sell their used children's items to a Once Upon A Child(R) store when outgrown and to purchase quality used children's clothing, toys, furniture and accessories at prices lower than new merchandise. New merchandise is offered as a supplement to used merchandise.

Plato's Closet(R) - $8 million

Plato's Closet(R) stores sell and buy used and new clothing and accessories geared toward the teenage and young adult market. Customers also have the opportunity to sell their used items to a Plato's Closet(R) store when outgrown and to purchase quality used clothing and accessories at prices lower than new merchandise.

Music Go Round(R) - $33 million

Music Go Round(R) stores sell, buy, trade and consign used and new musical instruments, speakers, amplifiers, music-related electronics and related accessories for parents of children who play musical instruments, as well as professional and amateur musicians.

ReTool(R)- $4 million

ReTool(R) stores sell and buy both used and new hand tools, power tools and accessories. The stores also offer to customers the opportunity to try out equipment prior to making a purchase.

Following is a summary of our franchising and corporate store activity for the fiscal year ended December 30, 2000:

                                               -------------------------------------------------------------------
                                                   TOTAL       OPENED/      CLOSED/                        TOTAL
                                                 12/25/99    PURCHASED       SOLD          CONVERTED     12/30/00
                                               -------------------------------------------------------------------
Play It Again Sports(R)
--------------------
   Franchised Stores - US and Canada               580         14           (70)              2            526
   Franchised Stores - Other International           8          0             0               0              8
   Corporate - Owned                                 3          0             0              (2)             1
   Other                                            23          0             0               0             23


Once Upon A Child(R)
-----------------
   Franchised Stores - US and Canada               220         26           (14)              0            232
   Corporate - Owned                                 1          0             0               0              1

Plato's Closet(R)
--------------
   Franchised Stores - US and Canada                 4         21             0               0             25
   Corporate - Owned                                 1          0             0               0              1

Computer Renaissance(R)(1)
--------------------
   Franchised Stores - US and Canada               208          1          (209)              0              0
   Corporate - Owned                                 3          0            (3)              0              0

Music Go Round(R)
--------------
   Franchised Stores - US and Canada                72          7           (12)              0             67
   Corporate - Owned                                 8          2            (2)              0              8

ReTool(R)
-----------------------------------------
   Franchised Stores - US and Canada                11          5            (2)              0             14
   Corporate - Owned                                 1          0             0               0              1
                                               -------------------------------------------------------------------
                      Total                      1,143         76          (312)/(1)/         0            907
                                               ===================================================================

____________________________
(1) In August 2000, the Company completed the sale of substantially all the assets related to the Computer Renaissance(R) franchising and retailing operations to Hollis Technologies, LLC.

Franchising Overview

We use franchising as a business method of distributing goods and services through our retail brands to consumers. We, as franchisor, either develop or acquire a business brand, typically represented by a trademark, service mark or similar rights, and an operating system for the franchised business. We then enter into franchise agreements with franchisees and grant the franchisee the right to use our business brand, service marks and operating system to manage the business. Franchisees are required to operate their businesses in accordance with the systems, specifications, standards and formats we develop for the business brand. We train the franchisees on how to operate the franchised business and provide continuing support and service.

Business Strategy

Our business strategy is to develop value-oriented retail brands based on a mix of used and new merchandise and to implement these brands through a nationwide franchise system that provides support services to its franchisees. The key elements of this strategy include (i) offering value-oriented retail brands to prospective entrepreneurs, (ii) attracting new, qualified franchisees and (iii) supporting existing franchisees.

1.  Offering Value-Oriented Merchandise Brand Opportunities

Our retail brands provide value to consumers by purchasing and reselling used merchandise that consumers have outgrown or no longer use at substantial savings from the price of new merchandise. By offering a combination of high-quality used and value-priced new merchandise, we benefit from consumer demand for value-oriented retailing. In addition, we believe that among national retail operations our retail store brands provide a unique source of value to consumers by purchasing used merchandise. We also believe that the strategy of buying used merchandise increases consumer awareness of our retail brands.

2.  Attracting Franchisees

Our franchise marketing program seeks to attract prospective franchisees with experience in management and operations and an interest in being the owner and operator of their own business. We seek franchisees who: (i) have a sufficient net worth, (ii) have prior business experience, and (iii) intend to be integrally involved with the management of the store. At December 30, 2000, we had 43 franchise agreements for stores that are expected to open in 2001.

We began franchising internationally in 1991 and, as of December 30, 2000, had 83 franchised stores open in Canada. The Canadian stores are operated by franchisees under agreements substantially similar to those used in the United States.

3.  Franchise Support

As a franchisor, our success depends upon our ability to develop and support competitive and successful franchise brands. We emphasize the following areas of franchise support and assistance.

     Training

Each franchisee must attend our training program regardless of prior experience. The training program is a multi-visit program. Soon after signing a franchise agreement, the franchisee is required to attend a new owner orientation training. This course covers basic management issues, such as preparing a business plan, lease evaluation, evaluating insurance needs and obtaining financing. Our training staff assists each franchise in developing a business plan for their store with financial and cash flow projections. The second training session is centered on store operations. It covers, among other things, point-of-sale computer training, inventory selection and acquisition, sales, marketing and other topics. We provide the franchisee with operations manuals that we periodically update.

     Field Support

We provide operations personnel to assist the franchisee in the opening of a new business. We also have an ongoing field support program designed to assist franchisees in operating their stores. Our franchise support personnel visit each store periodically and, in most cases, a business appraisal is made to determine whether the franchisee is operating in accordance with our standards. The visit is also designed to assist franchisees with operational issues.

     Purchasing

During training each franchisee is taught how to evaluate, purchase and price used goods. In addition to purchasing used products from customers who bring merchandise to the store, the franchisee is also encouraged to develop sources for purchasing used merchandise in the community. Franchisees typically do not repair or recondition used products, but rather, purchase quality used merchandise that may be put directly on display for resale on an 'as is' basis. We have developed specialized computer point-of-sale systems for Once Upon A Child(R) and Plato's Closet(R) stores that provide the franchisee with standardized pricing information to assist in the purchasing of used items. Play It Again Sports(R) and Music Go Round(R) also use buying guides to assist franchisees in pricing used items although not electronic.

We provide centralized buying services including credit and billing for the Play It Again Sports(R) franchisees. Upon credit approval, Play It Again
Sports(R) franchisees may order through the buying group, in which case, product is drop-shipped directly to the store by the vendor. We are invoiced by the vendor and, in turn, we invoice the franchisee adding a 4% service fee to cover our costs of operating the buying group. To provide the remaining brand's franchisees a source of affordable new product, we have developed relationships with our core vendors and negotiated prices for our franchisees to take advantage of on a direct basis. Our Play It Again Sports(R) franchise system relies on several major vendors including Bauer(R) Nike Hockey, The Hockey Company and Keys Fitness. The loss of any of the above vendors would change the vendor mix, but not significantly change our product offered.

Our typical Once Upon A Child(R) franchised store purchases approximately 75% of its new product from Graco(R), Million Dollar Baby and Cosco(R). While we believe that there are several other vendors that could adequately replace the loss of any of these three major vendors, it would alter the selection of product offered.

There are no significant vendors to our typical Music Go Round(R) franchised store the loss of which would materially impair our ability to obtain appropriate product.

     Retail Advertising and Marketing

We encourage our franchisees to implement a marketing program that includes one or more of the following: television, radio, direct mail, point-of-purchase materials, in store signage and local store marketing programs. Through these mediums, we advertise both the buying and selling aspects of our retail brands. Franchisees of the respective brands are required to spend the following minimum percentage of their gross sales on approved advertising and marketing: Play It Again Sports(R) - 5%, Once Upon A Child(R) - 5%, Music Go Round(R) - 3%, ReTool(R) - 4% and Plato's Closet(R) - 4%. In addition, all franchisees are required to pay us an annual marketing fee of $500. Franchisees are required to participate in regional cooperative advertising groups.

     Computerized Point-Of-Sale Systems

We require franchisees to use a retail information management computer system in each store. Stores which were opened prior to April 1992 were not required to install the system. This computerized point-of-sale system is designed specifically for use in our franchise retail stores. This system includes a cash register, bar code printer and scanner, together with software modules for inventory management, cash management and customer information management. The system is designed to accommodate buying and consigning of used merchandise. This system provides franchisees with an important management tool that reduces errors, increases efficiencies and enhances inventory control. We provide both computer software and hardware support for the system.

     Other Support Services

We assist each new franchisee with site location. A third party vendor provides design layouts and opening materials including pricing materials, stationary, signage, fixtures, slatwall and carpeting. Additional communication with franchisees is made through weekly news updates, broadcast faxes and semi-annual conferences which include trade shows.

The Franchise Agreement

We enter into franchise agreements with our franchisees. The following is a summary of certain key provisions of our current standard franchise agreement. A complete copy of our standard franchise agreement has been filed by incorporation as an exhibit to this Form 10-K. Except as noted, the franchise agreements used for each of our business brands are the same.

Each franchisee must execute our franchise agreement and pay an initial franchise fee. At December 30, 2000, the franchise fee for all brands was $20,000 for an initial store. In August 2000, we changed the franchise fees for additional stores for Grow Biz franchisee owners. Once a franchisee opens its initial store, it can open additional stores, in any brand, by paying a $15,000 franchise fee, provided an acceptable territory is available and the franchisee meets minimum financial standards. Typically, the franchisee's initial store is open for business within 270 days from the date the franchise agreement is signed. The franchise agreement has an initial term of 10 years, with subsequent 10-year renewal periods, and grants the franchisee an exclusive geographic area which will vary in size depending upon population, demographics and other factors. A renewal fee equal to $5,000 is payable to us 30 days prior to any franchise renewal. Under current franchise agreements, franchisees of the respective brands are required to pay us weekly continuing fees (royalties) equal to the following percentage of gross sales: Play It Again Sports(R) -
5%, Once Upon A Child(R) - 5%, Music Go Round(R) - 3%, ReTool(R) - 4% and Plato's Closet(R) - 4%. Play It Again Sports(R) franchise agreements signed prior to April 1, 1992 require payment of a 3% royalty. Upon completion of the initial 10-year term, Play It Again Sports(R) royalties are adjusted to 4%.
Play It Again Sports(R) franchisees opening their second or additional store pay us a 4% royalty for that store.

Each franchisee is required to pay us an annual marketing fee of $500. Each Play It Again Sports(R) and Once Upon A Child(R) franchisee is required to spend 5% of its gross sales for advertising and promoting its franchised store. We have the option to increase the minimum advertising expenditure requirement for these franchises to 6% of the franchisee's gross sales, of which up to 2% would be paid to us as an advertising fee for deposit in an advertising fund. This fund would be managed by us and would be used for advertising and promotion of the franchise system. We expect to initiate this advertising fund when we determine that the respective franchise system warrants such an advertising and promotion program. Music Go Round(R) franchisees are required to spend at least 3% of gross sales for approved advertising. We have the option to increase the minimum advertising expenditure requirement for these franchises to a total of 4% of the franchisee's gross sales, of which up to one-third, or 1.5%, would be paid to us as an advertising fee for deposit into an advertising fund. Retool(R) and Plato's Closet(R) franchisees are required to spend at least 4% of gross sales for approved advertising. We have an option to increase the minimum advertising expenditure requirement for these franchises up to at total of 5% of franchisee's gross sales, of which up to 2% would be paid to us as an advertising fee for deposit into an advertising fund.

During the term of a franchise agreement, franchisees agree not to operate directly or indirectly any competitive business. In addition, franchisees agree that after the end of the term or termination of the franchise agreement, franchisees will not operate any competitive business for a period of one year and within a reasonable geographic area. We believe that the strict enforcement of the noncompetition clause is critical to the success of the franchise operations. These noncompetition clauses are not enforceable in certain states.

Although our franchise agreements contain provisions designed to assure the quality of a franchisee's operations, we have less control over a franchisee's operations than we would if we owned and operated the store. Under the franchise agreement, we have a right of first refusal on the sale of any franchised store, but we are not obligated to repurchase any franchise.

Renewal of the Franchise Relationship

At the end of the 10-year term of each franchise agreement, each franchisee has the option to "renew" the franchise relationship by signing a new 10-year franchise agreement. If a franchisee chooses not to sign a new franchise agreement, a franchisee must comply with all post termination obligations including the franchisee's agreement not to compete discussed above. This agreement not to compete may not be enforceable in certain states. We may choose not to renew the franchise relationship only when permitted by the franchise agreement and applicable state law.

In 2000, 36 franchisees had their Play It Again Sports(R) franchise agreement expire. Of those franchisees, 33 signed new 10-year franchise agreements. In 2001, 2002 and 2003, 81, 127 and 75 Play It Again Sports(R) franchise agreements will expire, respectively. We believe that renewing a significant number of these franchise relationships is extremely important to the success of this franchise system.

No Once Upon A Child(R) franchise agreements expired in 2000. In 2001, 2002 and 2003, 1, 2 and 41 Once Upon A Child(R) franchise agreements will expire, respectively. We believe that renewing a significant number of these franchise relationships is important to the success of this franchise system.

None of our other franchise systems have franchise agreements that will expire in 2001.

Competition

Retailing, including the sale of sporting goods, children's and teenage apparel, musical instruments and tools, is highly competitive. Many retailers have substantially greater financial and other resources than we do. Our franchisees compete with established, locally owned retail stores, discount chains and traditional retail stores for sales of new merchandise. Full line retailers generally carry little or no used merchandise. Resale, thrift and consignment shops and garage and rummage sales offer some competition to our franchisees for the sale of used merchandise. We are aware of, and compete with, one franchisor of stores which sell new and used sporting equipment and two franchisors of stores which sell used and new children's clothing, toys and accessories.

Our Play It Again Sports(R) franchisees compete with large retailers such as The Sports Authority(R), Gart Sports and Oshman's as well as regional and local sporting goods stores. We do not know of any other franchisor that directly competes with us in the sporting goods retail business for potential franchisees.

Our Once Upon A Child(R) franchisees compete primarily with large retailers such as Babies "R" Us(R), Wal-Mart(R), Target(R) Stores and various specialty children's retail stores such as Gap(R) Kids. We compete with other franchisors for franchisees. We view our competitive position with other franchisors in the children's clothing, toys and furniture retail industry as favorable.

Our Plato's Closet(R) franchise stores compete with specialty apparel stores primarily such as Gap(R), Abercrombie & Fitch(R) and The Limited(R). We do not believe we compete with any other franchisor in the teenage clothing retail market.

Our Music Go Round(R) franchise stores compete with large musical instrument retailers such as Guitar Center(R), Mars Music(R) and Sam Ash Music(R).
We do not believe we compete with any other franchisor directly in relation to the used and new musical instrument market.

Our franchisees may face additional competition as our franchise systems expand. This could include additional competitors that may enter the used merchandise market. We believe that our franchisees will continue to be able to compete favorably with other retailers based on the strength of our value-oriented brands, the name recognition associated with our service marks and the national recognition gained by our franchise brands.

We also face competition in connection with the sale of franchises. Our prospective franchisees frequently evaluate other franchise opportunities before purchasing a franchise from us. We compete for franchisees with other franchise companies based on at least the following factors: amount of franchise fee, royalty rate, profitability and industry. We believe that our franchise brands compete favorably with other franchises based on the fees we charge, our franchise support services and the performance of our existing franchise brands.

Government Regulation

Fourteen states and the Federal Trade Commission impose pre-sale franchise registration and/or disclosure requirements on franchisors. In addition, a number of states have statutes which regulate substantive aspects of the franchisor-franchisee relationship such as termination, nonrenewal, transfer, discrimination among franchisees and competition with franchisees.

Additional legislation, both at the federal and state levels, could expand pre-sale disclosure requirements, further regulate substantive aspects of the franchise relationship and require us to file our franchise offering circulars with additional states. We cannot predict the effect of future franchise legislation, but do not believe there is any imminent legislation currently under consideration which would have a material adverse impact on our operations.

Trademarks and Service Marks

Grow Biz(R), Play It Again Sports(R), Once Upon A Child(R), Music Go
Round(R), Retool(R) and Plato's Closet(R), among others, are our registered service marks. These marks are of considerable value to our business. They support our franchise brands and our marketing and sales efforts. We intend to protect our service marks by appropriate legal action where and when necessary. Each service mark registration must be renewed every 10 years. We have, and intend to, continue to take all steps necessary to renew the registration of all our material service marks.

Seasonality

Our Play It Again Sports(R), Once Upon A Child(R) and Plato's Closet(R) franchise brands have experienced higher than average sales volume during the spring months and during the back to school and holiday shopping seasons. This trend, along with the related impact of our Company-operated retail stores revenue, results in higher than average royalty and merchandise revenue during the second, third and fourth quarters.

Employees

As of December 30, 2000, we employed 135 full-time employees, of which 3 were franchise salespersons, 64 were franchise support personnel, 28 were administrative and 40 were retail sales staff. We also employed 28 part-time employees at our Company-owned retail stores as of fiscal year end 2000.

ITEM 2:  PROPERTIES

We lease our headquarters facility in Golden Valley, Minnesota. We pay annual base rent of $218,980 plus 55% of common area maintenance charges for the building. The lease expires in 2004. Our facilities are sufficient to meet our current needs and our immediate future needs.

At December 30, 2000, we leased space for our 12 retail store locations, typically for a fixed monthly rental and operating costs. One lease is due to expire in 2001, none in 2002, eight in 2003, three in 2004 and none thereafter.

ITEM 3:  LEGAL PROCEEDINGS

We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

                                    PART II

ITEM 5:   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS.

Our common stock was traded on the Nasdaq National Market System through February 6, 2000 and is now traded on the Nasdaq SmallCap Market under the symbol "GBIZ". The table below sets forth the high and low bid prices of our common stock as reported by Nasdaq for the periods indicated:


2000:      First       Second      Third       Fourth           1999:      First       Second      Third       Fourth
-------------------------------------------------------      ----------------------------------------------------------
High       8 7/16    8 3/4       4 11/16         7              High      13 10/32     12 5/16     8 1/2        5 1/8
Low           3      4 1/2        3 7/8       3 15/16           Low        12 1/4       6 1/2      4 1/2        2 7/8

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. At March 12, 2001, there were 5,386,433 shares of common stock outstanding held by approximately 826 beneficial shareholders and 220 shareholders of record. We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

On July 31, 2000, we entered into a credit agreement with Rush River Group, LLC, an affiliate of ours, to provide a credit facility of up to $7.5 million. As part of that agreement, Rush River Group, LLC required that we not declare or pay any dividends, purchase, redeem, retire or otherwise acquire for value any of our common stock. Also in connection with the credit facility, we issued to Rush River Group, LLC a warrant to purchase 200,000 shares of our common stock at an exercise price of $2.00 per share. The warrant was issued as partial consideration for providing the credit facility to us. The warrant was issued pursuant to Section 4(2) of the Securities Act of 1933. The warrant is currently exercisable and will remain exercisable until July 31, 2010.

In connection with the change in our management during fiscal year 2000, we issued to Sheldon T. Fleck a warrant for the purchase of 200,000 shares of our common stock at an exercise price of $6.00 per share. The warrant was issued as compensation for the financial advisor's services, in accordance with the terms of a Letter Agreement dated as of November 17, 1999. The warrant was issued pursuant to Section 4(2) of the Securities Act of 1933. The warrant is exercisable and will remain exercisable until March 22, 2008.

ITEM 6:   SELECTED FINANCIAL DATA.

The following table sets forth selected financial information for the periods indicated. The information should be read in conjunction with the financial statements and related notes discussed in Item 14, and Management's Discussion and Analysis of Financial Condition and Results of Operations discussed in Item 7.

                                                                                  Fiscal Year Ended
                                                                        (in thousands except per share data)
                                                 ---------------------------------------------------------------------------------
                                                  December 30,    December 25,    December 26,      December 27,      December 28,
                                                   2000/(1)/       1999/(2)/        1998/(3)/        1997/(4)/            1996
                                                 ---------------------------------------------------------------------------------
Revenue:
    Merchandise sales                                  $29,416        $ 45,163          $73,306           $66,889           $71,737
    Royalties                                           16,502          19,085           19,473            17,329            14,965
    Franchise fees                                         914           1,942            2,986             3,907             4,162
    Advertising and other                                  715             368              586               710               686
                                                       -------        --------          -------           -------           -------
        Total revenue                                   47,547          66,558           96,351            88,835            91,550
Cost of merchandise sold                                25,295          39,387           60,325            56,634            63,856
Selling, general and administrative expenses            18,701          28,320           29,105            24,990            23,636
Restructuring and other                                      -          11,345                -                 -                 -
Earnings Charge                                          3,338               -                -                 -                 -
Gain on sale of Disc Go Round                                -               -            5,232                 -                 -
Gain on sale of Computer Renaissance(R)                    537               -                -                 -                 -
                                                       -------        --------          -------           -------           -------
        Income (loss) from operations                      750         (12,494)          12,153             7,211             4,058
Litigation settlement                                        -               -                -            (2,000)                -
Interest income (expense), net                            (944)         (1,293)            (239)              103               195
                                                       -------        --------          -------           -------           -------
        Income (loss) before income taxes                 (194)        (13,787)          11,914             5,314             4,253
(Benefit) Provision for income taxes                       157          (5,198)           4,670             2,083             1,667
                                                       -------        --------          -------           -------           -------
Net income (loss)                                      $  (351)       $ (8,589)         $ 7,244           $ 3,231           $ 2,586
                                                       =======        ========          =======           =======           =======

Net income (loss) per common share - diluted           $  (.07)       $  (1.65)         $  1.24           $   .52           $   .40
                                                       =======        ========          =======           =======           =======
Weighted average shares outstanding                      5,382           5,206            5,833             6,274             6,516
                                                       =======        ========          =======           =======           =======

Balance Sheet Data:
    Working capital                                    $ 5,393        $  2,748          $ 1,103           $ 9,141           $ 8,516
    Total assets                                        14,721          29,642           43,141            37,755            29,177
    Total debt                                           4,788          16,816           17,949             6,330               264
    Shareholders' equity                                 3,467           2,889           10,165            17,451            17,698

Selected Financial Ratios:
    Return on average assets                              (1.6)%         (23.6)%           17.9%              9.7%              8.2%
    Return on average equity                             (11.0)%        (131.6)%           52.5%             18.4%             13.3%


____________________________
(1) In August 2000, the Company completed the sale of the assets of the Computer Renaissance(R) franchising and retailing operations. See Footnote 4 of the Consolidated Notes to the Financial Statements.
(2) In November 1999, the Company completed the sale of the assets of the It's About Games brand. See Footnote 4 of the Consolidated Notes to the Financial Statements.
(3)  In June 1998, the Company completed the sale of Disc Go Round.
(4) In August 1997, the Company acquired certain assets and franchising rights of Video Game Exchange, Inc.

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION.

Results of Operations

The following table sets forth selected information from the Company's Consolidated Statements of Operations expressed as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

                                           =======================================================================================
                                                          Fiscal Year Ended                      Fiscal 2000       Fiscal 1999
                                           ----------------------------------------------
                                           December 30,      December 25,      December 26,      over (under)      over (under)
                                               2000              1999              1998              1999              1998
                                           =======================================================================================
Revenues
  Merchandise sales                            61.9%             67.9%             76.1%            (34.9)%           (38.4)%
  Royalties                                    34.7              28.7              20.2             (13.5)             (2.0)
  Franchise fees                                1.9               2.9               3.1             (52.9)            (35.0)
  Advertising and other                         1.5               0.5               0.6              94.3             (37.2)
                                              -----            ------             -----            ------           -------
     Total revenues                           100.0             100.0             100.0             (28.6)            (30.9)

Cost of merchandise sold                       53.2              59.2              62.6             (35.8)            (34.7)
Selling, general and administrative
     expenses                                  39.3              42.6              30.2             (34.0)             (2.7)
Restructuring and other                           -              17.0                 -                 -                 -
Earnings Charge                                 7.0                 -                 -             100.0                 -
Gain on sale of Disc Go Round                     -                 -               5.4                 -            (100.0)
Gain on sale of Computer                        1.1                 -                 -            (100.0)                -
 Renaissance(R)                               -----            ------             -----            ------           -------
Income (loss) from operations                   1.6             (18.8)             12.6             106.0            (202.8)
Interest and other income (expense),           (2.0)             (1.9)             (0.2)             27.0            (441.0)
 net                                          -----            ------             -----            ------           -------
Income (loss) before income taxes              (0.4)            (20.7)             12.4              98.6            (215.7)
(Benefit) Provision for income taxes            0.3              (7.8)              4.9             103.0            (211.3)
                                              -----            ------             -----            ------           -------
     Net income (loss)                         (0.7)%           (12.9)%             7.5%             95.9%           (218.6)%
                                              =====            ======             =====            ======           =======

     Revenues

Merchandise sales, which include the sale of product to franchisees through the Play It Again Sports(R) buying group and retail sales at the Company-owned stores, are as follows:

                                            2000                 1999                 1998
                                            ----                 ----                 ----
          Buying Group                $    21,523,800      $    24,554,500      $    40,605,300
          Retail Sales                      7,891,900           20,608,500           32,700,700
                                          -----------          -----------          -----------
                                      $    29,415,700      $    45,163,000      $    73,306,000

The Play It Again Sports(R) buying group revenue declined in 2000 compared to 1999 as a result of having approximately 70 fewer Play It Again Sports(R) stores open as well as the Company's re-evaluation of its extension of credit with certain franchisees. The buying group revenue decline in 1999 compared to 1998 was due to management's strategic decision to reduce the number of vendors which are offered centralized billing through the buying group and encouraging franchisees to purchase more inventory on a direct basis. The decrease in retail sales at Company-owned stores is a result of selling or closing all 61 It's About Games stores in the fourth quarter of 1999 and the sale or closing of seven Company-owned stores during fiscal 2000. Historically, the Play It Again Sports(R) buying group has not contributed materially to the Company's net income.

Revenues from franchising activity were as follows:

                                       2000                 1999                 1998
                                       ----                 ----                 ----
     Royalties                   $    16,502,000       $   19,085,100      $    19,472,800
     Franchise Fees                      914,000            1,942,200            2,986,400

Royalties are derived from retail sales at the franchise level and are 3% to 5% of franchisee's net sales. In 2000, royalties decreased $2,583,100 compared to 1999. This decrease is due to the sale of the Computer Renaissance(R) brand to Hollis Technologies, LLC in August 2000. If royalties related to Computer Renaissance(R) are excluded from royalties earned in 2000 and 1999, royalties increased 1.8% in 2000 compared to 1999.

Key franchise store sales information is included in the table below. Fiscal year 2000 was a 53-week year and fiscal year 1999 was a 52-week year. The comparable store sales percentages below have been adjusted to remove the effect of the extra week from 2000. Comparable store sales information compares 2000 sales to 1999 sales and 1999 sales to 1998 sales. It is calculated utilizing all stores that were open for the entire 24-month comparable period. Average store sales are computed utilizing all stores open for the entire 12-month period.

                                                 Comparable Store Sales
                                       -----------------------------------------
                                          2000 Increase         1999 Increase                2000
                                            from 1999             from 1998          Average Store Sales
                                            ---------             ---------          -------------------
Play It Again Sports(R)                        9.3%                  1.0%                 $560,800
Once Upon A Child(R)                           2.2%                  4.7%                 $413,500
Music Go Round(R)                              2.0%                  6.8%                 $502,200
Retool(R)                                      1.7%                    -                  $284,400
Plato's Closet(R)                             19.1%                    -                  $710,800

Franchise fee revenue is recognized when substantially all initial franchise services have been performed by the Company. During 1999, the Company revised its fee schedule by eliminating franchise fees for all stores other than the first store opened by a franchisee. As of August 1, 2000, existing franchisees are required to pay an initial franchise fee of $15,000 for each additional franchise. Franchise fees in 2000 declined $1,028,200, or 52.9%, from 1999 as a result of opening 74 franchise stores in 2000 compared to 96 in 1999. Twenty-nine stores were opened during 2000 that were not required to pay a franchise fee. Franchise fees declined $1.1 million to $1.9 million in 1999 compared to $3.0 million in 1998. This decrease is a result of opening fewer stores overall; 96 in 1999 compared to 125 in 1998; and the elimination of franchise fees on all stores other than the first store opened by a franchisee. The reduction in franchise fees in 1999 compared to 1998 was offset, in part, by the $200,000 master franchise fee paid by Duskin Company Ltd., a Japanese company, in the third quarter of 1999.

Advertising and other revenue consists primarily of annual marketing fees, corporate vendor commissions and other miscellaneous revenue. In 2000, advertising and other revenue increased $347,000 compared to 1999. The increase is primarily due to approximately $100,000 in fees received in 2000 on the consulting agreement with Hollis Technologies, LLC.

     Cost of Merchandise Sold

Cost of merchandise sold includes the cost of merchandise sold through the Play It Again Sports(R) buying group and at Company-owned retail stores. Over the past three years, cost of merchandise sold as a percentage of the related revenue is shown in the following table:

                              2000                  1999                  1998
                              ----                  ----                  ----
Buying Group                  95.0%                 95.1%                 94.5%
Retail Stores                 61.3%                 77.8%                 65.6%

The 16.5% increase in the 2000 retail gross margin is primarily due to closing the It's About Games retail stores in 1999. The 12.2% increase in the 1999 retail store cost of goods sold is primarily the result of the liquidation of It's About Games inventory sold at significantly reduced prices. Margins have returned to a level consistent with margins achieved prior to acquiring the It's About Games brand and are anticipated to remain at this level.

     Selling, General and Administrative

The $9,619,000 decrease in 2000 selling, general and administrative expenses is primarily due to the elimination of related cost of the It's About Games stores closed in 1999, selling the Computer Renaissance(R) franchise system and retail operations in August 2000, closing or selling seven Company-owned stores in fiscal 2000 and downsizing the Company overall.

     Sale of Computer Renaissance(R)

In August 2000, the Company completed the disposition of substantially all the assets related to the Computer Renaissance(R) franchising and retailing operations for $3.0 million to Hollis Technologies, LLC. One million dollars of the purchase price is being held in an escrow account for up to 18 months from August 30, 2000. Hollis Technologies, LLC and CompRen, Inc. have filed a claim with the escrow agent to recover alleged damages incurred in connection with the sale. The Company does not consent to the claim on the escrowed funds. The Company believes that these claims are baseless, and has filed a notice of dispute with the escrow agent. Amounts received from the escrow will be recorded as additional income when received. In addition, the Company has entered into a five-year $2.0 million consulting agreement to provide ongoing franchise and business consulting services to Hollis Technologies, LLC. Pursuant to the Consulting Agreement, Hollis Technologies, LLC agreed to make 60 equal monthly payments of $33,333 to the Company over the term of the agreement. For the year ended December 30, 2000, $100,000 of payments made on the Consulting Agreement were reflected in other revenue.

     Sale of Corporate Headquarters

On July 10, 2000, the Company sold its corporate headquarters facility to Koch Trucking, Inc. for $3.5 million in cash. Net proceeds from the sale were used to pay down then existing bank debt. The Company entered into a four-year lease for approximately 55% of the facility pursuant to which the Company will pay annual base rent of $218,980. The sale resulted in a $731,000 gain to be recognized over the 48-month lease term. For the year ended December 30, 2000, $91,600 of deferred gain was recognized.

     Nonrecurring Charge

The Company recorded a pre-tax, nonrecurring charge of $3.3 million in the second quarter of 2000. This charge consists primarily of two components. First, approximately $2.0 million relates to management's assessment of current information relating to notes receivable and lease obligations booked in connection with the 1998 sale of Company-owned stores. The other component relates to re-evaluating its brands and Company-owned stores that are not performing at expected levels. As a result of this re-evaluation, certain intangible assets were written-down to reflect estimated realizability of long-lived assets.

     Restructuring and Other

In the third quarter of 1999, the Company made the decision to dispose of the It's About Games brand. Accordingly, a restructuring charge and charge for asset impairment was taken. Further investment in the business was not consistent with the Company's strategy of reducing the number of Company-owned stores and focusing on franchised store development. In December 1999, the Company completed the sale of the assets of the It's About Games brand. The Company undertook an orderly liquidation of the inventory and store assets by conducting a liquidation sale resulting in a total restructuring charge and charge for asset impairment of $11,345,500 for the year ended December 25, 1999. As of December 30, 2000, the restructuring reserve balance was $817,300.

     Net Interest

Net interest expense was $944,100, $1,292,900 and $238,800 in 2000, 1999 and
1998, respectively. The decrease in net expense in 2000 was due to the reduction in total debt from $16.8 million to $4.8 million at year-end 1999 and 2000, respectively. The increase in net interest expense in 1999 and 1998 was due to the Company having lower cash balances and drawing funds on notes payable as a result of acquisitions, operations of It's About Games and the repurchase of shares of the Company's common stock.

Liquidity and Capital Resources

The Company's primary sources of liquidity have historically been cash flow from operations and bank borrowings. The Company ended 2000 with $2.0 million in cash and a current ratio of 1.79 to 1.0 compared to no cash and a current ratio of 1.14 to 1.0 at the end of 1999.

Ongoing operating activities provided cash of $10.1 million for 2000 compared to $1.4 million for 1999. Components of the cash provided in 2000 include a $5.8 million reduction in accounts receivable as a result of improved collection performance and reduction of certain revenue generating activities, note receivables and buying group receivables. Prepaid expenses and other current assets provided cash of $6.4 million, primarily due to income tax refunds received and cash surrender value proceeds from officers' life insurance policies that were canceled. The components of cash utilized by the reduction in accounts payable of $2.5 million is primarily the result of reduced buying group activity. The $1.2 million reduction in accrued liabilities consists primarily of payments on lease settlements on closed It's About Games store locations accrued at year-end.

Investing activities provided $3.0 million of cash during 2000 and primarily relates to the sale of the Company's corporate headquarters facility.

Financing activities used $11.1 million of cash during 2000 compared to $640,100 for 1999. The $17.5 million of payments on long-term debt includes $7.4 million payments on the bank revolving line of credit with TCF National Bank Minnesota ("TCF Line"), $7.1 million on the bank term note with TCF National Bank Minnesota ("TCF Note"), $2.5 million to pay off the note relating to the purchase of Video Game Exchange, Inc. and $570,000 payments on other notes. The Company received $106,400 in cash from options exercised to purchase stock. The $6.3 million of proceeds from notes payable includes $1.3 million on TCF Line before repayment and $5.0 million borrowed on the new credit facility with Rush River Group, LLC.

On July 31, 2000, the Company entered into a credit agreement with Rush River Group, LLC, an affiliate of the Company, to provide a credit facility of up to $7.5 million ("Rush River Facility"). The credit agreement allows such amount to be drawn upon by the Company in one or more term loans. The initial term loan was $5.0 million dollars and will be repaid by the Company over a seven-year period. Each term loan is or will accrue interest at 14% per year. The purposes of establishing the Rush River Facility were to repay the TCF Line and TCF Note and for general corporate purposes. The Rush River Facility is secured by a lien against substantially all of the Company's assets. Rush River Group, LLC has agreed to subordinate its lien to any lien of a financial institution relating to financing not to exceed $2.5 million dollars.

Among other requirements, the Rush River Facility currently requires that the Company maintain shareholder equity of at least $1,922,000. In addition, if there is a change of control as defined in the credit agreement governing the Rush River Facility, such change is an event of default, and Rush River Group, LLC may declare all amounts outstanding under such term notes immediately due and payable. The Rush River Facility also contains an agreement allowing the Company to prepay any and all amounts outstanding under the Rush River Facility without premium or penalty.

In connection with the Rush River Facility, the Company has issued to Rush River Group, LLC a warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $2.00 per share. The warrant became exercisable upon the removal of certain contingencies and expires on July 31, 2010. See Note 7 to the Financial Statements, "Revolving Line of Credit and Long Term Debt." The Company believes that this new facility, along with cash generated from future operations, will be adequate to meet the Company's current obligations and operating needs.

Outlook

     Forward Looking Statements

The statements contained in the letter from the CEO and the President, Item 1 "Business" and in this Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not strictly historical fact, including without limitation, our statements relating to our ability to control costs, our ability to pay down debt, our ability to maintain profitability, the number of stores we believe will open, our ability to slow and ultimately reverse the net loss of franchisees in the Play It Again Sports(R) system and our belief that we will have adequate capital and reserves to meet our current and contingent obligations and operating needs are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act. Such statements are based on management's current expectations as of the date of this Report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements. Investors are cautioned to consider these forward looking statements in light of important factors which may result in variations from results contemplated by such forward looking statements include, but are not limited to the risk factors discussed below.

     Risk Factors

Dependence on Renewals. Each of our franchise agreements is 10 years long. At the end of the term of each franchise agreement, each franchisee has the option to "renew" the franchise relationship by signing a new 10-year franchise agreement.

In 2000, of the 36 franchisees that had their Play It Again Sports(R) franchise agreement expire, 33 signed new 10-year franchise agreements. In 2001, 2002 and 2003, 81, 127 and 75 Play It Again Sports(R) franchise agreements will expire, respectively. We believe that renewing a significant number of these franchise relationships is extremely important to the success of the franchise system. If a significant number of such franchise relationships are not renewed, our financial performance may be materially and adversely affected.

No Once Upon A Child(R) franchise agreements expired in 2000. In 2001, 2002 and 2003, 1, 2 and 41 Once Upon A Child(R) franchise agreements will expire, respectively. We believe that renewing a significant number of these franchise relationships is important to the continued success of this franchise system.

Decline in Number of Franchisees. In 1998, Play It Again Sports(R) closed 64 stores and opened 14 stores, a net loss of 50 stores. In 1999, Play It Again Sports(R) closed 58 stores and opened 12 stores, a net loss of 46 stores. In 2000, Play It Again Sports(R) closed 64 stores and opened 15 stores, a net loss of 49 stores. It is very important to the future success of the Play It Again Sports(R) franchise system that the net loss of Play It Again
Sports(R) stores be slowed and ultimately reversed. We believe that a certain number of stores will close each year. Our objective is to minimize store closings by investing more capital in franchisee support services such as franchisee training and the Grow Biz computer support center, by investing capital to improve Grow Biz's proprietary point-of-sale software system and continuing to train our field operations personnel to better serve franchisee needs. In addition, we will allocate more resources to the new franchise sales process. We believe that many of the store closings referenced above were related to weaker stores, the loss of which did not significantly impact the royalties we received. We also believe that in 2001 the net loss of Play It Again Sports(R) stores in our franchise system will slow.

Dependence on New Franchisees. Our ability to generate increased revenue and achieve higher levels of profitability depends on increasing the number of franchised stores open. We believe that many larger and smaller markets will continue to provide significant opportunities for sales of franchises and that we can sustain approximately our current annual level of store openings. However, there can be no assurance that we will sustain this level of store openings.

Inability to Collect Accounts Receivable. In the event that our ability to collect accounts receivable significantly declines from current rates, additional charges that affect earnings may be incurred.

Unopened Stores. We believe that a substantial majority of stores sold but not opened will open within the time period permitted by the applicable franchise agreement or we will be able to resell the territories for most of the terminated or expired franchises. However, there can be no assurance that substantially all of the currently sold but unopened franchises will open and commence paying royalties to us. To the extent we are required to refund any franchise fees for stores that do not open, we believe that we will be able to repay these fees out of available cash.

Dependence on Supply of Used Merchandise. Our brands are based on offering customers a mix of used and new merchandise. As a result, obtaining continuing supplies of high quality used merchandise is essential to the success of our brands. There can be no assurance that we will avoid supply problems with respect to used merchandise.

Lease Terminations. We have closed a number of our Company-owned stores over the past two years, most of which were part of the It's About Games chain of stores. We have been negotiating terminations relative to such leases, however; approximately 11 of such leases remain in effect. There can be no assurance that we will be able to successfully negotiate satisfactory terminations of such remaining leases.

In addition, as part of closing the It's About Games chain of Company-owned stores, we sold the assets related to approximately 28 It's About Games stores and assigned the underlying leases to independent third parties. We remain contingently liable with respect to such leases. There can be no assurance that such independent third parties will comply with the terms and conditions of such leases, in which case we will be responsible to make payments owed under such leases. We believe that we have adequate reserves to cover any prospective liability with respect to such leases.

Competition. Retailing, including the sale of sporting goods, children and teenage apparel, musical instruments and tools, is highly competitive. Many retailers have significantly greater financial and other resources than us and our franchisees. Individual franchisees face competition in their markets from retailers of new merchandise and, in certain instances, resale, thrift and other stores that sell used merchandise. To date, our franchisees and our Company-owned stores have not faced a high degree of competition in the sale of used merchandise. However, we may face additional competition as our franchise systems expand and additional competitors may enter the used merchandise market.

Selling, General and Administrative Expense. Our ability to control the amount, and rate of growth in, selling, general and administrative expenses and the impact of unusual items resulting from our ongoing evaluation of our business strategies, asset valuations and organizational structures is important to our financial success. We cannot assure any investor that we will be able to control such items of expense.

Quarterly Fluctuations. Our quarterly results of operations have fluctuated as a result of the timing of recognition of franchise fees, receipt of royalty payments, timing of merchandise shipments, timing of expenditures and other factors. We cannot assure any investor that results in future periods will not fluctuate on a quarterly basis.

Government Regulation. As a franchisor, we are subject to various federal and state franchise laws and regulations. Although we believe we are currently in material compliance with existing federal and state laws, there is a trend toward increasing government regulation of franchising. The promulgation of new franchising laws and regulations could adversely affect us.

We do not undertake and specifically decline any obligations to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK.

The Company incurs financial markets risk in the form of interest rate risk. Management deals with such risk by negotiating fixed rate loan agreements. Accordingly, the Company is not exposed to cash flow risks related to interest rate changes. A one percent change in interest rates would not have a significant impact on the Company's fixed rate debt.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  Grow Biz International, Inc. and Subsidiary
                         Index to Financial Statements

          Consolidated Balance Sheets                        Page 21
          Consolidated Statements of Operations              Page 22
          Consolidated Statements of Shareholders' Equity    Page 23
          Consolidated Statements of Cash Flows              Page 24
          Consolidated Notes to Financial Statements         Page 25
          Report of Independent Public Accountants           Page 35

                  GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY

                          Consolidated Balance Sheets

                                                                           --------------------------------------------------
                                                                               December 30, 2000         December 25, 1999
                                                                           --------------------------------------------------
                                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                            $ 2,005,100                $         -
  Receivables, less allowance for doubtful accounts of $943,500
   and $1,044,000                                                                        6,170,300                 11,164,600
  Inventories                                                                            1,367,200                  1,959,600
  Prepaid expenses and other                                                               396,700                  6,773,800
  Deferred income taxes                                                                  2,290,000                  2,074,200
                                                                                       -----------                -----------
               Total current assets                                                     12,229,300                 21,972,200

LONG-TERM RECEIVABLES (Note 3)                                                             326,200                  1,156,300

PROPERTY AND EQUIPMENT:
  Furniture and equipment                                                                6,022,100                  6,280,800
  Building and building improvements                                                       659,200                  3,681,800
  Less - accumulated depreciation and amortization                                      (5,229,500)                (5,593,500)
                                                                                       -----------                -----------
               Property and equipment, net                                               1,451,800                  4,369,100

OTHER ASSETS:
  Noncompete agreements and other, net of accumulated
   amortization of $1,813,200 and $2,531,600                                               189,200                    329,800
  Goodwill, net of accumulated amortization of $568,200 and $148,100                       524,300                  1,814,400
                                                                                       -----------                -----------
               Total other assets                                                          713,500                  2,144,200
                                                                                       -----------                -----------
                                                                                       $14,720,800                $29,641,800
                                                                                       ===========                ===========

                                               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                      $ 2,864,000                $ 5,350,700
 Accrued liabilities                                                                     2,469,200                  3,707,000
 Current maturities of long-term debt                                                      827,400                  9,287,600
 Current deferred revenue                                                                  676,000                    878,900
                                                                                       -----------                -----------
               Total current liabilities                                                 6,836,600                 19,224,200

COMMITMENTS AND CONTINGENCIES (Notes 5, 6 and 9)

LONG-TERM DEBT                                                                           3,961,000                  7,528,500

DEFERRED GAIN ON BUILDING SALE                                                             456,400                          -

SHAREHOLDERS' EQUITY:
 Common stock, no par, 10,000,000 shares authorized,
   5,386,433 and 5,346,119 shares issued and outstanding                                 1,419,900                  1,313,500
 Common stock warrants                                                                     822,000                          -
 Retained earnings                                                                       1,224,900                  1,575,600
                                                                                       -----------                -----------

               Total shareholders' equity                                                3,466,800                  2,889,100
                                                                                       -----------                -----------
                                                                                       $14,720,800                $29,641,800
                                                                                       ===========                ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                  GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY

                     Consolidated Statements of Operations

                                                ---------------------------------------------------------------------
                                                                           Fiscal Year Ended
                                                                           -----------------
                                                   December 30, 2000       December 25, 1999       December 26, 1998
                                                ---------------------------------------------------------------------
REVENUE
     Merchandise sales                                $29,415,700            $ 45,163,000             $73,306,000
     Royalties                                         16,502,000              19,085,100              19,472,800
     Franchise fees                                       914,000               1,942,200               2,986,400
     Advertising and other                                715,100                 368,100                 585,700
                                                      -----------            ------------             -----------
               Total revenue                           47,546,800              66,558,400              96,350,900

COST OF MERCHANDISE SOLD                               25,294,700              39,386,800              60,324,600

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           18,701,200              28,320,200              29,105,000

RESTRUCTURING AND OTHER (NOTE 4)                                -              11,345,500                       -

NONRECURRING CHARGE (NOTE 5)                            3,337,900                       -                       -

GAIN ON SALE OF DISC GO ROUND                                   -                       -               5,231,500

GAIN ON SALE OF COMPUTER RENAISSANCE(R)                   537,200                       -                       -
                                                      -----------            ------------             -----------

               Income (loss) from operations              750,200             (12,494,100)             12,152,800

INTEREST EXPENSE                                       (1,204,600)             (1,545,700)               (710,500)

INTEREST INCOME                                           260,500                 252,800                 471,700
                                                      -----------            ------------             -----------

               Income (loss) before income taxes         (193,900)            (13,787,000)             11,914,000

(BENEFIT) PROVISION FOR INCOME TAXES                      156,800              (5,197,700)              4,670,200
                                                      -----------            ------------             -----------

NET INCOME (LOSS)                                     $  (350,700)           $ (8,589,300)            $ 7,243,800
                                                      ===========            ============             ===========

BASIC EARNINGS (LOSS) PER SHARE                       $      (.07)           $      (1.65)            $      1.28
                                                      ===========            ============             ===========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING               5,382,200               5,205,900               5,664,000
                                                      ===========            ============             ===========

DILUTED EARNINGS (LOSS) PER SHARE                     $      (.07)           $      (1.65)            $      1.24
                                                      ===========            ============             ===========

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING             5,382,200               5,205,900               5,832,700
                                                      ===========            ============             ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                  GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY

                Consolidated Statements of Shareholders' Equity
 Fiscal years ended December 30, 2000, December 25, 1999 and December 26, 1998

                                                            -------------------------------------------------------------------
                                                                          Common Stock                Retained
                                                            ---------------------------------------
                                                                Shares        Amount     Warrants     Earnings         Total
                                                            -------------------------------------------------------------------

BALANCE, December 27, 1997                                     6,002,214   $ 7,474,900   $       -   $ 9,975,800   $ 17,450,700
  Repurchase of common stock                                  (1,111,915)   (9,473,300)          -    (7,054,700)   (16,528,000)
  Stock options exercised and related tax benefits               188,756     1,998,400           -             -      1,998,400
  Net income                                                           -             -           -     7,243,800      7,243,800
                                                              ----------   -----------   ---------   -----------   ------------

BALANCE, December 26, 1998                                     5,079,055   $         -   $       -   $10,164,900   $ 10,164,900
  Issuance of common stock                                       182,991       820,800           -             -        820,800
  Stock options exercised and related tax benefits                84,073       492,700           -             -        492,700
  Net loss                                                             -             -           -    (8,589,300)    (8,589,300)
                                                              ----------   -----------   ---------   -----------   ------------

BALANCE, December 25, 1999                                     5,346,119   $ 1,313,500   $       -   $ 1,575,600   $  2,889,100
  Issuance of common stock warrants                                    -             -     822,000             -        822,000
  Stock options exercised and related tax benefits                40,314       106,400           -             -        106,400
  Net loss                                                             -             -           -      (350,700)      (350,700)
                                                              ----------   -----------   ---------   -----------   ------------

BALANCE, December 30, 2000                                     5,386,433   $ 1,419,900   $ 822,000   $ 1,224,900   $  3,466,800
                                                              ==========   ===========   =========   ===========   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                                                                       -------------------------------------------------------------
                                                                                                Fiscal Year Ended
                                                                                                -----------------
                                                                                December 30,       December 25,        December 26,
                                                                                    2000               1999                1998
                                                                       -------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income (loss)                                                            $   (350,700)        $(8,589,300)       $  7,243,800
  Adjustments to reconcile net income (loss) to net cash provided by operating activities -
     Depreciation and amortization                                                2,231,500           2,312,900           2,074,500
     Restructuring and other                                                              -           9,198,500                   -
     Gain on sale of property and equipment                                        (110,000)                  -                   -
     Loss on sale of retail stores                                                        -                   -             (39,800)
     Deferred gain on sale of building                                              (91,600)                  -                   -
     Deferred income tax                                                           (215,800)           (375,100)           (207,500)
       Change in operating assets and liabilities:
       Receivables                                                                5,824,400           2,878,300            (278,100)
       Inventories                                                                  592,400           5,972,600          (6,298,300)
       Prepaid expenses and other                                                 6,377,100          (4,419,300)           (476,000)
       Accounts payable                                                          (2,486,700)         (6,465,900)          4,701,800
       Accrued liabilities                                                       (1,237,900)          1,888,500          (2,143,300)
       Deferred franchise fees                                                     (386,000)         (1,022,900)         (1,402,200)
                                                                               ------------         -----------        ------------
          Net cash provided by operating activities                              10,146,700           1,378,300           3,174,900
                                                                               ------------         -----------        ------------

INVESTING ACTIVITIES:
  Purchases of property and equipment                                              (724,900)         (2,805,700)         (2,302,900)
  (Increase) decrease in other assets                                                64,800            (350,500)           (400,200)
  Proceeds from sale of net assets of Disc Go Round                                       -                   -           1,768,500
  Proceeds from sale of property and equipment                                    3,617,800                   -                   -
                                                                               ------------         -----------        ------------
          Net cash provided by (used for) investing activities                    2,957,700          (3,156,200)           (934,600)
                                                                               ------------         -----------        ------------

FINANCING ACTIVITIES:
  Issuance of common stock warrants                                                 822,000                   -                   -
  Proceeds from notes payable                                                     5,516,200           3,044,000          13,772,100
  Payments on long-term debt                                                    (17,543,900)         (4,176,800)         (2,152,900)
  Repurchase of common stock                                                              -                   -         (16,528,000)
  Proceeds from exercises of options and warrants                                   106,400             492,700           1,998,500
                                                                               ------------         -----------        ------------
          Net cash used for financing activities                                (11,099,300)           (640,100)         (2,910,300)
                                                                               ------------         -----------        ------------

INCREASE (DECREASE) IN CASH                                                       2,005,100          (2,418,000)           (670,000)
CASH AND CASH EQUIVALENTS, beginning of period                                            -           2,418,000           3,088,000
                                                                               ------------         -----------        ------------
CASH AND CASH EQUIVALENTS, end of period                                       $  2,005,100         $         -        $  2,418,000
                                                                               ============         ===========        ============

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                                       $  1,288,700         $ 1,506,700        $    682,200
                                                                               ============         ===========        ============
  Cash paid for income taxes                                                   $    121,600         $   350,400        $  4,746,400
                                                                               ============         ===========        ============

NON CASH INVESTING AND FINANCING ACTIVITIES:
  Note received in exchange for sale of inventory and property and
   equipment                                                                   $          -         $   927,700        $  1,974,500
                                                                               ============         ===========        ============
  Assets acquired through the issuance of stock                                $          -         $   820,800        $          -
                                                                               ============         ===========        ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY

                Consolidated Notes to the Financial Statements
                    December 30, 2000 and December 25, 1999

1.   Organization and Business:

Grow Biz International, Inc. (the Company) offers licenses to operate retail stores using the service marks "Play It Again Sports", "Once Upon A Child", "Music Go Round", "ReTool" and "Plato's Closet". The initial franchise fee for a first store is $20,000 for all brands. In addition, the Company sells inventory to its Play It Again Sports(R) franchisees through its "Buying
Group" and operates retail stores. The Company has a 52/53-week fiscal year that ends on the last Saturday in December. Fiscal year 2000 is a 53-week fiscal year.

In 1997, Grow Biz Games, Inc., a wholly-owned subsidiary of the Company, was incorporated in connection with the acquisition of Video Game Exchange, Inc. Certain assets of the following entities were acquired by the Company and its subsidiary with the respective operating results included in the financial statements from the date of acquisition:

          Entity                                                           Acquisition Year
          ------                                                           ---------------
          Sports Traders, Inc. (Buying Group)                                    1992
          Play It Again Sports retail stores (3)                                 1992
          Once Upon A Child, Inc.                                                1992
          Hi Tech Consignments, Inc. (Music Go Round)                            1993
          Computer Renaissance, Inc.                                             1993
          CDX Audio Development, Inc. (Disc Go Round)                            1994
          Video Game Exchange, Inc. (It's About Games)                           1997
          Tool Traders, Inc. (ReTool)                                            1998
          Plato's Closet, Inc.                                                   1999

2.   Significant Accounting Policies:

     Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost which approximates fair value.

     Fair Value of Financial Instruments

The estimated fair value of the Company's financial instruments approximates their carrying values as of December 2000 and 1999. The fair values of borrowings and notes receivable are estimated by discounting future cash flow payment streams using rates that approximate those of comparable borrowings and notes receivable.

     Inventories

The Company values its inventories at the lower of cost, as determined by the average weighted cost method, or market.

     Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization for financial reporting purposes is provided on the straight-line method. Estimated useful lives used in calculating depreciation and amortization are: five years for furniture and equipment and the shorter of the lease term or useful life for leasehold improvements. Major repairs, refurbishments and improvements which significantly extend the useful lives of the related assets are capitalized. Maintenance and repairs, supplies and accessories are charged to expense as incurred.

     Evaluation of Long-Lived Assets and Intangible Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable using undiscounted cash flows. See
Note 5 for impairment adjustments related to 2000.

     Other Assets

Other assets consist primarily of covenants not to compete which are being amortized on a straight-line basis over the terms of the agreements which range from three to ten years and goodwill which is being amortized on a straight-line basis over 15 to 40 years.

     Use of Estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The ultimate results could differ from those estimates.

     Store Opening Costs

All start-up costs associated with the opening of new stores are expensed as incurred.

     Revenue Recognition

The Company collects royalties from each franchise based on retail store gross sales. The Company recognizes royalties as revenue when earned. The Company collects franchise fees when franchise agreements are consummated and recognizes the franchise fees as revenue when substantially all initial franchise services have been performed. The Company had deferred franchise fee revenue of $492,900 and $878,900 at December 30, 2000 and December 25, 1999, respectively.

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

     New Accounting Pronouncements

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 is effective for the Company no later than October 1, 2000. The adoption of SAB No. 101 did not have a material effect on the Company's financial position or results of operations.

3.    Receivables:

The Company's current receivables consisted of the following:

                                          December 30, 2000         December 25, 1999
                                          -----------------         -----------------
          Trade                              $4,622,300                 $ 7,068,800
          Royalty                             1,475,800                   3,188,500
          Notes Receivable                      370,600                   2,013,500
          Other                                  27,800                      50,100
                                             ----------                 -----------
                                              6,496,500                  12,320,900
          Less:  Long-term Notes               (326,200)                 (1,156,300)
                                             ----------                 -----------
          Current Receivables                $6,170,300                 $11,164,600
                                             ==========                 ===========

As part of its normal operating procedures, the Company requires Standby Letters of Credit as collateral for a portion of its trade receivables from its first-year and second-year stores.

Included in accounts receivable above are notes receivable from the sale of Company-owned retail stores bearing interest ranging from 8.0% to 12.5%, payable in monthly principal and interest installments and maturing at various dates from 2001 to 2006.

4.   Acquisitions and Dispositions:

     Disposition of Computer Renaissance(R)

On August 30, 2000, the Company completed the disposition of substantially all the assets related to the Computer Renaissance(R) franchising and retailing operations for $3.0 million to Hollis Technologies, LLC. One million dollars of the purchase price is being held in an escrow account for up to 18 months from August 30, 2000. Amounts received from the escrow will be recorded as additional income when received. The sale resulted in a $537,200 pre-tax operating gain, or $.06 per share diluted. In addition, the Company has entered into a five-year $2.0 million consulting agreement to provide ongoing franchise and business consulting services to Hollis Technologies, LLC. Pursuant to the Consulting Agreement, Hollis Technologies, LLC agreed to make 60 equal monthly payments of $33,333 to the Company over the term of the agreement. For the year ended December 30, 2000, $100,000 of payments made on the Consulting Agreement are reflected in other revenue of the accompanying financial statements.

     Disposition of Corporate Headquarters

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

     Disposition of It's About Games

In the third quarter of 1999, the Company made the decision to dispose of the It's About Games brand. Accordingly, a restructuring charge and charge for asset impairment of $11,345,500 was recorded. In December 1999, the Company completed the sale of the assets of the Company's It's About Games brand. The Company undertook an orderly liquidation of the inventory and other assets by conducting a liquidation sale. Approximately 50% of the assets were disposed of in three main transactions.

The first sale, of substantially all of the assets of 14 stores in Kentucky, Maryland, Ohio and Pennsylvania, was for $114,200 plus inventory valued at 40% of cost, which was paid in cash and by a promissory note. The second sale, of substantially all of the assets of 14 stores in Ohio, was for $42,000 plus inventory at 40% of cost, which was paid in cash and by a promissory note. The third sale, was a bulk inventory sale for $140,000 cash. The remaining assets of the It's About Games brand were disposed of by abandonment or liquidation.

Analysis of the restructuring portion of the reserve:

                                         Facility Costs           Employee Costs            Other Costs           Total
                                         --------------           --------------            -----------           -----
        Balance at September 25, 1999   $     2,247,000             $          -           $     75,000       $2,322,000
        Additional Provisions                         -                  175,000                      -          175,000
        Amounts Paid                            (30,500)                (149,800)              (155,300)        (335,600)
        Amounts Reclassed                       (80,300)                       -                 80,300                -
        Amounts Reversed                       (350,000)                       -                      -         (350,000)
                                        ---------------             ------------           ------------       ----------
        Balance at December 25, 1999    $     1,786,200             $     25,200           $          -       $1,811,400
                                        ---------------             ------------           ------------       ----------
        Amounts Paid                           (966,600)                (25,200)                 (2,300)        (994,100)
        Amounts Reclassed                        (2,300)                       -                  2,300                -
                                        ---------------             ------------           ------------       ----------
        Balance at December 30, 2000    $       817,300             $          -           $          -       $  817,300
                                        ===============             ============           ============       ==========

     Acquisition of Tool Traders, Inc.

In April 1998, the Company announced the acquisition of certain assets and franchising rights of Tool Traders, Inc. of Detroit, Michigan. The Company paid $380,200 plus a percentage of future royalties for a period of seven years.

     Acquisition of Plato's Closet, Inc.

In January 1999, the Company announced the acquisition of certain assets and franchising rights of Plato's Closet, Inc. of Columbus, Ohio for total consideration of $400,000 plus a percentage of future royalties for a period of seven years.

5.   Nonrecurring Charge:

In 2000, the Company recorded a pre-tax, nonrecurring charge of $3.3 million in the second quarter. This charge consists primarily of two components. First, approximately $2.0 million relates to management's assessment of current information relating to notes receivable and lease obligations booked in connection with the 1998 sale of Company-owned stores. The other component relates to re-evaluating its brands and Company-owned stores that are not performing at expected levels. As a result of this re-evaluation, certain intangible assets were written-down to reflect estimated realizability.

6.   Shareholders' Equity:

     Repurchase of Common Stock

Since November 1995, the Company's board of directors has authorized the repurchase of up to 3,000,000 shares of the Company's common stock on the open market. As of December 26, 1998, the Company had repurchased 2,560,828 shares of its stock at an average price of $11.70 per share. No shares have been repurchased since fiscal 1998.

     Stock Option Plan

The Company has authorized up to 1,400,000 shares of common stock be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company's 1992 Stock Option Plan (the Plan). Grants can be made by the board of directors or a board-designated committee at a price of not less than 100% of the fair market value on the date of grant. If an incentive stock option is granted to an individual who owns more than 10% of the voting rights of the Company's common stock, the option exercise price may not be less than 110% of the fair market value on the date of grant. The term of the options may not exceed 10 years, except in the case of nonqualified stock options, whereby the terms are established by the board of directors or a board-designated committee. Options may be exercisable in whole or in installments, as determined by the board of directors or a board-designated committee.

Stock options granted and exercised under the plan as of December 30, 2000 were as follows:

                                                                                     Weighted Average
                                                           Number of Shares           Exercise Price
                                                           -----------------          --------------
          Outstanding at December 27, 1997                      698,862                   $ 9.88
            Granted                                              87,750                    12.42
            Exercised                                          (170,051)                    9.52
            Forfeited                                           (66,624)                   11.35
                                                               --------                   ------
          Outstanding at December 26, 1998                      549,937                     9.54
            Granted                                             150,000                     4.25
            Exercised                                           (76,500)                    7.58
            Forfeited                                          (192,061)                   10.92
                                                               --------                   ------
          Outstanding at December 25, 1999                      431,376                     7.43
            Granted                                             770,000                     5.03
            Exercised                                           (36,000)                    2.15
            Forfeited                                          (239,126)                    7.80
                                                               --------                   ------
          Outstanding at December 30, 2000                      926,250                   $ 5.53
                                                               ========                   ======

Options outstanding as of December 30, 2000 are exercisable as follows:

                                    Options Outstanding                                Options Exercisable
                  --------------------------------------------------------      ----------------------------------
                                             Weighted
                                              Average                                                  Weighted
                                             Remaining         Weighted                                Average
     Range of               Number       Contractual Life       Average                Number        Exercisable
  Exercise Price         Outstanding          (Years)       Exercise Price            Exercisable       Price
  ---------------         ----------          -------       --------------            -----------       ------
$ 4.25  -  $ 5.1875         830,000            4.35            $  4.97                   15,000         $ 4.25
  8.00  -     10.50          40,000            0.66               8.61                   35,750           8.49
10.625  -     12.25          56,250            1.69              11.63                   33,938          11.48
                            -------                                                      ------
                            926,250                                                      84,688
                            =======                                                      ======

All unexercised options at December 30, 2000 have an exercise price equal to the fair market value on the date of the initial grant.

     Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan ("Employee Plan") and reserved 100,000 shares of the Company's common stock for issuance to employees who elect to participate. The Employee Plan operates in one-year phases and stock may be purchased at the end of each phase. The stock purchase price is 85% of the fair market value of such common stock on the commencement date or termination date of the phase, whichever is lower. In April 2000, the Company issued 4,314 shares under the plan at a price of $6.56. As of December 30, 2000, contributions had been received for the issuance of 7,166 shares to be issued in April 2001.

     Other Options

The Company sponsors a Stock Option Plan for Nonemployee Directors (the "Nonemployee Directors' Plan") and reserved a total of 250,000 shares for issuance to directors of the Company who are not employees. The Nonemployee Directors Plan provides that each director who is not an employee of the Company will receive an option to purchase 25,000 common shares upon initial election as a director at a price equal to the fair market value on the date of grant. Each option granted under the Nonemployee Directors Plan vests and becomes exercisable in five equal increments of 5,000 shares, beginning one year after the date of grant.

The Company granted 100,000 options in 2000 to purchase the Company's common stock at market value on the date of issuance ($6.50 per share) to four non-employee directors. There were 100,000 shares outstanding with none exercisable at December 30, 2000.

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


                                                                2000             1999            1998
                                                                ----             ----            ----
 Net Income (Loss):                        As Reported        $(350,700)     $(8,589,300)     $7,243,800
                                            Pro Forma         $(944,900)     $(8,685,300)     $7,158,300

 Net Income (Loss) Per Common Share
 (Diluted):                                As Reported        $    (.07)     $     (1.65)     $     1.24
                                            Pro Forma         $    (.17)     $     (1.67)     $     1.23

The fair value of each option granted subsequent to January 1, 1995 in accordance with SFAS 123 was estimated to be $2.91, $2.53 and $4.53 in 2000, 1999 and 1998, respectively, on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 6.22% in 2000, 5.98% in 1999 and 5.549% in 1998, expected life of five years for 2000, 1999 and 1998, expected volatility of 64.17% in 2000, 64.13% in 1999 and 30.69% in 1998, no dividend yield expected in any year.

7.   Revolving Line of Credit and Long-Term Debt:

The Company's revolving credit and long-term debt consisted of the following:

                                                            December 30, 2000          December 25, 1999
                                                            -----------------          -----------------
     Rush River Group, LLC (net of warrant discount)            $4,083,000                $         -
     TCF Bank Revolving Line of Credit                                   -                  6,165,900
     TCF Bank Term Debt                                                  -                  9,575,000
     Note Payable                                                  464,800                    859,600
     Other                                                         240,600                    215,600
                                                                ----------                -----------
     Total                                                       4,788,400                 16,816,100
     Less:  Current Portion                                       (827,400)                (9,287,600)
                                                                ----------                -----------
                                                                $3,961,000                $ 7,528,500
                                                                ==========                ===========

On July 31, 2000, the Company paid in full all amounts outstanding on the bank revolving line of credit with TCF National Bank Minnesota ("TCF Line") and bank term note with TCF National Bank Minnesota ("TCF Note") that carried interest rates at the bank's base rate plus one percent. To replace the bank debt, the Company entered into a credit agreement with Rush River Group, LLC, an affiliate of the Company, to provide in one or more term loans up to $7.5 million in the aggregate of subordinate secured debt at a fixed rate of 14% per year ("Rush River Facility"). The initial amount borrowed was $5.0 million amortized over seven years with an additional $2.5 million available under the Rush River Facility on similar terms upon 10-days' notice. In connection with the credit agreement governing the Rush River Facility, the Company has agreed to maintain shareholders' equity of $1,922,000. In addition, if there is a change in control, as defined in the credit agreement, such change in control is considered an event of default and Rush River Group, LLC may declare all loan(s) under the Rush River Facility immediately due and payable.

In connection with the Rush River Facility, Rush River Group, LLC received a warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $2.00 per share. The terms of the warrant allowed Rush River Group, LLC to surrender the warrant in exchange for an increase in the annual interest rate under the Rush River Facility from 14% to 18% if The Nasdaq Stock Market required the shareholders of the Company to approve the warrant and such approval was not received. On October 12, 2000, The Nasdaq Stock Market confirmed that it did not require that the shareholders of the Company approve the warrant. The warrant was not exercisable before such time. The warrants were valued at $822,000 and are being amortized over the seven-year term of the credit agreement. In management's opinion, the Rush River Facility was negotiated at terms comparable to those that could be arranged with unrelated parties.

In November 1998, the Company entered into a Repurchase of Rights and Settlement Agreement and dropped its appeal of a February 1998 court ruling requiring the Company to pay $2.0 million to an early partner in the original Play It Again Sports(R) store. Under the agreement, the Company paid $400,000 and signed a three-year note in which the Company is required to pay monthly principal and interest payments at 8%. At December 30, 2000, the balance was $464,800.

Future maturities of long-term debt as of December 30, 2000 are as follows:

                            2001                     $  827,400
                            2002                        434,900
                            2003                        525,400
                            2004                        635,900
                            2005                        770,700
                            Thereafter                1,594,100

8.    Income Taxes:

Components of the provision for income taxes were as follows:

                                                December 30, 2000     December 25, 1999       December 26, 1998
                                                -----------------     -----------------       -----------------
Currently payable:
  Federal                                          $      297,600      $     (4,217,600)        $     4,052,700
  State                                                    75,000              (605,000)                825,000
                                                   --------------      ----------------         ---------------
     Subtotal                                             372,600            (4,822,600)              4,877,700
  Deferred income tax benefit                             215,800              (375,100)                207,500
                                                   --------------      ----------------         ---------------
     Total tax provision                           $      156,800      $     (5,197,700)        $     4,670,200
                                                   ==============      ================         ===============

The Company's effective tax rate varies from the statutory federal rate primarily due to the effect of state income taxes. The Company also incurs modest amounts of nondeductible meals and entertainment costs and goodwill amortization.

Deferred income taxes are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than they are reported for financial reporting. The components of the deferred tax asset were as follows:

                                                      December 30, 2000        December 25, 1999
                                                      -----------------        -----------------
          Deferred settlement expense                 $        182,200          $        336,900
          Deferred franchise fees                               81,800                   101,900
          Accounts receivable and lease reserves               603,800                   409,200
          Accrued restructuring charge                         320,400                   710,000
          Funds held in escrow                                 392,000                         -
          Other                                                709,800                   516,200
                                                      ----------------          ----------------
            Net deferred tax asset                    $      2,290,000          $      2,074,200
                                                      ================          ================

9.   Commitments and Contingencies:

     Employee Benefit Plan

The Company provides a 401(k) Savings Incentive Plan which covers substantially all employees. The plan provides for matching contributions and optional profit-sharing contributions at the discretion of the board of directors. Employee contributions are fully vested; matching and profit-sharing contributions are subject to a five-year service vesting schedule. Company contributions to the plan for 2000, 1999 and 1998 were $274,300, $332,300 and $279,500, respectively.

     Operating Leases

The Company rents its corporate headquarters and conducts all of its retail operations in leased facilities that expire over the next four years. A majority of these leases require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rent. Total rent expense under these operating leases was $1,006,600 in 2000, $2,834,200 in 1999 and $2,531,600 in 1998. As of December 30, 2000, minimum rental commitments under noncancelable operating leases are as follows:

                         2001                      $780,200
                         2002                       761,900
                         2003                       663,800
                         2004                       190,400

In addition to the operating leases obligations disclosed above, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed. As of December 30, 2000, the Company is contingently liable on these leases for up to an additional $445,300. These leases have various expiration dates through 2006. The Company's exposure is reduced as leases are paid, expire or are renewed by the current operator of the location.

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

The Company has a five-year $2.0 million consulting agreement to provide ongoing franchise and business consulting services to Hollis Technologies, LLC.
Pursuant to the Consulting Agreement, Hollis Technologies, LLC agreed to make 60 equal monthly payments of $33,333 to the Company over the term of the agreement.

10.  Business Segment Information:

The Company is engaged in principally one business segment - developing, licensing, franchising and servicing a system of retail stores which buy, sell, trade and consign used and new products. The Company's revenue by retail store brand was as follows:

                                        December 30, 2000        December 25, 1999        December 26, 1998
                                        -----------------        -----------------        -----------------
Play It Again Sports(R)                 $   33,220,600           $    36,864,100           $   54,347,400
Once Upon A Child(R)                         4,797,400                 5,372,300                5,305,700
Computer Renaissance(R)/(1)/                 3,991,200                 6,569,500               12,279,700
Music Go Round(R)                            4,298,200                 4,015,000                5,503,400
Disc Go Round                                        -                         -                1,426,700
It's About Games/(1)/                                -                12,856,900               17,376,700
ReTool(R)                                      474,500                   655,400                  111,300
Plato's Closet(R)                              764,900                   225,200                        -
                                          -------------           --------------           --------------
                                          $  47,546,800           $   66,558,400           $   96,350,900
                                          =============           ==============           ==============

____________________________
(1) The Company disposed of these retail store brands. See Footnote 4 to the financial statements.

The Company's significant assets are located within the United States and it generates all revenues from United States operations other than 2000 franchising revenues from Canadian operations of $1.8 million.

11.  Quarterly Financial Data (Unaudited):

The Company's unaudited quarterly results for the years ended December 30, 2000 and December 25, 1999 were as follows:

                                                  First Quarter        Second Quarter         Third Quarter         Fourth Quarter
                                                  -------------        --------------         -------------         --------------
     2000
Total Revenue                                       $12,807,300          $12,283,800           $ 11,541,500            $10,914,200
Income (Loss) from Operations                           380,200           (2,630,200)             1,428,000              1,572,200
Net Income (Loss)                                        25,100           (1,797,700)               739,000                682,900
Net Income (Loss) Per Common Share -
Basic                                               $       .00          $      (.33)          $        .14            $       .13
Net Income (Loss) Per Common Share -
Diluted                                             $       .00          $      (.33)          $        .14            $       .12

     1999
Total Revenue                                       $18,535,400          $15,264,800           $ 16,673,600            $16,084,600
Income (Loss) from Operations                           (17,300)              88,200            (11,909,000)              (656,000)
Net Income (Loss)                                      (175,200)            (121,300)            (7,440,900)              (851,900)
Net Income (Loss) Per Common Share -
Basic                                               $      (.03)         $      (.02)          $      (1.43)           $      (.16)
Net Income (Loss) Per Common Share -
Diluted                                             $      (.03)         $      (.02)          $      (1.43)           $      (.16)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Grow Biz International, Inc.:

We have audited the accompanying consolidated balance sheets of Grow Biz International, Inc. and Subsidiary (Minnesota corporations) as of December 30, 2000 and December 25, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grow Biz International, Inc. and Subsidiary as of December 30, 2000 and December 25, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
February 2, 2001

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 relating to our directors, certain of whom are also executive officers, is incorporated by reference to the section entitled "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 2, 2001

The other executive officers of the Company are as follows:

NAME                               AGE            POSITION
----                               ---            ---------
Paul F. Kelly                       47            Vice President of Financial Services
Mark T. Hooley                      34            Vice President and General Counsel
Charles V. Kanan                    49            Vice President of Operations
Rebecca J. Geyer                    35            Director of Once Upon A Child(R) & Plato's
                                                  Closet(R)

                          ___________________________

Paul F. Kelly has served as Vice President of Financial Services of the Company since November 2000. From August 2000 to November 2000, Mr. Kelly served as the Acting Chief Financial Officer of the Company. Mr. Kelly was the Chief Financial Officer of Lightdog.com, Inc., a family oriented internet service provider, from January 2000 to June 2000. This internet start-up was unable to obtain initial financing. In August 2000, Mr. Kelly, along with two other creditors, filed an involuntary petition against Lightdog.com, Inc. in the U.S. Bankruptcy Court. In November 2000, the court entered an order for relief under Chapter 7 of the Bankruptcy Code. From January 1990 to August 1999, Mr. Kelly served as Chief Financial Officer for Terry Feldman's Imports, Inc.

Mark T. Hooley has served as Vice President and General Counsel of the Company since May 2000. From July 1999 to May 2000 Mr. Hooley served as an attorney with the Minneapolis law firm of Briggs & Morgan, P.A. Mr. Hooley was an attorney with the Minneapolis law firm of Mackall, Crounse & Moore, P.L.C. from November 1993 to July 1999. Mr. Hooley is the son-in-law of Mr. Morgan.

Charles V. Kanan has served as Vice President of Operations of the Company since May 2000 and President of Play It Again Sports(R) since January 1994. From December 1990 to December 1991 Mr. Kanan served as Vice President of Marketing and from January 1992 to December 1993, he served as Executive Vice President, of Dahlberg, Inc.

Rebecca J. Geyer has served as Director of the Once Upon A Child(R) & Plato's Closet(R) brands of the Company since May 2000. Ms. Geyer served as General Manager of Once Upon A Child(R) from January 1999 to May 2000 and as General Manager of Plato's Closet(R) from September 1999 to May 2000. From September 1997 to January 1999 Ms. Geyer served as Senior Manager of Operations and Marketing for Once Upon A Child(R). Ms. Geyer served as Manager of Field Operations from October 1994 to September 1997. She joined the Company in September 1993 in the position of Field Operations Manager.

Other than John L. Morgan and Stephen M. Briggs, each of whom is subject to an employment agreement, the term of office of each executive officer continues until terminated by the Company.

There are no arrangements or understandings among any of the executive officers of the Registrant and any other person (not an officer or director of the Registrant acting as such) pursuant to which any of the executive officers were selected as an officer of the Registrant.

     Compliance with Section 16(a)

The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 2, 2001, sets forth certain information with respect to the reporting of purchases and sales of the Registrant's common stock by certain "insiders" and the required information is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION.

The section entitled "Executive Compensation" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 2, 2001, sets forth certain information with respect to the compensation of management of the Registrant and the required information is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The section entitled "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 2, 2001, sets forth certain information with respect to the ownership of the Registrant's Common Stock and the required information is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The section entitled "Certain Relationships and Related Transactions" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 2, 2001, sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and the required information is incorporated herein by reference.


                                    PART IV

ITEM 14:  EXHIBITS AND REPORTS ON FORM 8-K.

(a.) The following documents are filed as a part of this Report:

     1.   Financial Statements.
          The financial statements filed as part of this report are listed on the Index to Financial Statements on page 20.

     2.   Exhibits.

   Exhibit Number   Description
   --------------   -----------

         3.1        Articles of Incorporation, as amended (Exhibit 3.1)/(1)/
         3.2        By-laws, as amended and restated to date (Exhibit 3.2)/(1)/
         10.1       Form of franchise agreement for Play It Again Sports(R)
                    (Exhibit 10.1)/(3)/
         10.2       Form of franchise agreement for Once Upon A Child(R)
                    (Exhibit 10.2)/(3)/
         10.3       Form of franchise agreement for Music Go Round(R) (Exhibit
                    10.4)/(3)/
         10.4       Form of franchise agreement for ReTool(R) (Exhibit
                    10.6)/(6)/
         10.5       Form of franchise agreement for Plato's Closet(R) (Exhibit
                    10.6)/(8)/
         10.6       Asset Purchase Agreement dated January 24, 1992 with Sports
                    Traders, Inc. and James D. Van Buskirk ("Van Buskirk")
                    concerning acquisition of wholesale business, including
                    amendment dated March 11, 1992 (Exhibit 10.6 (a))/(1)/
         10.7       Retail store agreement dated January 24, 1992 with Van
                    Buskirk (Exhibit 10.6 (b))/(1)/
         10.8       Noncompetition and Consulting agreement dated January 1,
                    1990, as amended January 24, 1992, with Martha Morris
                    (Exhibit 10.7)/(1)/
         10.9       1992 Stock Option Plan, including forms of stock option
                    agreement (Exhibit 10.12)/(1)(3)(5)/
         10.10      Amendment No. 1 to the 1992 Stock Option Plan (Exhibit
                    10.15)/(2)(5)/
         10.11      Amendment No. 2 to the 1992 Stock Option Plan (Exhibit
                    10.16)/(2)(5)/
         10.12      Amendment No. 3 to the 1992 Stock Option Plan (Exhibit
                    10.16)/(4)(5)/
         10.13*     Amendment No. 4 to the 1992 Stock Option Plan/(5)/
         10.14      Nonemployee Director Stock Option Plan, as amended,
                    including form of stock option agreement (Exhibit
                    10.16)/(2)(5)/
         10.15      Employee Stock Purchase Plan of 1994 (Exhibit 10.17)/(2)(3)/
         10.16      Letter of Agreement between the Company and Sheldon & Terry
                    Fleck related to the purchase of stock, dated July 3, 1999
                    (Exhibit 10.1)/(7)/
         10.17      Consulting Agreement with Sheldon Fleck, dated November 17,
                    1999 (Exhibit 10.26)/(8)/
         10.18      Employment Agreement with John L. Morgan, dated March 22,
                    2000 (Exhibit 10.1)/(5)(9)/
         10.19      Non-qualified Stock Option Agreement with John Morgan, dated
                    March 22, 2000 (Exhibit 10.2)/(5)(9)/
         10.20      Common Stock Warrant with Sheldon Fleck, dated March 22,
                    2000 (Exhibit 10.3)/(9)/
         10.21      Credit Agreement with Rush River Group, LLC (Exhibit
                    10.1)/(10)/
         10.22      Common Stock Warrant with Rush River Group, LLC (Exhibit
                    10.2)/(10)/
         10.23      Real Estate Purchase Agreement with Stan Koch & Sons
                    Trucking, Inc. (Exhibit 10.3)/(10)/
         10.24      Lease with Stan Koch & Sons Trucking, Inc. for Corporate
                    Headquarters (Exhibit 10.4)/(10)/
         10.25*     Employment Agreement with Stephen M. Briggs, dated December
                    14, 2000/(5)/
         10.26*     First Amendment to Employment Agreement with John L.
                    Morgan/(5)/
         10.27*     2001 Stock Option Plan, including forms of stock option
                    agreements/(5)/
         11.1*      Statement of Computation of Per Share Earnings
         21.1       Subsidiaries: Grow Biz Games, Inc., a Minnesota corporation
         23.1*      Consent of Arthur Andersen LLP Independent Public
                    Accountants
         24.1       Power of Attorney (Contained on signature page to this
                    Form 10-K)

____________________________
*    Filed Herewith

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

(4) Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

(5) Indicates management contracts, compensation plans or arrangements required to be filed as exhibits.

(6) Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

(7) Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 26, 1999.

(8) Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

(9) Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 25, 2000.

(10) Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 24, 2000.

(b.) Reports on Form 8-K:
     -------------------

     On March 29, 2000, the Company filed an 8-K related to the change in management of the Company.

     On May 26, 2000, the Company filed an 8-K related to the charge to second quarter earnings.

     On September 1, 2000, the Company filed an 8-K related to the disposition of assets of the Computer Renaissance(R) concept.

     On September 14, 2000, the Company filed an 8-K/A related to the disposition of assets of the Computer Renaissance(R) concept.

     On October 25, 2000, the Company filed an 8-K/A related to the disposition of assets of the Computer Renaissance(R) concept.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY

             By: /s/ JOHN L. MORGAN                    Date: March 21, 2001
             ------------------------------------
                     John L. Morgan
             Chairman and Chief Executive Officer

KNOWN TO ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John L. Morgan and Stephen M. Briggs and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                    TITLE                                          DATE
              ---------                                    -----                                         ----
  /s/ JOHN L. MORGAN                         Chairman of the Board and chief Executive              March 21, 2001
--------------------------------------         Officer (principal executive officer)
      John L. Morgan


  /s/ STEPHEN M. BRIGGS                      President and Chief Operating Officer                  March 21, 2001
--------------------------------------
      Stephen M. Briggs


  /s/ PAUL F. KELLY                          Vice President of Financial Services                   March 21, 2001
--------------------------------------         (principal financial and accounting officer)
      Paul F. Kelly


  /s/ KIRK A. MACKENZIE                      Vice Chairman and Director                             March 21, 2001
--------------------------------------
      Kirk A. MacKenzie


  /s/ WILLIAM D. DUNLAP, JR.                 Director                                               March 21, 2001
--------------------------------------
      William D. Dunlap, Jr.


  /s/ JENELE C. GRASSLE                      Director                                               March 21, 2001
--------------------------------------
      Jenele C. Grassle


  /s/ PAUL C. REYELTS                        Director                                               March 21, 2001
--------------------------------------
     Paul C. Reyelts


  /s/ MARK L. WILSON                         Director                                               March 21, 2001
--------------------------------------
      Mark L. Wilson

                                 EXHIBIT INDEX
                  GROW BIZ INTERNATIONAL, INC. AND SUBSIDIARY
                FORM 10-K FOR THE YEAR ENDED DECEMBER 30, 2000


Exhibit         Description
-------         -----------
10.13           Amendment No. 4 to the 1992 Stock Option Plan

10.25           Employment Agreement with Stephen M. Briggs, dated December 14,
                2000

10.26           First Amendment to Employment Agreement with John L. Morgan

10.27 2001 Stock Option Plan, including forms of stock option agreements

11.1            Statement of Computation of Per Share Earnings

23.1            Consent of Independent Public Accountants