Form 10-Q
period 2001-03-31
GROW BIZ INTERNATIONAL INC
filed 2001-05-14
CIK 908315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

Commission File Number 000-22012

Grow Biz International, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	41-1622691 (I.R.S. Employer Identification Number)

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

Common stock, no par value, 5,392,254 shares outstanding as of May 7, 2001.

GROW BIZ INTERNATIONAL, INC.

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements (Unaudited)

	CONDENSED BALANCE SHEETS:	3
	March 31, 2001 and December 30, 2000

	CONDENSED STATEMENTS OF OPERATIONS:	4
	Three Months Ended
	March 31, 2001 and March 25, 2000

	CONDENSED STATEMENTS OF CASH FLOWS:	5
	Three Months Ended
	March 31, 2001 and March 25, 2000

	NOTES TO CONDENSED FINANCIAL STATEMENTS	6 - 7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	7 - 11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

PART II.	OTHER INFORMATION

	Items 1 through 5 have been omitted since all items are
	inapplicable or answers negative.

Item 6.	Exhibits and Reports on Form 8-K

(a.) Exhibits
	None.

(b.) Reports on Form 8-K
	None.

PART I.    FINANCIAL INFORMATION

Item 1:    Financial Statements

GROW BIZ INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	(unaudited) March 31, 2001	December 30, 2000

ASSETS
Current Assets:
Cash and cash equivalents	$3,827,100	$2,005,100
Receivables, less allowance for doubtful accounts of
$971,500 and $943,500	5,433,500	6,170,300
Inventories	1,212,400	1,367,200
Prepaid expenses and other	475,100	396,700
Deferred income taxes	2,290,000	2,290,000

Total current assets	13,238,100	12,229,300

Notes receivable	300,200	326,200
Property and equipment, net	1,286,900	1,451,800

Other assets, net	666,300	713,500

	$15,491,500	$14,720,800

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,861,700	$2,864,000
Accrued liabilities	2,817,900	2,469,200
Current maturities of long-term debt	693,500	827,400
Current deferred revenue	708,500	676,000

Total current liabilities	7,081,600	6,836,600

Long-Term Debt	3,819,800	3,961,000

Deferred Gain on Sale of Building	410,600	456,400

Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized,
5,386,433 shares issued and outstanding	1,419,900	1,419,900
Common stock warrants	822,000	822,000
Retained earnings	1,937,600	1,224,900

Total shareholders' equity	4,179,500	3,466,800

	$15,491,500	$14,720,800

The accompanying notes are an integral part of these financial statements

     GROW BIZ INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2001	March 25, 2000

REVENUE:
Merchandise sales	$5,651,100	$8,268,400
Royalties	3,974,500	4,183,300
Franchise fees	162,500	151,200
Other	364,200	204,400

Total revenue	10,152,300	12,807,300

COST OF MERCHANDISE SOLD	4,851,300	7,113,700

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES	4,003,800	5,313,400

Income from operations	1,297,200	380,200

INTEREST INCOME	99,800	45,500

INTEREST EXPENSE	(224,800)	(384,500)

Income before income taxes	1,172,200	41,200

PROVISION FOR INCOME TAXES	(459,500)	(16,100)

NET INCOME	$712,700	$25,100

NET INCOME PER COMMON SHARE – BASIC	$.13	$.00

WEIGHTED AVERAGE SHARES OUTSTANDING –
BASIC	5,386,433	5,357,774

NET INCOME PER COMMON SHARE – DILUTED	$.13	$.00

WEIGHTED AVERAGE SHARES OUTSTANDING –
DILUTED	5,510,141	5,357,774

The accompanying notes are an integral part of these financial statements

     GROW BIZ INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2001	March 25, 2000

OPERATING ACTIVITIES:
Net income	$712,700	$25,100
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	244,800	339,200
Deferred gain on building sale	(45,800)	-
Change in operating assets and liabilities:
Receivables	762,800	1,438,600
Inventories	154,800	128,800
Prepaid expenses and other	(78,400)	1,020,100
Accounts payable	(2,300)	(304,600)
Accrued liabilities	348,700	(392,200)
Deferred franchise fee revenue	32,500	61,800

Net cash provided by operating activities	2,129,800	2,316,800

INVESTING ACTIVITIES:
Increase in other assets	-	(600)
Purchases of property and equipment	(32,700)	(220,200)

Net cash used for investing activities	(32,700)	(220,800)

FINANCING ACTIVITIES:
Payments on long-term debt	(275,100)	(2,166,000)
Proceeds from stock option exercises	-	70,000

Net cash used for financing activities	(275,100)	(2,096,000)

INCREASE IN CASH AND CASH EQUIVALENTS	1,822,000	-
Cash and cash equivalents, beginning of period	2,005,100	-

Cash and cash equivalents, end of period	3,827,100	-

The accompanying notes are an integral part of these financial statements

GROW BIZ INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Management's Interim Financial Statement Representation:

The accompanying condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information in the condensed financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

Revenues and operating results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2. Organization and Business:

Grow Biz International, Inc. (the "Company") offers licenses to operate retail stores using the service marks Play it Again Sports®, Once Upon A Child®, Music Go Round®, ReTool® and Plato’s Closet®. In addition, the Company sells inventory to its Play It Again Sports® franchisees through its buying group and operates retail stores. The Company has a 52/53 week year which ends on the last Saturday in December.

3. Net Income Per Common Share:

The Company calculates net income per share in accordance with FASB Statement No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Net Income Per Common Share - Basic. The Company calculates Net Income Per Share - Dilutive by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method. The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of 123,708 stock options and warrants.

4. New Accounting Pronouncements:

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 137, “Deferral of the Effective Date of SFAS No. 133,” which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. If certain conditions are met, a derivative may qualify for hedge accounting. The adoption of SFAS No. 133 did not have a material effect on the Company's financial position or results of operations as the Company currently has no derivative instruments and does not engage in other hedging activities.

5. Other Contingencies:

In addition to the operating lease obligations disclosed in footnote 9 of the Company’s Form 10-K for the year ended December 30, 2000, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed. As of March 31, 2001, the Company is contingently liable on these leases for up to an additional $484,200. These leases have various expiration dates through 2006. The Company’s exposure is reduced as leases are paid, expire, or are renewed by the current operator of the location.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Grow Biz International, Inc., (the "Company") is a franchise company that franchises retail brands that buy, sell, trade and consign merchandise. Each brand operates in a different industry and provides the consumer with high value retailing by offering quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers’ used goods that have been outgrown or are no longer used. The stores also offer new merchandise.

Following is a summary of our franchising and corporate retail store activity for the retail brands for the three months ended March 31, 2001:

	TOTAL 12/30/00	OPENED/ PURCHASED	CLOSED	CONVERTED	TOTAL 3/31/01

Play It Again Sports(R)
Franchised Stores - US and Canada	526	1	(8)	0	519
Franchised Stores - Other International	8	0	0	0	8
Corporate	1	0	0	0	1
Other	23	0	0	0	23

Once Upon A Child(R)
Franchised Stores - US and Canada	232	2	0	0	234
Corporate	1	0	0	0	1

Music Go Round(R)

Franchised Stores - US and Canada	67	1	(6)	0	62
Corporate	8	0	(2)	0	6

ReTool(R)

Franchised Stores - US and Canada	14	3	0	0	17
Corporate	1	0	0	0	1

Plato’s Closet(R)

Franchised Stores - US and Canada	25	2	0	0	27
Corporate	1	0	0	0	1

Total	907	9	(16)	0	900

Results of Operations

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Three Months Ended		First Quarter 2001 over (under) First Quarter 2000

	March 31, 2001	March 25, 2000

Revenue:
Merchandise sales	55.7%	64.5%	(31.7)%
Royalties	39.1	32.7	(5.0)
Franchise fees	1.6	1.2	7.5
Other	3.6	1.6	78.2

Total revenues	100.0%	100.0%	(20.7)%

Cost of merchandise sold	47.8	55.5	(31.8)
Selling, general and administrative
expenses	39.4	41.5	(24.6)

Income from operations	12.8	3.0	241.2
Interest income (expense), net	(1.3)	(2.7)	(63.1)

Income before income taxes	11.5	0.3	2,745.1
Provision for income taxes	(4.5)	(0.1)	(2,754.0)

Net income	7.0%	0.2%	2,739.4%

Comparison of Three Months Ended March 31, 2001 to Three Months Ended March 25, 2000

Revenues

Revenues for the quarter ended March 31, 2001 totaled $10.2 million compared to $12.8 million for the comparable period in 2000.

Merchandise sales consist of the sale of product to franchisees through the buying group and retail sales at the Company-owned stores. For the first quarter of 2001 and 2000 they were as follows:

	2001	2000
Buying Group	$4,195,700	$5,922,600
Retail	1,455,400	2,345,800

Merchandise Sales	$5,651,100	$8,268,400

Play It Again Sports(R) buying group revenues decreased $1,726,900, or 29.2%, for the three months ended March 31, 2001 compared to the same period last year. This is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having 43 fewer stores open. Retail store sales decreased $890,400, or 38.0%, for the three months ended March 31, 2001 compared to the same period last year. The revenue decline was due to selling all three Company-owned Computer Renaissance stores in the third quarter of 2000.

Royalties decreased to $4.0 million for the first quarter of 2001 from $4.2 million for the same period in 2000, a 5.0% decrease. This decrease relates primarily to the sale of the Computer Renaissance brand in the third quarter of 2000 partially offset by increased royalty income from the five remaining brands. If royalties generated by Computer Renaissance were excluded from the 2000 royalty totals, royalties would have increased 15.8% from the first quarter 2000 to the first quarter 2001.

Franchise fees increased to $162,500 for the first quarter of 2001 compared to $151,200 for the first quarter of 2000. Although 9 franchised stores were opened in the first quarter of 2001 compared to 17 franchised stores opened during the same period last year, the increase in franchise fees is in part a result of a change in the franchise fee structure made in July 1999. Under such policy, franchisees with existing franchises were not required to pay an initial franchise fee for an additional franchise. As of August 1, 2000, existing franchisees are required to pay an initial franchise fee of $15,000 for each additional franchise. Three stores were opened in the first quarter of 2001 that were not required to pay a franchise fee compared to eight stores in the first quarter of 2000. In addition, more transfer fees were received from franchised stores that changed owners in the first quarter of 2001 compared to the first quarter of 2000.

Other revenue increased $159,800, or 78.2%, for the first quarter of 2001 compared to the first quarter of 2000. The increase is primarily due to approximately $100,000 in fees received on the consulting agreement with Hollis Technologies, LLC.

Cost of Merchandise Sold

Cost of merchandise sold includes the cost of merchandise sold through the buying group and at Company-owned retail stores. Cost of merchandise sold as a percentage of the related revenue for the first quarter of 2001 and 2000 were as follows:

	2001	2000

Buying Group	96.2%	95.1%
Retail	55.9%	63.1%

Retail gross margin improvement to 44.1% in the first quarter of 2001 from 36.9% in the first quarter of 2000 is primarily the result of an increased emphasis on used sales, which have a higher margin and from closing under-performing Company-owned retail stores.

Selling, General and Administrative

The $1.3 million, or 24.6%, decrease in operating expenses in the first three months of 2001 compared to the same period in 2000 is primarily due to selling the Computer Renaissance brand in the third quarter of 2000 and elimination of related costs and lower total executive salaries.

During the first quarter of 2001, the Company had a net interest expense of $125,000 compared to $339,000 in the first quarter of 2000. This decrease is primarily the result of reduced outstanding debt in the first quarter of 2001 compared to the same period last year.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have historically been cash flow from operations and bank borrowings. The Company ended the first quarter of 2001 with $3.8 million in cash and a current ratio of 1.9 to 1.0 compared to no cash and a current ratio of 1.1 to 1.0 at the end of the first quarter of 2000.

Ongoing operating activities provided cash of $2.1 million for the first three months of 2001 compared to $2.3 million for the same period last year. Components of the cash provided in the first three months of 2001 include a $762,800 reduction in accounts receivable as a result of improved collection performance and reduction of certain revenue generating activities, and buying group receivables. Inventory provided cash of $154,800 due to selling or closing Company-owned stores that were not meeting expectations. Accrued liabilities provided $348,700 of cash due primarily to the accrual of income taxes owed. The components of cash utilized by the increase in prepaid expenses and other current assets of $78,400 is primarily the result of prepayment of insurance policy premiums. Deferred franchise fee revenue provided cash of $32,500.

Investing activities used $32,700 of cash during the first quarter of 2001 related to the purchase of property and equipment.

Financing activities used $275,100 of cash during the first quarter of 2001 for payment on long-term debt. The payments on long-term debt include $83,100 on the Rush River Group, LLC credit facility described below and $192,000 on other notes.

On July 31, 2000, the Company entered into a credit agreement with Rush River Group, LLC, an affiliate of the Company, to provide a credit facility of up to $7.5 million dollars (“Rush River Facility”). The credit agreement allows such amount to be drawn upon by the Company in one or more term loans. The initial term loan was $5.0 million dollars to be repaid by the Company over a seven-year period. Each term loan will accrue or is accruing interest at 14% per year. Once repaid, amounts may not be reborrowed. As of March 31, 2001, the net outstanding balance of the initial term loan was $3,999,900. On April 10, 2001, the Company made an additional $500,000 principal payment on the Rush River Facility. The Rush River Facility is secured by a lien against substantially all of the Company’s assets. Rush River Group, LLC has agreed to subordinate its lien to any lien of a financial institution relating to financing not to exceed $2.5 million dollars.

Among other requirements, the Rush River Facility currently requires that the Company maintain shareholder equity of at least $1,922,000. In addition, if there is a change of control as defined in the credit agreement governing the Rush River Facility, such change is an event of default, and Rush River Group, LLC may declare all amounts outstanding under such term notes immediately due and payable. The Rush River Facility also contains an agreement allowing the Company to prepay any and all amounts outstanding under the Rush River Facility without premium or penalty. In connection with the Rush River Facility, the Company has issued to Rush River Group, LLC a warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $2.00 per share. The warrant is currently exercisable and expires on July 31, 2010. The Company believes that the Rush River Facility, along with cash generated from future operations, will be adequate to meet the Company's current obligations and operating needs.

Factors That May Affect Future Results

The statements contained in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not strictly historical fact, including without limitation, our statement that we will have adequate capital reserves to meet our current and contingent obligations and operating needs are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act. Such statements are based on management's current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial markets risk in the form of interest rate risk. Management deals with such risk by negotiating fixed rate loan agreements. Accordingly, the Company is not exposed to cash flow risks related to interest rate changes. A one percent change in interest rates would not have a significant impact on the Company's fixed rate debt.

PART II. OTHER INFORMATION

Items 1 – 5:

Not applicable.

Item 6: Exhibits and Reports on Form 8-K

(a.) Exhibits

None.

(b.) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROW BIZ INTERNATIONAL, INC.

Date: May 10, 2001	By:	/s/	John L. Morgan
John L. Morgan
Chairman of the Board and Chief Executive Officer

Date: May 10, 2001	By:	/s/	Paul F. Kelly
Paul F. Kelly
Vice President of Financial Services