Form 10-Q
period 2001-06-30
GROW BIZ INTERNATIONAL INC
filed 2001-08-13
CIK 908315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

Commission File Number 000-22012

Grow Biz International, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1622691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Common stock, no par value, 5,392,254 shares outstanding as of August 7, 2001.

GROW BIZ INTERNATIONAL, INC.
INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements (Unaudited)

	CONDENSED BALANCE SHEETS:	3
	June 30, 2001 and December 30, 2000

	CONDENSED STATEMENTS OF OPERATIONS:	4
	Three Months Ended
	June 30, 2001 and June 24, 2000
	Six Months Ended
	June 30, 2001 and June 24, 2000

	CONDENSED STATEMENTS OF CASH FLOWS:	5
	Six Months Ended
	June 30, 2001 and June 24, 2000

	NOTES TO CONDENSED FINANCIAL STATEMENTS	6 - 7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

PART II.	OTHER INFORMATION	PAGE

	Items 1 - 3 and 5 have been omitted since all items are inapplicable or answers negative.

Item 4.	Submission of Matters to a Vote of Security-holders	15

Item 6.	Exhibits and Reports on Form 8-K	15

(a.) Exhibits
	None.

(b.) Reports on Form 8-K
	None.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

GROW BIZ INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	(unaudited) June 30, 2001	December 30, 2000

ASSETS
Current Assets:
Cash and cash equivalents	$4,362,400	$2,005,100
Receivables, less allowance for doubtful accounts of $823,000 and $943,500	3,548,900	6,170,300
Inventories	1,150,500	1,367,200
Prepaid expenses and other	403,200	396,700
Deferred income taxes	2,290,000	2,290,000

Total current assets	11,755,000	12,229,300

Notes receivable	267,200	326,200
Property and equipment, net	1,086,000	1,451,800

Other assets, net	619,200	713,500

	$13,727,400	$14,720,800

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,431,000	$2,864,000
Accrued liabilities	2,583,200	2,469,200
Current maturities of long-term debt	711,000	827,400
Current deferred revenue	658,500	676,000

Total current liabilities	5,383,700	6,836,600

Long-Term Debt	3,134,400	3,961,000

Deferred Gain on Sale of Building	364,800	456,400

Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 5,392,254 and 5,386,433 shares issued and outstanding	1,442,800	1,419,900
Common stock warrants	822,000	822,000
Retained earnings	2,579,700	1,224,900

Total shareholders' equity	4,844,500	3,466,800

	$13,727,400	$14,720,800

The accompanying notes are an integral part of these financial statements

GROW BIZ INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2001	June 24, 2000	June 30, 2001	June 24, 2000

REVENUE:
Merchandise sales	$4,169,100	$7,757,400	$9,820,200	$16,002,200
Royalties	3,920,500	4,229,500	7,895,000	8,412,800
Franchise fees	145,000	232,800	307,500	384,000
Other	240,700	64,100	604,900	292,100

Total revenue	8,475,300	12,283,800	18,627,600	25,091,100

COST OF MERCHANDISE SOLD	3,410,600	6,765,300	8,261,900	13,879,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,828,800	4,810,800	7,832,600	10,124,200

NONRECURRING CHARGE	-	3,337,900	-	3,337,900

Income (loss) from operations	1,235,900	(2,630,200)	2,533,100	(2,250,000)

INTEREST INCOME	72,800	27,000	172,600	72,500

INTEREST EXPENSE	(252,600)	(353,500)	(477,400)	(738,000)

Income (loss) before income taxes	1,056,100	(2,956,700)	2,228,300	(2,915,500)

BENEFIT (PROVISION) FOR INCOME TAXES	(414,000)	1,159,000	(873,500)	1,142,900

NET INCOME (LOSS)	$642,100	$(1,797,700)	$1,354,800	$(1,772,600)

NET INCOME (LOSS) PER COMMON SHARE – BASIC	$.12	$(.33)	$.25	$(.33)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	5,392,254	5,384,661	5,389,344	5,372,109

NET INOCME (LOSS) PER COMMON SHARE – DILUTED	$.11	$(.33)	$.24	$(.33)

WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	5,631,313	5,384,661	5,554,649	5,372,109

The accompanying notes are an integral part of these financial statements

GROW BIZ INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2001	June 24, 2000

OPERATING ACTIVITIES:
Net income (loss)	$1,354,800	$(1,772,600)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	486,300	1,750,100
Deferred gain on building sale	(91,600)	-
Debt discount amortization	105,300	-
Change in operating assets and liabilities:
Receivables	2,680,400	4,369,900
Inventories	216,700	305,100
Prepaid expenses and other	(6,500)	5,742,200
Accounts payable	(1,433,000)	(2,515,700)
Accrued liabilities	114,000	(819,500)
Deferred franchise fee revenue	(17,500)	(13,100)

Net cash provided by operating activities	3,408,900	7,046,400

INVESTING ACTIVITIES:
Increase in other assets	-	(600)
Purchase of property and equipment (net)	(26,200)	(374,700)

Net cash used for investing activities	(26,200)	(375,300)

FINANCING ACTIVITIES:
Payments on long-term debt	(1,048,300)	(6,602,000)
Proceeds from stock option exercises	22,900	105,600

Net cash used for financing activities	(1,025,400)	(6,496,400)

INCREASE IN CASH AND CASH EQUIVALENTS	2,357,300	174,700
Cash and cash equivalents, beginning of period	2,005,100	-

Cash and cash equivalents, end of period	$4,362,400	$174,700

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$375,100	$806,600

Cash paid for income taxes	$755,500	$64,400

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

Revenues and operating results for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2. Organization and Business:

Grow Biz International, Inc. (the "Company") offers licenses to operate retail stores using the service marks Play it Again Sports® , Once Upon A Child® , Music Go Round® , ReTool® and Plato’s Closet® . In addition, the Company sells inventory to its Play It Again Sports® franchisees through its buying group and operates retail stores. The Company has a 52/53-week year which ends on the last Saturday in December.

3. Net Income Per Common Share:

The Company calculates net income per share in accordance with FASB Statement No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Net Income Per Common Share - Basic. The Company calculates Net Income Per Share - Dilutive by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method. The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of 239,059 and 165,305 stock options and warrants for the three and six months ended June 30, 2001, respectively. The impact of stock options and warrants outstanding in 2000 were anti-dilutive and were therefore excluded from the earnings per share calculation.

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

5. Other Contingencies:

In addition to the operating lease obligations disclosed in footnote 9 of the Company's Form 10-K for the year ended December 30, 2000, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed. As of June 30, 2001, the Company is contingently liable on these leases for up to an additional $329,600. These leases have various expiration dates through 2006. The Company’s exposure is reduced as leases are paid, expire, or are renewed by the current operator of the location.

6. Subsequent Events:

On August 1, 2001, the Company entered into a Settlement Agreement and Mutual Release with Hollis Technologies, LLC and CompRen, Inc. ("Hollis") to settle claims Hollis asserted against $1.0 million of escrowed funds. Hollis deposited the $1.0 million in an escrow account pursuant to the sale of the Company's Computer Renaissance® franchise and retail operations to Hollis on August 30, 2000. Pursuant to the Settlement Agreement and Mutual Release, the parties terminated the escrow agreement, released each other of certain claims, and Hollis and the Company received approximately $400,000 and $600,000 of the escrowed funds, respectively. In addition, all accrued interest on the escrowed funds was distributed to the Company. The Company dismissed its lawsuit against Hollis seeking the escrowed funds.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is a franchise company that franchises retail brands that buy, sell, trade and consign merchandise. Each brand operates in a different industry and provides the consumer with high value retailing by offering high-quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers' used goods that have been outgrown or are no longer used. The stores also offer new merchandise.

Following is a summary of our franchising and corporate retail store activity for the retail brands for the three months ended June 30, 2001:

	TOTAL			TOTAL
	3/31/01	OPENED	CLOSED	6/30/01

Play It Again Sports®

Franchised Stores - US and Canada	519	2	(19)	502
Franchised Stores - Other International	8	0	(0)	8
Corporate	1	0	(1)	0
Other	23	0	(0)	23

Once Upon A Child®

Franchised Stores - US and Canada	234	2	(3)	233
Corporate	1	0	(0)	1

Music Go Round®

Franchised Stores - US	62	0	(3)	59
Corporate	6	0	(0)	6

ReTool®

Franchised Stores - US	17	0	(0)	17
Corporate	1	0	(0)	1

Plato’s Closet®

Franchised Stores - US	27	5	(1)	31
Corporate	1	0	(0)	1

Total	900	9	(27)	882

Following is a summary of our franchising and corporate retail store activity for the retail brands for the six months ended June 30, 2001:

	TOTAL			TOTAL
	12/30/00	OPENED	CLOSED	6/30/01

Play It Again Sports®

Franchised Stores - US and Canada	526	3	(27)	502
Franchised Stores - Other International	8	0	(0)	8
Corporate	1	0	(1)	0
Other	23	0	(0)	23

Once Upon A Child®

Franchised Stores - US and Canada	232	4	(3)	233
Corporate	1	0	(0)	1

Music Go Round®

Franchised Stores - US	67	1	(9)	59
Corporate	8	0	(2)	6

Retool®

Franchised Stores - US	14	3	(0)	17
Corporate	1	0	(0)	1

Plato’s Closet®

Franchised Stores - US	25	7	(1)	31
Corporate	1	0	(0)	1

Total	907	18	(43)	882

Results of Operations

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Three Months Ended		Six Months Ended
	June 30, 2001	June 24, 2000	June 30, 2001	June 24, 2000

Revenue:
Merchandise sales	49.2%	63.5%	52.7%	64.0%
Royalties	46.3	34.4	42.4	33.6
Franchise fees	1.7	1.9	1.7	1.5
Other	2.8	0.2	3.2	0.9

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	(40.2)	(55.1)	(44.4)	(55.3)
Selling, general and administrative
expenses	(45.2)	(39.1)	(42.0)	(40.4)
Nonrecurring charge	0.0	(27.2)	0.0	(13.3)

Income (loss) from operations	14.6	(21.4)	13.6	(9.0)
Interest and other income, net	(2.1)	(2.7)	(1.6)	(2.6)

Income (loss) before income taxes	12.5	(24.1)	12.0	(11.6)
Benefit (provision) for income taxes	(4.9)	9.5	(4.7)	4.5

Net income (loss)	7.6%	(14.6)%	7.3%	(7.1)%

Comparison of Three Months Ended June 30, 2001 to Three Months Ended June 24, 2000

Revenues

Revenues for the quarter ended June 30, 2001 totaled $8.5 million compared to $12.3 million for the comparable period in 2000. Revenues decreased primarily as a result of the sale of the Computer Renaissance® franchise system in the third quarter of 2000.

Merchandise sales consist of the sale of product to Play It Again Sports® franchisees through the buying group and retail sales at the Company-owned stores. For the second quarter of 2001 and 2000 merchandise sales were as follows:

	2001	2000

Buying Group	$ 2,818,800	$ 5,719,500
Retail Sales	1,350,300	2,037,900

Merchandise Sales	$ 4,169,100	$ 7,757,400

The Play It Again Sports® buying group revenues decreased $2,900,700, or 50.7%, for the quarter ended June 30, 2001 compared to the second quarter last year. This is a result of management’s strategic decision to have more Play It Again Sports® franchisees purchase merchandise directly from vendors and having 46 fewer Play It Again Sports® stores open than one year ago. Retail store sales decreased $687,600, or 33.7%, for the quarter ended June 30, 2001 compared to the second quarter last year. The revenue decline was due to selling five

Company-owned stores in 2000, partially offset by aggregate increased sales at the remaining Company-owned stores.

Royalties decreased to $3.9 million for the second quarter of 2001 from $4.2 million for the same period in 2000, an approximate 7.3% decrease. This decrease relates primarily to the sale of the Computer Renaissance® brand in the third quarter of 2000, partially offset by increased royalty income from the five remaining brands. If royalties generated by Computer Renaissance® were excluded from the 2000 royalty totals, royalties would have increased 4.3% from the second quarter 2000 to the second quarter 2001.

Franchise fees decreased to $145,000 for the second quarter of 2001 compared to $232,800 for the second quarter of 2000. Nine franchised stores were opened in the second quarter of 2001 compared to seventeen franchised stores opened during the second quarter last year. The decrease in franchise fees is also in part a result of a change in the franchise fee structure made in July 1999. Under that policy, franchisees with existing franchises were not required to pay an initial franchise fee for an additional franchise. As of August 1, 2000, existing franchisees are required to pay an initial franchise fee of $15,000 for each additional franchise. Four stores were opened in the second quarter of 2001 that were not required to pay a franchise fee compared to eight stores in the second quarter of 2000.

Other revenue increased $176,600, or 275.5%, for the second quarter of 2001 compared to the second quarter of 2000. The increase is primarily due to approximately $100,000 in fees received pursuant to the consulting agreement with Hollis Technologies, LLC, the current franchisor of the Computer Renaissance® brand.

Cost of Merchandise Sold

Cost of merchandise sold includes the cost of merchandise sold through the Play It Again Sports® buying group and at Company-owned retail stores. Cost of merchandise sold as a percentage of the buying group revenue and Company-owned store retail revenue, respectively, for the second quarter of 2001 and 2000 were as follows:

	2001	2000

Buying Group	95.3%	95.9%
Retail	53.6%	62.7%

Retail gross margin improved to 46.4% in the second quarter of 2001 from 37.3% in the second quarter of 2000. The improvement in retail gross margin is primarily the result of increased sales of used merchandise, which have a higher margin, and from closing under-performing Company-owned retail stores.

Selling, General and Administrative

The $982,000, or 20.4%, decrease in operating expenses in the quarter ended June 30, 2001 compared to the second quarter of 2000 is primarily due to selling the Computer Renaissance® brand in the third quarter of 2000 and elimination of related costs and lower Company salary expenses.

During the quarter ended June 30, 2001, the Company had a net interest expense of $179,800 compared to $326,500 during the second quarter of 2000. This decrease is primarily the result of reduced outstanding debt in the second quarter of 2001 compared to the second quarter of last year.

The provision for income taxes was calculated at an effective rate of 39.2% for the second quarter of 2001 and 2000.

Comparison of Six Months Ended June 30, 2001 to Six Months Ended June 24, 2000

Revenues

Revenues for the six months ended June 30, 2001 were $18.6 million compared to $25.1 million for the comparable period in 2000. Revenues declined primarily as a result of the sale of the Computer Renaissance® franchise system in the third quarter of 2000.

Merchandise sales consist of the sale of product to Play It Again Sports® franchisees through the Play It Again Sports® buying group and retail sales at the Company-owned stores. For the first six months of 2001 and 2000 merchandise sales were as follows:

	2001	2000

Buying Group	$7,014,500	$11,618,600
Retail Sales	2,805,700	4,383,600

Merchandise Sales	$9,820,200	$16,002,200

The Play It Again Sports® buying group revenues decreased $4,604,100, or 39.6%, for the six months ended June 30, 2001 compared to the same period last year. This is a result of management’s strategic decision to have more Play It Again Sports® franchisees purchase merchandise directly from vendors and having 46 fewer stores open than one year ago. Retail store sales decreased $1,577,900, or 36.0%, for the six months ended June 30, 2001 compared to the same period last year. The revenue decline was due to selling five Company-owned stores in 2000, partially offset by aggregate increased sales at the remaining Company-owned stores.

Royalties decreased to $7.9 million for the first six months of 2001 from $8.4 million for the first six months of 2000, a 6.2% decrease. This decrease relates primarily to the sale of the Computer Renaissance brand in the third quarter of 2000 partially offset by increased royalty income from the five remaining brands. If royalties generated by Computer Renaissance® were excluded from the 2000 royalty totals, royalties would have increased 9.8% from the first six months of 2000 to the first six months of 2001.

Franchise fees decreased to $307,500 for the first six months of 2001 compared to $384,000 for the first six months of 2000. Eighteen franchised stores were opened in the first six months of 2001 compared to thirty-four franchised stores opened during the first six months of 2000. The decrease in franchise fees is also in part a result of a change in the franchise fee structure made in July 1999. Under such policy, franchisees with existing franchises were not required to pay an initial franchise fee for an additional franchise. As of August 1, 2000, existing franchisees are required to pay an initial franchise fee of $15,000 for each additional franchise. Seven stores were opened in the first six months of 2001 that were not required to pay a franchise fee compared to 19 stores in the first six months of 2000.

Other revenue increased $312,800, or 107.1%, for the first six months of 2001 compared to the first six months of 2000. The increase is primarily due to approximately $200,000 in fees received on the consulting agreement with Hollis Technologies, LLC, the current franchisor of the Computer Renaissance® brand.

Cost of Merchandise Sold

Cost of merchandise sold includes the cost of merchandise sold through the Play It Again Sports® buying group and at Company-owned retail stores. Cost of merchandise sold as a percentage of the buying group revenue and Company-owned retail store revenue for the first six months of 2001 and 2000 were as follows:

	2001	2000

Buying Group	95.9%	95.7%
Retail	54.8%	62.9%

Retail gross margin improved to 45.2% in the first six months of 2001 from 37.1% in the first six months of 2000. The improvement in retail gross margin is primarily the result of increased sales of used merchandise, which have a higher margin, and from closing under-performing Company-owned retail stores.

Selling, General and Administrative

The $2.3 million, or 22.6%, decrease in operating expenses in the first six months ended June 30, 2001 compared to the first six months of 2000 is primarily due to selling the Computer Renaissance® brand in the third quarter of 2000 and elimination of related costs and lower Company salary expenses.

During the first six months of 2001, the Company had a net interest expense of $304,800 compared to $665,500 during the first six months of 2000. This decrease is primarily the result of reduced outstanding debt in the first six months of 2001 compared to the same period last year.

The provision for income taxes was calculated at an effective rate of 39.2% for the first six months of 2001 and 2000.

Nonrecurring Charge

The Company recorded a pre-tax, nonrecurring charge of $3.3 million in the second quarter of 2000. Approximately $2.0 million related to reserves recorded on notes receivable and lease obligations booked in connection with Company-owned stores sold in 1998. The remaining $1.3 million primarily related to the write-down of certain intangibles of franchise concepts and Company-owned stores that were not performing at expected levels to reflect estimated realizability of long-lived assets.

Liquidity and Capital Resources

The Company's primary sources of liquidity have historically been cash flow from operations and bank borrowings. The Company ended the second quarter of 2001 with $4.4 million in cash and a current ratio of 2.18 to 1.0 compared to $174,700 in cash and a current ratio of .76 to 1.0 at the end of the second quarter of 2000.

Ongoing operating activities provided cash of $3.4 million for the first six months of 2001 compared to $7.0 million for the same period last year. Components of the cash provided for the first six months of 2001 include a $2.7 million reduction in accounts receivable as a result of improved collection performance and reduction of certain revenue generating activities and buying group receivables. Inventory provided cash of $216,700 due to selling or closing Company-owned stores that were not meeting expectations. Accrued liabilities provided $114,000 of cash due primarily to the accrual of estimated bonuses. The components of cash utilized by the decrease in accounts payable of $1.4 million is primarily the result of reduced buying group liabilities.

Investing activities used $26,200 of cash during the first six months of 2001 related to the purchase of property and equipment.

Financing activities used $1.0 million of cash during the first six months of 2001 principally for payment on long-term debt. The payments on long-term debt include $740,600 on the Rush River Group, LLC credit facility described below and $307,700 on other notes.

On July 31, 2000, the Company entered into a credit agreement with Rush River Group, LLC, an affiliate of the Company, to provide a credit facility of up to $7.5 million dollars ("Rush River Facility"). The credit agreement allows such amount to be drawn upon by the Company in one or more term loans. The initial term loan was $5.0 million dollars to be repaid by the Company over a seven-year period. Each term loan will accrue or is accruing interest at 14% per year. Once repaid, amounts may not be reborrowed. As of June 30, 2001, the net outstanding balance of the initial term loan was $3,447,700. On July 10, 2001, the Company made an additional $500,000 principal payment on the Rush River Facility. The Rush River Facility is secured by a lien against substantially all of the Company’s assets. Rush River Group, LLC has agreed to subordinate its lien to any lien of a financial institution relating to financing not to exceed $2.5 million dollars.

Among other requirements, the Rush River Facility currently requires that the Company maintain shareholder equity of at least $1,922,000. In addition, if there is a change of control as defined in the credit agreement governing the Rush River Facility, such change of control is an event of default, and Rush River Group, LLC may declare all amounts outstanding under such term notes immediately due and payable. The Rush River Facility also contains an agreement allowing the Company to prepay any and all amounts outstanding under the Rush River Facility without premium or penalty. In connection with the Rush River Facility, the Company has issued to Rush River Group, LLC a warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $2.00 per share. The warrant is currently exercisable and expires on July 31, 2010. The Company believes that the Rush River Facility, along with cash generated from future operations, will be adequate to meet the Company's current obligations and operating needs.

Subsequent Events

On August 1, 2001, the Company entered into a Settlement Agreement and Mutual Release with Hollis Technologies, LLC and CompRen, Inc. ("Hollis") to settle claims Hollis asserted against $1.0 million of escrowed funds. Hollis deposited the $1.0 million in an escrow account pursuant to the sale of the Company's Computer Renaissance® franchise and retail operations to Hollis on August 30, 2000. Pursuant to the Settlement Agreement and Mutual Release, the parties terminated the escrow agreement, released each other of certain claims, and Hollis and the Company received approximately $400,000 and $600,000 of the escrowed funds, respectively. In addition, all accrued interest on the escrowed funds was distributed to the Company. The Company dismissed its lawsuit against Hollis seeking the escrowed funds.

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

Items 1 – 3:

Not applicable.

Item 4: Submission of Matters to a Vote of Security-holders

At the Annual Shareholders meeting held on May 2, 2001, the Company submitted to a vote of security-holders the following matters which received the indicated votes:

1.	Approving setting the number of members of the Board of Directors at seven (7):

	For: 4,185,912	Against: 5,924	Abstain: 958	Broker Non-Vote: 0

2.	Election of Directors:
		For:	Withhold:
	John L. Morgan	3,989,137	203,657
	Kirk A. MacKenzie	3,994,037	198,757
	Stephen M. Briggs	3,989,137	203,657
	Jenele C. Grassle	3,093,902	1,098,892
	Paul C. Reyelts	3,994,137	198,657
	William D. Dunlap, Jr.	3,994,237	198,557
	Mark L. Wilson	3,994,237	198,557

3.	Approving a 130,000 share increase in the number of shares reserved for the Company’s 1992 Stock Option Plan:

	For: 2,451,606	Against: 402,729	Abstain: 1,058	Broker Non-Vote: 1,337,401

4.	Approving the Company's 2001 Stock Option Plan:
	For: 2,452,226	Against: 402,609	Abstain: 558	Broker Non-Vote: 1,337,401

5.	Ratifying the appointment of Arthur Andersen LLP as independent auditors for the current fiscal year:
	For: 4,052,207	Against: 1,750	Abstain: 138,837	Broker Non-Vote: 0

Item 5:

Not applicable.

Item 6: Exhibits and Reports on Form 8-K

(a.) Exhibits

None.

(b.) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROW BIZ INTERNATIONAL, INC.

Date:	August 8, 2001	By:	/s/	John L. Morgan

John L. Morgan
Chairman of the Board and Chief Executive Officer

Date:	August 8, 2001	By:	/s/	Paul F. Kelly

Paul F. Kelly
Vice President of Financial Services