Form 10-Q
period 2001-09-29
GROW BIZ INTERNATIONAL INC
filed 2001-11-13
CIK 908315

TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2001

Commission File Number 000-22012

Grow Biz International, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1622691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4200 Dahlberg Drive, Suite 100
Golden Valley, MN 55422-4837
(Address of Principal Executive Offices, Zip Code)

Registrant’s Telephone Number, Including Area Code 763-520-8500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes: ☒	No:☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value, 5,383,354 shares outstanding as of November 2, 2001.

GROW BIZ INTERNATIONAL, INC.

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements (Unaudited)

	CONDENSED BALANCE SHEETS:	3
	September 29, 2001 and December 30, 2000

	CONDENSED STATEMENTS OF OPERATIONS:	4
	Three Months Ended September 29, 2001and September 23, 2000 Nine Months Ended September 29, 2001and September 23, 2000

	CONDENSED STATEMENTS OF CASH FLOWS:	5
	Nine Months Ended September 29, 2001 and September 23, 2000

	NOTES TO CONDENSED FINANCIAL STATEMENTS	6 - 7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II.	OTHER INFORMATION	PAGE

	Items 1 through 5 have been omitted since all items are inapplicable or answers negative.

Item 6.	Exhibits and Reports on Form 8-K	16

(a.) Exhibits
	None.

(b.) On September 17, 2001, the Company filed an 8-K related to the activation of the stock repurchase program.

2

PART I.     FINANCIAL INFORMATION

Item 1.      Financial Statements

GROW BIZ INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	(Unaudited) September 29, 2001	December 30, 2000

ASSETS
Current Assets:
Cash and cash equivalents	$3,565,800	$2,005,100
Trade receivables, less allowance for doubtful accounts of $780,500 and $943,500	3,775,400	6,170,300
Inventories	1,154,800	1,367,200
Prepaid expenses and other	445,800	396,700
Deferred income taxes	2,290,000	2,290,000

Total current assets	11,231,800	12,229,300

Notes receivable	232,100	326,200
Property and equipment, net	916,100	1,451,800

Other assets, net	839,300	713,500

	$13,219,300	$14,720,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,429,800	$2,864,000
Accrued liabilities	3,484,600	2,469,200
Current maturities of long-term debt	121,500	827,400
Current deferred revenue	611,100	676,000

Total current liabilities	6,647,000	6,836,600

Long-Term Debt	158,000	3,961,000

Deferred Gain on Sale of Building	319,100	456,400

Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 5,392,254 and 5,386,433 shares issued and outstanding	1,442,800	1,419,900
Common stock warrants	822,000	822,000
Retained earnings	3,830,400	1,224,900

Total shareholders’ equity	6,095,200	3,466,800

	$13,219,300	$14,720,800

The accompanying notes are an integral part of these financial statements

3
[RETURN TO TABLE OF CONTENTS]

GROW BIZ INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 23, 2000	September 29, 2001	September 23, 2000

REVENUE:
Merchandise sales	$4,805,700	$6,777,200	$14,625,900	$22,912,200
Royalties	3,906,300	4,169,000	11,801,300	12,581,800
Franchise fees	210,500	405,300	518,000	789,300
Other	211,800	190,000	583,400	349,300

Total revenue	9,134,300	11,541,500	27,528,600	36,632,600

COST OF MERCHANDISE SOLD	3,948,400	5,787,400	12,210,300	19,666,400

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,564,800	4,863,300	11,397,400	14,987,500

NONRECURRING CHARGE	—	—	—	3,337,900

GAIN ON SALE OF COMPUTER RENAISSANCE	879,000	537,200	1,112,300	537,200

Income (loss) from operations	2,500,100	1,428,000	5,033,200	(822,000)
INTEREST INCOME	68,400	12,000	241,000	84,500
INTEREST EXPENSE	(511,400)	(224,500)	(988,800)	(962,500)

Income (loss) before income taxes	2,057,100	1,215,500	4,285,400	(1,700,000)
BENEFIT (PROVISION) FOR INCOME TAXES	(806,400)	(476,500)	(1,679,900)	666,400

NET INCOME (LOSS)	$1,250,700	$739,000	$2,605,500	$(1,033,600)

NET INCOME (LOSS) PER COMMON SHARE – BASIC	$.23	$.14	$.48	$(.19)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	5,392,254	5,386,400	5,390,314	5,380,800

NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$.21	$.14	$.46	$(.19)

WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	5,859,162	5,386,400	5,654,659	5,380,800

The accompanying notes are an integral part of these financial statements

4
[RETURN TO TABLE OF CONTENTS]

GROW BIZ INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 29, 2001	September 23, 2000

OPERATING ACTIVITIES:
Net income (loss)	$2,605,500	$(1,033,600)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	724,100	1,992,200
Deferred gain on building sale	(137,400)	—
Debt discount amortization	505,700	—
Change in operating assets and liabilities:
Receivables	2,489,000	5,359,000
Inventories	212,400	505,600
Prepaid expenses and other	(49,100)	6,354,000
Accounts payable	(434,200)	(1,330,400)
Accrued liabilities	1,015,400	(762,600)
Deferred franchise fee revenue	(64,900)	(463,500)

Net cash provided by operating activities	6,866,500	10,620,700

INVESTING ACTIVITIES:
Decrease in other assets	—	64,800
Purchase of property and equipment (net)	(46,800)	(445,500)
Proceeds from sale of property and equipment	—	3,397,800

Net cash provided by (used for) investing activities	(46,800)	3,017,100

FINANCING ACTIVITIES:
Proceeds from notes payable	—	5,000,000
Payments on long-term debt	(5,281,900)	(16,036,500)
Proceeds from stock option exercises	22,900	105,600

Net cash used for financing activities	(5,259,000)	(10,930,900)

INCREASE IN CASH AND CASH EQUIVALENTS	1,560,700	2,706,900
Cash and cash equivalents, beginning of period	2,005,100	—

Cash and cash equivalents, end of period	$3,565,800	$2,706,900

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$513,700	$1,014,600

Cash paid for income taxes	$1,073,500	$115,900

The accompanying notes are an integral part of these financial statements

5
[RETURN TO TABLE OF CONTENTS]

GROW BIZ INTERNATIONAL, INC.
  NOTES TO CONDENSED FINANCIAL STATEMENTS

1.     Management’s Interim Financial Statement Representation:

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

Revenues and operating results for the three month period and nine month period ended September 29, 2001 are not necessarily indicative of the results to be expected for the full year.

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

3.     Net Income Per Common Share:

The Company calculates net income per share in accordance with FASB Statement No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Net Income Per Common Share – Basic. The Company calculates Net Income Per Share - Dilutive by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method. The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of 466,908 and 264,345 stock options and warrants for the three and nine months ended September 29, 2001, respectively. The impact of stock options and warrants outstanding in 2000 were anti-dilutive and were therefore excluded from the earnings per share calculation.

4.     New Accounting Pronouncements:

On June 29, 2001, the FASB approved for issuance, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged,

6
[RETURN TO TABLE OF CONTENTS]

 either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. Management is currently reviewing the provisions of these Statements and their impact on the Company’s results of operations.

5.     Other Contingencies:

In addition to the operating lease obligations disclosed in footnote 9 of the Company’s Form 10-K for the year ended December 30, 2000, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed. As of September 29, 2001, the Company is contingently liable on these leases for up to an additional $216,000. These leases have various expiration dates through 2006. The Company’s exposure is reduced as leases are paid, expire, or are renewed by the current operator of the location.

6.     Debt Repayment:

During the third quarter of 2001, the Company repaid outstanding borrowings under it Rush River credit facility totaling $4,115,400, and charged the associated debt issuance costs of approximately $380,800, to interest expense. As of September 29, 2001, the Company had remaining borrowings availability of $2.5 million under the Rush River facility.

7.     Repurchase of Common Stock:

Under the board of directors’ authorization, the Company is operating a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. Since inception of stock repurchase activities in November 1995 through September 29, 2001, the Company has repurchased 2,560,828 shares of its stock at an average price of $11.70 per share. On October 1, 2001, the Company purchased 8,900 shares of its stock for an aggregate purchase price of $66,750.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results
                of Operations.

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

7
[RETURN TO TABLE OF CONTENTS]

Following is a summary of the Company’s franchising and corporate retail store activity for the retail concepts for the three months ended September 29, 2001:

	TOTAL 6/30/01	OPENED	CLOSED	TOTAL 9/29/01

Play It Again Sports®
Franchised Stores - US and Canada	502	2	(14)	490
Corporate	0	0	0	0
Other	23	1	0	24

Once Upon A Child®
Franchised Stores - US and Canada	233	5	(5)	233
Corporate	1	0	0	1

Music Go Round®
Franchised Stores – US	59	0	(3)	56
Corporate	6	0	0	6

ReTool®
Franchised Stores – US	17	0	(1)	16
Corporate	1	0	0	1

Plato’s Closet®
Franchised Stores – US	31	13	0	44
Corporate	1	0	0	1

Total	874	21	(23)	872

Following is a summary of the Company’s franchising and corporate retail store activity for the nine months ended September 29, 2001:

	TOTAL 6/30/01	OPENED	CLOSED	TOTAL 9/29/01

Play It Again Sports®
Franchised Stores - US and Canada	526	5	(41)	490
Corporate	1	0	(1)	0
Other	23	1	0	24

Once Upon A Child®
Franchised Stores - US and Canada	232	9	(8)	233
Corporate	1	0	0	1

Music Go Round®
Franchised Stores – US	67	1	(12)	56
Corporate	8	0	(2)	6

ReTool®
Franchised Stores – US	14	3	(1)	16
Corporate	1	0	0	1

Plato’s Closet®
Franchised Stores – US	25	20	(1	44
Corporate	1	0	0	1

Total	899	39	(66)	872

8
[RETURN TO TABLE OF CONTENTS]

Results of Operations

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 23, 2000	September 29, 2001	September 23, 2000

Revenue:
Merchandise sales	52.6%	58.7%	53.1%	62.5%
Royalties	42.8	36.1	42.9	34.3
Franchise fees	2.3	3.5	1.9	2.2
Other	2.3	1.7	2.1	1.0

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of merchandise sold	43.2	50.1	44.4	53.7
Selling, general and administrative expenses	39.0	42.1	41.4	40.9
Nonrecurring charge	0.0	0.0	0.0	9.1
Gain on sale of Computer Renaissance®	9.6	4.6	4.1	1.5

Income (loss) from operations	27.4	12.4	18.3	(2.2)
Interest expense and other, net	(4.9)	(1.9)	(2.7)	(2.4)

Income (loss) before income taxes	22.5	10.5	15.6	(4.6)
Benefit (provision) for income taxes	(8.8)	(4.1)	(6.1)	1.8

Net income (loss)	13.7%	6.4%	9.5%	(2.8)%

Comparison of Three Months Ended September 29, 2001 to
Three Months Ended September 23, 2000

Revenues

Revenues for the quarter ended September 29, 2001 totaled $9.1 million compared to $11.5 million for the comparable period in 2000. Revenues decreased primarily as a result of lower merchandise sales in the Play It Again Sports® buying group and the sale of the Computer Renaissance® franchise system in the third quarter of 2000.

Merchandise sales consist of the sale of product to Play It Again Sports® franchisees through the buying group and retail sales at the Company-owned stores. For the third quarter of 2001 and 2000 merchandise sales were as follows:

	2001	2000

Buying Group	$3,298,700	$4,872,000
Retail Sales	1,507,000	1,905,200

Merchandise Sales	$4,805,700	$6,777,200

9
[RETURN TO TABLE OF CONTENTS]

The Play It Again Sports® buying group revenue decreased 32.3% for the three months ended September 29, 2001 compared to the third quarter last year. This is a result of management’s strategic decision to have more Play It Again Sports® franchisees purchase merchandise directly from vendors and having 54 fewer Play It Again Sports® stores open than one year ago. Retail store sales decreased $398,200, or 20.9%, for the quarter ended September 29, 2001 compared to the third quarter last year. The revenue decline was due to selling or closing five Company-owned stores in 2000, partially offset by aggregate increased sales at the remaining Company-owned stores.

Royalties decreased to $3.9 million for the third quarter of 2001 from $4.2 million for the same period in 2000, an approximate 6.3% decrease. This decrease relates primarily to the sale of the Computer Renaissance® brand in the third quarter of 2000, partially offset by an aggregate increase of royalty income from the remaining brands. If royalties generated by Computer Renaissance® were excluded from the 2000 royalty totals, royalties would have increased 1.8% from the third quarter 2000 to the third quarter 2001.

Franchise fees decreased to $210,500 for the third quarter of 2001 compared to $405,300 for the third quarter of 2000. Twenty franchised stores were opened in the third quarter of 2001 compared to 23 franchised stores opened during the third quarter last year. The decrease in franchise fees is also in part a result of a change in the franchise fee structure made in July 1999. Under that policy, franchisees with existing franchises were not required to pay an initial franchise fee for an additional franchise. As of August 1, 2000, existing franchisees are required to pay an initial franchise fee of $15,000 for each additional franchise. Nine stores were opened in the third quarter of 2001 that were not required to pay a franchise fee compared to seven stores in the third quarter of 2000.

Other revenue increased $21,800, or 11.4%, for the third quarter of 2001 compared to the third quarter of 2000.

Cost of Merchandise Sold

Cost of merchandise sold includes the cost of merchandise sold through the Play It Again Sports® buying group and at Company-owned retail stores. Cost of merchandise sold through the buying group as a percentage of the buying group revenue and cost of merchandise sold at Company-owned stores as a percentage of Company-owned store retail revenue, respectively, for the third quarter of 2001 and 2000 were as follows:

	2001	2000
Buying Group	96.1%	95.2%
Retail Stores	51.7	60.3

Retail gross margin improved to 48.3% in the third quarter of 2001 from 39.7% in the third quarter of 2000. The improvement in retail gross margin is primarily the result of increased sales of used merchandise, which have a higher margin, and from closing under-performing Company-owned retail stores.

10
[RETURN TO TABLE OF CONTENTS]

Selling, General and Administrative

The $1.3 million, or 26.7%, decrease in operating expenses in the quarter ended September 29, 2001 compared to the third quarter of 2000 is primarily due to selling the Computer Renaissance® brand in the third quarter of 2000 and elimination of related costs and lower Company salary expenses.

During the quarter ended September 29, 2001, the Company had a net interest expense of $443,000 compared to $212,500 during the third quarter of 2000. This increase is primarily the result of accelerated debt discount amortization of $380,800 related to early debt repayment. (See Note 6)

The provision for income taxes was calculated at an effective rate of 39.2% for the third quarter of 2001 and 2000.

Sale of Computer Renaissance

On August 1, 2001, the Company entered into a Settlement Agreement and Mutual Release with Hollis Technologies, LLC and CompRen, Inc. ("Hollis") to settle claims Hollis asserted against $1.0 million of escrowed funds. Hollis deposited the $1.0 million in an escrow account pursuant to the sale of the Company’s Computer Renaissance® franchise and retail operations to Hollis on August 30, 2000. Pursuant to the Settlement Agreement and Mutual Release, the parties terminated the escrow agreement, released each other of certain claims, and Hollis and the Company received approximately $400,000 and $600,000 of the escrowed funds, respectively. In addition, all accrued interest on the escrowed funds was distributed to the Company. The Company dismissed its lawsuit against Hollis seeking the escrowed funds. On September 25, 2001, the Company received $200,000 for full settlement of all amounts that would otherwise have been payable under the consulting agreement. The consulting agreement with Hollis was entered into at the time of the sale of the Computer Renaissance® operations and contemplated payment by Hollis to the Company of approximately $33,000 per month for 60 months as a consulting fee. The Company has recorded $879,000 as the total settlement amount under these agreements during the third quarter of 2001 as a final gain on sale of Computer Renaissance, as the Company received the cash during the quarter. As disclosed in Note 4 to the Company’s December 30, 2000 Form 10-K, the Company has been accounting for the above-described matters on the cash basis of accounting due to their uncertainty of collection. No further amounts are due or expected to be incurred under these agreements.

11
[RETURN TO TABLE OF CONTENTS]

Comparison of Nine Months Ended September 29, 2001 to
Nine Months Ended September 23, 2000

Revenues

Revenues for the nine months ended September 29, 2001 were $27.5 million compared to $36.6 million for the comparable period in 2000. Revenues declined primarily as a result of lower merchandise sales in the Play It Again Sports® buying group and the sale of the Computer Renaissance® franchise system in the third quarter of 2000.

Merchandise sales consist of the sale of product to Play It Again Sports® franchisees through the Play It Again Sports® buying group and retail sales at the Company-owned stores. For the first nine months of 2001 and 2000 merchandise sales were as follows:

	2001	2000
Buying Group	$10,313,200	$16,623,400
Retail Sales	4,312,700	6,288,800

Merchandise Sales	$14,625,900	$22,912,200

The Play It Again Sports® buying group revenue decreased $6.3 million, or 38.0%, for the nine months ended September 29, 2001 compared to the same period last year. This is a result of management’s strategic decision to have more Play It Again Sports® franchisees purchase merchandise directly from vendors and having 54 fewer stores open than one year ago. Retail store sales decreased $2.0 million, or 31.4%, for the nine months ended September 29, 2001 compared to the same period last year. The revenue decline was due to selling or closing five Company-owned stores in 2000, partially offset by aggregate increased sales at the remaining Company-owned stores.

Royalties decreased to $11.8 million for the first nine months of 2001 from $12.6 million for the first nine months of 2000, a 6.2% decrease. This decrease relates primarily to the sale of the Computer Renaissance brand in the third quarter of 2000 partially offset by an aggregate increase of royalty income from the remaining brands. If royalties generated by Computer Renaissance® were excluded from the 2000 royalty totals, royalties would have increased 7.0% from the first nine months of 2000 to the first nine months of 2001.

Franchise fees decreased to $518,000 for the nine months of 2001 compared to $789,300 for the first nine months of 2000. Thirty-eight franchised stores were opened in the first nine months of 2001 compared to 57 franchised stores opened during the first nine months of 2000. The decrease in franchise fees is also in part a result of a change in the franchise fee structure made in July 1999. Under such policy, franchisees with existing franchises were not required to pay an initial franchise fee for an additional franchise. As of August 1, 2000, existing franchisees are required to pay an initial franchise fee of $15,000 for each additional franchise. Sixteen stores were opened in the first nine months of 2001 that were not required to pay a franchise fee compared to 26 stores in the first nine months of 2000.

12
[RETURN TO TABLE OF CONTENTS]

Other revenue increased $234,100, or 67.0%, for the first nine months of 2001 compared to the first nine months of 2000. The increase is primarily the result of reclassifying software license agreement sales from buying group revenue to other revenue.

Cost of Merchandise Sold

Cost of merchandise sold includes the cost of merchandise sold through the Play It Again Sports® buying group and at Company-owned retail stores. Cost of merchandise sold through the buying group as a percentage of the buying group revenue and cost of merchandise sold at Company-owned stores as a percentage of Company-owned retail store revenue for the first nine months of 2001 and 2000 were as follows:

	2001	2000
Buying Group	95.9%	94.8%
Retail Stores	53.7	62.1

Retail gross margin improved to 46.3% in the first nine months of 2001 from 37.9% in the first nine months of 2000. The improvement in retail gross margin is primarily the result of increased sales of used merchandise, which have a higher margin, and from closing under-performing Company-owned retail stores.

Selling, General and Administrative

The $3.6 million, or 24.0%, decrease in operating expenses in the first nine months ended September 29, 2001 compared to the first nine months of 2000 is primarily due to selling the Computer Renaissance® brand in the third quarter of 2000 and elimination of related costs and lower Company salary expenses.

During the first nine months of 2001, the Company had a net interest expense of $747,800 compared to $878,000 during the first nine months of 2000. This decrease is primarily the result of reduced outstanding debt in the first nine months of 2001 compared to the same period last year offset by accelerated debt discount amortization of $429,700 related to early debt repayment. (See Note 6)

The provision for income taxes was calculated at an effective rate of 39.2% for the first nine months of 2001 and 2000.

Sale of Computer Renaissance

On August 1, 2001, the Company entered into a Settlement Agreement and Mutual Release with Hollis Technologies, LLC and CompRen, Inc. ("Hollis") to settle claims Hollis asserted against $1.0 million of escrowed funds. Hollis deposited the $1.0 million in an escrow account pursuant to the sale of the Company’s Computer Renaissance® franchise and retail operations to Hollis on August 30, 2000. Pursuant to the Settlement Agreement and Mutual Release, the parties terminated the escrow agreement, released each other of certain claims, and Hollis and the Company received approximately $400,000 and $600,000 of the escrowed funds, respectively.

13
[RETURN TO TABLE OF CONTENTS]

 In addition, all accrued interest on the escrowed funds was distributed to the Company. The Company dismissed its lawsuit against Hollis seeking the escrowed funds. On September 25, 2001, the Company received $200,000 for full settlement of all amounts that would otherwise have been payable under the consulting agreement. The consulting agreement with Hollis was entered into at the time of the sale of the Computer Renaissance® operations and contemplated payment by Hollis to the Company of approximately $33,000 per month for 60 months as a consulting fee. The Company has recorded $879,000 as the total settlement amount under these agreements during the third quarter of 2001 as a final gain on sale of Computer Renaissance, as the Company received the cash during the quarter. As disclosed in Note 4 to the Company’s December 30, 2000 Form 10-K, the Company has been accounting for the above-described matters on the cash basis of accounting due to their uncertainty of collection. No further amounts are due or expected to be incurred under these agreements.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have historically been cash flow from operations and bank borrowings. The Company ended the third quarter of 2001 with $3.6 million in cash and a current ratio of 1.69 to 1.0 compared to $2.7 million in cash and a current ratio of 1.56 to 1.0 at the end of the third quarter of 2000.

Ongoing operating activities provided cash of $6.9 million for the first nine months of 2001 compared to $10.6 million for the same period last year. Components of the cash provided in the first nine months of 2001 include a $2.5 million reduction in accounts and royalties receivable as a result of improved collection performance and reduction of certain revenue generating activities and buying group receivables. Inventory provided cash of $212,400 due to selling or closing Company-owned stores that were not meeting expectations. Accrued liabilities provided $1.0 million of cash due primarily to the accrual of income taxes and estimated bonuses. The components of cash utilized by the decrease in accounts payable of $434,200 is primarily the result of reduced buying group liabilities.

Investing activities used $46,800 of cash during the first nine months of 2001 related to the purchase of property and equipment.

Financing activities used $5.3 million of cash during the first nine months of 2001 principally for payment on long-term debt. The payments on long-term debt include $4.9 million to pay in full the Rush River Group, LLC credit facility described below and $425,900 on other notes.

On July 31, 2000, the Company entered into a credit agreement with Rush River Group, LLC, an affiliate of the Company, to provide a credit facility of up to $7.5 million dollars ("Rush River Facility"). The credit agreement allows such amount to be drawn upon by the Company in one or more term loans. The initial term loan was $5.0 million dollars to be repaid by the Company over a seven-year period. Each term loan was accruing interest at 14% per year. New term loans will accrue interest at 8% per year. Once repaid, amounts may not be reborrowed. As of September 29, 2001, there was no outstanding balance on the initial term loan. On August 20, 2001, the Company made a $1.0 million principal payment on the Rush River Facility. On September 17, 2001, the remaining $2.5 million balance on the Rush River Facility was paid in

14
[RETURN TO TABLE OF CONTENTS]

full. The Rush River Facility is secured by a lien against substantially all of the Company’s assets. Rush River Group, LLC has agreed to subordinate its lien to any lien of a financial institution relating to financing not to exceed $2.5 million dollars. As of September 29, 2001, the Company had remaining borrowing availability of $2.5 million under the Rush River Facility.

Among other requirements, the Rush River Facility currently requires that the Company maintain shareholder equity of at least $1,922,000. In addition, if there is a change of control as defined in the credit agreement governing the Rush River Facility, such change of control is an event of default, and Rush River Group, LLC may declare all amounts outstanding under such term notes immediately due and payable. The Rush River Facility also contains an agreement allowing the Company to prepay any and all amounts outstanding under the Rush River Facility without premium or penalty. In connection with the Rush River Facility, the Company has issued to Rush River Group, LLC a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrant is currently exercisable and expires on July 31, 2010. The Company believes that the Rush River Facility, along with cash generated from future operations, will be adequate to meet the Company’s current obligations and operating needs.

Factors That May Affect Future Results

The statements contained in this Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" that are not strictly historical fact, including without limitation, our statement that we will have adequate capital reserves to meet our current and contingent obligations and operating needs are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act. Such statements are based on management’s current expectations as of the date of this report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements.

Item 3:     Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial markets risk in the form of interest rate risk. Management deals with such risk by negotiating fixed rate loan agreements. Accordingly, the Company is not exposed to cash flow risks related to interest rate changes. A one percent change in interest rates would not have a significant impact on the Company’s fixed rate debt.
15
[RETURN TO TABLE OF CONTENTS]

PART II.     OTHER INFORMATION

Items 1 – 5:

Not applicable.

Item 6:   Exhibits and Reports on Form 8-K

(a.)   Exhibits

None.

(b.)   Reports on Form 8-K

On September 17, 2001, the Company filed an 8-K related to the activation of the stock repurchase program.

16
[RETURN TO TABLE OF CONTENTS]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROW BIZ INTERNATIONAL, INC.

Date: November 9, 2001	By: /s/ John L. Morgan John L. Morgan Chairman of the Board and Chief Executive Officer

Date: November 9, 2001	By: /s/ Paul F. Kelly Paul F. Kelly Vice President of Financial Services

17
[RETURN TO TABLE OF CONTENTS]