Form 10-K405
period 2001-12-29
WINMARK CORP
filed 2002-03-20
CIK 908315

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K
                     Annual Report Pursuant to Section 13 of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 29, 2001    Commission File Number: 000-22012

                             ----------------------

                               WINMARK CORPORATION
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

                                   Yes [X]                  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's common stock on March 11, 2002, as reported on the Nasdaq SmallCap Market, was $53,564,372 million.

Shares of no par value Common Stock outstanding as of March 11, 2002: 5,383,354 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 1, 2002 have been incorporated by reference into Items 10, 11, 12 and 13 of Part III of this report.

                       WINMARK CORPORATION AND SUBSIDIARY
                       INDEX TO ANNUAL REPORT ON FORM 10-K

PART I                                                                                                     PAGE
----------------------------------------------------------------------------------------------------------------
Item 1.          Business                                                                                    3

Item 2.          Properties                                                                                 10

Item 3.          Legal Proceedings                                                                          10

Item 4.          Submission of Matters to a Vote of Security Holders                                        10

PART II                                                                                                    PAGE
----------------------------------------------------------------------------------------------------------------

Item 5.          Market for the Registrant's Common Equity and Related Shareholder Matters                  11

Item 6.          Selected Financial Data                                                                    12

Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operation       13

Item 7a.         Quantitative and Qualitative Disclosures About Market Risk                                 19

Item 8.          Financial Statements and Supplementary Data                                                19

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       37

PART III                                                                                                   PAGE
----------------------------------------------------------------------------------------------------------------

Item 10.         Directors and Executive Officers of the Registrant                                         37

Item 11.         Executive Compensation                                                                     38

Item 12.         Security Ownership of Certain Beneficial Owners and Management                             38

Item 13.         Certain Relationships and Related Transactions                                             38

PART IV                                                                                                    PAGE
----------------------------------------------------------------------------------------------------------------

Item 14.         Exhibits and Reports on Form 8-K                                                           38

                 Signatures                                                                                 41

EXHIBITS
----------------------------------------------------------------------------------------------------------------

Exhibit 23.1     Consent of Independent Public Accountants

ITEM 1:  BUSINESS

Background

Winmark Corporation, a Minnesota corporation, (referred to herein as "Company," "we," "us," "our" and other similar terms) is a franchisor of our retail brands that buy, sell, trade and consign merchandise. Each brand operates in a different industry and provides the consumer with high value retailing. We began franchising the Play It Again Sports(R) brand in 1988, and since that date, have made a series of acquisitions and dispositions to grow, diversify and divest, in certain cases, our brands. Our more recent acquisitions and dispositions are listed below.

..    In August 1997, Grow Biz Games, Inc., a Minnesota corporation and a wholly-owned subsidiary of the Company, acquired certain assets and franchising rights of Video Game Exchange, Inc. ("VGE") of Cleveland, Ohio for total consideration of $6,579,700. VGE was a 40 store retail operation with stores in Ohio, Pennsylvania, Kentucky, Georgia and Maryland and became the nucleus of the It's About Games store brand. We began franchising this brand in 1997. We closed or sold the stores comprising the It's About Games retail chain in November 1999. In December 1999, we completed the sale or liquidation of the remaining assets of our It's About Games brand. Approximately 50% of the assets were disposed of in three main transactions to unrelated parties. The first sale of substantially all of the assets of 14 stores in Kentucky, Maryland, Ohio and Pennsylvania for $114,200 plus inventory valued at 40% of cost to be received in cash and a promissory note. The second sale of substantially all of the assets of 14 stores in Ohio for $42,000 plus inventory at 40% of cost to be received in cash and a promissory note. The third, a bulk inventory sale for $140,000 cash. The remaining assets of the It's About Games brand were disposed of by abandonment or liquidation sale resulting in a total restructuring charge of $11,345,500 for the year ended December 25, 1999.

..    In April 1998, we acquired certain assets and franchising rights of Tool
     Traders, Inc. of Detroit, Michigan, which formed the basis for our ReTool(R) store brand. We paid $380,200 plus a percentage of future royalties for a period of seven years. At the time of acquisition, there were two retail stores in operation under the name Tool Traders. We changed the name and began franchising the ReTool(R) brand in 1998. In November of 2001, we ceased franchising our ReTool(R) brand. At that time, there were 16 ReTool(R) franchisees. We entered into trademark license agreements with each of our existing franchisees and terminated our franchise agreements with such franchisees. We paid approximately $125,000 to former franchisees (other than Tool Traders, Inc.) to settle any prospective claims. In connection with ceasing ReTool(R) franchise operations, we paid $125,000 as full and final settlement of all our outstanding obligations to Tool Traders, Inc.

..    In June 1998, we completed the sale of the assets and franchising rights of our Disc Go Round(R) brand to CD Warehouse, Inc. for $7.0 million cash plus the assumption of $384,000 in deferred franchise fees. At the time of the sale, there were 137 Disc Go Round(R) stores in operation, including three Company-owned stores, and an additional 37 franchise agreements were awarded for stores that were not yet opened. The sale resulted in a $5,231,500 operating gain in the second quarter ending June 27, 1998.

..    In January 1999, we acquired certain assets and franchising rights of
     Plato's Closet, Inc. of Columbus, Ohio for total consideration of $400,000 plus a percentage of future royalties for a period of seven years. There were four stores in operation at the time of purchase. We began franchising the Plato's Closet(R) brand in 1999.

..    In August 2000, we completed the sale of substantially all the assets related to the Computer Renaissance(R) franchising and retailing operations for $3.0 million to Hollis Technologies, LLC. One million dollars of the purchase price was to be held in an escrow account for up to 18 months from August 30, 2000. On August 1, 2001, the Company entered a Settlement Agreement and Mutual Release with Hollis Technologies, LLC to settle claims Hollis asserted against $1.0 million of escrowed funds. Pursuant to the Settlement Agreement and Mutual Release, the parties terminated the escrow agreement, released each other of certain claims, and Hollis and the Company received approximately $400,000 and $600,000 of the escrowed funds, respectively. In addition, all accrued interest on the escrowed funds was distributed to the Company. In addition, at the time of the sale, we entered into a five-year consulting agreement to provide ongoing franchise and business consulting services to Hollis Technologies, LLC. Pursuant to the Consulting Agreement, Hollis Technologies, LLC agreed to make 60 equal monthly payments of $33,333 to us over the term of the agreement. On September 25, 2001 after receiving 11 payments, the Company received an additional $200,000 for full settlement of all amounts that would otherwise have been payable under the consulting agreement.

Each of our retail store brands emphasizes consumer value by offering high-quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers' used goods that have been outgrown or are no longer used. The stores also offer new merchandise to their customers.

Our significant assets are located within the United States, and we generate all revenues from United States operations other than 2001 franchising revenues from Canadian operations of approximately $1.7 million.

Our four continuing store brands with their fiscal year 2001 system-wide sales, defined as revenues from all franchised and Company owned stores, are summarized as follows:

Play It Again Sports(R) - $259 million

Play It Again Sports(R) stores sell, buy, trade and consign used and new sporting goods, equipment and accessories for a variety of athletic activities including hockey, wheeled sports (in-line skating, skateboards, etc.), fitness, ski/snowboard, golf and baseball/softball. The stores offer a flexible mix of merchandise that is adjusted to adapt to seasonal and regional differences. Play It Again Sports(R) is known for providing the highest value to the customer by offering a mix of used sporting goods and new merchandise.

Once Upon A Child(R) - $89 million

Once Upon A Child(R) stores sell and buy used and new children's clothing, toys, furniture, equipment and accessories. This store brand primarily targets cost-conscious parents of children ages infant to ten years with emphasis on children ages seven years and under. These customers have the opportunity to sell their used children's items to a Once Upon A Child(R) store when outgrown and to purchase quality used children's clothing, toys, furniture and equipment at prices lower than new merchandise. New merchandise is offered as a supplement to used merchandise.

Music Go Round(R) - $32 million

Music Go Round(R) stores sell, buy, trade and consign used and new musical instruments, speakers, amplifiers, music-related electronics and related accessories for parents of children who play musical instruments, as well as professional and amateur musicians.

Plato's Closet(R) - $21 million

Plato's Closet(R) stores sell and buy used and new clothing and accessories geared toward the teenage and young adult market. Customers also have the opportunity to sell their used items to a Plato's Closet(R) store when outgrown and to purchase quality used clothing and accessories at prices lower than new merchandise.

Following is a summary of our franchising and corporate store activity for the fiscal year ended December 29, 2001:

                                              --------------------------------------------
                                                 TOTAL     OPENED/     CLOSED    TOTAL
                                               12/30/00   PURCHASED    /SOLD    12/29/01
                                              --------------------------------------------
      Play It Again Sports(R)
      --------------------
         Franchised Stores - US and Canada          526          10       (58)       478
         Corporate - Owned                            1           0        (1)         0
         Other                                       23           1         0         24

      Once Upon A Child(R)
      -----------------
         Franchised Stores - US and Canada          232          10       (13)       229
         Corporate - Owned                            1           0         0          1

      Plato's Closet(R)
      --------------
         Franchised Stores                           25          21        (1)        45
         Corporate - Owned                            1           0         0          1

      Music Go Round(R)
      --------------
         Franchised Stores                           67           2       (12)        57
         Corporate - Owned                            8           0        (2)         6
                                              --------------------------------------------
                            Total                   884          44       (87)       841
                                              ============================================

Franchising Overview

We use franchising as a business method of distributing goods and services through our retail brands to consumers. We, as franchisor, have either developed or acquired a business brand, represented by a trademark, service mark or similar rights, and an operating system for the franchised business. We then enter into franchise agreements with franchisees and grant the franchisee the right to use our business brand, service marks and operating system to manage a retail business. Franchisees are required to operate their businesses in accordance with the systems, specifications, standards and formats we develop for the business brand. We train the franchisees on how to operate the franchised business and provide continuing support and service.

Business Strategy

Our business strategy is to develop value-oriented retail brands based on a mix of used and new merchandise and to implement these brands through a nationwide franchise system that provides support services to its franchisees. The key elements of this strategy include (i) offering value-oriented merchandise (ii) attracting new, qualified franchisees and (iii) supporting existing franchisees.

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

2.  Attracting Franchisees

Our franchise marketing program seeks to attract prospective franchisees with experience in management and operations and an interest in being the owner and operator of their own business. We seek franchisees who: (i) have a sufficient net worth, (ii) have prior business experience, and (iii) intend to be integrally involved with the management of the store. At December 29, 2001, we had 31 franchise agreements for stores that are expected to open in 2002.

We began franchising in Canada in 1991 and, as of December 29, 2001, had 82 franchised stores open in Canada. The Canadian stores are operated by franchisees under agreements substantially similar to those used in the United States.

3.  Franchise Support

As a franchisor, our success depends upon our ability to develop and support competitive and successful franchise brands. We emphasize the following areas of franchise support and assistance.

         Training

Each franchisee must attend our training program regardless of prior experience. Soon after signing a franchise agreement, the franchisee is required to attend a new owner orientation training. This course covers basic management issues, such as preparing a business plan, lease evaluation, evaluating insurance needs and obtaining financing. Our training staff assists each franchisee in developing a business plan for their store with financial and cash flow projections. The second training session is centered on store operations. It covers, among other things, point-of-sale computer training, inventory selection and acquisition, sales, marketing and other topics. We provide the franchisee with operations manuals that we periodically update.

         Field Support

We provide operations personnel to assist the franchisee in the opening of a new business. We also have an ongoing field support program designed to assist franchisees in operating their stores. Our franchise support personnel visit each store periodically and, in most cases, a business assessment is made to determine whether the franchisee is operating in accordance with our standards. The visit is also designed to assist franchisees with operational issues.

         Purchasing

During training each franchisee is taught how to evaluate, purchase and price used goods. In addition to purchasing used products from customers who bring merchandise to the store, the franchisee is also encouraged to develop sources for purchasing used merchandise in the community. Franchisees typically do not repair or recondition used products, but rather, purchase quality used merchandise that may be put directly on display for resale on an `as is' basis. We have developed specialized computer point-of-sale systems for Once Upon A Child(R) and Plato's Closet(R) stores that provides the franchisee with standardized pricing information to assist in the purchasing of used items. Play It Again Sports(R) and Music Go Round(R) also use buying guides and the point-of-sale system to assist franchisees in pricing used items although not electronic.

We provide centralized buying services including credit and billing for the Play It Again Sports(R) franchisees. Upon credit approval, Play It Again Sports(R) franchisees may order through the buying group, in which case, product is drop-shipped directly to the store by the vendor. We are invoiced by the vendor and, in turn, we invoice the franchisee adding a 4% service fee to cover our costs of operating the buying group. Our Play It Again Sports(R) franchise system relies on several major vendors including Bauer(R) Nike Hockey, The Hockey Company and Keys Fitness. The loss of any of the above vendors would change the vendor mix, but not significantly change our product offered. To provide the franchisees of our Plato's Closet(R), Once Upon A Child(R), and Music Go Round(R) systems, a source of affordable new product, we have developed relationships with our significant vendors and negotiated prices for our franchisees to take advantage of the buying power a large franchise system brings.

Our typical Once Upon A Child(R) franchised store purchases approximately 75% of its new product from Graco(R), Million Dollar Baby and Cosco(R). While we believe that there are several other vendors that could adequately replace the loss of any of these three major vendors, it would alter the selection of product offered.


There are no significant vendors to our typical Music Go Round(R) or Plato's Closet(R) franchised store the loss of which would materially impair our ability to obtain appropriate product.

         Retail Advertising and Marketing

We encourage our franchisees to implement a marketing program that includes one or more of the following: television, radio, direct mail, point-of-purchase materials, in store signage and local store marketing programs. Through these mediums, we advertise that we buy, sell and trade used and new items. Franchisees of the respective brands are required to spend the following minimum percentage of their gross sales on approved advertising and marketing: Play It Again Sports(R) - 5%, Once Upon A Child(R) - 5%, Music Go Round(R) - 3% and Plato's Closet(R) - 4%. In addition, all franchisees are required to pay us an annual marketing fee of $500. Franchisees may be required to participate in regional cooperative advertising groups.

         Computerized Point-Of-Sale Systems

We require franchisees to use a retail information management computer system in each store, which has evolved with the development of new technology. Stores which were opened prior to April 1992 were not required to install the system. This computerized point-of-sale system is designed specifically for use in our franchise retail stores. The current system includes our proprietary Data Recycling System(R) software (unless a franchisee receives approval for another acceptable software program), a dedicated server, one or more work stations, registers, a receipt printer, report printer and a bar code printer master, bar code printer and scanner, together with software modules for inventory management, cash management and customer information management. The Data Recycling System(R) software is designed to accommodate buying and consigning of used merchandise. This system provides franchisees with an important management tool that reduces errors, increases efficiencies and enhances inventory control. We provide both computer software and hardware support for the system through our Computer Support Center located at our Company headquarters.

         Other Support Services

We assist each new franchisee with site location by providing demographic data and general site selection information. A third party vendor provides design layouts and opening materials including pricing materials, stationary, signage, fixtures, slatwall and carpeting. Additional communication with franchisees is made through weekly news updates, emails, broadcast faxes, extranet and semi-annual conferences which generally include trade shows.

The Franchise Agreement

We enter into franchise agreements with our franchisees. The following is a summary of certain key provisions of our current standard franchise agreement. A complete copy of our standard franchise agreement has been filed by incorporation as an exhibit to this Form 10-K. Except as noted, the franchise agreements used for each of our business brands are the same.

Each franchisee must execute our franchise agreement and pay an initial franchise fee. At December 29, 2001, the franchise fee for all brands was $20,000 for an initial store. Once a franchisee opens its initial store, it can open additional stores, in any brand, by paying a $15,000 franchise fee, provided an acceptable territory is available and the franchisee meets minimum standards. Typically, the franchisee's initial store is open for business within 270 days from the date the franchise agreement is signed. The franchise agreement has an initial term of 10 years, with subsequent 10-year renewal periods, and grants the franchisee an exclusive geographic area which will vary in size depending upon population, demographics and other factors. A renewal fee equal to $5,000 is payable to us as part of any franchise renewal. As an incentive, we generally refund the renewal fee if a franchisee modernizes its store to meet our standards. Under current franchise agreements, franchisees of the respective brands are required to pay us weekly continuing fees (royalties) equal to the following percentage of gross sales: Play It Again Sports(R) - 5%, Once Upon A Child(R) - 5%, Music Go Round(R) - 3% and Plato's Closet(R) - 4%. Play It Again Sports(R) franchise agreements signed prior to April 1, 1992 require payment of a 3% royalty. Upon completion of the initial 10-year term, Play It Again Sports(R) and Once Upon A Child(R) royalties are adjusted to 4%. Play It Again Sports(R) franchisees opening their second or additional store pay us a 4% royalty for that store.

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

During the term of a franchise agreement, franchisees agree not to operate directly or indirectly any competitive business. In addition, franchisees agree that after the end of the term or termination of the franchise agreement, franchisees will not operate any competitive business for a period of one year and within a reasonable geographic area. We will pursue enforcement of our noncompetition clause vigorously. These noncompetition clauses are not enforceable in certain states or in all circumstances.

Although our franchise agreements contain provisions designed to assure the quality of a franchisee's operations, we have less control over a franchisee's operations than we would if we owned and operated the store. Under the franchise agreement, we have a right of first refusal on the sale of any franchised store, but we are not obligated to repurchase any franchise.

Renewal of the Franchise Relationship

At the end of the 10-year term of each franchise agreement, each franchisee has the option to "renew" the franchise relationship by signing a new 10-year franchise agreement. If a franchisee chooses not to sign a new franchise agreement, a franchisee must comply with all post termination obligations including the franchisee's noncompetition clause discussed above. This noncompetition clause may not be enforceable in certain states or in all circumstances. We may choose not to renew the franchise relationship only when permitted by the franchise agreement and applicable state law.

In 2001, 79 franchisees had their Play It Again Sports(R) franchise agreement expire. Of those franchisees, 68 signed new 10-year franchise agreements. In 2002 and 2003, 113 and 70 Play It Again Sports(R) franchise agreements will expire, respectively. We believe that renewing a significant number of these franchise relationships is extremely important to the success of this franchise system.

One Once Upon A Child(R) franchise agreement expired in 2001, which franchise relationship was renewed for an additional 10 year period. In 2002, 2003 and 2004, 2, 39 and 44 Once Upon A Child(R) franchise agreements will expire, respectively. We believe that renewing a significant number of these franchise relationships is extremely important to the success of this franchise system.

None of our other franchise systems have franchise agreements that will expire in 2002.

Competition

Retailing, including the sale of sporting goods, children's and teenage apparel, and musical instruments, is highly competitive. Many retailers have substantially greater financial and other resources than we do. Our franchisees compete with established, locally owned retail stores, discount chains and traditional retail stores for sales of new merchandise. Full line retailers generally carry little or no used merchandise. Resale, thrift and consignment shops and garage and rummage sales offer some competition to our franchisees for the sale of used merchandise. We are aware of, and compete with, one franchisor of stores which sells new and used sporting equipment and two franchisors of stores which sell used and new children's clothing, toys and accessories.

Our Play It Again Sports(R) franchisees compete with large retailers such as The Sports Authority(R), Gart Sports and Oshman's as well as regional and local sporting goods stores. In each franchise system, we compete with other franchisors for potential franchisees.

Our Once Upon A Child(R) franchisees compete primarily with large retailers such as Babies "R" Us(R), Wal-Mart(R), Target(R) Stores and various specialty children's retail stores such as Gap(R) Kids. We view our competitive position with other franchisors in the children's clothing, toys and furniture retail industry as favorable.

Our Plato's Closet(R) franchise stores compete with specialty apparel stores primarily such as Gap(R), Abercrombie & Fitch(R), Old Navy(R), Banana Republic(R) and The Limited(R). We do not believe we compete with any other franchisor in the teenage clothing retail market.

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

We also face competition in connection with the sale of franchises. Our prospective franchisees frequently evaluate other franchise opportunities before purchasing a franchise from us. We compete with other franchise companies for franchisees based on the following factors, among others: amount of initial investment, franchise fee, royalty rate, profitability and industry. We believe that our franchise brands compete favorably with other franchises based on the fees we charge, our franchise support services and the performance of our existing franchise brands.

Government Regulation

Fourteen states, the Federal Trade Commission and two Canadian Provinces impose pre-sale franchise registration and/or disclosure requirements on franchisors. In addition, a number of states have statutes which regulate substantive aspects of the franchisor-franchisee relationship such as termination, nonrenewal, transfer, discrimination among franchisees and competition with franchisees.

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

Trademarks and Service Marks

Play It Again Sports(R), Once Upon A Child(R), Music Go Round(R) and Plato's Closet(R), among others, are our registered service marks. Winmark(TM) has been filed with the United States Patent and Trademark Office. These marks are of considerable value to our business. They support our franchise brands and our marketing and sales efforts. We intend to protect our service marks by appropriate legal action where and when necessary. Each service mark registration must be renewed every 10 years. We have, and intend to, continue to take all steps necessary to renew the registration of all our material service marks.

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

Employees

As of December 29, 2001, we employed 120 full-time employees, of which 3 were franchise salespersons, 64 were franchise support personnel, 30 were administrative and 26 were retail sales staff. We also employed 30 part-time employees at our Company-owned retail stores as of fiscal year end 2001.

ITEM 2:  PROPERTIES

We lease our headquarters facility in Golden Valley, Minnesota. We pay annual base rent of $218,980 plus 55% of common area maintenance charges for the building. The lease expires in 2004. Our facilities are sufficient to meet our current needs and our immediate future needs.

At December 29, 2001, we leased space for our 9 retail store locations, typically for a fixed monthly rental and operating costs. No leases are due to expire in 2002, six in 2003, three in 2004 and none thereafter.

ITEM 3:  LEGAL PROCEEDINGS

We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

                                     PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.

Our common stock was traded on the Nasdaq National Market System through February 6, 2000 and is now traded on the Nasdaq SmallCap Market under the symbol "WINA". The table below sets forth the high and low bid prices of our common stock as reported by Nasdaq for the periods indicated:

2001:    First    Second    Third     Fourth       2000:    First    Second   Third    Fourth
---------------------------------------------      --------------------------------------------
High      5.500    6.800      7.860   11.200       High      8.438    8.750    4.688    7.000
Low       4.125    4.375      6.300    7.500       Low       3.000    4.500    3.875    3.938

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. At March 11, 2002, there were 5,383,354 shares of common stock outstanding held by approximately 837 beneficial shareholders and 196 shareholders of record. We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6: SELECTED FINANCIAL DATA.

The following table sets forth selected financial information for the periods indicated. The information should be read in conjunction with the financial statements and related notes discussed in Item 14, and Management's Discussion and Analysis of Financial Condition and Results of Operations discussed in Item 7.

                                                                                Fiscal Year Ended
                                                                       (in thousands except per share data)
                                                  --------------------------------------------------------------------------------
                                                   December  29,    December 30,    December  25,     December 26,    December 27,
                                                       2001          2000/(1)/        1999/(2)/        1998/(3)/        1997/(4)/
                                                  --------------  --------------   --------------    --------------  -------------
Revenue:
    Merchandise sales                             $      19,038   $     29,416     $     45,163      $     73,306    $    66,889
    Royalties                                            15,623         16,502           19,085            19,473         17,329
    Franchise fees                                          723            914            1,942             2,986          3,907
   Other                                                    703            715              368               586            710
                                                  -------------   ------------     ------------      ------------    -----------
        Total revenue                                    36,087         47,547           66,558            96,351         88,835
Cost of merchandise sold                                 15,850         25,295           39,387            60,325         56,634
Selling, general and administrative expenses             15,366         18,701           28,320            29,105         24,990
Restructuring and other                                       -              -           11,345                 -              -
Earnings Charge                                               -          3,338                -                 -              -
Gain on sale of Disc Go Round                                 -              -                -             5,232              -
Gain on sale of Computer Renaissance(R)                   1,112            537                -                 -              -
                                                  -------------   ------------     ------------      ------------    -----------
        Income (loss) from operations                     5,983            750          (12,494)           12,153          7,211
Litigation settlement                                         -              -                -                 -         (2,000)
Interest income (expense), net                             (724)          (944)          (1,293)             (239)           103
                                                  -------------   ------------     ------------      ------------    -----------
        Income (loss) before income taxes                 5,259           (194)         (13,787)           11,914          5,314
Provision (Benefit) for income taxes                      2,062            157           (5,198)            4,670          2,083
                                                  -------------   ------------     ------------      ------------    -----------
Net income (loss)                                 $       3,197   $       (351)    $     (8,589)     $      7,244    $     3,231
                                                  =============   ============     ============      ============    ===========
Net income (loss) per common share - diluted      $         .55   $       (.07)    $      (1.65)     $       1.24    $       .52
                                                  =============   ============     ============      ============    ===========
Weighted average shares outstanding                       5,792          5,382            5,206             5,833          6,274
                                                  =============   ============     ============      ============    ===========
Balance Sheet Data:
    Working capital                               $       5,330   $      5,393     $      2,748      $      1,103    $     9,141
    Total assets                                         12,289         15,494           29,642            43,141         37,755
    Total debt                                              200          5,562           16,816            17,949          6,330
    Shareholders' equity                                  6,620          3,467            2,889            10,165         17,451

Selected Financial Ratios:
    Return on average assets                               23.0%          (1.6)%          (23.6)%            17.9%           9.7%
    Return on average equity                               63.4%         (11.0)%         (131.6)%            52.5%          18.4%

___________________
(1) In August 2000, the Company completed the sale of the assets of the Computer Renaissance(R)franchising and retailing operations. See Footnote 5 of the Notes to the Consolidated Financial Statements.
(2) In November 1999, the Company completed the sale of the assets of the It's About Games brand. See Footnote 5 of the Notes to the Consolidated Financial Statements.
(3)   In June 1998, the Company completed the sale of Disc Go Round.
(4) In August 1997, the Company acquired certain assets and franchising rights of Video Game Exchange, Inc.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

The following table sets forth selected information from the Company's Consolidated Statements of Operations expressed as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

                                             -------------------------------------------------------------------------
                                                           Fiscal Year Ended                 Fiscal 2001    Fiscal 2000
                                             ----------------------------------------------
                                              December 29,   December 30,    December 25,    over (under)   over (under)
                                                 2001           2000            1999             2000           1999
                                              ------------------------------------------------------------------------
Revenues
     Merchandise sales                             52.8%          61.9%           67.9%           (35.3)%        (34.9)%
     Royalties                                     43.3           34.7            28.7             (5.3)         (13.5)
     Franchise fees                                 2.0            1.9             2.9            (20.9)         (52.9)
     Advertising and other                          1.9            1.5             0.5             (1.7)          94.3
                                             ----------      ---------       ---------       ----------      ---------
         Total revenues                           100.0          100.0           100.0            (24.1)         (28.6)

Cost of merchandise sold                           43.9           53.2            59.2            (37.3)         (35.8)
Selling, general and administrative
     expenses                                      42.6           39.3            42.6            (17.8)         (34.0)
Restructuring and other                               -              -            17.0                -              -
Earnings Charge                                       -            7.0               -           (100.0)         100.0
Gain on sale of Computer Renaissance(R)             3.1            1.1               -            107.1         (100.0)
                                             ----------      ---------       ---------       ----------      ---------
Income (loss) from operations                      16.6            1.6           (18.8)           697.5          106.0
Interest and other income (expense), net           (2.0)          (2.0)           (1.9)           (23.3)          27.0
                                             ----------      ---------       ---------       ----------      ---------
Income (loss) before income taxes                  14.6           (0.4)          (20.7)         2,812.3           98.6
(Benefit) Provision for income taxes                5.7            0.3            (7.8)         1,214.8          103.0
                                             ----------      ---------       ---------       ----------      ---------
         Net income (loss)                          8.9%          (0.7)%         (12.9)%        1,011.7%          95.9%
                                             ==========     ==========       ==========      ==========      =========

         Revenues

Merchandise sales, which include the sale of product to franchisees through the Play It Again Sports(R) buying group and retail sales at the Company-owned stores, are as follows:

                                    2001             2000            1999
                                    ----             ----            ----
             Buying Group       $ 13,262,100     $ 21,523,800    $ 24,554,500
             Retail Sales          5,776,400        7,891,900      20,608,500
                                ------------     ------------    ------------
                                $ 19,038,500     $ 29,415,700    $ 45,163,000

The Play It Again Sports(R) buying group revenue declined in 2001 compared to 2000 as a result of management's strategic decision to have more Play It Again Sports(R) franchisees purchase merchandise directly from vendors and having approximately 48 fewer Play It Again Sports(R) stores open than one year ago. The buying group revenue decline in 2000 compared to 1999 was a result of having 70 fewer Play It Again Sports(R) open as well as the Company's re-evaluation of its extension of credit with certain franchisees. The decrease in retail store sales in 2001 compared to 2000 is due to selling or closing five Company-owned stores in 2000, partially offset by aggregate increase sales at the remaining Company-owned stores. The decrease in retail sales at Company-owned stores for 2000 compared to 1999 is a result of selling or closing all 61 It's About Games stores in the fourth quarter of 1999. Historically, the Play It Again Sports(R) buying group has not contributed materially to the Company's net income.

Revenues from franchising activity were as follows:

                                 2001          2000           1999
                                 ----          ----           ----
           Royalties         $15,622,900   $16,502,000    $19,085,100
           Franchise Fees        722,700       914,000      1,942,200

Royalties are derived from retail sales in our franchisee's operations and are 3% to 5% of franchisee's net sales. In 2001, royalties decreased $879,100 compared to 2000. This decrease is due to the sale of the Computer Renaissance(R) brand in August 2000, partially offset by aggregate increase of royalty income from the remaining brands. If royalties related to Computer Renaissance(R) are excluded from royalties earned in 2000, royalties increased 4.5% in 2001 compared to 2000.

Franchise store sales information is included in the table below. Fiscal year 2001 was a 52-week year and fiscal year 2000 was a 53-week year. The comparable store sales percentages below have been adjusted to remove the effect of the extra week from 2000. Comparable store sales information compares 2001 sales to 2000 sales and 2000 sales to 1999 sales. It is calculated utilizing all stores that were open for the entire 24-month comparable period. Average store sales are computed utilizing all stores open for the entire 12-month period.

                                       Comparable Store Sales
                                  ----------------------------------
                                  2001 Increase     2000 Increase           2001
                                    from 2000         from 1999      Average Store Sales
                                    ---------         ---------      -------------------
    Play It Again Sports(R)            0.0%              9.3%             $  565,300
    Once Upon A Child(R)               0.1%              2.2%             $  402,100
    Music Go Round(R)                  4.9%              2.0%             $  517,500
    Plato's Closet(R)                 15.8%             19.1%             $  586,700

Franchise fee revenue is recognized when the store opens. During 1999, the Company revised its fee schedule by eliminating franchise fees for all stores other than the first store opened by a franchisee. As of August 1, 2000, existing franchisees are required to pay an initial franchise fee of $15,000 for each additional franchise. Franchise fees in 2001 declined $191,300, or 20.9%, from 2000 as a result of opening 43 franchise stores in 2001 compared to 74 in 2000. Twenty stores were opened during 2001 that were not required to pay a franchise fee compared to 29 stores in 2000. Franchise fees declined $1.0 million to $914,000 in 2000 compared to $1.9 million in 1999. This decrease is a result of opening fewer stores overall; 74 in 2000 compared to 96 in 1999; and having 29 stores open in 2000 that were not required to pay a franchise fee.

The impact of years 2001 and 1999 being 52 weeks and 2000 being 53 weeks was not significant to comparability between the periods.

         Cost of Merchandise Sold

Cost of merchandise sold includes the cost of merchandise sold through the Play It Again Sports(R) buying group and at Company-owned retail stores. Cost of merchandise sold through the buying group as a percentage of the buying group revenue and cost of merchandise sold at Company-owned stores as a percentage of Company-owned retail store revenue over the past three years is shown in the following table:

                              2001       2000     1999
                              ----       ----     ----
             Buying Group     96.1%      95.0%    95.1%
             Retail Stores    53.7%      61.3%    77.8%


The 7.6% decrease in the 2001 cost of goods sold is primarily due to closing under-performing Company-owned retail stores. The 16.5% decrease in the 2000 cost of goods sold compared to 1999 is primarily the result of closing the It's About Games retail stores in 1999.

         Selling, General and Administrative

The $3.3 million decrease in 2001 selling, general and administrative expenses is primarily due to selling the Computer Renaissance(R) brand in the third quarter of 2000 and the elimination of related costs and lower salary expense of remaining operations.

         Sale of Computer Renaissance(R)

In August 2000, the Company completed the disposition of substantially all the assets related to the Computer Renaissance(R) franchising and retailing operations for $3.0 million to Hollis Technologies, LLC and CompRen, Inc. ("Hollis"). One million dollars of the purchase price was to be held in an escrow account for up to 18 months from August 30, 2000. Amounts received from the escrow were recorded as additional income when received. In addition, the Company entered into a five-year $2.0 million consulting agreement to provide ongoing franchise and business consulting services to Hollis. Pursuant to the Consulting Agreement, Hollis agreed to make 60 equal monthly payments of $33,333 to the Company over the term of the agreement.

On August 1, 2001, the Company entered into a Settlement Agreement and Mutual Release with Hollis to settle claims Hollis asserted against $1.0 million of escrowed funds. Pursuant to the Settlement Agreement and Mutual Release, the parties terminated the escrow agreement, released each other from certain claims, and Hollis and the Company received approximately $400,000 and $600,000 of the escrowed funds, respectively. In addition, all accrued interest on the escrowed funds was distributed to the Company. The Company dismissed its lawsuit against Hollis seeking the escrowed funds. On September 25, 2001, the Company received $200,000 for full settlement of all amounts that would otherwise have been payable under the consulting agreement. The Company has recorded $1,112,300 as the total settlement amount under these agreements during 2001. As disclosed in Note 4 to the Company's December 30, 2000 annual report on Form 10-K, the Company has been accounting for the above-described matters on the cash basis of accounting due to their uncertainty of collection. No further amounts are due or expected to be incurred under these agreements.

         Sale of Corporate Headquarters

On July 10, 2000, the Company sold its corporate headquarters facility to Koch Trucking, Inc. for $3.5 million in cash. Net proceeds from the sale were used to pay down then existing bank debt. The Company entered into a four-year lease for approximately 55% of the facility pursuant to which the Company will pay annual base rent of $218,980. The sale resulted in a $731,000 gain to be recognized over the 48-month lease term. For the year ended December 29, 2001, $183,100 of deferred gain was recognized.

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

         Restructuring and Other

In the third quarter of 1999, the Company made the decision to dispose of the It's About Games brand due to the poor performance of It's About Games stores. Accordingly, a restructuring charge and charge for asset impairment was taken. In December 1999, the Company completed the sale of the assets of the It's About Games brand. The Company undertook an orderly liquidation of the inventory and store assets by conducting a liquidation sale resulting in a total restructuring charge and charge for asset impairment of $11,345,500 for the year ended December 25, 1999. As of December 29, 2001, the restructuring reserve balance was $686,000, principally related to remaining lease commitments extending through 2006.

         Net Interest

Net interest expense was $723,700, $944,100 and $1,292,900 in 2001, 2000 and
1999, respectively. The decrease in net expense in 2001 is primarily the result of reduced outstanding debt in 2001 compared to 2000 offset by accelerated amortization of debt issuance cost of $429,700 related to early debt repayment. The decrease in net expense in 2000 was due to the reduction in total debt from $16.8 million to $4.8 million at year-end 1999 and 2000, respectively.

Significant Accounting Policies

We prepare the consolidated financial statements of Winmark Corporation and Subsidiary in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based on information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts and revenues and expenses during the periods presented. There can be no assurance that actual results will not differ from these estimates. The following significant accounting policies that we believe are most critical to aid in fully understanding and evaluating our reported financial results include the following:

         Revenue Recognition

The Company collects royalties from each franchise based on a percentage of reported weekly retail store gross sales. We recognize royalties as revenue when earned. At the end of each accounting period, estimates of royalty amounts due are made based on historical sales information. If there were significant changes in the estimates of weekly franchise sales our revenue would be impacted.

We collect initial franchise fees when franchise agreements are made and recognize the franchise fee revenue when the store opens. Franchise fees collected from franchisees but not yet recognized as income, are recorded as deferred revenue in the liability section of the balance sheet.

         Allowance for doubtful accounts

We must make estimates of the uncollectability of our accounts and notes receivables. We base the adequacy of the allowance on historical bad debts, current economic trends and specific analysis of each franchisee's payment trends and credit worthiness. If any of the above noted items would be significantly different than estimates, the results could be different.

         Income taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. Our income tax policy records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheet. We follow specific guidelines regarding the recoverability of the carrying value of our net deferred tax assets, which assumes we will be able to generate sufficient future taxable income, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statement of operations.

Liquidity and Capital Resources

The Company's primary sources of liquidity have historically been cash flow from operations and bank borrowings. The Company ended 2001 with $4.0 million in cash and investments and a current ratio of 2.02 to 1.0 compared to $2.0 million in cash and a current ratio of 1.76 to 1.0 at the end of 2000.

Ongoing operating activities provided cash of $7.4 million for 2001 compared to $10.2 million for 2000. Components of the cash provided in 2001 include a $3.1 million reduction in accounts and royalty receivables as a result of improved collection performance and reduction of certain revenue generating activities and buying group receivables. Inventory provided cash of $283,100 due to selling or closing Company-owned stores that were not meeting expectations. Accrued liabilities provided $416,300 of cash due primarily to the increase in the accrual for estimated bonuses. The components of cash utilized by the reduction in accounts payable of $1.1 million is primarily the result of reduced buying group liabilities. Ongoing operating activities provided cash of $1.4 million for 1999.

Investing activities used $3.0 million of cash during 2001 and primarily relates to the purchase of investments. Investing activities provided $3.0 million of cash during 2000 primarily from the sale of the Company's corporate headquarters facility. Investing activities used $3.2 million in 1999 primarily from the purchase of property and equipment.

Financing activities used $5.4 million of cash during 2001 compared to $11.1 million for 2000. The payments on long-term debt includes $4.9 million to pay in full on the Rush River Group, LLC credit facility described below and $505,900 on other notes. The Company received $22,900 in cash from options exercised to purchase stock and repurchased 8,900 shares of its stock for an aggregate purchase price of $66,800. Financing activities used $640,000 during 1999.

On July 31, 2000, the Company entered into a credit agreement with Rush River Group, LLC, an affiliate of the Company, to provide a credit facility of up to $7.5 million ("Rush River Facility"). The credit agreement allows such amount to be drawn upon by the Company in one or more term loans. The initial term loan was $5.0 million dollars to be repaid by the Company over a seven-year period. Each term loan was accruing interest at 14% per year. New term loans will accrue interest at 8% per year. Once repaid, amounts may not be reborrowed. As of December 29, 2001, there was no outstanding balance on the initial term loan as the Company repaid all outstanding borrowings under its Rush River Facility and charged the associated debt issuance cost to interest expense. The Rush River Facility is secured by a lien against substantially all of the Company's assets. Rush River Group, LLC has agreed to subordinate its lien to any lien of a financial institution relating to financing not to exceed $2.5 million dollars. As of December 29, 2001, the Company had remaining borrowing availability of $2.5 million under the Rush River Facility, which is available until July 2007.

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

In connection with the Rush River Facility, the Company has issued to Rush River Group, LLC a warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $2.00 per share. The warrant is currently exercisable and expires on July 31, 2010. See Note 8 to the Financial Statements, "Revolving Line of Credit and Long Term Debt." The Company believes that this facility, along with cash generated from future operations, will be adequate to meet the Company's current obligations and operating needs.

Outlook

         Forward Looking Statements

The statements contained in the letter from the CEO and the President, Item 1 "Business" and in this Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not strictly historical fact, including without limitation, our statements relating to growth opportunities, the number of stores we believe will open and our belief that we will have adequate capital and reserves to meet our current and contingent obligations and operating needs are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act. Such statements are based on management's current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements. Investors are cautioned to consider these forward looking statements in light of important factors which may result in variations from results contemplated by such forward looking statements include, but are not limited to the risk factors discussed below.

         Risk Factors

Dependence on Renewals. Each of our franchise agreements is 10 years long. At the end of the term of each franchise agreement, each franchisee has the option to "renew" the franchise relationship by signing a new 10-year franchise agreement.

In 2001, of the 79 franchisees that had their Play It Again Sports(R) franchise agreement expire, 68 signed new 10-year franchise agreements. In 2002, 2003 and 2004, 113, 70 and 49 Play It Again Sports(R) franchise agreements will expire, respectively. We believe that renewing a significant number of these franchise relationships is extremely important to the success of the franchise system. If a significant number of such franchise relationships are not renewed, our financial performance may be materially and adversely affected.

One Once Upon A Child(R) franchise agreement expired in 2001 and the franchise relationship was renewed by the franchisee signing a new 10 year franchise agreement. In 2002, 2003 and 2004, 2, 39 and 44 Once Upon A Child(R) franchise agreements will expire, respectively. We believe that renewing a significant number of these franchise relationships is extremely important to the continued success of this franchise system.

Decline in Number of Franchisees. In 1998, Play It Again Sports(R) closed 64 stores and opened 14 stores, a net loss of 50 stores. In 1999, Play It Again Sports(R) closed 58 stores and opened 12 stores, a net loss of 46 stores. In 2000, Play It Again Sports(R) closed 64 stores and opened 15 stores, a net loss of 49 stores. In 2001, Play It Again Sports(R) closed 59 stores and opened 10 stores, a net loss of 49 stores. It is very important to the future success of the Play It Again Sports(R) franchise system that the net loss of Play It Again Sports(R) stores be slowed and ultimately reversed. We believe that a certain number of stores will close each year. Our objective is to minimize store closings by investing more capital in franchisee support services such as franchisee training and the Winmark computer support center, by investing capital to improve Winmark's proprietary point-of-sale software system and continuing to train our field operations personnel to better serve franchisee needs. In addition, we will allocate more resources to the new franchise sales process. We believe that many of the store closings referenced above were related to weaker stores.

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

Dependence on Supply of Used Merchandise. Our brands are based on offering customers a mix of used and new merchandise. As a result, obtaining continuing supplies of high quality used merchandise is important to the success of our brands. There can be no assurance that we will avoid supply problems with respect to used merchandise.

Lease Terminations. We have closed or sold a number of our Company-owned stores over the past several years, most of which were part of the It's About Games chain of stores. We have been negotiating lease terminations relative to the closed stores. There can be no assurance that we will be able to successfully negotiate satisfactory terminations of such remaining leases. We remain contingently liable with respect to the leases relating to sold stores. There can be no assurance that such independent third parties will comply with the terms and conditions of such leases, in which case we will be responsible to make payments owed under such leases. We believe that we have adequate reserves to cover any prospective liability with respect to such leases.

Competition. Retailing, including the sale of sporting goods, children and teenage apparel, and musical instruments, is highly competitive. Many retailers have significantly greater financial and other resources than us and our franchisees. Individual franchisees face competition in their markets from retailers of new merchandise and, in certain instances, resale, thrift and other stores that sell used merchandise. To date, our franchisees and our Company-owned stores have not faced a high degree of competition in the sale of used merchandise. However, we may face additional competition as our franchise systems expand and additional competitors may enter the used merchandise market.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       Winmark Corporation and Subsidiary
                          Index to Financial Statements

         Consolidated Balance Sheets                                     Page 20
         Consolidated Statements of Operations                           Page 21
         Consolidated Statements of Shareholders' Equity                 Page 22
         Consolidated Statements of Cash Flows                           Page 23
         Notes to the Consolidated Financial Statements                  Page 24
         Report of Independent Public Accountants                        Page 35
         Schedule II Valuation and Qualifying Accounts                   Page 36

                        WINMARK CORPORATON AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                                                 ------------------------------------------
                                                                                     December 29,            December 30,
                                                                                         2001                   2000
                                                                                 ------------------------------------------
                                                          ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                         $  1,053,000          $  2,005,100
     Investments                                                                          2,934,500                     -
     Receivables, less allowance for doubtful accounts of $654,500 and $943,500           3,230,300             6,170,300
     Inventories                                                                          1,084,100             1,367,200
     Prepaid expenses and other                                                             667,800               396,700
     Deferred income taxes                                                                1,598,000             2,290,000
                                                                                       ------------          ------------
                           Total current assets                                          10,567,700            12,229,300

LONG-TERM RECEIVABLES (Note 4)                                                              202,600               326,200

PROPERTY AND EQUIPMENT:
     Furniture and equipment                                                              5,919,400             6,022,100
     Building and building improvements                                                     498,300               659,200
     Less - accumulated depreciation and amortization                                    (5,679,600)           (5,229,500)
                                                                                       ------------          ------------
                           Property and equipment, net                                      738,100             1,451,800

OTHER ASSETS:
     Noncompete agreements and other, net of accumulated amortization of
          $1,563,900 and $1,813,200                                                          38,500               189,200
     Goodwill, net of accumulated amortization of $527,900 and $568,200                     486,200               524,300
     Deferred financing costs, net                                                          255,900               773,100
                                                                                       ------------          ------------
                           Total other assets                                               780,600             1,486,600
                                                                                       ------------          ------------
                                                                                       $ 12,289,000          $ 15,493,900
                                                                                       ============          ============

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                  $  1,794,700          $  2,864,000
     Accrued liabilities                                                                  2,885,500             2,469,200
     Current maturities of long-term debt                                                    41,500               938,100
     Current deferred revenue                                                               515,600               676,000
                                                                                       ------------          ------------
                           Total current liabilities                                      5,237,300             6,947,300

COMMITMENTS AND CONTINGENCIES (Notes 6, 7 and 10)

LONG-TERM DEBT, less current maturities                                                     158,000             4,623,400

DEFERRED GAIN ON BUILDING SALE                                                              273,300               456,400

SHAREHOLDERS' EQUITY:
     Common stock, no par, 10,000,000 shares authorized, 5,383,354 and
          5,386,433 shares issued and outstanding                                         1,376,000             1,419,900
     Common stock warrants                                                                  822,000               822,000
     Retained earnings                                                                    4,422,400             1,224,900
                                                                                       ------------          ------------

                           Total shareholders' equity                                     6,620,400             3,466,800
                                                                                       ------------          ------------
                                                                                       $ 12,289,000          $ 15,493,900
                                                                                       ============          ============

The accompanying notes are an integral part of these consolidated financial statements.

                       WINMARK CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Operations

                                                       -----------------------------------------------------------
                                                                             Fiscal Year Ended
                                                                             -----------------
                                                        December 29, 2001   December 30, 2000   December 25, 1999
                                                       -----------------------------------------------------------
REVENUE:
  Merchandise sales                                         $ 19,038,500        $ 29,415,700       $  45,163,000
  Royalties                                                   15,622,900          16,502,000          19,085,100
  Franchise fees                                                 722,700             914,000           1,942,200
  Other                                                          702,800             715,100             368,100
                                                            ------------        ------------       -------------
            Total revenue                                     36,086,900          47,546,800          66,558,400

COST OF MERCHANDISE SOLD                                      15,850,500          25,294,700          39,386,800

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                                      15,365,900          18,701,200          28,320,200

RESTRUCTURING AND OTHER (NOTE 5)                                       -                   -          11,345,500

NONRECURRING CHARGE (NOTE 6)                                           -          (3,337,900)                  -

GAIN ON SALE OF COMPUTER RENAISSANCE(R)                        1,112,300             537,200                   -
                                                            ------------        ------------       -------------

            Income (loss) from operations                      5,982,800             750,200         (12,494,100)

INTEREST EXPENSE                                              (1,007,400)         (1,204,600)         (1,545,700)

INTEREST INCOME                                                  283,700             260,500             252,800
                                                            ------------        ------------       -------------

            Income (loss) before income taxes                  5,259,100            (193,900)        (13,787,000)

PROVISION (BENEFIT) FOR INCOME TAXES                           2,061,600             156,800          (5,197,700)
                                                            ------------        ------------       -------------

NET INCOME (LOSS)                                           $  3,197,500        $   (350,700)      $  (8,589,300)
                                                            ============        ============       =============

BASIC EARNINGS (LOSS) PER SHARE                             $        .59        $       (.07)      $       (1.65)
                                                            ============        ============       =============

BASIC WEIGHTED AVERAGE SHARES
OUTSTANDING                                                    5,388,574           5,382,200           5,205,900
                                                            ============        ============       =============

DILUTED EARNINGS (LOSS) PER SHARE                           $        .55        $       (.07)      $       (1.65)
                                                            ============        ============       =============

DILUTED WEIGHTED AVERAGE SHARES
OUTSTANDING                                                    5,792,041           5,382,200           5,205,900
                                                            ============        ============       =============

       The accompanying notes are an integral part of these consolidated financial statements.

                       WINMARK CORPORATION AND SUBSIDIARY

                 Consolidated Statements of Shareholders' Equity
 Fiscal years ended December 29, 2001, December 30, 2000 and December 25, 1999

                                           ---------------------------------------------------------------------------
                                                           Common Stock                     Retained
                                           -----------------------------------------------
                                               Shares         Amount         Warrants       Earnings          Total
                                           ---------------------------------------------------------------------------
BALANCE, December 26, 1998                    5,079,055    $         --    $         --   $ 10,164,900    $ 10,164,900
     Issuance of common stock                   182,991         820,800              --             --         820,800
     Stock options exercised and related         76,500         419,500              --             --         419,500
          tax benefits
     Issuance of common stock
        through the employee stock
        purchase plan                             7,573          73,200              --             --          73,200
     Net loss                                        --              --              --     (8,589,300)     (8,589,300)
                                           ------------    ------------    ------------   ------------    ------------

BALANCE, December 25, 1999                    5,346,119    $  1,313,500    $         --   $  1,575,600    $  2,889,100
     Issuance of common stock warrants               --              --         822,000             --         822,000
     Stock options exercised and related         36,000          78,100              --             --          78,100
          tax benefits
     Issuance of common stock
        through the employee stock
        purchase plan                             4,314          28,300              --             --          28,300
     Net loss                                        --              --              --       (350,700)       (350,700)
                                           ------------    ------------    ------------   ------------    ------------

BALANCE, December 30, 2000                    5,386,433    $  1,419,900    $    822,000   $  1,224,900       3,466,800
     Repurchase of common stock                  (8,900)        (66,800)             --             --         (66,800)
     Issuance of common stock
        through the employee stock
        purchase plan                             5,821          22,900              --             --          22,900
     Net income                                      --              --              --      3,197,500       3,197,500
                                           ------------    ------------    ------------   ------------    ------------

BALANCE, December 29, 2001                    5,383,354    $  1,376,000    $    822,000   $  4,422,400    $  6,620,400
                                           ============    ============    ============   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                       WINMARK CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                                                          ---------------------------------------------
                                                                                        Fiscal Year Ended
                                                                                        -----------------
                                                                           December 29,    December 30,    December 25,
                                                                              2001            2000            1999
                                                                          ---------------------------------------------
OPERATING ACTIVITIES:
     Net income (loss)                                                    $  3,197,500    $   (350,700)   $ (8,589,300)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities -
         Depreciation and amortization                                         952,000       2,231,500       2,312,900
         Restructuring and other                                                    --              --       9,198,500
         Gain on sale of property and equipment                                     --        (110,000)             --
         Deferred financing costs                                              517,200          48,900              --
         Deferred gain on sale of building                                    (183,100)        (91,600)             --
         Deferred income taxes                                                 692,000        (215,800)       (375,100)
          Change in operating assets and liabilities:
              Receivables                                                    3,063,600       5,824,400       2,878,300
              Inventories                                                      283,100         592,400       5,972,600
              Prepaid expenses and other                                      (271,100)      6,377,100      (4,419,300)
              Accounts payable                                              (1,069,300)     (2,486,700)     (6,465,900)
              Accrued liabilities                                              416,300      (1,237,900)      1,888,500
              Deferred franchise fees                                         (160,400)       (386,000)     (1,022,900)
                                                                          ------------    ------------    ------------
                  Net cash provided by operating activities                  7,437,800      10,195,600       1,378,300
                                                                          ------------    ------------    ------------
INVESTING ACTIVITIES:
     Purchase of investments                                                (2,934,500)             --              --
     Purchases of property and equipment (net)                                 (49,500)       (724,900)     (2,805,700)
     (Increase) decrease in other assets                                            --          64,800        (350,500)
     Proceeds from sale of property and equipment                                   --       3,617,800              --
                                                                          ------------    ------------    ------------
                  Net cash provided by (used for) investing activities      (2,984,000)      2,957,700      (3,156,200)
                                                                          ------------    ------------    ------------

FINANCING ACTIVITIES:
     Issuance of common stock warrants                                              --         822,000              --
     Proceeds from notes payable                                                    --       5,516,200       3,044,000
     Payments on long-term debt                                             (5,362,000)    (17,592,800)     (4,176,800)
     Repurchase of common stock                                                (66,800)             --              --
     Proceeds from exercises of options and warrants                            22,900         106,400         492,700
                                                                          ------------    ------------    ------------
                  Net cash used for financing activities                    (5,405,900)    (11,148,200)       (640,100)
                                                                          ------------    ------------    ------------

INCREASE (DECREASE) IN CASH                                                   (952,100)      2,005,100      (2,418,000)
CASH AND CASH EQUIVALENTS, beginning of period                               2,005,100              --       2,418,000
                                                                          ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                                  $  1,053,000    $  2,005,100    $         --
                                                                          ============    ============    ============

SUPPLEMENTAL DISCLOSURES:
     Cash paid for interest                                               $    516,800    $  1,288,700    $  1,506,700
                                                                          ============    ============    ============
     Cash paid for income taxes                                           $  1,426,500    $    121,600    $    350,400
                                                                          ============    ============    ============
NON CASH INVESTING AND FINANCING ACTIVITIES:
     Note received in exchange for sale of inventory and property and
     equipment                                                            $         --    $         --    $    927,700
                                                                          ============    ============    ============
     Assets acquired through the issuance of stock                        $         --    $         --    $    820,800
                                                                          ============    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                       WINMARK CORPORATION AND SUBSIDIARY

                 Notes to the Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000

1.   Organization and Business:

Winmark Corporation (the Company) offers licenses to operate retail stores using the service marks "Play It Again Sports", "Once Upon A Child", "Music Go Round" and "Plato's Closet". The initial franchise fee for a first store is $20,000 for all brands. In addition, the Company sells inventory to its Play It Again Sports(R) franchisees through its "Buying Group" and operates retail stores. The Company has a 52/53-week fiscal year that ends on the last Saturday in December. Fiscal year 2001 and 1999 were a 52-week fiscal years and fiscal 2000 was a 53-week year.

2.   Significant Accounting Policies:

     Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost which approximates fair value.

     Investments

Marketable securities with original maturities of less than one year are classified as short-term investments. The Company has evaluated its investment policies consistent with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments Debts and Equity Securities," and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity. As of December 29, 2001, investments consist primarily of money market funds and municipal bonds. (See Note 3.)

     Fair Value of Financial Instruments

The estimated fair value of the Company's financial instruments approximates their carrying values as of December 2001 and 2000. The fair values of borrowings and notes receivable are estimated by discounting future cash flow payment streams using rates that approximate those of comparable borrowings and notes receivable.

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

     Other Assets

Other assets consist primarily of covenants not to compete which are being amortized on a straight-line basis over the terms of the agreements which range from three to 10 years and goodwill which is being amortized on a straight-line basis over 15 to 40 years.

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

     Revenue Recognition

The Company collects royalties from each franchise based on retail store gross sales. The Company recognizes royalties as revenue when earned. The Company collects initial franchise fees when franchise agreements are consummated and recognizes the franchise fees as revenue when the store is opened. The Company had deferred franchise fee revenue of $332,500 and $492,900 at December 29, 2001 and December 30, 2000, respectively.

     Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Net Income (Loss) Per Common Share - Basic. The Company calculates Net Income (Loss) Per Share - Dilutive by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method. The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of 403,467 stock options and warrants for the year ended December 29, 2001. The impact of stock options and warrants outstanding in 2000 were anti-dilutive and were therefore excluded from the earnings per share calculation.

     New Accounting Pronouncements

On June 29, 2001, the FASB approved for issuance, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill is no longer subject to amortization. Management is currently reviewing the provisions of these Statements and their impact on the Company's results of operations. Amortization expense of goodwill was $38,100 during the year ended December 29, 2001.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The Company is required to adopt this pronouncement on January 1, 2002. The Company is currently assessing the impact of SFAS No. 144 on its results of operations and financial position.

     Reclassifications

Certain amounts in the December 30, 2000 financial statements have been reclassified to conform with the December 29, 2001 presentation. These reclassifications have no effect on net income or shareholders' equity as previously reported.

3.   Investments

The following is a summary of marketable securities classified as available-for-sale securities as required by SFAS No. 115, as of December 29, 2001:

                 Amortized cost:
                    Money market funds                $  2,043,500
                    Municipal bonds                        777,000
                    Equity securities                      114,000
                 Unrealized gains/(losses)                       -
                                                      ------------
                 Estimated fair value                 $  2,934,500
                                                      ============

For the year ended December 29, 2001, there were no realized gains or losses. The amortized cost of securities as of December 29, 2001 approximates fair value. The estimated fair value of the Company's debt securities by contractual maturity is shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                 Available for sale:
                    Due in one year or less           $          -
                    Due in one through three years         576,300
                    Due in three through five years        200,700
                    Due after five years                         -
                                                      ------------
                                                      $    777,000
                                                      ============

4.   Receivables:

The Company's current receivables consisted of the following:

                                          December 29, 2001    December 30, 2000
                                          -----------------    -----------------
          Trade                              $  2,034,700        $  4,622,300
          Royalty                               1,151,300           1,475,800
          Notes Receivable                        206,900             370,600
          Other                                    40,000              27,800
                                             ------------        ------------
                                                3,432,900           6,496,500
          Less:  Long-term Notes                 (202,600)           (326,200)
                                             ------------        ------------
          Current Receivables                $  3,230,300        $  6,170,300
                                             ============        ============

As part of its normal operating procedures, the Company requires Standby Letters of Credit as collateral for a portion of its trade receivables from its first-year and second-year stores.

Included in accounts receivable above are notes receivable from the sale of Company-owned retail stores bearing interest ranging from 8.0% to 12.5%, payable in monthly principal and interest installments and maturing at various dates from 2002 to 2006.

5.   Acquisitions and Dispositions:

     Acquisition and Disposition of ReTool(R)

In April 1998, the Company announced the acquisition of certain assets and franchising rights of Tool Traders, Inc. of Detroit, Michigan. The Company paid $380,200 and was to pay a percentage of future royalties for a period of seven years. In November of 2001, the Company ceased franchising its ReTool(R) brand. The Company entered into trademark license agreements with each of its existing franchisees and terminated its franchise agreements with such franchisees. The Company paid amounts to the former franchisees of the ReTool(R) franchise system (other than Tool Traders, Inc.) to settle any prospective claims totaling approximately $125,000. In addition, the Company entered into a full and final settlement with Tool Traders, Inc. of Detroit, Michigan which sold ReTool(R) to the Company. As a final payment to Tool Traders, Inc. under all its outstanding obligations with respect to purchase of the ReTool(R) franchise system, the Company paid Tool Traders, Inc. $125,000 in January 2002.

     Disposition of Computer Renaissance(R)

On August 30, 2000, the Company completed the disposition of substantially all the assets related to the Computer Renaissance(R) franchising and retailing operations for $3.0 million to Hollis Technologies, LLC and CompRen, Inc ("Hollis"). One million dollars of the purchase price was to be held in an escrow account for up to 18 months from August 30, 2000. Amounts received from the escrow were recorded as additional income when received. In addition, the Company entered into a five-year $2.0 million consulting agreement to provide ongoing franchise and business consulting services to Hollis. Pursuant to the Consulting Agreement, Hollis agreed to make 60 equal monthly payments of $33,333 to the Company over the term of the agreement.

On August 1, 2001, the Company entered into a Settlement Agreement and Mutual Release with Hollis to settle claims Hollis asserted against $1.0 million of escrowed funds. Pursuant to the Settlement Agreement and Mutual Release, the parties terminated the escrow agreement, released each other of certain claims, and Hollis and the Company received approximately $400,000 and $600,000 of the escrowed funds, respectively. In addition, all accrued interest on the escrowed funds was distributed to the Company. The Company dismissed its lawsuit against Hollis seeking the escrowed funds. On September 25, 2001, the Company received $200,000 for full settlement of all amounts that would otherwise have been payable under the consulting agreement. The Company has recorded $1,112,300 as the total settlement amount under these agreements during 2001. As disclosed in
Note 4 to the Company's December 30, 2000 Form 10-K, the Company has been accounting for the above-described matters on the cash basis of accounting due to their uncertainty of collection. No further amounts are due or expected to be incurred under these agreements.

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

Analysis of the restructuring portion of the reserve:

                                  Facility Costs  Employee Costs   Other Costs       Total
                                  --------------  --------------   -----------       -----
   Balance at September 25, 1999   $ 2,247,000     $        --     $    75,000    $ 2,322,000
   Additional Provisions                    --         175,000              --        175,000
   Amounts Paid                        (30,500)       (149,800)       (155,300)      (335,600)
   Amounts Reclassed                   (80,300)             --          80,300             --
   Amounts Reversed                   (350,000)             --              --       (350,000)
                                   -----------     -----------     -----------    -----------
   Balance at December 25, 1999    $ 1,786,200     $    25,200     $        --    $ 1,811,400
                                   -----------     -----------     -----------    -----------
   Amounts Paid                       (966,600)        (25,200)         (2,300)      (994,100)
   Amounts Reclassed                    (2,300)             --           2,300             --
                                   -----------     -----------     -----------    -----------
   Balance at December 30, 2000    $   817,300     $        --     $        --    $   817,300
                                   -----------     -----------     -----------    -----------
   Amounts Paid                        (76,300)             --              --        (76,300)
   Amounts Reversed                    (55,000)             --              --        (55,000)
                                   -----------     -----------     -----------    -----------
   Balance at December 29, 2001    $   686,000     $        --     $        --    $   686,000
                                   ===========     ===========     ===========    ===========

     Acquisition of Plato's Closet, Inc.

In January 1999, the Company announced the acquisition of certain assets and franchising rights of Plato's Closet, Inc. of Columbus, Ohio for total consideration of $400,000 plus a percentage of future royalties for a period of seven years.

6.   Nonrecurring Charge:

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

7.   Shareholders' Equity:

     Repurchase of Common Stock

Under the board of directors' authorization, the Company is operating a common stock repurchase program. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. Since inception of stock repurchase activities in November 1995 through December 29, 2001, the Company has repurchased 2,569,728 of its stock at an average price of $11.68 per share. The Company made only one purchase in 2001 on October 1, when the Company purchased 8,900 shares of its stock for an aggregate purchase price of $66,750 or $7.50 per share.

     Stock Option Plan

The Company has authorized up to 1,530,000 shares of common stock be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company's 1992 Stock Option Plan (the 1992 Plan). The 1992 Plan expires on April 21, 2002. The Company has authorized up to 500,000 shares of common stock be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company's 2001 Stock Option Plan (the 2001 Plan). Grants can be made by the board of directors or a board-designated committee at a price of not less than 100% of the fair market value on the date of grant. If an incentive stock option is granted to an individual who owns more than 10% of the voting rights of the Company's common stock, the option exercise price may not be less than 110% of the fair market value on the date of grant. The term of the options may not exceed 10 years, except in the case of nonqualified stock options, whereby the terms are established by the board of directors or a board-designated committee. Options may be exercisable in whole or in installments, as determined by the board of directors or a board-designated committee.

Stock options granted and exercised under the plan as of December 29, 2001 were as follows:

                                                                 Weighted Average       Exercisable
                                           Number of Shares       Exercise Price       at End of Year
                                           ----------------      ----------------      --------------
Outstanding at December 26, 1998                549,937                9.54                276,628
     Granted                                    150,000                4.25
     Exercised                                  (76,500)               7.58
     Forfeited                                 (192,061)              10.92
                                           ------------            --------
Outstanding at December 25, 1999                431,376                7.43                168,004
     Granted                                    770,000                5.03
     Exercised                                  (36,000)               2.15
     Forfeited                                 (239,126)               7.80
                                           ------------            --------
Outstanding at December 30, 2000                926,250                5.53                 84,688
     Granted                                    185,000                7.95
     Exercised                                        -                   -
     Forfeited                                  (57,750)               6.12
                                           ------------            --------
Outstanding at December 29, 2001              1,053,500            $   5.85                234,000
                                           ============            ========

Options outstanding as of December 29, 2001 are exercisable as follows:

                                         Options Outstanding                             Options Exercisable
                          ----------------------------------------------------        --------------------------
                                               Weighted
                                                Average                                                Weighted
                                               Remaining         Weighted                              Average
         Range of            Number          Contractual          Average                Number       Excercise
     Excercise Price      Outstanding          (Years)         Excercise Price        Excersiable       Price
     --------------       -----------          -------         ---------------        -----------       -----
  $ 4.25 - $ 5.1875           880,000           3.43           $    4.96                  182,500     $   4.95
    7.20 -     9.00            30,000           6.47                7.87                   10,000         9.00
   10.50 -    12.25           143,500           6.87               10.87                   41,500        11.43
                          -----------                                                 -----------
                            1,053,500                                                     234,000
                          ===========                                                 ===========

The weighted average exercise price of options exercisable at the end of year was $6.27 per share at December 29, 2001, $8.94 at December 30, 2000, $8.11 at December 25, 1999 and $8.81 at December 26, 1998. The weighted average remaining contractual life of outstanding options was 3.99 years at December 29, 2001,
4.03 years at December 30, 2000, 2.22 years at December 25, 1999 and 2.20 years at December 26, 1998.

All unexercised options at December 29, 2001 have an exercise price equal to the fair market value on the date of the grant.

         Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan ("Employee Plan") and reserved 100,000 shares of the Company's common stock for issuance to employees who elect to participate. The Employee Plan operates in one-year phases and stock may be purchased at the end of each phase. The stock purchase price is 85% of the fair market value of such common stock on the commencement date or termination date of the phase, whichever is lower. In April 2001, the Company issued 5,821 shares under the plan at a price of $3.93. As of December 29, 2001, contributions of $65,100 had been received for the issuance of shares in April 2002.

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

The Company granted 25,000 options in 2001 to purchase the Company's common stock at market value on the date of issuance ($4.75 per share) to a non-employee director. There were 125,000 shares outstanding with 20,000 exercisable at December 29, 2001.

The Company accounts for the above plans under Accounting Principles Board (APB) Opinion No. 25, and accordingly, no compensation expense relating to the granting of options has been recognized in the Statement of Operations. Had compensation cost for these plans been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), the Company's pro forma net income (loss) and net income (loss) per common share would have changed to the following pro forma amounts:

                                                                2001            2000              1999
                                                                ----            ----              ----
Net Income (Loss):                        As Reported       $ 3,197,500     $ (350,700)      $(8,589,300)
                                          Pro Forma         $ 2,474,100     $ (929,200)      $(8,656,300)

Net Income (Loss) Per Common Share
(Diluted):                                As Reported       $       .55     $     (.07)      $     (1.65)
                                          Pro Forma         $       .43     $     (.17)      $     (1.66)

The fair value of each option granted subsequent to January 1, 1995 in accordance with SFAS 123 was estimated to be $5.67, 2.91 and $2.53 in 2001, 2000 and 1999, respectively, on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 5.03% in 2001, 6.22% in 2000 and 5.98% in 1999, expected life of ten years for 2001 and five years for 2000 and 1999, expected volatility of 73.61% in 2001, 64.17% in 2000 and 64.13% in 1999 and no dividend yield expected in any year.

8.   Revolving Line of Credit and Long-Term Debt:

The Company's revolving credit and long-term debt consisted of the following:

                                  December 29, 2001     December 30, 2000
                                  -----------------     -----------------
     Rush River Group, LLC          $          -          $  4,856,100
     Note Payable                              -               464,800
     Other                               199,500               240,600
                                    -------------         ------------
     Total                               199,500             5,561,500
     Less:  Current Portion              (41,500)             (938,100)
                                    -------------         ------------
                                    $    158,000          $  4,623,400
                                    ============          ============


On July 31, 2000, the Company entered into a credit agreement with Rush River Group, LLC, an affiliate of the Company, to provide a credit facility of up to $7.5 million dollars ("Rush River Facility"). The credit agreement allows such amount to be drawn upon by the Company in one or more term loans. The initial term loan was $5.0
                                       30
million dollars to be repaid by the Company over a seven-year period. Each term loan was accruing interest at 14% per year. New term loans will accrue interest at 8% per year. Once repaid, amounts may not be reborrowed. As of December 29, 2001, there was no outstanding balance on the initial term loan as the Company repaid all outstanding borrowings under its Rush River Facility and charged the associated debt issuance cost to interest expense. The Rush River Facility is secured by a lien against substantially all of the Company's assets. Rush River Group, LLC has agreed to subordinate its lien to any lien of a financial institution relating to financing not to exceed $2.5 million dollars. As of December 29, 2001, the Company had remaining borrowing availability of $2.5 million under the Rush River Facility.

Among other requirements, the Rush River Facility currently requires that the Company maintain shareholder equity of at least $1,922,000. In addition, if there is a change of control, as defined in the credit agreement governing the Rush River Facility, such change of control is an event of default, and Rush River Group, LLC may declare all amounts outstanding under such term notes immediately due and payable. The Rush River Facility also contains an agreement allowing the company to prepay any and all amounts outstanding under the Rush River Facility without premium or penalty.

In connection with the Rush River Facility, Rush River Group, LLC received a warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $2.00 per share. The warrant is currently exercisable and expires on July 31, 2010. The warrant was valued at $822,000 and is being amortized over the seven-year term of the credit agreement and is included in deferred financing costs. In management's opinion, the Rush River Facility was negotiated at terms comparable to those that could be arranged with unrelated parties.

In November 1998, the Company entered into a Repurchase of Rights and Settlement Agreement and dropped its appeal of a February 1998 court ruling requiring the Company to pay $2.0 million to an early partner in the original Play It Again Sports(R) store. Under the agreement, the Company paid $400,000 and signed a three-year note in which the Company is required to pay monthly principal and interest payments at 8%. At December 29, 2001, the balance was paid in full.

Future maturities of long-term debt as of December 29, 2001 are as follows:

                       2002              $   41,500
                       2003                  43,900
                       2004                  46,700
                       2005                  49,600
                       2006                  17,800

9.       Income Taxes:

Components of the provision for income taxes were as follows:

                                                     December 29, 2001   December 30, 2000   December 25, 1999
                                                     -----------------   -----------------   -----------------
   Currently payable (receivable):
        Federal                                         $  1,122,500        $   297,600        $  (4,217,600)
        State                                                247,100             75,000             (605,000)
                                                        ------------        -----------        --------------
            Subtotal                                       1,369,600            372,600           (4,822,600)
        Deferred income tax provision (benefit)              692,000           (215,800)            (375,100)
                                                        ------------        -----------        --------------
            Total tax provision (benefit)               $  2,061,600        $   156,800        $  (5,197,700)
                                                        ============        ===========        ==============

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

Deferred income taxes are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than they are reported for financial reporting. The components of the deferred tax asset were as follows:

                                                   December 29, 2001      December 30, 2000
                                                   -----------------      -----------------
        Accounts receivable and lease reserves         $   384,700            $   603,800
        Depreciation and amortization                      316,200                327,900
        Accrued restructuring charge                       268,900                320,400
        Deferred gain on building sale                     178,900                250,700
        Deferred franchise fees                            130,300                 81,800
        Trademarks                                         118,000                115,300
        Funds held in escrow                                     -                392,000
        Deferred settlement expense                              -                182,200
        Other                                              201,000                 15,900
                                                       -----------            -----------
             Net deferred tax asset                    $ 1,598,000            $ 2,290,000
                                                       ===========           ============

10.      Commitments and Contingencies:

         Employee Benefit Plan

The Company provides a 401(k) Savings Incentive Plan which covers substantially all employees. The plan provides for matching contributions and optional profit-sharing contributions at the discretion of the board of directors. Employee contributions are fully vested; matching and profit-sharing contributions are subject to a five-year service vesting schedule. Company contributions to the plan for 2001, 2000 and 1999 were $122,800, $274,300 and $332,300, respectively.

         Operating Leases

The Company rents its corporate headquarters and conducts all of its retail operations in leased facilities that expire over the next three years. A majority of these leases require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rent. Total rent expense under these operating leases was $937,600 in 2001, $1,006,600 in 2000 and $2,834,200 in 1999. As of December 29, 2001, minimum rental commitments under noncancelable operating leases are as follows:

                2002                 $ 695,100
                2003                   610,600
                2004                   190,400

In addition to the operating leases obligations disclosed above, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed. As of December 29, 2001, the Company is contingently liable on these leases for up to an additional $274,800. These leases have various expiration dates through 2006. The Company believes it has adequate reserves for any future liability, along with the monthly reduction of exposure as leases are paid, expire or are renewed by the current operator of the location.

         Litigation

The Company is exposed to a number of asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

         Consulting Agreements

The Company has a consulting agreement with the former owner of Plato's Closet, Inc. The agreement requires the Company to pay the following percentages of receipts from franchising Plato's Closet(R) stores during the following periods:
January 1, 2001 through December 31, 2002 - 4%; January 1, 2003 through December 31, 2003 - 3%; January 1, 2004 through December 31, 2004 - 2% and January 1, 2005 through December 31, 2005 - 1%. Total amounts expensed under this agreement in 2001 were $28,300, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

11.      Business Segment Information:

The Company is engaged in principally one business segment - developing, licensing, franchising and servicing a system of retail stores which buy, sell, trade and consign used and new products. The Company's revenue by retail store brand was as follows:

                             December 29, 2001   December 30, 2000   December 25, 1999
                             -----------------   -----------------   -----------------
Play It Again Sports(R)         $   24,644,100    $   33,220,600      $ 36,864,100
Once Upon A Child(R)                 4,600,500         4,797,400         5,372,300
Computer Renaissance(R)/(1)/                 -         3,991,200         6,569,500
Music Go Round(R)                    5,175,200         4,298,200         4,015,000
It's About Games/(1)/                        -                 -        12,856,900
ReTool(R)/(1)/                         432,700           474,500           655,400
Plato's Closet(R)                    1,234,400           764,900           225,200
                                --------------    --------------      ------------
                                $   36,086,900    $   47,546,800      $ 66,558,400
                                ==============    ==============      ============

----------------------------
(1) The Company does not franchise these retail store brands. See Footnote 5 to the financial statements.

The Company's significant assets are located within the United States and it generates all revenues from United States operations other than 2001 franchising revenues from Canadian operations of $1.7 million.

12. Quarterly Financial Data (Unaudited):

The Company's unaudited quarterly results for the years ended December 29, 2001 and December 30, 2000 were as follows:

                              First Quarter  Second Quarter/(1)/ Third Quarter/(2)/  Fourth Quarter     Total
                              -------------  ------------------- ------------------  --------------     -----
    2001
Total Revenue                 $  10,052,300     $ 8,342,000        $  9,134,300      $  8,558,300   $ 36,086,900
Income from Operations            1,297,200       1,235,900           2,500,100           949,600      5,982,800
Net Income                          712,700         642,100           1,250,700           592,000      3,197,500
Net Income
Per Common Share - Basic      $         .13       $     .12        $        .23      $        .11   $        .59
Net Income
Per Common Share - Diluted    $         .13       $     .11        $        .21      $        .10   $        .55

    2000
Total Revenue                 $  12,807,300    $ 12,283,800       $  11,541,500      $ 10,914,200   $ 47,546,800
Income (Loss) from Operations       380,200      (2,630,200)          1,428,000         1,572,200        750,200
Net Income (Loss)                    25,100      (1,797,700)            739,000           682,900       (350,700)
Net Income (Loss)
Per Common Share - Basic      $         .00    $       (.33)          $     .14      $        .13   $       (.07)
Net Income (Loss)
Per Common Share - Diluted    $         .00    $       (.33)          $     .14      $        .12   $       (.07)

The total of basic and diluted earnings (loss) per common share by quarter may not equal the totals for the year as there are changes in the weighted average number of common shares outstanding each quarter and basic and diluted earnings
(loss) per common share are calculated independently for each quarter.

----------------------------
(1) The second quarter of 2000 reflects a non-recurring charge at $3.3 million (See Note 6).
(2) The third quarter of 2001 reflects amounts received for settlement with Hollis Technologies, LLC (See Note 5).

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Winmark Corporation:

We have audited the accompanying consolidated balance sheets of Winmark Corporation (a Minnesota corporation) and Subsidiary (formerly known as Grow Biz International, Inc.) as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winmark Corporation and Subsidiary as of December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
January 31, 2002

                       WINMARK CORPORATION AND SUBSIDIARY
                 Schedule II: Valuation and Qualifying Accounts

The Company has reserves for certain liabilities and valuation estimates which result from its business activities. The following schedule summarizes the charges, activities and adjustments made to those balances for the three years ended December 29, 2001:

                                                           Fiscal Year Ended
                                          ------------------------------------------------
                                          December 29,     December 30,     December 25,
                                             2001              2000             1999
                                          ------------     -----------      ------------
RESTRUCTURING RESERVE:
  Balance at beginning of year             $   817,300     $ 1,811,400       $        --
     Amounts paid                              (76,300)       (994,100)         (335,600)
     Current provisions                             --              --         2,497,000
     Amounts reversed                          (55,000)             --          (350,000)
                                          ------------     -----------      ------------
  Balance at end of year                   $   686,000     $   817,300       $ 1,811,400
                                          ============     ===========      ============

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Balance at beginning of year             $   943,500     $ 1,044,000       $ 1,053,000
     Write-offs                               (476,400)     (1,758,500)         (395,900)
     Current provisions                        187,400       1,754,300           386,900
     Amounts reversed                               --         (96,300)               --
                                          ------------     -----------      ------------
  Balance at end of year                   $   654,500     $   943,500       $ 1,044,000
                                          ============     ===========      ============


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 relating to our directors, certain of whom are also executive officers, is incorporated by reference to the section entitled "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 1, 2002.

The other executive officers of the Company are as follows:

      NAME                AGE    POSITION
      ----                ---    --------

      Paul F. Kelly        48    Vice President of Financial Services
      Mark T. Hooley       35    Vice President and General Counsel
      Charles V. Kanan     50    Vice President of Operations
      Rebecca J. Geyer     36    Director of Once Upon A Child(R) & Plato's
                                 Closet(R)

                          ----------------------------

Paul F. Kelly has served as Vice President of Financial Services of the Company since November 2000. From August 2000 to November 2000, Mr. Kelly served as the Acting Chief Financial Officer of the Company. Mr. Kelly was the Chief Financial Officer of Lightdog.com, Inc., a family-oriented internet service provider, from January 2000 to June 2000. This internet start-up was unable to obtain initial financing. In August 2000, Mr. Kelly, along with two other creditors, filed an involuntary petition against Lightdog.com, Inc. in the U.S. Bankruptcy Court. In November 2000, the court entered an order for relief under Chapter 7 of the Bankruptcy Code. From January 1990 to August 1999, Mr. Kelly served as Chief Financial Officer for Terry Feldman's Imports, Inc.

Mark T. Hooley has served as Vice President and General Counsel of the Company since May 2000. From July 1999 to May 2000 Mr. Hooley served as an attorney with the Minneapolis law firm of Briggs & Morgan, P.A. Mr. Hooley was an attorney with the Minneapolis law firm of Mackall, Crounse & Moore, P.L.C. from November 1993 to July 1999. Mr. Hooley is the son-in-law of John L. Morgan, Chairman and CEO of the Company.

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

     Compliance with Section 16(a)

The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 1, 2002, sets forth certain information with respect to the reporting of purchases and sales of the Registrant's common stock by certain "insiders" and the required information is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION.

The section entitled "Executive Compensation" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 1, 2002, sets forth certain information with respect to the compensation of management of the Registrant and the required information is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The section entitled "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 1, 2002, sets forth certain information with respect to the ownership of the Registrant's Common Stock and the required information is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The section entitled "Certain Relationships and Related Transactions" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 1, 2002, sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and the required information is incorporated herein by reference.

                                     PART IV

ITEM 14:  EXHIBITS AND REPORTS ON FORM 8-K.

(a.) The following documents are filed as a part of this Report:

     1.   Financial Statements.
          The financial statements filed as part of this report are listed on the Index to Financial Statements on page 19.

     2.   Exhibits.

Exhibit Number      Description
--------------      -----------

     3.1            Articles of Incorporation, as amended (Exhibit 3.1)/(1)/
     3.2            By-laws, as amended and restated to date (Exhibit 3.2)/(1)/
    10.1 Form of franchise agreement for Play It Again Sports(R)(Exhibit 10.1)/(3)/
    10.2            Form of franchise agreement for Once Upon A Child(R)(Exhibit
                    10.2)/(3)/
    10.3            Form of franchise agreement for Music Go Round(R)(Exhibit
                    10.4)/(3)/
    10.4            Form of franchise agreement for ReTool(R)(Exhibit 10.6)/(6)/
    10.5            Form of franchise agreement for Plato's Closet(R)(Exhibit
                    10.6)/(8)/
    10.6 Asset Purchase Agreement dated January 24, 1992 with Sports Traders, Inc. and James D. Van Buskirk ("Van Buskirk") concerning acquisition of wholesale business, including amendment dated March 11, 1992 (Exhibit 10.6 (a))/(1)/
    10.7 Retail store agreement dated January 24, 1992 with Van Buskirk (Exhibit 10.6 (b))/(1)/
    10.8 Noncompetition and Consulting agreement dated January 1, 1990, as amended January 24, 1992, with Martha Morris (Exhibit 10.7)/(1)/
    10.9 1992 Stock Option Plan, including forms of stock option agreement (Exhibit 10.12)/(1)(3)(5)/
    10.10           Amendment No. 1 to the 1992 Stock Option Plan (Exhibit
                    10.15)/(2)(5)/
    10.11           Amendment No. 2 to the 1992 Stock Option Plan (Exhibit
                    10.16)/(2)(5)/
    10.12           Amendment No. 3 to the 1992 Stock Option Plan (Exhibit
                    10.16)/(4)(5)/
    10.13           Amendment No. 4 to the 1992 Stock Option Plan/(5)(11)/
    10.14 Nonemployee Director Stock Option Plan, as amended, including form of stock option agreement (Exhibit 10.16)/(2)(5)/
    10.15           Employee Stock Purchase Plan of 1994 (Exhibit 10.17)/(2)(3)/
    10.16 Letter of Agreement between the Company and Sheldon & Terry Fleck related to the purchase of stock, dated July 3, 1999 (Exhibit 10.1)/(7)/
    10.17 Consulting Agreement with Sheldon Fleck, dated November 17, 1999 (Exhibit 10.26)/(8)/
    10.18 Employment Agreement with John L. Morgan, dated March 22, 2000 (Exhibit 10.1)/(5)(9)/
    10.19 Non-qualified Stock Option Agreement with John Morgan, dated March 22, 2000 (Exhibit 10.2)/(5)(9)/
    10.20 Common Stock Warrant with Sheldon Fleck, dated March 22, 2000 (Exhibit 10.3)/(9)/
    10.21           Credit Agreement with Rush River Group, LLC (Exhibit
                    10.1)/(10)/
    10.22           Common Stock Warrant with Rush River Group,(Exhibit
                    10.2)/(10)/
    10.23 Real Estate Purchase Agreement with Stan Koch & Sons Trucking, Inc. (Exhibit 10.3)/(10)/
    10.24 Lease with Stan Koch & Sons Trucking, Inc. for Corporate Headquarters (Exhibit 10.4)/(10)/
    10.25 Employment Agreement with Stephen M. Briggs, dated December 14, 2000/(5)(11)/
    10.26           First Amendment to Employment Agreement with John L.
                    Morgan/(5)(11)/
    10.27 2001 Stock Option Plan, including forms of stock option agreements/(5)(11)/
    21.1            Subsidiaries: Grow Biz Games, Inc., a Minnesota corporation
    23.1*           Consent of Arthur Andersen LLP Independent Public
                    Accountants
    24.1            Power of Attorney (Contained on signature page to this Form
                    10-K)

_____________________
*      Filed Herewith

(1) Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24,1993 (Reg. No. 33-65108).

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

(11) Incorporated by reference to the specified exhibit to Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

(b.)   Reports on Form 8-K:
       -------------------

       On February 22, 2001, the Company filed an 8-K related to its fiscal 2000 year end results.

       On September 17, 2001, the Company filed an 8-K related to its re-activation of its Stock Repurchase Program.

       On November 16, 2001, the Company filed an 8-K related to the change of its name from Grow Biz International, Inc. to Winmark Corporation.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       WINMARK CORPORATION AND SUBSIDIARY

           By: /s/ JOHN L. MORGAN                   Date: March 19, 2002
         --------------------------------------
                    John L. Morgan
         Chairman and Chief Executive Officer

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

              SIGNATURE                                              TITLE                                  DATE
              ---------                                              -----                                  ----
  /s/ JOHN L. MORGAN                             Chairman of the Board and Chief Executive Officer      March 19, 2002
--------------------------------------------
         John L. Morgan                            (principal executive officer)


  /s/ STEPHEN M. BRIGGS                          President and Chief Operating Officer                  March 19, 2002
--------------------------------------------
         Stephen M. Briggs

  /s/ PAUL F. KELLY                              Vice President of Financial Services                   March 19, 2002
--------------------------------------------
         Paul F. Kelly                             (principal financial and accounting officer)


  /s/ KIRK A. MACKENZIE                          Vice Chairman and Director                             March 19, 2002
--------------------------------------------
         Kirk A. MacKenzie

  /s/ WILLIAM D. DUNLAP, JR.                     Director                                               March 13, 2002
--------------------------------------------
         William D. Dunlap, Jr.


  /s/ JENELE C. GRASSLE                          Director                                               March 13, 2002
--------------------------------------------
         Jenele C. Grassle

  /s/ PAUL C. REYELTS                            Director                                               March 19, 2002
--------------------------------------------
         Paul C. Reyelts

  /s/ MARK L. WILSON                             Director                                               March 15, 2002
--------------------------------------------
         Mark L. Wilson

                                  EXHIBIT INDEX
                       WINMARK CORPORATION AND SUBSIDIARY
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 29, 2001

Exhibit           Description
-------           -----------

23.1              Consent of Independent Public Accountants