Form 10-Q
period 2002-03-30
WINMARK CORP
filed 2002-05-13
CIK 908315

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended March 30, 2002

                        Commission File Number 000-22012

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

                         4200 Dahlberg Drive, Suite 100
                          Golden Valley, MN 55422-4837
                         -------------------------------
               (Address of Principal Executive Offices, Zip Code)

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

   Common stock, no par value, 5,402,197 shares outstanding as of May 1, 2002.
   ---------------------------------------------------------------------------

                       WINMARK CORPORATION AND SUBSIDIARY

                                      INDEX

PART I.             FINANCIAL INFORMATION                                                         PAGE
-----------------------------------------------------------------------------------------------------------
Item 1.             Financial Statements (Unaudited)

                    Condensed Balance Sheets:                                                      3
                            March 30, 2002 and December 29, 2001

                    Condensed Statements of Operations:                                            4
                           Three Months Ended March 30, 2002 and March 31, 2001

                    Condensed Statements of Cash Flows:                                            5
                           Three Months Ended March 30, 2002 and March 31, 2001

                    Notes to Condensed Financial Statements                                      6 - 8

Item 2.             Management's Discussion and Analysis of Financial Condition and Results
                    of Operations                                                                8 - 12

Item 3.             Quantitative and Qualitative Disclosures About Market Risk                     12

PART II.            OTHER INFORMATION
-----------------------------------------------------------------------------------------------------------
                    Items 1 through 5 have been omitted since all items are
                    inapplicable or answers negative.

Item 6.             Exhibits and Reports on Form 8-K

(a.)   Exhibits:    Exhibit 99.1 - Letter to Commission Pursuant to Temporary Note 3T              13

(b.)   Reports on   On February 15, 2002, the Company filed an 8-K related
       Form 8-K:    to its fiscal 2001 results.                                                    13

PART I.  FINANCIAL INFORMATION

Item 1:   Financial Statements

                       WINMARK CORPORATION AND SUBSIDIARY
                            CONDENSED BALANCE SHEETS

                                                                      ------------      ------------
                                                                      (unaudited)
                                                                       March 30,        December 29,
                                                                         2002               2001
                                                                      ------------      ------------
                            ASSETS

Current Assets:
     Cash and cash equivalents                                        $    678,000      $  1,053,000
     Investments                                                         4,664,100         2,934,500
     Receivables, less allowance for doubtful accounts of
       $570,000 and $576,000                                             3,563,700         3,308,800
     Inventories                                                           975,100         1,084,100
     Prepaid expenses and other                                            728,600           667,800
     Deferred income taxes                                               1,598,000         1,598,000
                                                                      ------------      ------------
                                      Total current assets              12,207,500        10,646,200

     Notes receivable, net                                                  90,100           124,100
     Property and equipment, net                                           599,000           738,100
     Other assets, net                                                     742,700           780,600
                                                                      ------------      ------------
                                                                      $ 13,639,300      $ 12,289,000
                                                                      ============      ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                 $  2,271,400      $  1,794,700
     Accrued liabilities                                                 2,665,100         2,885,500
     Current maturities of long-term debt                                   24,100            41,500
     Current deferred revenue                                              710,600           515,600
                                                                      ------------      ------------
                                      Total current liabilities          5,671,200         5,237,300

Long-Term Debt, less current maturities                                     69,500           158,000

Deferred Gain on Sale of Building                                          227,500           273,300

Shareholders' Equity:
     Common stock, no par, 10,000,000 shares authorized,
       5,383,354 shares issued and outstanding                           1,376,000         1,376,000
     Common stock warrants                                                 822,000           822,000
     Other comprehensive loss                                              (25,200)             --
     Retained earnings                                                   5,498,300         4,422,400
                                                                      ------------      ------------
                                       Total shareholders' equity        7,671,100         6,620,400
                                                                      ------------      ------------
                                                                      $ 13,639,300      $ 12,289,000
                                                                      ============      ============


    The accompanying notes are an integral part of these financial statements

                       WINMARK CORPORATION AND SUBSIDIARY
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     ------------------------------
                                                           Three Months Ended
                                                       March 30,         March 31,
                                                         2002              2001
                                                     ------------      ------------
REVENUE:
     Merchandise sales                               $  4,429,900      $  5,651,100
     Royalties                                          4,415,700         3,974,500
     Franchise fees                                       165,000           162,500
     Other                                                200,600           364,200
                                                     ------------      ------------
                     Total revenue                      9,211,200        10,152,300

COST OF MERCHANDISE SOLD                                3,678,200         4,851,300

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            3,781,600         4,003,800
                                                     ------------      ------------

                      Income from operations            1,751,400         1,297,200

INTEREST INCOME                                            53,600            99,800

INTEREST EXPENSE                                          (13,600)         (224,800)
                                                     ------------      ------------

                      Income before income taxes        1,791,400         1,172,200

PROVISION FOR INCOME TAXES                               (715,500)         (459,500)
                                                     ------------      ------------

NET INCOME                                           $  1,075,900      $    712,700
                                                     ============      ============

NET INCOME PER COMMON SHARE - BASIC                  $        .20      $        .13
                                                     ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC             5,383,354         5,386,433
                                                     ============      ============

NET INCOME PER COMMON SHARE - DILUTED                $        .17      $        .13
                                                     ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED           6,152,857         5,510,141
                                                     ============      ============


    The accompanying notes are an integral part of these financial statements

                       WINMARK CORPORATION AND SUBSIDIARY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              ----------------------------
                                                                                    Three Months Ended
                                                                               March 30,         March 31,
                                                                                 2002              2001
                                                                              -----------      -----------
OPERATING ACTIVITIES:
     Net income                                                               $ 1,075,900      $   712,700
     Adjustments to reconcile net income to net cash
       provided by operating activities:
             Depreciation and amortization                                        195,600          244,800
             Deferred financing cost                                               11,500           29,300
             Deferred gain on building sale                                       (45,800)         (45,800)
             Change in operating assets and liabilities:
                         Receivables                                             (220,900)         762,800
                         Inventories                                              109,000          154,800
                         Prepaid expenses and other                               (44,000)         (78,400)
                         Accounts payable                                         476,700           (2,300)
                         Accrued liabilities                                     (220,400)         348,700
                         Deferred franchise fee revenue                           195,000           32,500
                                                                              -----------      -----------
                                Net cash provided by operating activities       1,532,600        2,159,100
                                                                              -----------      -----------

INVESTING ACTIVITIES:
     Purchase of investments                                                   (1,771,600)            --
     Purchases of property and equipment                                          (30,100)         (32,700)
                                                                              -----------      -----------
                                Net cash used for investing activities         (1,801,700)         (32,700)
                                                                              -----------      -----------

FINANCING ACTIVITIES:
     Payments on long-term debt                                                  (105,900)        (304,400)
                                                                              -----------      -----------
                                Net cash used for financing activities           (105,900)        (304,400)
                                                                              -----------      -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (375,000)       1,822,000
Cash and cash equivalents, beginning of period                                  1,053,000        2,005,100
                                                                              -----------      -----------
Cash and cash equivalents, end of period                                      $   678,000      $ 3,827,100
                                                                              ===========      ===========

SUPPLEMENTAL DISCLOSURES:
     Cash paid for interest                                                   $    14,500      $   195,800
                                                                              ===========      ===========
     Cash paid for income taxes                                               $      --        $   217,300
                                                                              ===========      ===========


    The accompanying notes are an integral part of these financial statements

                       WINMARK CORPORATION AND SUBSIDIARY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Revenues and operating results for the three months ended March 30, 2002 are not necessarily indicative of the results to be expected for the full year.

     Comprehensive Loss

The Company reports comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period. For the Company, comprehensive loss consists of unrealized holding gains and losses from investments classified as "available-for-sale."

     Reclassification

Certain amounts in the March 31, 2001 financial statements have been reclassified to conform with the March 30, 2002 presentation. These reclassifications have no effect on net income or shareholders' equity as previously reported.


2.   Organization and Business:

Winmark Corporation (the "Company") offers licenses to operate retail stores using the service marks Play it Again Sports(R), Once Upon A Child(R), Music Go Round(R) and Plato's Closet(R). In addition, the Company sells inventory to its Play It Again Sports(R) franchisees through its buying group and operates retail stores. The Company has a 52/53 week year which ends on the last Saturday in December.


3.   Net Income Per Common Share:

The Company calculates net income per share in accordance with SFAS No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Net Income Per Common Share - Basic. The Company calculates Net Income Per Share - Dilutive by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method. The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of 769,503 and 123,708 stock options and warrants for the quarters ended March 30, 2002 and March 31, 2001, respectively.

4.   New Accounting Pronouncements:

On June 29, 2001, the FASB approved for issuance, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill is no longer subject to amortization.

The Company adopted SFAS No. 142 in the first quarter of its fiscal year ended December 28, 2002. The Company's annual goodwill amortization was approximately $38,100, which ceased effective January 1, 2002 upon adoption of the new rules. The adoption of the impairment provisions of SFAS No. 142, did not have a material impact on the consolidated financial position or results of operations of the Company.

The following tables set forth pro forma net income and earnings per share:

                                         -----------------------------
                                               Three Months Ended
                                           March 30,         March 31,
                                              2002             2001
                                         -------------     -----------
     Net Income as reported              $   1,075,900     $   712,700
     Add back: Goodwill amortization              --             5,800
                                         -------------     -----------
     Adjusted net income                 $   1,075,900     $   718,500
                                         =============     ===========

     Basic earnings per share:
          Reported net income            $         .20     $       .13
          Goodwill amortization                   --              --
                                         -------------     -----------
          Adjusted net income            $         .20     $       .13
                                         =============     ===========

     Diluted earnings per share:
          Reported net income            $         .17     $       .13
          Goodwill amortization                   --              --
                                         -------------     -----------
          Adjusted net income            $         .17     $       .13
                                         =============     ===========


In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of this pronouncement on January 1, 2002 had no effect on the Company's results of operations or financial position.

5.   Other Contingencies:

In addition to the operating lease obligations disclosed in footnote 10 of the Company's Form 10-K for the year ended December 29, 2001, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed. As of March 30, 2002, the Company is contingently liable on these leases for up to an additional $251,400. These leases have various expiration dates through 2006. The Company believes it has adequate reserves for any future liability, along with the monthly reduction of exposure as leases are paid, expire, or are renewed by the current operator of the location.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
-------

Winmark Corporation, (the "Company") is a franchise company that franchises retail brands that buy, sell, trade and consign merchandise. Each brand operates in a different industry and provides the consumer with high value retailing by offering quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers' used goods that have been outgrown or are no longer used. The stores also offer new merchandise.

Following is a summary of our franchising and corporate retail store activity for the retail brands for the three months ended March 30, 2002:

                                             --------      ------    ------       -------
                                               TOTAL                               TOTAL
                                             12/29/01      OPENED    CLOSED       3/30/02
                                             --------      ------    ------       -------
Play It Again Sports(R)
-----------------------
   Franchised Stores - US and Canada           478             2       (4)           476
   Other                                        24             0        0             24

Once Upon A Child(R)
--------------------
   Franchised Stores - US and Canada           229             4       (3)           230
   Corporate                                     1             0        0              1

Music Go Round(R)
-----------------
   Franchised Stores                            57             0        0             57
   Corporate                                     6             0        0              6

Plato's Closet(R)
-----------------
   Franchised Stores                            45             6        0             51
   Corporate                                     1             0        0              1
                                               ---            --       --            ---
                      Total                    841            12       (7)           846
                                               ===            ==       ==            ===

Results of Operations
---------------------

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

                                               -----------------------     ------------------
                                                 Three Months Ended           First Quarter
                                               March 30,     March 31,      2002 over (under)
                                                 2002          2001        First Quarter 2001
                                               ---------     ---------     ------------------
 Revenue:
 Merchandise sales                               48.1%          55.7%            (21.6)%
 Royalties                                       47.9           39.1              11.1
 Franchise fees                                   1.8            1.6               1.5
 Other                                            2.2            3.6             (44.9)
                                                -----          -----            ------
           Total revenue                        100.0%         100.0%             (9.3)%

 Cost of merchandise sold                        39.9           47.8             (24.2)
 Selling, general and administrative
 expenses                                        41.1           39.4              (5.5)
                                                -----          -----            ------
           Income from operations                19.0           12.8              35.0
 Interest income (expense), net                   0.4           (1.3)           (132.0)
                                                -----          ------           ------
           Income before income taxes            19.4           11.5              52.8
 Provision for income taxes                      (7.7)          (4.5)            (55.7)
                                                -----          -----            ------
           Net income                            11.7%           7.0%             51.0%
                                                =====          =====            ======


Comparison of Three Months Ended March 30, 2002 to Three Months Ended
---------------------------------------------------------------------
March 31, 2001
--------------

Revenues
--------

Revenues for the quarter ended March 30, 2002 totaled $9.2 million compared to $10.2 million for the comparable period in 2001.

Merchandise sales consist of the sale of product to franchisees through the buying group and retail sales at the Company-owned stores. For the first quarter of 2002 and 2001 they were as follows:

                                         2002                     2001
                                      -----------              -----------
     Buying Group                     $ 3,106,800              $ 4,195,700
     Retail                             1,323,100                1,455,400
                                      -----------              -----------
     Merchandise Sales                $ 4,429,900              $ 5,651,100
                                      ===========              ===========

Play It Again Sports(R) buying group revenues decreased $1,088,900, or 26.0%, for the three months ended March 30, 2002 compared to the same period last year. This is a result of management's strategic decision to have more franchisees purchase merchandise directly from vendors and having 42 fewer Play It Again Sports(R) stores open than one year ago. Retail store sales decreased $132,300, or 9.1%, for the three months ended March 30, 2002 compared to the same period last year. The revenue decline was due to closing three Company-owned stores in the first and second quarters of 2001.

Royalties increased to $4.4 million for the first quarter of 2002 from $4.0 million for the same period in 2001, a 11.1% increase. Although Play It Again Sports(R) experienced a decrease in the number of franchised stores open in 2002 compared to the prior year, this was more than offset by an increase in franchise store sales in the first quarter of 2002.

Franchise fees increased to $165,000 for the first quarter of 2002 compared to $162,500 for the first quarter of 2001.

Other revenue decreased $163,600, or 44.9%, for the first quarter of 2002 compared to the first quarter of 2001. The decrease is primarily due to approximately $100,000 in fees received on the consulting agreement with Hollis Technologies, LLC in the first quarter of 2001.

Cost of Merchandise Sold
------------------------

Cost of merchandise sold includes the cost of merchandise sold through the Play It Again Sports(R) buying group and at Company-owned retail stores. Cost of merchandise sold through the buying group as a percentage of the buying group revenue and cost of merchandise sold at Company-owned stores as a percentage of Company-owned store retail revenue, respectively, for the first quarter of 2002 and 2001 were as follows:

                                      2002                 2001
                                      -----                -----
            Buying Group              96.1%                96.2%
            Retail                    52.3%                55.9%

The 3.6% decrease in retail cost of goods sold is primarily due to better inventory and margin management at the Company-owned retail stores.

Selling, General and Administrative
-----------------------------------

The $222,200, or 5.5%, decrease in operating expenses in the first three months of 2002 compared to the same period in 2001 is primarily due to closing three Company-owned stores in the first and second quarters of 2001 and elimination of related costs.

Interest
--------

During the first quarter of 2002, the Company had a net interest income of $40,000 compared to $125,000 of net expense in the first quarter of 2001. This decrease is primarily the result of reduced outstanding debt in the first quarter of 2002 compared to the same period last year. The decrease in interest income is primarily due to reduced finance charge income on the Play It Again Sports(R) buying group receivables. The receivable balance has decreased as a result of increased collection efforts combined with fewer stores using the buying group central billing function.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of liquidity have historically been cash flow from operations and bank borrowings. The Company ended the first quarter of 2002 with $5.3 million in cash and investments and a current ratio of 2.2 to 1.0 compared to $3.8 million in cash and a current ratio of 2.0 to 1.0 at the end of the first quarter of 2001.

Ongoing operating activities provided cash of $1.5 million for the first three months of 2002 compared to $2.2 million for the same period last year. The higher level of cash provided in 2001 compared to 2002 was primarily due to increased efforts of collecting accounts receivable in 2001 offset by an increase in net income of $363,200 in the first quarter of 2002. For the first quarter of 2002, components of the cash provided by operating assets and liabilities for the first three months of 2002 include a $476,700 increase in accounts payable as a result of a seasonal increase in buying group activity. Deferred franchise fee revenue provided cash of $195,000 due to increased deposits on future store openings. Inventory provided cash of $109,000 due to reduced inventory levels at the Company-owned stores. Components of cash utilized by operating assets and liabilities include a $220,900 increase in accounts receivable as a result of a seasonal increase in buying group activity and a $220,400 decrease in accrued liabilities due to lower bonus and payroll accruals partially offset by an increase in the income tax accrual.

Investing activities used $1.8 million of cash during the first quarter of 2002 primarily related to the purchase of investments.

Financing activities used $105,900 of cash during the first quarter of 2002 for payment on long-term debt. The payments on long-term debt included $82,800 to Tool Traders, Inc. as part of a full and final settlement and $23,100 on other notes.

On July 31, 2000, the Company entered into a credit agreement with Rush River Group, LLC, an affiliate of the Company, to provide a credit facility of up to $7.5 million dollars ("Rush River Facility"). The credit agreement allows such amount to be drawn upon by the Company in one or more term loans. The initial term loan was $5.0 million dollars to be repaid by the Company over a seven-year period. Each term loan was accruing interest at 14% per year. New term loans will accrue interest at 8% per year. Once repaid, amounts may not be reborrowed. As of March 30, 2002, there was no outstanding balance on the initial term loan. The Rush River Facility is secured by a lien against substantially all of the Company's assets. Rush River, LLC has agreed to subordinate its lien to any lien of a financial institution relating to financing not to exceed $2.5 million dollars. As of March 30, 2002, the Company had remaining borrowing availability of $2.5 million under the Rush River Facility, which is available until July 2007.

Among other requirements, the Rush River Facility currently requires that the Company maintain shareholder equity of at least $1,922,000. In addition, if there is a change of control as defined in the credit agreement governing the Rush River Facility, such change is an event of default, and Rush River Group, LLC may declare all amounts outstanding under such term notes immediately due and payable. The Rush River Facility also contains an agreement allowing the Company to prepay any and all amounts outstanding under the Rush River Facility without premium or penalty. In connection with the Rush River Facility, the Company has issued to Rush River Group, LLC a warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $2.00 per share. The warrant is currently exercisable and expires on July 31, 2010. The Company believes that the Rush River Facility, along with cash generated from future operations and cash and investments on hand, will be adequate to meet the Company's current obligations and operating needs.

New Accounting Pronouncements
-----------------------------

On June 29, 2001, the FASB approved for issuance, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill is no longer subject to amortization.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of this pronouncement on January 1, 2002 had no effect on the Company's results of operations or financial position.

Factors That May Affect Future Results
--------------------------------------

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

Approximately $1.8 million of our investments at March 30, 2002 was invested in fixed income securities which are subject to the effects of market fluctuations in interest rates. A one percent change in interest rates would not have a significant impact on the fair value of our fixed income investments.

PART II.  OTHER INFORMATION

Items 1 - 5:

Not applicable.

Item 6:  Exhibits and Reports on Form 8-K

(a.)  Exhibits

Exhibit 99.1 - Letter to Commission Pursuant to Temporary Note 3T

(b.)  Reports on Form 8-K

On February 15, 2002, the Company filed an 8-K related to its fiscal 2001 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           WINMARK CORPORATION

Date: May 9, 2002                      By: /s/ John L. Morgan
                                           -------------------------------------
                                           John L. Morgan
                                           Chairman of the Board and Chief
                                           Executive Officer

Date: May 9, 2002                      By: /s/ Paul F. Kelly
                                           -------------------------------------
                                           Paul F. Kelly
                                           Vice President of Financial Services