Form 10-Q
period 2002-06-29
WINMARK CORP
filed 2002-08-09
CIK 908315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2002

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

Common stock, no par value, 5,717,197 shares outstanding as of August 5, 2002.

WINMARK CORPORATION
INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements (Unaudited)

	CONDENSED CONSOLIDATED BALANCE SHEETS: June 29, 2002 and December 29, 2001	3

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS: Three Months Ended June 29, 2002 and June 30, 2001 Six Months Ended June 29, 2002 and June 30, 2001	4

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS: Six Months Ended June 29, 2002 and June 30, 2001	5

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6 -8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

PART II.	OTHER INFORMATION	PAGE

	Items 1 – 3 and 5 have been omitted since all items are inapplicable or answers negative.

Item 4.	Submission of Matters to a Vote of Security-holders	15

Item 6.	Exhibits and Reports on Form 8-K	15

(a.) Exhibits
	99.1 Certification of Chief Executive Officer
	99.2 Certification of principal financial and accounting officer

(b.) Reports on Form 8-K
	On June 25, 2002, the Company filed an 8-K related to a change in Independent Auditors.

PART I.        FINANCIAL INFORMATION

Item 1:    Financial Statements

WINMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited) June 29, 2002	December 29, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$422,400	$1,053,000
Investments	6,107,400	2,934,500
Receivables, less allowance for doubtful accounts of $565,400 and $576,000	2,648,000	3,308,800
Inventories	921,600	1,084,100
Prepaid expenses and other	665,500	667,800
Deferred income taxes	1,598,000	1,598,000

Total current assets	12,362,900	10,646,200

Notes receivable, net	64,400	124,100
Property and equipment, net	489,900	738,100
Other assets, net	724,900	780,600

	$13,642,100	$12,289,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,290,600	$1,794,700
Accrued liabilities	2,477,500	2,885,500
Current maturities of long-term debt	24,100	41,500
Current deferred revenue	765,600	515,600

Total current liabilities	4,557,800	5,237,300

Long-term debt, less current maturities	69,500	158,000

Deferred gain on sale of building	181,700	273,300

Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 5,602,197 and 5,383,354 shares issued and outstanding	2,672,600	1,376,000
Common stock warrants	—	822,000
Other comprehensive income (loss)	(61,800)	—
Retained earnings	6,222,300	4,422,400

Total shareholders’ equity	8,833,100	6,620,400

	$13,642,100	$12,289,000

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
REVENUE:
Merchandise sales	$3,987,700	$4,169,100	$8,417,600	$9,820,200
Royalties	4,055,400	3,920,500	8,471,100	7,895,000
Franchise fees	92,500	145,000	257,500	307,500
Other	199,200	240,700	399,800	604,900

Total revenue	8,334,800	8,475,300	17,546,000	18,627,600

COST OF MERCHANDISE SOLD	3,238,600	3,410,600	6,916,800	8,261,900

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,966,800	3,828,800	7,748,400	7,832,600

Income from operations	1,129,400	1,235,900	2,880,800	2,533,100

INTEREST INCOME	79,200	72,800	132,800	172,600

INTEREST EXPENSE	(13,300)	(252,600)	(26,900)	(477,400)

Income before income taxes	1,195,300	1,056,100	2,986,700	2,228,300

PROVISION FOR INCOME TAXES	(471,300)	(414,000)	(1,186,800)	(873,500)

NET INCOME	$724,000	$642,100	$1,799,900	$1,354,800

NET INCOME PER COMMON SHARE – BASIC	$.13	$.12	$.33	$.25

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	5,502,197	5,392,254	5,442,776	5,389,344

NET INCOME PER COMMON SHARE – DILUTED	$.12	$.11	$.30	$.24

WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	6,122,741	5,631,313	6,056,986	5,554,649

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 29, 2002	June 30, 2001
OPERATING ACTIVITIES:
Net income	$1,799,900	$1,354,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	337,700	486,300
Deferred gain on building sale	(91,600)	(91,600)
Deferred financing cost	22,900	105,300
Change in operating assets and liabilities:
Receivables	720,500	2,680,400
Inventories	162,500	216,700
Prepaid expenses and other	43,500	(6,500)
Accounts payable	(504,100)	(1,433,000)
Accrued liabilities	(408,000)	114,000
Deferred franchise fee revenue	250,000	(17,500)

Net cash provided by operating activities	2,333,300	3,408,900

INVESTING ACTIVITIES:
Purchase of investments	(3,275,900)	—
Purchase of property and equipment (net)	(56,700)	(26,200)

Net cash used for investing activities	(3,332,600)	(26,200)

FINANCING ACTIVITIES:
Payments on long-term debt	(105,900)	(1,048,300)
Proceeds from stock option/warrant exercises	474,600	22,900

Net cash provided by (used for) financing activities	368,700	(1,025,400)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(630,600)	2,357,300
Cash and cash equivalents, beginning of period	1,053,000	2,005,100

Cash and cash equivalents, end of period	$422,400	$4,362,400

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$14,500	$375,100

Cash paid for income taxes	$824,000	$755,500

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Management’s Interim Financial Statement Representation:

The accompanying condensed financial statements have been prepared by Winmark Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information in the condensed financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

Revenues and operating results for the six months ended June 29, 2002 are not necessarily indicative of the results to be expected for the full year.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period. For the company, comprehensive loss consists of unrealized holding gains and losses from investments classified as “available for sale.”

Reclassification

Certain amounts in the June 30, 2001 financial statements have been reclassified to conform with the June 29, 2002 presentation. These reclassifications have no effect on net income or shareholders’ equity as previously reported.

2.    Organization and Business:

The Company offers licenses to operate retail stores using the service marks Play it Again Sports®, Once Upon A Child®, Music Go Round® and Plato’s Closet®. In addition, the Company sells inventory to its Play It Again Sports® franchisees through its buying group. The Company also operates six Music Go Round® retail stores, one Plato’s Closet® retail store and one Once Upon A Child® retail store. The Company has a 52/53-week year which ends on the last Saturday in December.

3.    Net Income Per Common Share:

The Company calculates net income per share in accordance with SFAS No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Net Income Per Common Share—Basic. The Company calculates Net Income Per Share—Dilutive by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method. The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of 620,544 and 239,059 stock options and warrants for the quarters ended and 614,210 and 165,305 for the six months ended June 29, 2002 and June 30, 2001, respectively.

4.    New Accounting Pronouncements:

On June 29, 2001, the FASB approved for issuance, SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Intangible Assets.” Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill is no longer subject to amortization.

The Company adopted SFAS No. 142 in the first quarter of its fiscal year ended December 28, 2002. The balance of goodwill, net of accumulated amortization, was $486,200 as of January 1, 2002. The Company’s annual goodwill amortization was approximately $38,100, which ceased effective January 1, 2002 upon adoption of the new rules. The adoption of the impairment provisions of SFAS No. 142, did not have an impact on the consolidated financial position or results of operations of the Company.

The following tables set forth pro forma net income and earnings per share:

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net Income as reported	$724,000	$642,100	$1,799,900	$1,354,800
Add back: Goodwill amortization (net of tax)	—	5,800	—	11,600

Adjusted net income	$724,000	$647,900	$1,799,900	$1,366,400

Basic earnings per share:
Reported net income	$.13	$.12	$.33	$.25
Goodwill amortization	—	—	—	—

Adjusted net income	$.13	$.12	$.33	$.25

Diluted earnings per share:
Reported net income	$.12	$.11	$.30	$.24
Goodwill amortization	—	—	—	—

Adjusted net income	$.12	$.11	$.30	$.24

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of this pronouncement on January 1, 2002 had no effect on the Company’s results of operations or financial position.

5.    Other Contingencies:

In addition to the operating lease obligations disclosed in footnote 10 of the Company’s Form 10-K for the year ended December 29, 2001, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed. As of June 29, 2002, the Company is contingently liable on these leases for up to an additional $163,800. These leases have various expiration dates through 2006. The Company believes it has adequate reserves for any future liability, along with the monthly reduction of exposure as leases are paid, expire or are renewed by the current operator of the location.

6.    Subsequent Events:

On July 30, 2002 the Company executed a subscription agreement with Tomsten’s Inc., the parent company to “Archiver’s” retail chain. The agreement requires the Company to invest an aggregate of $6 million in the purchase of 2 million shares of common stock of Tomsten’s over a period of time ending August 1, 2003. Upon completion of the $6 million investment, based on current ownership, the Company will own approximately 20% of the outstanding common shares of Tomsten’s Inc. The investment will be recorded using the equity method of accounting, whereby the Company’s share of income or loss will be included in the statement of operations and increase or decrease the carrying value of the investment. John L. Morgan, the Company’s Chief Executive Officer, has been appointed to the Board of Directors of Tomsten, Inc.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Following is a summary of our franchising and corporate retail store activity for the retail brands for the three months ended June 29, 2002:

	TOTAL 3/30/02	OPENED	CLOSED	TOTAL 6/29/02
Play It Again Sports®
Franchised Stores – US and Canada	476	0	(8)	468
Other	24	0	(0)	24

Once Upon A Child®
Franchised Stores – US and Canada	230	0	(4)	226
Corporate	1	0	(0)	1

Music Go Round®
Franchised Stores – US	57	0	(2)	55
Corporate	6	0	(0)	6

Plato’s Closet®
Franchised Stores – US	51	7	(0)	58
Corporate	1	0	(0)	1

Total	846	7	(14)	839

Following is a summary of our franchising and corporate retail store activity for the retail brands for the six months ended June 29, 2002:

	TOTAL 12/29/01	OPENED	CLOSED	TOTAL 6/29/02
Play It Again Sports®
Franchised Stores – US and Canada	478	2	(12)	468
Other	24	0	(0)	24

Once Upon A Child®
Franchised Stores – US and Canada	229	4	(7)	226
Corporate	1	0	(0)	1

Music Go Round®
Franchised Stores – US	57	0	(2)	55
Corporate	6	0	(0)	6

Plato’s Closet®
Franchised Stores – US	45	13	(0)	58
Corporate	1	0	(0)	1

Total	841	19	(21)	839

Results of Operations

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Revenue:
Merchandise sales	47.8%	49.2%	48.0%	52.7%
Royalties	48.7	46.3	48.3	42.4
Franchise fees	1.1	1.7	1.4	1.7
Other	2.4	2.8	2.3	3.2

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of merchandise sold	(38.8)	(40.2)	(39.4)	(44.4)
Selling, general and administrative expenses	(47.6)	(45.2)	(44.2)	(42.0)

Income from operations	13.6	14.6	16.4	13.6
Interest and other income, net	.8	(2.1)	.6	(1.6)

Income before income taxes	14.4	12.5	17.0	12.0
Provision for income taxes	(5.7)	(4.9)	(6.8)	(4.7)

Net income	8.7%	7.6%	10.2%	7.3%

Comparison of Three Months Ended June 29, 2002 to Three Months Ended June 30, 2001

Revenues

Revenues for the quarter ended June 29, 2002 totaled $8.3 million compared to $8.5 million for the comparable period in 2001.

Merchandise sales consist of the sale of product to Play It Again Sports® franchisees through the buying group and retail sales at the Company-owned stores. For the second quarter of 2002 and 2001 merchandise sales were as follows:

	2002	2001
Buying Group	$2,698,200	$2,818,800
Retail Sales	1,289,500	1,350,300

Merchandise Sales	$3,987,700	$4,169,100

The Play It Again Sports® buying group revenues decreased $120,600, or 4.3%, for the quarter ended June 29, 2002 compared to the second quarter last year. This is a result of management’s strategic decision to have more Play It Again Sports® franchisees purchase merchandise directly from vendors and having 33 fewer Play It Again Sports® stores open than one year ago. Retail store sales decreased $60,800, or 4.5%, for the quarter ended June 29, 2002 compared to the second quarter last year. The revenue decline was due to closing three Company-owned stores in the first and second quarters of 2001.

Royalties increased to $4.1 million for the second quarter of 2002 from $3.9 million for the same period in 2001, an approximate 3.4% increase. The increase is primarily due to having 58 franchised Plato’s Closet® Stores open at June 29, 2002 compared to 31 at June 30, 2001.

Franchise fees decreased to $92,500 for the second quarter of 2002 compared to $145,000 for the second quarter of 2001. Seven franchised stores were opened in the second quarter of 2002 compared to nine franchised stores opened during the second quarter last year.

Other revenue decreased $41,500, or 17.2%, for the second quarter of 2002 compared to the second quarter of 2001. The decrease is primarily due to approximately $100,000 in fees received pursuant to the consulting agreement with Hollis Technologies, LLC, in the second quarter of 2001.

Cost of Merchandise Sold

Cost of merchandise sold includes the cost of merchandise sold through the Play It Again Sports® buying group and at Company-owned retail stores. Cost of merchandise sold through the buying group as a percentage of the buying group revenue and cost of merchandise sold at Company-owned stores as a percentage of Company-owned store retail revenue, respectively, for the second quarter of 2002 and 2001 were as follows:

	2002	2001
Buying Group	95.9%	95.3%
Retail	50.4%	53.6%

The 3.2 percentage point decrease in retail cost of goods sold is primarily due to better inventory and margin management at the Company-owned retail stores.

Selling, General and Administrative

The $138,000, or 3.6%, increase in selling, general and administrative expenses in the quarter ended June 29, 2002 compared to the second quarter of 2001 is primarily due to the conferences for Once Upon A Child® and Plato’s Closet® taking place in the second quarter of 2002 compared to the third quarter in 2001.

Interest

During the second quarter of 2002, the Company had net interest income of $65,900 compared to $179,800 of net expense in the second quarter of 2001. This decrease is primarily the result of reduced outstanding debt in the second quarter of 2002 compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 39.4% and 39.2% for the second quarter of 2002 and 2001, respectively.

Comparison of Six Months Ended June 29, 2002 to Six Months Ended June 30, 2001

Revenues

Revenues for the six months ended June 29, 2002 were $17.5 million compared to $18.6 million for the comparable period in 2001.

Merchandise sales consist of the sale of product to Play It Again Sports® franchisees through the Play It Again Sports® buying group and retail sales at the Company-owned stores. For the first six months of 2002 and 2001 merchandise sales were as follows:

	2002	2001
Buying Group	$5,805,100	$7,014,500
Retail Sales	2,612,500	2,805,700

Merchandise Sales	$8,417,600	$9,820,200

The Play It Again Sports® buying group revenues decreased $1,209,400, or 17.2%, for the six months ended June 29, 2002 compared to the same period last year. This is a result of management’s strategic decision to have more Play It Again Sports® franchisees purchase merchandise directly from vendors and having 33 fewer stores open than one year ago. Retail store sales decreased $193,200, or 6.9%, for the six months ended June 29, 2002 compared to the same period last year. The revenue decline was due to closing three Company-owned stores in the first and second quarters of 2001.

Royalties increased to $8.5 million for the first six months of 2002 from $7.9 million for the first six months of 2001, a 7.3% increase. This increase is due to increased franchise store retail sales primarily in Play It Again Sports® and a result of having 58 franchised Plato’s Closet® stores open at June 29, 2002 compared to 31 at June 30, 2001.

Franchise fees decreased to $257,500 for the first six months of 2002 compared to $307,500 for the first six months of 2001.

Other revenue decreased $205,100, or 33.9%, for the first six months of 2002 compared to the first six months of 2001. The decrease is primarily due to approximately $200,000 in fees received on the consulting agreement with Hollis Technologies, LLC in the first six months of 2001.

Cost of Merchandise Sold

Cost of merchandise sold includes the cost of merchandise sold through the Play It Again Sports® buying group and at Company-owned retail stores. Cost of merchandise sold through the buying group as a percentage of the buying group revenue and cost of merchandise sold at Company-owned stores as a percentage of Company-owned retail store revenue, respectively, for the first six months of 2002 and 2001 were as follows:

	2002	2001
Buying Group	96.0%	95.9%
Retail	51.4%	54.8%

The 3.4 percentage point decrease in retail cost of goods sold is primarily due to better inventory and margin management at the Company-owned retail stores.

Selling, General and Administrative

The $84,200, or 1.1%, decrease in selling, general and administrative expenses in the first six months ended June 29, 2002 compared to the first six months of 2001 is primarily due to closing three Company-owned stores in the first and second quarters of 2001 and elimination of related costs partially offset by increased conference, advertising production and development advertising expenses.

Interest

During the first six months of 2002, the Company had net interest income of $105,900 compared to $304,800 of net expense in the first six months of 2001. This decrease is primarily the result of reduced outstanding debt in the first six months of 2002 compared to the same period last year. The decrease in interest income is primarily due to reduced finance charge income on the Play It Again Sports® buying group receivables. The receivable balance has decreased as a result of increased collection efforts combined with fewer stores using the buying group central billing function.

Income Taxes

The provision for income taxes was calculated at an effective rate of 39.7% and 39.2% for the first six months of 2002 and 2001, respectively.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have historically been cash flow from operations and bank borrowings. The Company ended the second quarter of 2002 with $6.5 million in cash and investments and a current ratio of 2.71 to 1.0 compared to $4.4 million in cash and a current ratio of 2.18 to 1.0 at the end of the second quarter of 2001.

Ongoing operating activities provided cash of $2.3 million for the first six months of 2002 compared to $3.4 million for the same period last year. The higher level of cash provided in 2001 compared to 2002 was primarily due to increased efforts of collecting accounts receivable in 2001 partially offset by an increase in net income of $445,100 in the first six months of 2002. For the first six months of 2002, components of the cash provided by operating assets and liabilities include a $720,500 decrease in accounts receivable as a result of improved collection performance and a reduction in buying group activity. Deferred franchise fee revenue provided cash of $250,000 due to increased deposits on future store openings. Inventory provided cash of $162,500 due to reduced inventory levels at the Company-owned stores. Components of cash utilized by operating assets and liabilities include a $504,100 decrease in accounts payable as a result of a reduction in buying group activity and a $408,000 decrease in accrued liabilities primarily due to lower bonus and payroll accruals.

Investing activities used $3.3 million of cash during the first six months of 2002 primarily related to the purchase of investments.

Financing activities provided $368,700 of cash during the first six months of 2002 principally from cash received on the exercise of options and warrants offset by payments on long-term debt. The payments on long-term debt includes $82,800 to Tool Traders, Inc. as part of a full and final settlement and $23,100 on other notes.

On July 31, 2000, the Company entered into a credit agreement with Rush River Group, LLC, an affiliate of the Company, to provide a credit facility of up to $7.5 million dollars (“Rush River Facility”). The credit agreement allows such amount to be drawn upon by the Company in one or more term loans. The initial term loan was $5.0 million dollars to be repaid by the Company over a seven-year period. The term loan was accruing interest at 14% per year. New term loans will accrue interest at 8% per year. Once repaid, amounts may not be reborrowed. As of June 29, 2002 , there was no outstanding balance on the initial term loan. The Rush River Facility is secured by a lien against substantially all of the Company’s assets. Rush River Group, LLC has agreed to subordinate its lien to any lien of a financial institution relating to financing not to exceed $2.5 million dollars. As June 29, 2002, the Company had remaining borrowing availability of $2.5 million under the Rush River Facility.

Among other requirements, the Rush River Facility currently requires that the Company maintain shareholders’ equity of at least $1,922,000. In addition, if there is a change of control as defined in the credit agreement governing the Rush River Facility, such change of control is an event of default, and Rush River Group, LLC may declare all amounts outstanding under such term notes immediately due and payable. The Rush River Facility also contains an agreement allowing the Company to prepay any and all amounts outstanding under the Rush River Facility without premium or penalty. In connection with the Rush River Facility, the Company issued to Rush River Group, LLC a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrant was exercised on May 21, 2002.

On July 30, 2002 the Company executed a subscription agreement with Tomsten’s, Inc., the parent company of the “Archiver’s” retail chain. The agreement requires the Company to invest a total of $6 million in the purchase of common stock of Tomsten’s, Inc. The initial $2 million was paid on July 30, 2002, with additional $2 million increments due on February 1, 2003 and August 1, 2003.

The Company believes that the Rush River Facility, along with cash generated from future operations and cash and investments on hand, will be adequate to meet the Company’s current obligations, including the investment in “Archiver’s”, and operating needs.

New Accounting Pronouncements

On June 29, 2001, the FASB approved for issuance, SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Intangible Assets.” Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill is no longer subject to amortization.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of this pronouncement on January 1, 2002 had no effect on the Company’s results of operations or financial position.

Factors That May Affect Future Results

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, our statement that we will have adequate capital reserves to meet our current and contingent obligations and operating needs are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act. Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements.

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

Approximately $2.7 million of our investments at June 29, 2002 was invested in fixed income securities and $2.8 million in money market mutual funds, which are subject to the effects of market fluctuations in interest rates. A one percent change in interest rates would not have a significant impact on the fair value of these investments.

PART II.    OTHER INFORMATION

Items 1 – 3:

Not applicable.

Item 4:    Submission of Matters to a Vote of Security-holders

At the Annual Shareholders meeting held on May 1, 2002, the Company submitted to a vote of security-holders the following matters which received the indicated votes:

1.	Approving setting the number of members of the Board of Directors at seven (7):

For: 3,983,904	Against: 4,846	Abstain: 5,245

2.	Election of Directors:

	For:	Withhold:
John L. Morgan	3,985,785	8,210
Kirk A. MacKenzie	3,986,985	7,010
Paul C. Reyelts	3,986,985	7,010
William D. Dunlap, Jr.	3,986,985	7,010
Mark L. Wilson	3,986,885	7,110
Stephen M. Briggs	3,985,585	8,410
Jenele C. Grassle	3,986,885	7,110

3.	Ratifying the appointment of Arthur Andersen LLP as independent auditors for the current fiscal year:

For: 3,829,509	Against: 160,003	Abstain: 4,483

3.	In their discretion, upon such other business as may properly come before the meeting or any adjournment thereof:

For: 3,864,837	Against: 12,667	Abstain: 116,491

Item 5:

Not applicable.

Item 6:    Exhibits and Reports on Form 8-K

(a.)  Exhibits

99.1 Certification of Chief Executive Officer.
99.2 Certification of principal financial and accounting officer

(b.)  Reports on Form 8-K

On June 25, 2002, the Company filed an 8-K related to a change in Independent Auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINMARK CORPORATION

Date: August 9, 2002	By:	/s/ JOHN L. MORGAN John L. Morgan Chairman of the Board and Chief Executive Officer

Date: August 9, 2002	By:	/s/ PAUL F. KELLY Paul F. Kelly Vice President of Financial Services (principal financial and accounting officer)

EXHIBIT INDEX
WINMARK CORPORATION
FORM 10-Q FOR QUARTER ENDED JUNE 29, 2002

Exhibit No.	Description
99.1	Certification of Chief Executive Officer
99.2	Certification of principal financial and accounting officer