Form 10-Q
period 2002-09-28
WINMARK CORP
filed 2002-11-01
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2002

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

Common stock, no par value, 5,717,197 shares outstanding as of October 31, 2002

WINMARK CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements (Unaudited)

	CONDENSED BALANCE SHEETS: September 28, 2002 and December 29, 2001	3

	CONDENSED STATEMENTS OF OPERATIONS: Three Months Ended September 28, 2002 and September 29, 2001 Nine Months Ended September 28, 2002 and September 29, 2001	4

	CONDENSED STATEMENTS OF CASH FLOWS: Nine Months Ended September 28, 2002 and September 29, 2001	5

	NOTES TO CONDENSED FINANCIAL STATEMENTS	6–8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8–15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II.	OTHER INFORMATION	PAGE

	Items 1 through 5 have been omitted since all items are inapplicable or answers negative.

Item 6.	Exhibits and Reports on Form 8-K	16

(a.) Exhibits
	99.1 Certification of Chief Executive Officer

	99.2 Certification of Vice President of Financial Services and principal financial and accounting officer

(b.) On August 2, 2002, the Company filed an 8-K related to the investment in the “Archiver’s” retail chain.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

WINMARK CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

	September 28, 2002	December 29, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$375,500	$1,053,000
Short-term investments	6,225,000	2,934,500
Receivables, less allowance for doubtful accounts of $509,700 and $576,000	2,879,200	3,308,800
Inventories	897,300	1,084,100
Prepaid expenses and other	652,400	667,800
Deferred income taxes	1,598,000	1,598,000

Total current assets	12,627,400	10,646,200

Long-term investment	2,000,000	—
Long-term receivables, net	151,400	124,100
Property and equipment, net	394,200	738,100
Other assets, net	707,000	780,600

	$15,880,000	$12,289,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,898,300	$1,794,700
Accrued liabilities	2,829,200	2,885,500
Current maturities of long-term debt	—	41,500
Current deferred revenue	583,200	515,600

Total current liabilities	5,310,700	5,237,300

Long-term debt, less current maturities	—	158,000

Deferred gain on sale of building	135,900	273,300

Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 5,717,197 and 5,383,354 shares issued and outstanding	3,238,300	1,376,000
Common stock warrants	—	822,000
Other comprehensive income (loss)	(85,900)	—
Retained earnings	7,281,000	4,422,400

Total shareholders’ equity	10,433,400	6,620,400

	$15,880,000	$12,289,000

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
REVENUE:
Merchandise sales	$3,689,200	$4,805,700	$12,106,800	$14,625,900
Royalties	3,950,900	3,906,300	12,422,000	11,801,300
Franchise fees	337,500	210,500	595,000	518,000
Other	207,700	211,800	607,500	583,400

Total revenue	8,185,300	9,134,300	25,731,300	27,528,600

COST OF MERCHANDISE SOLD	2,859,300	3,948,400	9,776,100	12,210,300

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,617,700	3,564,800	11,366,100	11,397,400

GAIN ON SALE OF COMPUTER RENAISSANCE	—	879,000	—	1,112,300

Income from operations	1,708,300	2,500,100	4,589,100	5,033,200

INTEREST INCOME	69,900	68,400	202,700	241,000

INTEREST EXPENSE	(13,700)	(511,400)	(40,600)	(988,800)

Income before income taxes	1,764,500	2,057,100	4,751,200	4,285,400

PROVISION FOR INCOME TAXES	(705,800)	(806,400)	(1,892,600)	(1,679,900)

NET INCOME	$1,058,700	$1,250,700	$2,858,600	$2,605,500

NET INCOME PER COMMON SHARE – BASIC	$.19	$.23	$.52	$.48

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	5,664,647	5,392,254	5,517,103	5,390,314

NET INCOME PER COMMON SHARE – DILUTED	$.17	$.21	$.47	$.46

WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	6,178,645	5,859,162	6,046,884	5,654,659

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 28, 2002	September 29, 2001
OPERATING ACTIVITIES:
Net income	$2,858,600	$2,605,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	447,400	724,100
Deferred gain on building sale	(137,400)	(137,400)
Deferred financing cost	34,400	505,700
Change in operating assets and liabilities:
Receivables	402,300	2,489,000
Inventories	186,800	212,400
Prepaid expenses and other	72,700	(49,100)
Accounts payable	103,600	(434,200)
Accrued liabilities	(56,300)	1,015,400
Deferred franchise fee revenue	67,600	(64,900)

Net cash provided by operating activities	3,979,700	6,866,500

INVESTING ACTIVITIES:
Purchase of investments	(5,433,700)	—
Purchase of property and equipment	(64,300)	(46,800)

Net cash used for investing activities	(5,498,000)	(46,800)

FINANCING ACTIVITIES:
Payments on long-term debt	(199,500)	(5,281,900)
Proceeds from stock option/warrant exercises	1,040,300	22,900

Net cash provided by (used for) financing activities	840,800	(5,259,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(677,500)	1,560,700
Cash and cash equivalents, beginning of period	1,053,000	2,005,100

Cash and cash equivalents, end of period	$375,500	$3,565,800

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$20,500	$513,700

Cash paid for income taxes	$1,297,300	$1,073,500

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

Revenues and operating results for the three month period and nine month period ended September 28, 2002 are not necessarily indicative of the results to be expected for the full year.

Long-term Investment

On July 30, 2002, the Company executed a subscription agreement with Tomsten, Inc., the parent company of the “Archiver’s” retail chain. The agreement requires the Company to invest a total of $6 million in the purchase of common stock of Tomsten, Inc. The initial $2 million was paid on July 30, 2002, with additional $2 million increments due on February 1, 2003 and August 1, 2003. The investment is accounted for by the cost method.

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

2.    Organization and Business:

The Company offers licenses to operate retail stores using the service marks Play it Again Sports®, Once Upon A Child®, Music Go Round® and Plato’s Closet®. In addition, the Company sells inventory to its Play It Again Sports® franchisees through its buying group and operates eight retail stores. The Company has a 52/53-week year which ends on the last Saturday in December.

3.    Net Income Per Common Share:

The Company calculates net income per share in accordance with SFAS No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Net Income Per Common Share—Basic. The Company calculates Net Income Per Share—Dilutive by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method. The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of 513,998 and 466,908 stock options and warrants for the quarters ended and 529,781 and 264,345 for the nine months ended September 28, 2002 and September 29, 2001, respectively.

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

The Company adopted SFAS No. 142 in the first quarter of its fiscal year ending December 28, 2002. The balance of goodwill, net of accumulated amortization, was $486,200 as of January 1, 2002. The Company’s annual goodwill amortization was approximately $38,100, which ceased effective January 1, 2002 upon adoption of the new rules. The adoption of the impairment provisions of SFAS No. 142, did not have an impact on the consolidated financial position or results of operations of the Company.

The following tables set forth pro forma net income and net income per share:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net income as reported	$1,058,700	$1,250,700	$2,858,600	$2,605,500
Add back: Goodwill amortization (net of tax)	—	5,800	—	17,400

Adjusted net income	$1,058,700	$1,256,500	$2,858,600	$2,622,900

Basic net income per share:
Reported net income	$.19	$.23	$.52	$.48
Goodwill amortization	—	—	—	—

Adjusted net income	$.19	$.23	$.52	$.48

Diluted net income per share:
Reported net income	$.17	$.21	$.47	$.46
Goodwill amortization	—	—	—	—

Adjusted net income	$.17	$.21	$.47	$.46

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

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002. We anticipate that the adoption of SFAS No. 146 will not have a significant effect on our results of operations.

5.    Other Contingencies:

In addition to the operating lease obligations disclosed in footnote 10 of the Company’s Form 10-K for the year ended December 29, 2001, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed. As of September 28, 2002, the Company is contingently liable on these leases for up to an additional $51,100. These leases have various expiration dates through 2006. The Company’s believes it has adequate reserves for any future liability, along with the monthly reduction of exposure as leases are paid, expire or are renewed by the current operator of the location.

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

Following is a summary of the Company’s franchising and corporate retail store activity for the three months ended September 28, 2002:

	TOTAL 6/29/02	OPENED	CLOSED		TOTAL 9/28/02
Play It Again Sports®

Franchised Stores – US and Canada Other	468 24	2 0	(11 (1	) )	459 23

Once Upon A Child®

Franchised Stores – US and Canada Corporate	226 1	2 0	(4 0)		224 1

Music Go Round®

Franchised Stores – US Corporate	55 6	0 0	(5 0)		50 6

Plato’s Closet®

Franchised Stores—US Corporate	58 1	14 0	0 0		72 1

Total	839	18	(21)		836

Following is a summary of the Company’s franchising and corporate retail store activity for the nine months ended September 28, 2002:

	TOTAL 12/29/01	OPENED	CLOSED		TOTAL 9/28/02
Play It Again Sports®

Franchised Stores – US and Canada Other	478 24	4 0	(23 (1	) )	459 23

Once Upon A Child®

Franchised Stores – US and Canada Corporate	229 1	6 0	(11 0)		224 1

Music Go Round®

Franchised Stores – US Corporate	57 6	0 0	(7 0)		50 6

Plato’s Closet®

Franchised Stores – US Corporate	45 1	27 0	0 0		72 1

Total	841	37	(42)		836

Results of Operations

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Revenue:
Merchandise sales	45.1%	52.6%	47.0%	53.1%
Royalties	48.3	42.8	48.3	42.9
Franchise fees	4.1	2.3	2.3	1.9
Other	2.5	2.3	2.4	2.1

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of merchandise sold	34.9	43.2	38.0	44.4
Selling, general and administrative expenses	44.2	39.0	44.2	41.4
Gain on sale of Computer Renaissance®	0.0	9.6	0.0	4.1

Income from operations	20.9	27.4	17.8	18.3
Interest and other income, net	0.6	(4.9)	0.6	(2.7)

Income before income taxes	21.5	22.5	18.4	15.6
Provision for income taxes	(8.6)	(8.8)	(7.3)	(6.1)

Net income	12.9%	13.7%	11.1%	9.5%

Comparison of Three Months Ended September 28, 2002 to
Three Months Ended September 29, 2001

Revenues

Revenues for the quarter ended September 28, 2002 totaled $8.2 million compared to $9.1 million for the comparable period in 2001.

Merchandise sales consist of the sale of product to Play It Again Sports® franchisees through the buying group and retail sales at the Company-owned stores. For the third quarter of 2002 and 2001 merchandise sales were as follows:

	2002	2001
Buying Group	$2,222,500	$3,298,700
Retail Sales	1,466,700	1,507,000

Merchandise Sales	$3,689,200	$4,805,700

The Play It Again Sports® buying group revenues decreased $1,076,200, or 32.6%, for the quarter ended September 28, 2002 compared to the third quarter last year. This is a result of management’s strategic decision to have more Play It Again Sports® franchisees purchase merchandise directly from vendors and having 32 fewer Play It Again Sports® stores open than one year ago. Retail store sales decreased $40,300, or 2.7%, for the quarter ended September 28, 2002 compared to the third quarter last year.

Royalties increased to $4.0 million for the third quarter of 2002 from $3.9 million for the same period in 2001, an approximate 1.1% increase. The increase is primarily due to having 72 franchised Plato’s Closet® Stores open at September 28, 2002 compared to 44 at September 29, 2001.

Franchise fees increased to $337,500 for the third quarter of 2002 compared to $210,500 for the third quarter of 2001. Eighteen franchised stores were opened in the third quarter of 2002 compared to 20 franchised stores opened during the third quarter last year. Two stores were opened in the third quarter of 2002 that were not required to pay a franchise fee compared to nine stores in the third quarter of 2001.

Other revenue decreased $4,100, or 1.9%, for the third quarter of 2002 compared to the third quarter of 2001.

Cost of Merchandise Sold

Cost of merchandise sold includes the cost of merchandise sold through the Play It Again Sports® buying group and at Company-owned retail stores. Cost of merchandise sold through the buying group as a percentage of the buying group revenue and cost of merchandise sold at Company-owned stores as a percentage of Company-owned store retail revenue, respectively, for the third quarter of 2002 and 2001 were as follows:

	2002	2001
Buying Group	95.6%	96.1%
Retail Stores	50.1	51.7

The 1.6 percentage point decrease in retail cost of goods sold is primarily due to better inventory management and the Company’s efforts to improve its used inventory purchasing methods at the Company-owned retail stores.

Selling, General and Administrative

Selling, general and administrative expenses increased $52,900, or 1.5% in the quarter ended September 28, 2002 compared to the third quarter of 2001.

Sale of Computer Renaissance

On August 1, 2001, the Company entered into a Settlement Agreement and Mutual Release with Hollis Technologies, LLC and CompRen, Inc. (“Hollis”) to settle claims Hollis asserted against $1.0 million of escrowed funds. Hollis deposited the $1.0 million in an escrow account pursuant to the sale of the Company’s Computer Renaissance franchise and retail operations to Hollis on August 30, 2000. Pursuant to the Settlement Agreement and Mutual Release, the parties terminated the escrow agreement, released each other of certain claims, and Hollis and the Company received approximately $400,000 and $600,000 of the escrowed funds, respectively. In addition, all accrued interest on the escrowed funds was distributed to the Company. The Company dismissed its lawsuit against Hollis seeking the escrowed funds. On September 25, 2001, the Company received $200,000 for full settlement on the consulting agreement with Hollis.

Interest

During the third quarter of 2002, the Company had net interest income of $56,200 compared to $443,000 of net expense in the third quarter of 2001. This decrease is primarily the result of reduced outstanding debt in the third quarter of 2002 compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 40.0% and 39.2% for the third quarter of 2002 and 2001, respectively.

Comparison of Nine Months Ended September 28, 2002 to
Nine Months Ended September 29, 2001

Revenues

Revenues for the nine months ended September 28, 2002 were $25.7 million compared to $27.5 million for the comparable period in 2001.

Merchandise sales consist of the sale of product to Play It Again Sports® franchisees through the Play It Again Sports® buying group and retail sales at the Company-owned stores. For the first nine months of 2002 and 2001 merchandise sales were as follows:

	2002	2001
Buying Group	$8,027,500	$10,313,200
Retail Sales	4,079,300	4,312,700

Merchandise Sales	$12,106,800	$14,625,900

The Play It Again Sports buying group revenues decreased $2,285,700, or 22.2%, for the nine months ended September 28, 2002 compared to the same period last year. This is a result of management’s strategic decision to have more Play It Again Sports® franchisees purchase merchandise directly from vendors and having 32 fewer Play It Again Sports® stores open than one year ago. Retail store sales decreased $233,400, or 5.4%, for the nine months ended September 28, 2002 compared to the same period last year. The revenue decline was due to closing three Company-owned stores in the first and second quarters of 2001.

Royalties increased to $12.4 million for the first nine months of 2002 from $11.8 million for the first nine months of 2001, a 5.3% increase. This increase is due to increased franchise store retail sales primarily in Play It Again Sports® and a result of having 72 franchised Plato’s Closet® stores open at September 28, 2002 compared to 44 Plato’s Closet® stores at September 29, 2001.

Franchise fees increased to $595,000 for the nine months of 2002 compared to $518,000 for the first nine months of 2001. Thirty-seven franchised stores were opened in the first nine months of 2002 compared to 38 franchised stores opened during the first nine months of 2001. Eight stores were opened in the first nine months of 2002 that were not required to pay a franchise fee compared to 16 stores in the first nine months of 2001.

Other revenue increased $24,100, or 4.1%, for the first nine months of 2002 compared to the first nine months of 2001.

Cost of Merchandise Sold

Cost of merchandise sold includes the cost of merchandise sold through the Play It Again Sports® buying group and at Company-owned retail stores. Cost of merchandise sold as a percentage of the buying group revenue and cost of merchandise sold at Company-owned stores as a percentage of Company-owned retail store revenue for the first nine months of 2002 and 2001 were as follows:

	2002	2001
Buying Group	95.9%	95.9%
Retail Stores	51.0	53.7

The 2.7 percentage point decrease in retail cost of goods sold is primarily due to better inventory management and the Company’s efforts to improve its used inventory purchasing methods at the Company-owned retail stores.

Selling, General and Administrative

Selling, general and administrative expenses decreased $31,300, or 0.3% in the nine months ended September 28, 2002 compared to the same period last year.

Sale of Computer Renaissance

On August 1, 2001, the Company entered into a Settlement Agreement and Mutual Release with Hollis Technologies, LLC and CompRen, Inc. (“Hollis”) to settle claims Hollis asserted against $1.0 million of escrowed funds. Hollis deposited the $1.0 million in an escrow account pursuant to the sale of the Company’s Computer Renaissance franchise and retail operations to Hollis on August 30, 2000.

Pursuant to the Settlement Agreement and Mutual Release, the parties terminated the escrow agreement, released each other of certain claims, and Hollis and the Company received approximately $400,000 and $600,000 of the escrowed funds, respectively. In addition, all accrued interest on the escrowed funds was distributed to the Company. The Company dismissed its lawsuit against Hollis seeking the escrowed funds. On September 25, 2001, the Company received $200,000 for full settlement on the consulting agreement with Hollis.

Interest

During the first nine months of 2002, the Company had net interest income of $162,100 compared to $747,800 of net expense in the first nine months of 2001. This decrease is primarily the result of reduced outstanding debt in the first nine months of 2002 compared to the same period last year. The decrease in interest income is primarily due to reduced finance charge income on the Play It Again Sports® buying group receivables. The receivable balance has decreased as a result of increased collection efforts combined with fewer stores using the buying group central billing function.

Income Taxes

The provision for income taxes was calculated at an effective rate of 39.8% and 39.2% for the first nine months of 2002 and 2001, respectively.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have historically been cash flow from operations and bank borrowings. The Company ended the third quarter of 2002 with $6.6 million in cash and short-term investments and a current ratio of 2.38 to 1.0 compared to $3.6 million in cash and a current ratio of 1.69 to 1.0 at the end of the third quarter of 2001.

Ongoing operating activities provided cash of $4.0 million for the first nine months of 2002 compared to $6.9 million for the same period last year. The higher level of cash provided in 2001 compared to 2002 was primarily due to increased efforts of collecting accounts receivable in 2001 partially offset by an increase in net income of $253,100 in the first nine months of 2002. For the first nine months of 2002, components of the cash provided by operating assets and liabilities include a $402,300 decrease in accounts receivable as a result of improved collection performance and a reduction in buying group activity. Deferred franchise fee revenue provided cash of $67,600 due to increased deposits on future store openings. Inventory provided cash of $186,800 due to reduced inventory levels at the Company-owned stores. Accounts payable provided cash of $103,600 due to reduction in buying group activity. Components of cash utilized by operating assets and liabilities include a $56,300 decrease in accrued liabilities.

Investing activities used $5.5 million of cash during the first nine months of 2002 primarily related to the purchase of investments.

Financing activities provided $840,800 of cash during the first nine months of 2002 principally from cash received on the exercise of options and warrants offset by payments on long-term debt. The payments on long-term debt includes $82,800 to Tool Traders, Inc. as part of a full and final settlement and $116,700 on other notes.

On July 31, 2000, the Company entered into a credit agreement with Rush River Group, LLC, an affiliate of the Company, to provide a credit facility of up to $7.5 million dollars (“Rush River Facility”). The credit agreement allows such amount to be drawn upon by the Company in one or more term loans. The initial term loan was $5.0 million dollars to be repaid by the Company over a seven-year period. Each term loan was accruing interest at 14% per year. New term loans will accrue interest at 8% per year. Once repaid, amounts may not be reborrowed. As of September 28, 2002, there was no outstanding balance on the Rush River Facility. The Rush River Facility is secured by a lien against substantially all of the Company’s assets. Rush River Group, LLC has agreed to subordinate its lien to any lien of a financial institution relating to financing not to exceed $2.5 million dollars. As of September 28, 2002, the Company had remaining borrowing availability of $2.5 million under the Rush River Facility.

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

On July 30, 2002 the Company executed a subscription agreement with Tomsten, Inc., the parent company of the “Archiver’s” retail chain. The agreement requires the Company to invest a total of $6 million in the purchase of common stock of Tomsten, Inc. The initial $2 million was paid on July 30, 2002, with additional $2 million increments due on February 1, 2003 and August 1, 2003.

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

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002. We anticipate that the adoption of SFAS No. 146 will not have a significant effect on our results of operations.

Factors That May Affect Future Results

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, our statement that the Rush River Facility, along with cash generated from future operations and cash and investments on hand will be adequate to meet our current obligations and operating needs are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act. Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements.

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

Approximately $3.2 million of our short-term investments at September 28, 2002 was invested in fixed income securities and $2.7 million in money market mutual funds, which are subject to the effects of market fluctuations in interest rates. A one percent change in interest rates would not have a significant impact on the fair value of these investments.

Item 4:    Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures – Based on their evaluation, as of a date within 90 days prior to the date of the filing of this Form 10-Q, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), the principal executive officer and the principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls – Subsequent to the date of their evaluation, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

Items 1 – 5:

Not applicable.

Item 6:    Exhibits and Reports on Form 8-K

(a.)	Exhibits

99.1	Certification of Chief Executive Officer.
99.2	Certification of Vice President of Financial Services and principal financial and accounting officer.

(b.)	Reports on Form 8-K

On August 2, 2002, the Company filed an 8-K related to the investment in the “Archiver’s” retail chain.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINMARK CORPORATION

Date: November 1, 2002	By:	/s/ JOHN L. MORGAN John L. Morgan Chairman of the Board and Chief Executive Officer

Date: November 1, 2002	By:	/s/ PAUL F. KELLY Paul F. Kelly Vice President of Financial Services and principal financial and accounting officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John L. Morgan, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Winmark Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 1, 2002	Signature:	/s/ JOHN L. MORGAN Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul F. Kelly, Vice President of Financial Services and principal financial and accounting officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Winmark Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 1, 2002	Signature:	/s/ PAUL F. KELLY Vice President of Financial Services (principal financial and accounting officer)

EXHIBIT INDEX
WINMARK CORPORATION
FORM 10-Q FOR QUARTER ENDED SEPTEMBER 28, 2002

Exhibit No.	Description

99.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act Of 2002

99.2	Certification of Vice President of Financial Services and principal financial and accounting officer under Section 906 of the Sarbanes-Oxley Act Of 2002