Form 10-K
period 2002-12-28
WINMARK CORP
filed 2003-03-19
CIK 908315

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 of

the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2002

Commission File Number:  000-22012

WINMARK CORPORATION

(Exact name of Registrant as specified in its charter)

Minnesota	41-1622691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4200 Dahlberg Drive, Suite 100, Minneapolis, MN 55422-4837

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number:  (763) 520-8500

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

Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 126-2 of the Act).

Yes  ☐        No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of such stock on March 10, 2003, as reported on the Nasdaq SmallCap Market, was $16,212,801 million.

Shares of no par value Common Stock outstanding as of March 10, 2003:  5,607,197 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 30, 2003 have been incorporated by reference into Items 10, 11, 12 and 13 of Part III of this report.

WINMARK CORPORATION AND SUBSIDIARY

ITEM 1: BUSINESS

Background

Winmark Corporation, a Minnesota corporation, (referred to herein as “Company,” “we,” “us,” “our” and other similar terms) is a franchisor of four retail brands that buy, sell, trade and consign merchandise. The Company was incorporated in Minnesota in 1988.

Each of our retail store brands emphasizes consumer value by offering high-quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers’ used goods that have been outgrown or are no longer used. The stores also offer new merchandise to customers.

Our significant assets are located within the United States, and we generate all revenues from United States operations other than 2002 franchising revenues from Canadian operations of approximately $1.7 million.

Our four store brands with their fiscal year 2002 system-wide sales, defined as revenues from all franchised and Company owned stores, are summarized as follows:

Play It Again Sports® - $257 million

We began franchising the Play It Again Sports® brand in 1988. Play It Again Sports® stores sell, buy, trade and consign used and new sporting goods, equipment and accessories for a variety of athletic activities including hockey, wheeled sports (in-line skating, skateboards, etc.), fitness, ski/snowboard, golf and baseball/softball. The stores offer a flexible mix of merchandise that is adjusted to adapt to seasonal and regional differences. Play It Again Sports® is known for providing the highest value to the customer by offering a mix of used and new sporting goods.

Once Upon A Child® - $88 million

We began franchising the Once Upon A Child® brand in 1993. Once Upon A Child® stores sell and buy used and new children’s clothing, toys, furniture, equipment and accessories. This store brand primarily targets cost-conscious parents of children ages infant to 10 years with emphasis on children ages seven years old and under. These customers have the opportunity to sell their used children’s items to a Once Upon A Child® store when outgrown and to purchase quality used children’s clothing, toys, furniture and equipment at prices lower than new merchandise. New merchandise is offered to supplement the used merchandise.

Music Go Round® - $31 million

We began franchising the Music Go Round® brand in 1994. Music Go Round® stores sell, buy, trade and consign used and new musical instruments, speakers, amplifiers, music-related electronics and related accessories for parents of children who play musical instruments, as well as professional and amateur musicians.

Plato’s Closet® - $34 million

We began franchising the Plato’s Closet® brand in 1999. Plato’s Closet® stores sell and buy used and new clothing and accessories geared toward the teenage and young adult market. Customers also have the opportunity to sell their used items to a Plato’s Closet® store when outgrown and to purchase quality used clothing and accessories at prices lower than new merchandise.

Following is a summary of our franchising and corporate store activity for the fiscal year ended December 28, 2002:

	TOTAL 12/29/01	OPENED/ PURCHASED	CLOSED/ SOLD	TOTAL 12/28/02
Play It Again Sports®
Franchised Stores - US and Canada	481(1)	7	(34)	454
Other	24	0	(1)	23
Once Upon A Child®
Franchised Stores - US and Canada	229	8	(17)	220
Company Owned	1	0	0	1
Plato’s Closet®
Franchised Stores	45	31	0	76
Company Owned	1	0	0	1
Music Go Round®
Franchised Stores	57	0	(10)	47
Company Owned	6	0	0	6

Total	844	46	(62)	828

(1)	Three stores considered closed at 12/29/01 were reopened in fiscal 2002.

Franchising Overview

We use franchising as a business method of distributing goods and services through our retail brands to consumers. We, as franchisor, own a business brand, represented by a service mark or similar right, and an operating system for the franchised business. We then enter into franchise agreements with franchisees and grant the franchisee the right to use our business brand, service marks and operating system to manage a retail business. Franchisees are required to operate their businesses in accordance with the systems, specifications, standards and formats we develop for the business brand. We train the franchisees on how to operate the franchised business. We also provide continuing support and service to our franchisees.

Business Strategy

Our business strategy is to develop value-oriented retail brands based on a mix of used and new merchandise and to franchise rights to franchisees who open franchised stores under such brands. The key elements of this strategy include (i) franchising the rights to operate retail stores offering value-oriented merchandise, (ii) attracting new, qualified franchisees and (iii) provide initial and continuing support to franchisees. The Company has and intends to reinvest operating cash flow generated from its business into (i) supporting the current franchise system, (ii) making investments in infrastructure to support our corporate needs and (iii) pursuing investment opportunities.

1. Offering Value-Oriented Merchandise

Our retail brands provide value to consumers by purchasing and reselling used merchandise that consumers have outgrown or no longer use at substantial savings from the price of new merchandise. We also offer value-priced new merchandise. By offering a combination of high-quality used and value-priced new merchandise, we benefit from consumer demand for value-oriented retailing. In addition, we believe that among national retail operations our retail store brands provide a unique source of value to consumers by purchasing used merchandise. We also believe that the strategy of buying used merchandise increases consumer awareness of our retail brands.

2. Attracting Franchisees

Our franchise marketing program seeks to attract prospective franchisees with experience in management and operations and an interest in being the owner and operator of their own business. We seek franchisees who: (i) have a sufficient net worth, (ii) have prior business experience, and (iii) intend to be integrally involved with the management of the store. At December 28, 2002, we had 22 franchise agreements for stores that are expected to open in 2003.

We began franchising in Canada in 1991 and, as of December 28, 2002, had 81 franchised stores open in Canada. The Canadian stores are operated by franchisees under agreements substantially similar to those used in the United States.

3. Franchise Support

As a franchisor, our success depends upon our ability to develop and support competitive and successful franchise brands. We emphasize the following areas of franchise support and assistance.

Training

Each franchisee must attend our training program regardless of prior experience. Soon after signing a franchise agreement, the franchisee is required to attend new owner orientation training. This course covers basic management issues, such as preparing a business plan, lease evaluation, evaluating insurance needs and obtaining financing. Our training staff assists each franchisee in developing a business plan for their store with financial and cash flow projections. The second training session is centered on store operations. It covers, among other things, point-of-sale computer training, inventory selection and acquisition, sales, marketing and other topics. We provide the franchisee with operations manuals that we periodically update.

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

Purchasing

During training each franchisee is taught how to evaluate, purchase and price used goods. In addition to purchasing used products from customers who bring merchandise to the store, the franchisee is also encouraged to develop sources for purchasing used merchandise in the community. Franchisees typically do not repair or recondition used products, but rather, purchase quality used merchandise that may be put directly on display for resale on an ‘as is’ basis. We have developed specialized computer point-of-sale systems for Once Upon A Child® and Plato’s Closet® stores that provide the franchisee with standardized pricing information to assist in the purchasing of used items. Play It Again Sports® and Music Go Round® also use buying guides and the point-of-sale system to assist franchisees in pricing used items.

We provide centralized buying services including credit and billing for the Play It Again Sports® franchisees. Upon credit approval, Play It Again Sports® franchisees may order through the buying group, in which case, product is drop-shipped directly to the store by the vendor. We are invoiced by the vendor and, in turn, we invoice the franchisee adding a 4% service fee to cover our costs of operating the buying group. Our Play It Again Sports® franchise system uses several major vendors including Bauer® Nike Hockey, The Hockey Company and Keys Fitness. The loss of any of the above vendors would change the vendor mix, but not significantly change our product offered.

To provide the franchisees of our Plato’s Closet®, Once Upon A Child®, and Music Go Round® systems a source of affordable new product, we have developed relationships with our significant vendors and negotiated prices for our franchisees to take advantage of the buying power a franchise system brings.

Our typical Once Upon A Child® franchised store purchases approximately 75% of its new product from Graco®, Million Dollar Baby and Cosco®. While we believe that there are several other vendors that could adequately replace the loss of any of these three major vendors, it would alter the selection of product offered.

There are no significant vendors to our typical Music Go Round® or Plato’s Closet® franchised store.

Retail Advertising and Marketing

We encourage our franchisees to implement a marketing program that includes one or more of the following: television, radio, direct mail, point-of-purchase materials, in store signage and local store marketing programs. Through these mediums, we advertise that we buy, sell and trade used and new items. Franchisees of the respective brands are required to spend the following minimum percentage of their gross sales on approved advertising and marketing: Play It Again Sports® - 5%, Once Upon A Child® - 5%, Music Go Round® - 3% and Plato’s Closet® - 4%. In addition, all franchisees are required to pay us an annual marketing fee of $500. Franchisees may be required to participate in regional cooperative advertising groups.

Computerized Point-Of-Sale Systems

We require franchisees to use a retail information management computer system in each store, which has evolved with the development of new technology. Stores which were opened prior to April 1992 were not required to install the system. This computerized point-of-sale system is designed specifically for use in our franchise retail stores. The current system includes our proprietary Data Recycling System® software (unless a franchisee receives approval for another acceptable software program), a dedicated server, one or more work station registers, a receipt printer, a report printer and a bar code scanner, together with software modules for inventory management, cash management and customer information management. We generally require franchisees to purchase their computer hardware from us. The Data Recycling System® software is designed to accommodate buying and consigning of used merchandise. This system provides franchisees with an important management tool that reduces errors, increases efficiencies and enhances inventory control. We provide both computer software and hardware support for the system through our Computer Support Center located at our Company headquarters.

Winmark Business Solutions

In November 2002, we established Winmark Business Solutions to provide support to franchisees beyond that typically provided by a franchisor as well as other small businesses. Winmark Business Solutions focuses on providing training, information, products and services, directly or through third parties, that focuses on making franchisees and small businesses more successful.

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

The Franchise Agreement

We enter into franchise agreements with our franchisees. The following is a summary of certain key provisions of our current standard franchise agreement. Except as noted, the franchise agreements used for each of our business brands are generally the same.

Each franchisee must execute our franchise agreement and pay an initial franchise fee. At December 28, 2002, the franchise fee for all brands was $20,000 for an initial store. Once a franchisee opens its initial store, it can open additional stores, in any brand, by paying a $15,000 franchise fee, provided an acceptable territory is available and the franchisee meets minimum standards. Typically, the franchisee’s initial store is open for business within 270 days from the date the franchise agreement is signed. The franchise agreement has an initial term of 10 years, with subsequent 10-year renewal periods, and grants the franchisee an exclusive geographic area which will vary in size depending upon population, demographics and other factors. A renewal fee equal to $5,000 is payable to us as part of any franchise renewal. As an incentive, we generally refund the renewal fee if a franchisee modernizes its store to meet our standards. Under current franchise agreements, franchisees of the respective brands are required to pay us weekly continuing fees (royalties) equal to the following percentage of gross sales: Play It Again Sports® - 5%, Once Upon A Child® - 5%, Music Go Round® - 3% and Plato’s Closet® - 4%. Upon completion of the initial 10-year term, Play It Again Sports® and Once Upon A Child® royalties are adjusted to 4%. Play It Again Sports® franchisees opening their second or additional store pay us a 4% royalty for that store.

Each franchisee is required to pay us an annual marketing fee of $500. Each Play It Again Sports® and Once Upon A Child® franchisee is required to spend 5% of its gross sales for advertising and promoting its franchised store. We have the option to increase the minimum advertising expenditure requirement for these franchises to 6% of the franchisee’s gross sales, of which up to 2% would be paid to us as an advertising fee for deposit in an advertising fund. This fund would be managed by us and would be used for advertising and promotion of the franchise system. We expect to initiate this advertising fund when we determine that the respective franchise system warrants such an advertising and promotion program. Music Go Round® franchisees are required to spend at least 3% of gross sales for approved advertising. We have the option to increase the minimum advertising expenditure requirement for these franchises to a total of 4% of the franchisee’s gross sales, of which up to one-third would be paid to us as an advertising fee for deposit into an advertising fund. Plato’s Closet® franchisees are required to spend at least 4% of gross sales for approved advertising. We have an option to increase the minimum advertising expenditure requirement for these franchises up to at total of 5% of franchisee’s gross sales, of which up to 2% would be paid to us as an advertising fee for deposit into an advertising fund.

During the term of a franchise agreement, franchisees agree not to operate directly or indirectly any competitive business. In addition, franchisees agree that after the end of the term or termination of the franchise agreement, franchisees will not operate any competitive business for a period of one year and within a reasonable geographic area. We will pursue enforcement of our noncompetition clause vigorously; however, these noncompetition clauses are not enforceable in certain states or in all circumstances.

Although our franchise agreements contain provisions designed to assure the quality of a franchisee’s operations, we have less control over a franchisee’s operations than we would if we owned and operated the store. Under the franchise agreement, we have a right of first refusal on the sale of any franchised store, but we are not obligated to repurchase any franchise.

Renewal of the Franchise Relationship

At the end of the 10-year term of each franchise agreement, each franchisee has the option to “renew” the franchise relationship by signing a new 10-year franchise agreement. If a franchisee chooses not to sign a new franchise agreement, a franchisee must comply with all post termination obligations including the franchisee’s noncompetition clause discussed above. This noncompetition clause may not be enforceable in certain states or in all circumstances. We may choose not to renew the franchise relationship only when permitted by the franchise agreement and applicable state law.

In 2002, 114 Play It Again Sports® franchise agreements expired. Of those franchise relationships, 102 were “renewed” with the signing of a new 10-year franchise agreement. In 2003, 2004 and 2005, 68, 42 and 30 Play It Again Sports® franchise agreements will expire, respectively. We believe that renewing a significant number of these franchise relationships is important to the success of this franchise system.

Two Once Upon A Child® franchise agreements expired in 2002, one franchise relationship was renewed for an additional 10-year period. In 2003, 2004 and 2005, 37, 42 and 19 Once Upon A Child® franchise agreements will expire, respectively. We believe that renewing a significant number of these franchise relationships is important to the success of the Company.

None of our other franchise systems have franchise agreements that will expire in 2003.

Acquisition and Dispositions

We acquired the rights to Play It Again Sports® in 1988 and, since that date, have made a series of acquisitions and dispositions to grow, diversify and divest, in certain cases, our franchise brands. Our more recent acquisitions and dispositions are listed below.

•	In August 2000, we completed the sale of substantially all the assets related to the Computer Renaissance® franchising and retailing operations for $3.0 million to Hollis Technologies, LLC. One million dollars of the purchase price was to be held in an escrow account for up to 18 months from August 30, 2000. On August 1, 2001, the Company entered a Settlement Agreement and Mutual Release with Hollis Technologies, LLC to settle claims Hollis asserted against $1.0 million of escrowed funds. Pursuant to the Settlement Agreement and Mutual Release, the parties terminated the escrow agreement, released each other of certain claims, and Hollis and the Company received approximately $400,000 and $600,000 of the escrowed funds, respectively. In addition, all accrued interest on the escrowed funds was distributed to the Company. In addition, at the time of the sale, we entered into a five-year consulting agreement to provide ongoing franchise and business consulting services to Hollis Technologies, LLC. Pursuant to the Consulting Agreement, Hollis Technologies, LLC agreed to make 60 equal monthly payments of $33,333 to us over the term of the agreement. On September 25, 2001 after receiving 11 payments, the Company received an additional $200,000 for full settlement of all amounts that would otherwise have been payable under the consulting agreement.

•	In January 1999, we acquired certain assets and franchising rights of Plato’s Closet, Inc. of Columbus, Ohio for total consideration of $400,000 plus a percentage of future royalties from Plato’s Closet® franchised stores for a period of seven years. There were four stores in operation at the time of purchase. We began franchising the Plato’s Closet® brand in 1999.

•	In June 1998, we completed the sale of the assets and franchising rights of our Disc Go Round® brand to CD Warehouse, Inc. for $7.0 million cash plus the assumption of $384,000 in deferred franchise fees. At the time of the sale, there were 137 Disc Go Round® stores in operation, including three Company-owned stores, and an additional 37 franchise agreements were awarded for stores that were not yet opened. The sale resulted in a $5,231,500 operating gain in the second quarter ending June 27, 1998.

•	In April 1998, we acquired certain assets and franchising rights of Tool Traders, Inc. of Detroit, Michigan, which formed the basis for our ReTool® store brand. We paid $380,200 plus a percentage of future royalties for a period of seven years. At the time of acquisition, there were two retail stores in operation under the name Tool Traders. We changed the name and began franchising the ReTool® brand in 1998. In November of 2001, we ceased franchising our ReTool® brand. At that time, there were 16 ReTool® franchisees. We entered into trademark license agreements with each of our existing franchisees and terminated our franchise agreements with such franchisees. We paid approximately $125,000 to former franchisees (other than Tool Traders, Inc.) to settle any prospective claims. In connection with ceasing ReTool® franchise operations, we paid $125,000 as full and final settlement of all our outstanding obligations to Tool Traders, Inc. On November 1, 2002, we sold the only ReTool® corporate store to an employee.

Competition

Retailing, including the sale of sporting goods, children’s and teenage apparel, and musical instruments, is highly competitive. Many retailers have substantially greater financial and other resources than we do. Our franchisees compete with established, locally owned retail stores, discount chains and traditional retail stores for sales of new merchandise. Full line retailers generally carry little or no used merchandise. Resale, thrift and consignment shops and garage and rummage sales offer some competition to our franchisees for the sale of used merchandise. We are aware of, and compete with, one franchisor of stores which sells new and used sporting equipment, two franchisors of stores which sell used and new children’s clothing, toys and accessories and one franchisor of teen apparel stores.

Our Play It Again Sports® franchisees compete with large retailers such as The Sports Authority®, Gart Sports and Oshman’s as well as regional and local sporting goods stores. We also compete with department stores such as Target® and Wal-Mart®.

Our Once Upon A Child® franchisees compete primarily with large retailers such as Babies “R” Us®, Wal-Mart®, Target® Stores and various specialty children’s retail stores such as Gap® Kids.

Our Plato’s Closet® franchise stores compete with specialty apparel stores primarily such as Gap®, Abercrombie & Fitch®, Old Navy®, Banana Republic® and The Limited®. We compete with one other franchisor in the teenage clothing retail market.

Our Music Go Round® franchise stores compete with large musical instrument retailers such as Guitar Center® and Sam Ash Music®. We do not believe we compete with any other franchisor directly in relation to the used and new musical instrument market.

Our franchisees may face additional competition in the future. This could include additional competitors that may enter the used merchandise market. We believe that our franchisees will continue to be able to compete with other retailers based on the strength of our value-oriented brands and the name recognition associated with our service marks.

We also face competition in connection with the sale of franchises. Our prospective franchisees frequently evaluate other franchise opportunities before purchasing a franchise from us. We compete with other franchise companies for franchisees based on the following factors, among others: amount of initial investment, franchise fee, royalty rate, profitability and industry. We believe that our franchise brands are competitive with other franchises based on the fees we charge, our franchise support services and the performance of our existing franchise brands.

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

Trademarks and Service Marks

Play It Again Sports®, Once Upon A Child®, Music Go Round® and Plato’s Closet®, among others, are our registered service marks. Winmark™ has been filed with the United States Patent and Trademark Office. These marks are of considerable value to our business. They support our franchise brands and our marketing and sales efforts. We intend to protect our service marks by appropriate legal action where and when necessary. Each service mark registration must be renewed every 10 years. We have, and intend to, continue to take all steps necessary to renew the registration of all our material service marks.

Seasonality

Our Play It Again Sports® and Music Go Round® franchise brands have experienced higher than average sales volumes during the holiday shopping season. Our Once Upon a Child® and Plato’s Closet® franchise brands have experienced higher than average sales volumes during the spring months and, along with our Music Go Round® brand, also during the back to school season. Overall, the different seasonal trends of our brands partially offset each other and do not result in significant seasonality trends on a Company-wide basis.

Employees

As of December 28, 2002, we employed 117 full-time employees, of which 2 were franchise salespersons, 73 were franchise support personnel, 21 were administrative and 21 were retail sales staff. We also employed 34 part-time employees at our Company-owned retail stores as of fiscal year end 2002.

ITEM 2: PROPERTIES

We lease our headquarters facility in Golden Valley, Minnesota. We pay annual base rent of $218,980 plus 55% of common area maintenance charges for the building. The lease expires in July 2004. Our facilities are sufficient to meet our current needs and our immediate future needs.

At December 28, 2002, we leased space for our 8 retail store locations, typically for a fixed monthly rental and operating costs. Four leases are due to expire in 2003, three in 2004 and one in 2008.

ITEM 3: LEGAL PROCEEDINGS

We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Market Information; Holders; Dividends

Our common stock is traded on the Nasdaq SmallCap Market under the symbol “WINA”. The table below sets forth the high and low bid prices of our common stock as reported by Nasdaq for the periods indicated:

2002:	First	Second	Third	Fourth	2001:	First	Second	Third	Fourth
High	11.150	12.100	11.010	10.520	High	5.500	6.800	7.860	11.200
Low	8.540	9.520	9.300	9.000	Low	4.125	4.375	6.300	7.500

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. At March 10, 2003, there were 5,607,197 shares of common stock outstanding held by approximately 874 beneficial shareholders and 183 shareholders of record. We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following information reflects certain information about our equity compensation plans as of December 28, 2002:

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	605,000	$7.27	435,148
Equity compensation plans not approved by security holders(1)(2)	660,000	5.30	—

Total	1,265,000	$6.24	435,148

(1)	On March 22, 2000, the Board of Directors granted John L. Morgan, Chairman and CEO, a non-qualified option to purchase 600,000 shares of the Company’s common stock at an exercise price of $5 per share. The shares vest over five years, 20% per year and began vesting on March 22, 2001. This Option will expire on March 22, 2006 if unexcerised. At December 28, 2002, Mr. Morgan had purchased, 140,000 shares under such option, and after the end of fiscal year 2002, he had exercised options for an additional 50,000 shares.

(2)	On March 22, 2000, Sheldon Fleck, a former consultant to the Company, was granted a warrant to purchase 200,000 shares of common stock at an exercise price of $6 per share. This option will expire on March 22, 2008 if unexercised. Such warrant remains unexercised.

ITEM 6: SELECTED FINANCIAL DATA.

The following table sets forth selected financial information for the periods indicated. The information should be read in conjunction with the financial statements and related notes discussed in Item 8 and 15, and Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed in Item 7.

	Fiscal Year Ended
	(in thousands except per share data)

	December 28, 2002	December 29, 2001	December 30, 2000(1)	December 25, 1999(2)	December 26, 1998(3)
Revenue:
Merchandise sales	$15,466	$19,038	$29,416	$45,163	$73,306
Royalties	16,448	15,623	16,502	19,085	19,473
Franchise fees	769	723	914	1,942	2,986
Other	742	703	715	368	586

Total revenue	33,425	36,087	47,547	66,558	96,351
Cost of merchandise sold	12,355	15,850	25,295	39,387	60,325
Selling, general and administrative expenses	14,746	15,366	18,701	28,320	29,105
Restructuring and other	—	—	—	11,345	—
Nonrecurring charge	—	—	3,338	—	—
Gain on sale of Disc Go Round®	—	—	—	—	5,232
Gain on sale of Computer Renaissance®	—	1,112	537	—	—

Income (loss) from operations	6,324	5,983	750	(12,494)	12,153
Interest income (expense), net	44	(724)	(944)	(1,293)	(239)

Income (loss) before income taxes	6,368	5,259	(194)	(13,787)	11,914
Provision (benefit) for income taxes	2,539	2,062	157	(5,198)	4,670

Net income (loss)	$3,829	$3,197	$(351)	$(8,589)	$7,244

Net income (loss) per common share - diluted	$.63	$.55	$(.07)	$(1.65)	$1.24

Weighted average shares outstanding	6,079	5,792	5,382	5,206	5,833

Balance Sheet Data:
Working capital	$7,468	$4,637	$5,393	$2,748	$1,103
Total assets	16,185	12,289	15,494	29,642	43,141
Total debt	—	200	5,562	16,816	17,949
Shareholders’ equity	11,901	6,620	3,467	2,889	10,165

Selected Financial Ratios:
Return on average assets	26.8%	23.0%	(1.6)%	(23.6)%	17.9%
Return on average equity	41.3%	63.4%	(11.0)%	(131.6)%	52.5%

(1)	In August 2000, the Company completed the sale of the assets of the Computer Renaissance® franchising and retailing operations. See Footnote 5 of the Notes to the Consolidated Financial Statements.
(2)	In November 1999, the Company completed the sale of the assets of the It’s About Games brand. See Footnote 5 of the Notes to the Consolidated Financial Statements.
(3)	In June 1998, the Company completed the sale of Disc Go Round®.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

The following table sets forth selected information from the Company’s Consolidated Statements of Operations expressed as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Fiscal Year Ended			Fiscal 2002 over (under) 2001	Fiscal 2001 over (under) 2000

	December 28, 2002	December 29, 2001	December 30, 2000

Revenues
Merchandise sales	46.3%	52.8%	61.9%	(18.8)%	(35.3)%
Royalties	49.2	43.3	34.7	5.3	(5.3)
Franchise fees	2.3	2.0	1.9	6.4	(20.9)
Other	2.2	1.9	1.5	5.5	(1.7)

Total revenues	100.0	100.0	100.0	(7.4)	(24.1)

Cost of merchandise sold	37.0	43.9	53.2	(22.1)	(37.3)
Selling, general and administrative expenses	44.1	42.6	39.3	4.0	(17.8)
Nonrecurring charge	—	—	7.0	—	(100.0)
Gain on sale of Computer Renaissance®	—	3.1	1.1	(100.0)	107.1

Income from operations	18.9	16.6	1.6	5.7	697.5
Interest and other income (expense), net	.1	(2.0)	(2.0)	(106.1)	(23.3)

Income (loss) before income taxes	19.0	14.6	(0.4)	19.9	2,812.3
Provision for income taxes	7.6	5.7	0.3	23.1	1,214.8

Net income (loss)	11.4%	8.9%	(0.7)%	19.8%	1,011.7%

Revenues

Merchandise sales, which include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and retail sales at the Company-owned stores, are as follows:

	2002	2001	2000
Direct Franchisee Sales	$9,961,600	$13,262,100	$21,523,800
Retail Sales	5,504,500	5,776,400	7,891,900

	$15,466,100	$19,038,500	$29,415,700

The Play It Again Sports® buying group revenue declined in 2002 compared to 2001 as a result of management’s strategic decision to have more Play It Again Sports® franchisees purchase merchandise directly from vendors and having approximately 28 fewer Play It Again Sports® stores open than one year ago. The buying group revenue decline in 2001 compared to 2000 was a result of having 48 fewer Play It Again Sports® open as well as the Company’s re-evaluation of its extension of credit with certain franchisees. The Play It Again Sports® buying group does not contribute to the Company’s net income.

The decrease in retail store sales in 2002 compared to 2001 is due to closing three Company-owned stores in 2001, partially offset by aggregate increased sales at the remaining Company-owned stores. The decrease in retail sales at Company-owned stores for 2001 compared to 2000 is a result of selling or closing five Company-owned stores in 2000.

Revenues from franchising activity were as follows:

	2002	2001	2000
Royalties	$16,447,900	$15,622,900	$16,502,000
Franchise Fees	769,000	722,700	914,000

Our franchisees pay us royalties on their retail net sales from their store operations. Royalties are 3% to 5% of net sales, depending on the brand. Royalties increased to $16.4 million for the fiscal year ended 2002 from $15.6 million for the fiscal year ended 2001, a 5.3% increase. This increase is due to increased franchise store retail sales primarily in Play It Again Sports® and a result of having 76 franchised Plato’s Closet® stores open at December 28, 2002 compared to 45 Plato’s Closet® stores at December 29, 2001. In 2001, royalties decreased $879,100 compared to 2000. This decrease is due to the sale of the Computer Renaissance® brand in August 2000, partially offset by aggregate increase of royalty income from the remaining brands. If royalties related to Computer Renaissance® are excluded from royalties earned in 2000, royalties increased 4.5% in 2001 compared to 2000.

Franchise fees include initial franchise fees from the sale of new franchises and transfer fees related to the transfer of existing franchises. Franchise fee revenue is recognized when the store opens or when the franchise agreement is assigned to a buyer of a franchise. During 1999, the Company revised its fee schedule by eliminating franchise fees for all stores other than the first store opened by a franchisee. As of August 1, 2000, existing franchisees are required to pay an initial franchise fee of $15,000 for each additional franchise. Franchise fees increased to $769,000 for 2002 compared to $722,700 for 2001. Forty-six franchised stores were opened in 2002 compared to 43 franchised stores opened during 2001. Ten stores that opened in 2002 were not required to pay a franchise fee compared to 20 stores in 2001. Franchise fees in 2001 declined $191,300, or 20.9%, from 2000 as a result of opening 43 franchise stores in 2001 compared to 74 in 2000. Twenty stores were opened during 2001 that were not required to pay a franchise fee compared to 29 stores in 2000.

The impact of years 2002 and 2001 being 52 weeks and 2000 being 53 weeks was not significant to comparability between the periods.

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

	2002	2001	2000
Buying Group	95.8%	96.1%	95.0%
Retail Stores	51.0%	53.7%	61.3%

The 2.7 percentage point decrease in 2002 cost of merchandise sold at the Company-owned stores is primarily due to better inventory management and the Company’s efforts to improve its used inventory purchasing methods. The 7.6% percentage point decrease in the 2001 cost of merchandise sold at the Company-owned stores is primarily due to closing under-performing Company-owned stores.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $619,800, or 4.0% in 2002 compared to 2001 primarily due to closing three Company-owned stores in 2001 and the elimination of related costs. The $3.3 million decrease in 2001 selling, general and administrative expenses is primarily due to selling the Computer Renaissance® brand in the third quarter of 2000 and the elimination of related costs and lower salary expense of remaining operations.

Sale of Computer Renaissance®

In August 2000, the Company completed the disposition of substantially all the assets related to the Computer Renaissance® franchising and retailing operations for $3.0 million to Hollis Technologies, LLC and CompRen, Inc. (“Hollis”). One million dollars of the purchase price was to be held in an escrow account for up to 18 months from August 30, 2000. Amounts received from the escrow were recorded as additional income when received. In addition, the Company entered into a five-year $2.0 million consulting agreement to provide ongoing franchise and business consulting services to Hollis. Pursuant to the Consulting Agreement, Hollis agreed to make 60 equal monthly payments of $33,333 to the Company over the term of the agreement.

On August 1, 2001, the Company entered into a Settlement Agreement and Mutual Release with Hollis to settle claims Hollis asserted against $1.0 million of escrowed funds. Pursuant to the Settlement Agreement and Mutual Release, the parties terminated the escrow agreement, released each other from certain claims, and Hollis and the Company received approximately $400,000 and $600,000 of the escrowed funds, respectively. In addition, all accrued interest on the escrowed funds was distributed to the Company. The Company dismissed its lawsuit against Hollis seeking the escrowed funds. On September 25, 2001, the Company received $200,000 for full settlement of all amounts that would otherwise have been payable under the consulting agreement. The Company recorded $1,112,300 as the total settlement amount under these agreements during 2001. As disclosed in Note 4 to the Company’s December 30, 2000 annual report on Form 10-K, the Company has been accounting for the above-described matters on the cash basis of accounting due to their uncertainty of collection. No further amounts are due or expected to be incurred under these agreements.

Sale of Corporate Headquarters

On July 10, 2000, the Company sold its corporate headquarters facility to Koch Trucking, Inc. for $3.5 million in cash. Net proceeds from the sale were used to pay down then existing bank debt. The Company entered into a four-year lease for approximately 55% of the facility pursuant to which the Company will pay annual base rent of $218,980. The sale resulted in a $731,000 gain which is being recognized over the 48-month lease term. For the year ended December 28, 2002, $183,100 of deferred gain was recognized.

Nonrecurring Charge

The Company recorded a pre-tax, nonrecurring charge of $3.3 million in the second quarter of 2000. This charge consisted primarily of two components. First, approximately $2.0 million relates to management’s assessment of current information relating to notes receivable and lease obligations booked in connection with the 1998 sale of Company-owned stores. The other component relates to re-evaluating its brands and Company-owned stores that are not performing at expected levels. As a result of this re-evaluation, certain intangible assets were written-down to reflect estimated realizability of long-lived assets.

Net Interest

During 2002, the Company had net interest income of $44,400 compared to $723,700 and $944,100 of net interest expense in 2001 and 2000, respectively. This change is primarily due to the increase of interest income, offset by acceleration of the remaining debt issuance expense of $210,000 related to the Company’s termination of the Rush River Credit Facility in the fourth quarter of 2002. The decrease in net interest expense in 2001 is primarily the result of reduced outstanding debt in 2001 compared to 2000, offset by accelerated amortization of debt issuance cost of $429,700 related to early debt repayment.

Income Taxes

The provision for income taxes was calculated at an effective rate of 39.9% and 39.2% for 2002 and 2001, respectively.

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

Revenue Recognition

The Company collects royalties from each franchise based on a percentage of retail store gross sales. The Company recognizes royalties as revenue when earned. At the end of each accounting period, estimates of royalty amounts due are made based on historical sales information. If there are significant changes in the estimates of franchise sales our revenue would be impacted.

The Company collects franchise fees when franchise agreements are signed and recognizes the franchise fees as revenue when the store is opened, which is when the Company has performed substantially all initial services required by the franchise agreement. Franchise fees collected from franchisees but not yet recognized as income, are recorded as deferred revenue in the liability section of our balance sheet. Merchandise sales through the buying group are recognized when the product has been shipped. Revenue from sales at our Company-owned stores are recognized at the time of the merchandise sale.

Allowance for doubtful accounts

We must make estimates of the uncollectability of our accounts and notes receivables. We base the adequacy of the allowance on historical bad debts, current economic trends and specific analysis of each franchisee’s payment trends and credit worthiness. If any of the above noted items would be significantly different than estimates, the results could be different.

Inventory Reserve

The Company values its inventory at the lower of cost, as determined by the average weighted cost method, or market. We make estimates to establish our inventory reserve. We base the adequacy of our reserve on detailed analysis of existing inventory, the age of the inventory and current trends. If any of the above noted items would be significantly different than estimates, the results could be different.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have historically been cash flow from operations and bank borrowings. The Company ended 2002 with $6.6 million in cash and short-term investments and a current ratio (current assets divided by current liabilities) of 2.78 to 1.0 compared to $3.2 million in cash and short-term investments and a current ratio of 1.89 to 1.0 at the end of 2001.

Ongoing operating activities provided cash of $5.4 million for 2002 compared to $7.4 million for 2001. The higher level of cash provided in 2001 compared to 2002 was primarily due to improved efforts of collecting accounts receivable in 2001 partially offset by an increase in net income of $631,400 in 2002. For 2002, components of the cash provided by changes in operating assets and liabilities include a $690,500 decrease in accounts receivable as a result of improved collection performance and a reduction in buying group activity. Deferred franchise fee revenue provided cash of $60,100 due to increased deposits on future store openings. Inventory provided cash of $363,300 due to reduced inventory levels at the Company-owned stores.

Components of cash utilized by operating assets and liabilities include a $910,300 decrease in accrued liabilities primarily due to lower accruals for employee bonuses, legal fees and lease and restructuring reserves. Accounts payable utilized $151,700 due primarily to lower balance related to buying group. Ongoing operating activities provided cash of $10.2 million for 2000.

Investing activities used $4.8 million and $940,500 of cash during 2002 and 2001, respectively, and primarily relates to the purchase of investments. Investing activities provided $3.0 million of cash during 2000 primarily from the sale of the Company’s corporate headquarters facility.

Financing activities provided $1.0 million of cash during 2002 principally from cash received on the exercise of options and warrants offset by payments on long-term debt. The payments on long-term debt includes $82,800 to Tool Traders, Inc. as part of a full and final settlement and $116,700 on other notes. Financing activities used $5.4 million of cash during 2001 compared to $11.1 million for 2000. For 2001, the payments on long-term debt also includes $4.9 million to pay in full on the Rush River Group, LLC credit facility and $505,900 on other notes. In 2001, the Company received $22,900 in cash from options exercised to purchase stock and repurchased 8,900 shares of its stock for an aggregate purchase price of $66,800. Under our share repurchase plan, we have repurchased 2,769,728 shares of the Company’s Common Stock since November 1995. Under such plan, we have the authority to repurchase an additional 230,272 shares from time to time at prevailing prices.

On July 31, 2000, the Company entered into a credit agreement with Rush River Group, LLC, an affiliate of the Company, to provide a credit facility of up to $7.5 million (“Rush River Facility”). The credit agreement allowed such amount to be drawn upon by the Company in one or more term loans. The initial term loan was $5.0 million dollars to be repaid by the Company over a seven-year period. Each term loan was accruing interest at 14% per year. The balance of the Rush River Facility was paid on September 17, 2001. As of December 28, 2002, the Company terminated the Rush River Facility and accelerated the amortization of the remaining associated debt issuance cost, charging the remaining $210,000 to interest expense. The Rush River Facility was secured by a lien against substantially all of the Company’s assets, which lien has been released.

In connection with the Rush River Facility, the Company issued to Rush River Group, LLC a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrant was exercised on May 21, 2002.

The Company had future commitments for leased facilities and for the Tomsten, Inc. subscription at December 28, 2002. The future contractual cash obligations related to the commitments are as follows:

	Total	2003	2004	2005	2006	After 2006
Facilities	$1,060,300	$632,000	$213,300	$53,500	$54,200	$107,300
Equity subscription	4,000,000	4,000,000	—	—	—	—

Total	$5,060,300	$4,632,000	$213,200	$53,500	$54,200	$107,300

As of December 28, 2002, the Company had no other material outstanding commitments for capital expenditures.

On July 30, 2002, the Company executed a subscription agreement with Tomsten, Inc., the parent company of the “Archiver’s” retail chain. Archiver’s is a new retail concept created to help people preserve and enjoy their photographs. Archiver’s stores feature a wide variety of photo-safe products, including photo albums, scrapbooks and scrapbook supplies, frames, rubber stamps, and photo storage and organization products. The Company agreed to invest a total of $6 million in the purchase of common stock of Tomsten, Inc. The initial $2 million was paid on July 30, 2002, with additional $2 million increments due on February 1, 2003 and August 1, 2003. Under the subscription agreement, we made a $2 million investment on or about February 1, 2003.

The Company believes that cash generated from future operations and cash and investments on hand, will be adequate to meet the Company’s current obligations, including the investment in “Archiver’s”, and operating needs.

Outlook

Forward Looking Statements

The statements contained in the letter from the CEO and the President, Item 1 “Business” and in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, our statements relating to growth opportunities, the number of stores we believe will open and our belief that we will have adequate capital and reserves to meet our current and contingent obligations and operating needs are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act. Such statements are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements. Investors are cautioned to consider these forward looking statements in light of important factors which may result in variations from results contemplated by such forward looking statements including, but not limited to the risk factors discussed below.

Risk Factors

Dependence on Renewals. Each of our franchise agreements is 10 years long. At the end of the term of each franchise agreement, each franchisee has the option to “renew” the franchise relationship by signing a new 10-year franchise agreement.

In 2002, of the 114 franchisees that had their Play It Again Sports® franchise agreement expire, 102 signed new 10-year franchise agreements. In 2003, 2004 and 2005, 68, 42 and 30 Play It Again Sports® franchise agreements will expire, respectively. We believe that renewing a significant number of these franchise relationships is extremely important to the success of the Company. If a significant number of such franchise relationships are not renewed, our financial performance may be materially and adversely affected.

Two Once Upon A Child® franchise agreement expired in 2002 and 1 franchise relationship was renewed by the franchisee signing a new 10-year franchise agreement. In 2003, 2004 and 2005, 37, 42 and 19 Once Upon A Child® franchise agreements will expire, respectively. We believe that renewing a significant number of these franchise relationships is extremely important to the continued success of the Company.

Decline in Number of Franchisees. In 1998, Play It Again Sports® closed 64 stores and opened 14 stores, a net loss of 50 stores. In 1999, Play It Again Sports® closed 58 stores and opened 12 stores, a net loss of 46 stores. In 2000, Play It Again Sports® closed 64 stores and opened 15 stores, a net loss of 49 stores. In 2001, Play It Again Sports® closed 59 stores and opened 10 stores, a net loss of 49 stores. In 2002, Play It Again Sports® closed 35 stores and opened 7 stores, a net loss of 28 stores. It is very important to the future success of the Company that the net loss of Play It Again Sports® stores be slowed and ultimately reversed. We believe that a certain number of stores will close each year. Our objective is to minimize store closings by continuing our investment in franchisee support services such as franchisee training and the Winmark computer support center, by investing capital to improve Winmark’s proprietary point-of-sale software system and continuing to train our field operations personnel to better serve franchisee needs. We believe that many of the store closings referenced above were related to weaker stores.

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

Inability to Collect Accounts Receivable. In the event that our ability to collect accounts receivable significantly declines from current rates. We may incur additional charges that affect earnings.

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

Dependence on Supply of Used Merchandise. Our brands are based on offering customers a mix of used and new merchandise. As a result, obtaining continuing supplies of high quality used merchandise is important to the success of our brands. Supply of used merchandise comes from the general public and is not regular or highly reliable. There can be no assurance that we will avoid supply problems with respect to used merchandise.

Lease Terminations. We have closed or sold a number of our Company-owned stores over the past several years, most of which were part of the It’s About Games chain of stores. We have been negotiating lease terminations relative to the closed stores. There can be no assurance that we will be able to successfully negotiate satisfactory terminations of such remaining leases. We remain contingently liable with respect to the leases relating to certain Company stores sold. There can be no assurance that such independent third parties will comply with the terms and conditions of such leases, in which case we will be responsible to make payments owed under such leases. We believe that we have adequate reserves to cover any prospective liability with respect to such leases.

Competition. Retailing, including the sale of sporting goods, children and teenage apparel, and musical instruments, is highly competitive. Many retailers have significantly greater financial and other resources than us and our franchisees. Individual franchisees face competition in their markets from retailers of new merchandise and, in certain instances, resale, thrift and other stores that sell used merchandise. To date, our franchisees and our Company-owned stores have not faced a high degree of competition in the sale of used merchandise. However, we may face additional competition as our franchise systems expand and if additional competitors enter the used merchandise market.

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

Investment in Tomsten, Inc. During, 2002, the Company agreed to purchase $6.0 million of the common stock of Tomsten, Inc. (d/b/a. Archiver’s), a privately-held corporation. Archiver’s is a retail concept created to help people preserve and enjoy their photographs. Archiver’s stores feature a wide variety of photo-safe products, including photo albums, scrapbooks and scrapbook supplies, frames, rubber stamps, and photo storage and organization products. There is not a market for the common stock of Tomsten and our ability to realize a cash return on our investment will depend, in part, on (i) the development of a public market for Tomsten or (ii) the sale of Tomsten. Winmark’s ownership stake does not represent a majority voting interest and we do not have the contractual ability to control the actions of Tomsten’s. The loss of our entire investment would result in a loss of $6.0 million and have a material impact on our financial performance.

We do not undertake and specifically decline any obligations to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company incurs financial markets risk in the form of interest rate risk. Management deals with such risk by negotiating fixed rate loan agreements. Accordingly, the Company is not exposed to cash flow risks related to interest rate changes. The Company had no debt outstanding at December 28, 2002. A one percent change in interest rates would not have a significant impact on the Company’s fixed rate debt.

Approximately $3.0 million of our investments at December 28, 2002 were invested in fixed income securities and $4.2 million of cash and cash equivalents in money market mutual funds, which are subject to the effects of market fluctuations in interest rates. A one percent change in interest rates may have a significant impact on the fair value of the fixed income securities.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Winmark Corporation and Subsidiary

Index to Consolidated Financial Statements

Consolidated Balance Sheets	Page 21
Consolidated Statements of Operations	Page 22
Consolidated Statements of Shareholders’ Equity and Comprehensive Income	Page 23
Consolidated Statements of Cash Flows	Page 24
Notes to the Consolidated Financial Statements	Page 25
Report of Independent Public Accountants	Page 38
Report of Independent Public Accountants	Page 39

WINMARK CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	December 28, 2002	December 29, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,730,000	$3,096,500
Marketable Securities	1,874,800	114,000
Receivables, less allowance for doubtful accounts of $357,700 and $570,900	2,612,100	3,313,900
Inventories	720,900	1,084,100
Prepaid expenses and other	583,900	667,800
Deferred income taxes	1,139,800	1,598,000

Total current assets	11,661,500	9,874,300

LONG-TERM INVESTMENTS:
Marketable securities	1,498,800	777,000
Other	2,000,000	—
LONG-TERM NOTES RECEIVABLE, less allowance for doubtful accounts of $80,200 and $83,600	130,300	119,000

PROPERTY AND EQUIPMENT:
Furniture and equipment	5,908,200	5,919,400
Building and building improvements	509,300	498,300
Less - accumulated depreciation and amortization	(6,067,600)	(5,679,600)

Property and equipment, net	349,900	738,100

OTHER ASSETS:
Noncompete agreements and other, net of accumulated amortization of $1,596,800 and $1,563,900	5,600	38,500
Goodwill, net of accumulated amortization	538,700	486,200
Deferred financing costs, net	—	255,900

Total other assets	544,300	780,600

	$16,184,800	$12,289,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,643,000	$1,794,700
Accrued liabilities	1,975,200	2,885,500
Current maturities of long-term debt	—	41,500
Deferred revenue	575,700	515,600

Total current liabilities	4,193,900	5,237,300
LONG-TERM DEBT, less current maturities	—	158,000

DEFERRED GAIN ON BUILDING SALE	90,200	273,300

COMMITMENTS AND CONTINGENCIES (Notes 3, 7 and 10)

SHAREHOLDERS’ EQUITY:
Common stock, no par, 10,000,000 shares authorized, 5,757,197 and 5,384,354 shares issued and outstanding	3,723,300	1,376,000
Common stock warrants	—	822,000
Other comprehensive income (loss)	(73,900)	—
Retained earnings	8,251,300	4,422,400

Total shareholders’ equity	11,900,700	6,620,400

	$16,184,800	$12,289,000

See accompanying notes to consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

	Fiscal Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000
REVENUE:
Merchandise sales	$15,466,100	$19,038,500	$29,415,700
Royalties	16,447,900	15,622,900	16,502,000
Franchise fees	769,000	722,700	914,000
Other	742,100	702,800	715,100

Total revenue	33,425,100	36,086,900	47,546,800
COST OF MERCHANDISE SOLD	12,355,000	15,850,500	25,294,700
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	14,746,100	15,365,900	18,701,200
NONRECURRING CHARGE (NOTE 6)	—	—	(3,337,900)
GAIN ON SALE OF COMPUTER RENAISSANCE®	—	1,112,300	537,200

Income from operations	6,324,000	5,982,800	750,200
INTEREST EXPENSE	(264,200)	(1,007,400)	(1,204,600)
INTEREST INCOME	308,600	283,700	260,500

Income (loss) before income taxes	6,368,400	5,259,100	(193,900)
PROVISION FOR INCOME TAXES	2,539,500	2,061,600	156,800

NET INCOME (LOSS)	$3,828,900	$3,197,500	$(350,700)

BASIC EARNINGS (LOSS) PER SHARE	$.69	$.59	$(.07)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	5,575,186	5,388,574	5,382,200

DILUTED EARNINGS (LOSS) PER SHARE	$.63	$.55	$(.07)

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	6,079,400	5,792,041	5,382,200

See accompanying notes to consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARY

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002

	Common Stock			Retained Earnings	Accumulated Other Comprehen- sive Income (Loss)	Total
	Shares	Amount	Warrants
BALANCE, December 25, 1999	5,346,119	$1,313,500	$—	$1,575,600	$—	$2,889,100
Issuance of common stock warrants	—	—	822,000	—		822,000
Stock options exercised and related tax benefits	36,000	78,100	—	—	—	78,100
Issuance of common stock through the employee stock purchase plan	4,314	28,300	—	—	—	28,300
Net loss	—	—	—	(350,700)	—	(350,700)

BALANCE, December 30, 2000	5,386,433	$1,419,900	$822,000	$1,224,900	$—	$3,466,800
Repurchase of common stock	(8,900)	(66,800)	—	—	—	(66,800)
Issuance of common stock through the employee stock purchase plan	5,821	22,900	—	—	—	22,900
Net income	—	—	—	3,197,500	—	3,197,500

BALANCE, December 29, 2001	5,383,354	$1,376,000	$822,000	$4,422,400	$—	$6,620,400
Stock options exercised and related tax benefits	155,000	1,034,100	—	—	—	1,034,100
Stock options granted	—	16,600	—	—	—	16,600
Issuance of common stock through the employee stock purchase plan	18,843	74,600	—	—	—	74,600
Stock warrants exercised	200,000	1,222,000	(822,000)	—	—	400,000
Other comprehensive income (loss)	—	—	—	—	(73,900)	(73,900)
Net income	—	—	—	3,828,900	—	3,828,900

Total comprehensive income	—	—	—	—	—	3,755,000

BALANCE, December 28, 2002	5,757,197	$3,723,300	$0	$8,251,300	$(73,900)	$11,900,700

See accompanying notes to consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000
OPERATING ACTIVITIES:
Net income (loss)	$3,828,900	$3,197,500	$(350,700)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation and amortization	533,100	952,000	2,231,500
Compensation expense related to granting of stock options	16,600	—	—
(Gain) loss on sale of property and equipment	27,600	—	(110,000)
Deferred financing costs amortization	255,900	517,200	48,900
Deferred gain on sale of building	(183,100)	(183,100)	(91,600)
Deferred income taxes	458,200	692,000	(215,800)
Change in operating assets and liabilities:
Receivables	690,500	3,063,600	5,824,400
Inventories	363,300	283,100	592,400
Prepaid expenses and other	133,200	(271,100)	6,377,100
Accounts payable	(151,700)	(1,069,300)	(2,486,700)
Accrued liabilities	(910,300)	416,300	(1,237,900)
Tax benefit on exercised options	268,400	—	—
Deferred franchise fees	60,100	(160,400)	(386,000)

Net cash provided by operating activities	5,390,700	7,437,800	10,195,600

INVESTING ACTIVITIES:
Purchase of investments	(4,605,900)	(891,000)	—
Purchases of property and equipment	(130,100)	(49,500)	(724,900)
Increase in other assets	(62,000)	—	64,800
Proceeds from sale of property and equipment	—	—	3,617,800

Net cash provided by (used for) investing activities	(4,798,000)	(940,500)	2,957,700

FINANCING ACTIVITIES:
Issuance of common stock warrants	—	—	822,000
Proceeds from notes payable	—	—	5,516,200
Payments on long-term debt	(199,500)	(5,362,000)	(17,592,800)
Repurchase of common stock	—	(66,800)	—
Proceeds from exercises of options and warrants	1,240,300	22,900	106,400

Net cash provided by (used for) financing activities	1,040,800	(5,405,900)	(11,148,200)

INCREASE IN CASH AND CASH EQUIVALENTS	1,633,500	1,091,400	2,005,100
CASH AND CASH EQUIVALENTS, beginning of year	3,096,500	2,005,100	—

CASH AND CASH EQUIVALENTS, end of year	$4,730,000	$3,096,500	$2,005,100

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$22,600	$516,800	$1,288,700

Cash paid for income taxes	$1,597,300	$1,426,500	$121,600

See accompanying notes to consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 28, 2002 and December 29, 2001

1. Organization and Business:

Winmark Corporation (the Company) offers licenses to operate retail stores using the service marks “Play It Again Sports,” “Once Upon A Child,” “Music Go Round” and “Plato’s Closet”. The initial franchise fee for all brands for a first store is $20,000. In addition, the Company sells inventory to its Play It Again Sports® franchisees through its “Buying Group” and operates eight retail stores. The Company has a 52/53-week fiscal year that ends on the last Saturday in December. Fiscal year 2002 and 2001 were a 52-week fiscal years, and fiscal 2000 was a 53-week year.

Following is a summary of our franchising and corporate store activity for the fiscal year ended December 28, 2002:

	TOTAL 12/29/01		OPENED/ PURCHASED	CLOSED/ SOLD	TOTAL 12/28/02
Play It Again Sports®
Franchised Stores - US and Canada	481	(1)	7	(34)	454
Other	24		0	(1)	23
Once Upon A Child®
Franchised Stores - US and Canada	229		8	(17)	220
Company Owned	1		0	0	1
Plato’s Closet®
Franchised Stores	45		31	0	76
Company Owned	1		0	0	1
Music Go Round®
Franchised Stores	57		0	(10)	47
Company Owned	6		0	0	6

Total	844		46	(62)	828

(1)	Three stores considered closed at 12/29/01 were reopened in fiscal 2002.

2. Significant Accounting Policies:

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost which approximates fair value.

Investments

Marketable securities with original maturities of less than one year are classified as short-term investments. The Company has determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ Equity. (See Note 3.)

Long-term Investments

Long-term investments consist of marketable debt securities with original maturities greater than one year and a cost-basis equity investment in Tomsten, Inc.

WINMARK CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 28, 2002 and December 29, 2001

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income (“SFAS No. 130”). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period. For the Company, comprehensive income consists of net income and unrealized holding gains and losses from investments classified as “available for sale.”

Inventories

The Company values its inventories at the lower of cost, as determined by the average weighted cost method, or market.

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization for financial reporting purposes is provided on the straight-line method. Estimated useful lives used in calculating depreciation and amortization are:  three years for computer and peripheral equipment, five years for furniture and equipment and the shorter of the lease term or useful life for leasehold improvements. Major repairs, refurbishments and improvements which significantly extend the useful lives of the related assets are capitalized. Maintenance and repairs, supplies and accessories are charged to expense as incurred.

Other Assets

Other assets consist primarily of covenants not to compete which are being amortized on a straight-line basis over the terms of the agreements which range from three to 10 years and goodwill. (See “New Accounting Pronouncements” below.)

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

Accounting for Stock-Based Compensation

The Company adopted in 2002 the fair value method recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement No. 123) using the prospective method as provided by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Historically, the Company had applied the intrinsic value method permitted under Statement 123, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, in accounting for our stock-based compensation plans. Accordingly, no compensation cost has been recognized for our stock option plans prior to 2002. Compensation expense of $16,600 relating to stock options granted in 2002, upon adoption of the fair value method, has been expensed to “Selling, general and administrative expenses” in 2002. The fair value of all future employee stock option grants and other stock-based compensation will be expensed to “Selling, general and administrative expenses” over the vesting period based on the fair value at the date the stock-based compensation is granted.

WINMARK CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 28, 2002 and December 29, 2001

For the options granted prior to fiscal 2002, the Company accounts for the above plans under Accounting Principles Board (APB) Opinion No. 25, and accordingly, no compensation expense relating to the granting of options has been recognized in the Statement of Operations. Had compensation cost for these plans been determined consistent with SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), the Company’s pro forma net income (loss) and net income (loss) per common share would have changed to the following pro forma amounts:

	2002	2001	2000
Net income (loss), as reported	$3,828,900	$3,197,500	$(350,700)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(698,800)	$(723,400)	$(578,500)

Pro forma net income (loss)	$3,130,100	$2,474,100	$(929,200)

Net Income (Loss) Per Common Share
Basic – as reported	$.69	$.59	$(.07)
Basic – pro forma	$.56	$.46	$(.17)
Diluted – as reported	$.63	$.55	$(.07)
Diluted – pro forma	$.51	$.43	$(.17)

Beginning with grants in fiscal 2002, the Company accounts for the above plans consistent with the fair value method recognition provisions of SFAS 123 and recorded compensation expense of $16,600 in the 2002 Statement of Operations.

The fair value of each option granted subsequent to January 1, 1995 in accordance with SFAS 123 was estimated to be $5.86 and 5.91 in 2002, 5.67 in 2001 and 2.91 in 2000, on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:  risk free interest rates of 3.59% and 3.63% in 2002, 5.03% in 2001 and 6.22% in 2000, expected life of seven years in 2002, ten years for 2001 and five years for 2000, expected volatility of 55.2% and 55.0% in 2002, 73.61% in 2001 and 64.17% in 2000 and no dividend yield expected in any year.

Revenue Recognition

The Company collects royalties from each franchise based on retail store gross sales. The Company recognizes royalties as revenue when earned. The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the store is opened, which is when the Company has performed substantially all initial services required by the franchise agreement. The Company had deferred initial franchise fee revenue of $392,600 and $332,500 at December 28, 2002 and December 29, 2001, respectively. Merchandise sales through the buying group are recognized when the product has been shipped. Revenue from sales at our Company-owned stores are recognized at the time of the merchandise sale.

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Net Income (Loss) Per Common Share-Basic. The Company calculates Net Income (Loss) Per Share – Dilutive by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method. The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of 504,214 and 403,467 stock options and warrants for the years ended December 28, 2002 and December 29, 2001, respectively. The impact of stock options and warrants outstanding in 2000 were anti-dilutive and were therefore excluded from the earnings per share calculation.

WINMARK CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 28, 2002 and December 29, 2001

New Accounting Pronouncements

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002. We will account for any exit or disposal activities initiated after December 31, 2002 in accordance with the new pronouncement.

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

The Company adopted SFAS No. 142 at the beginning of its fiscal year ended December 28, 2002. The balance of goodwill, net of accumulated amortization, was $486,200 as of January 1, 2002. The Company’s annual goodwill amortization was approximately $38,100. The Company performed the initial and annual impairment reviews and determined there was no impairment of goodwill.

The following tables set forth pro forma net income (loss) and net income (loss) per share:

	Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Net income (loss) as reported	$3,828,900	$3,197,500	$(350,700)
Add back: Goodwill amortization (net of tax)	—	22,000	737,400

Adjusted net income	$3,828,900	$3,219,500	$386,700

Basic net income(loss) per share:
Reported net income/loss	$.69	$.59	$(.07)
Goodwill amortization	—	—	.14

Adjusted net income	$.69	$.59	$.07

Diluted net income (loss) per share:
Reported net income/loss	$.63	$.55	$(.07)
Goodwill amortization	—	—	.14

Adjusted net income	$.63	$.55	$.07

WINMARK CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 28, 2002 and December 29, 2001

A roll-forward of goodwill for the year ended December 28, 2002 is as follows:

Balance as of December 29, 2001	$1,014,100
Addition	62,000

Balance as of December 28, 2002	$1,076,100

Prior to adoption of SFAS 142, goodwill represented the excess of the purchase price over fair value of net assets acquired, and was amortized on a straight line basis.

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

Reclassifications

Certain amounts in the December 29, 2001 financial statements have been reclassified to conform with the December 28, 2002 presentation. These reclassifications have no effect on net income or shareholders’ equity as previously reported.

3. Investments

Short and Long-Term Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities as required by SFAS No. 115:

	December 28, 2002		December 29, 2001
	Cost	Fair Value	Cost	Fair Value
Fixed income	$1,600,100	$1,611,900	$777,000	$777,000
Equity securities	1,896,800	1,761,700	114,000	114,000

	$3,496,900	$3,373,600	$891,000	$891,000

The amortized cost of the Company’s debt securities by contractual maturity is shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	December 28, 2002	December 29, 2001
Available for sale:
Due in one year or less	$101,300	$—
Due in one through three years	1,249,500	576,300
Due in three through five years	47,600	200,700
Due after five years	201,700	—

	$1,600,100	$777,000

WINMARK CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 28, 2002 and December 29, 2001

Other Long-term Investments

On July 30, 2002, the Company executed a subscription agreement with Tomsten, Inc., the parent company of the “Archiver’s” retail chain. Archiver’s is a new retail concept created to help people preserve and enjoy their photographs. Archiver’s stores feature a wide variety of photo-safe products, including photo albums, scrapbooks and scrapbook supplies, frames, rubber stamps, and photo storage and organization products. The agreement requires the Company to invest a total of $6 million in the purchase of common stock of Tomsten, Inc. The initial $2 million was paid on July 30, 2002, with an additional $2 million paid on February 1, 2003 and the final $2 million increment due August 1, 2003. Our initial investment represents 8.2% of the outstanding common stock of Tomsten, Inc. and is currently accounted for by the cost method. The accounting method will be reviewed after each incremental payment.

4. Receivables:

The Company’s current receivables consisted of the following:

	December 28, 2002	December 29, 2001
Trade	$1,465,700	$2,034,700
Royalty	1,059,900	1,151,300
Notes Receivable	191,600	206,900
Other	25,200	40,000

	2,742,400	3,432,900
Less: Long-term Notes Receivable	(130,300)	(119,000)

Current Receivables	$2,612,100	$3,313,900

As part of its normal operating procedures, the Company requires Standby Letters of Credit as collateral for a portion of its trade receivables.

Included in accounts receivable above are notes receivable from the sale of Company-owned retail stores bearing interest ranging from 7.0% to 12.5%, payable in monthly principal and interest installments and maturing at various dates from 2002 to 2008.

5. Acquisitions and Dispositions:

Acquisition and Disposition of ReTool®

In April 1998, the Company announced the acquisition of certain assets and franchising rights of Tool Traders, Inc. of Detroit, Michigan. The Company paid $380,200 and was to pay a percentage of future royalties for a period of seven years. In November of 2001, the Company ceased franchising its ReTool® brand. The Company entered into trademark license agreements with each of its existing franchisees and terminated its franchise agreements with such franchisees. The Company paid amounts to the former franchisees of the ReTool® franchise system (other than Tool Traders, Inc.) to settle any prospective claims totaling approximately $125,000. In addition, the Company entered into a full and final settlement with Tool Traders, Inc. of Detroit, Michigan which sold ReTool® to the Company. As a final payment to Tool Traders, Inc. under all its outstanding obligations with respect to purchase of the ReTool® franchise system, the Company paid Tool Traders, Inc. $125,000 in January 2002. On November 1, 2002, we sold the only ReTool® corporate store to an employee.

WINMARK CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 28, 2002 and December 29, 2001

Disposition of Computer Renaissance®

On August 30, 2000, the Company completed the disposition of substantially all the assets related to the Computer Renaissance® franchising and retailing operations for $3.0 million to Hollis Technologies, LLC and CompRen, Inc (‘Hollis”). One million dollars of the purchase price was to be held in an escrow account for up to 18 months from August 30, 2000. Amounts received from the escrow were recorded as additional income when received. In addition, the Company entered into a five-year $2.0 million consulting agreement to provide ongoing franchise and business consulting services to Hollis. Pursuant to the Consulting Agreement, Hollis agreed to make 60 equal monthly payments of $33,333 to the Company over the term of the agreement.

On August 1, 2001, the Company entered into a Settlement Agreement and Mutual Release with Hollis to settle claims Hollis asserted against $1.0 million of escrowed funds. Pursuant to the Settlement Agreement and Mutual Release, the parties terminated the escrow agreement, released each other of certain claims, and Hollis and the Company received approximately $400,000 and $600,000 of the escrowed funds, respectively. In addition, all accrued interest on the escrowed funds was distributed to the Company. The Company dismissed its lawsuit against Hollis seeking the escrowed funds. On September 25, 2001, the Company received $200,000 for full settlement of all amounts that would otherwise have been payable under the consulting agreement. The Company recorded $1,112,300 as the total settlement amount under these agreements during 2001. As disclosed in Note 4 to the Company’s December 30, 2000 Form 10-K, the Company has been accounting for the above-described matters on the cash basis of accounting due to their uncertainty of collection. No further amounts are due or expected to be incurred under these agreements.

Disposition of Corporate Headquarters

On July 10, 2000, the Company sold its corporate headquarters facility to Koch Trucking, Inc. for $3.5 million in cash. Net proceeds from the sale were used to pay down then existing bank debt. The Company entered into a four-year lease for approximately 55% of the facility pursuant to which the Company will pay annual base rent of $218,980. The sale resulted in a $731,000 gain which is being recognized over the 48-month lease term.

Disposition of It’s About Games

In the third quarter of 1999, the Company made the decision to dispose of the It’s About Games brand. Accordingly, a restructuring charge and charge for asset impairment of $11,345,500 was recorded. In December 1999, the Company completed the sale of the assets of the Company’s It’s About Games brand. The Company undertook an orderly liquidation of the inventory and other assets by conducting a liquidation sale. Approximately 50% of the assets were disposed of in three main transactions.

The first sale, of substantially all of the assets of 14 stores in Kentucky, Maryland, Ohio and Pennsylvania, was for $114,200 plus inventory valued at 40% of cost, which was paid in cash and by a promissory note. The second sale, of substantially all of the assets of 14 stores in Ohio, was for $42,000 plus inventory at 40% of cost, which was paid in cash and by a promissory note. The third sale, was a bulk inventory sale for $140,000 cash. The remaining assets of the It’s About Games brand were disposed of by abandonment or liquidation.

WINMARK CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 28, 2002 and December 29, 2001

Analysis of the restructuring portion of the reserve:

	Facility Costs	Employee Costs	Other Costs	Total
Balance at September 25, 1999	$2,247,000	$—	$75,000	$2,322,000
Additional Provisions	—	175,000	—	175,000
Amounts Paid	(30,500)	(149,800)	(155,300)	(335,600)
Amounts Reclassified	(80,300)	—	80,300	—
Amounts Reversed	(350,000)	—	—	(350,000)

Balance at December 25, 1999	$1,786,200	$25,200	$—	$1,811,400

Amounts Paid	(966,600)	(25,200)	(2,300)	(994,100)
Amounts Reclassified	(2,300)	—	2,300	—

Balance at December 30, 2000	$817,300	$—	$—	$817,300

Amounts Paid	(76,300)	—	—	(76,300)
Amounts Reversed	(55,000)	—	—	(55,000)

Balance at December 29, 2001	$686,000	$—	$—	$686,000

Amounts Paid	(75,500)	—	—	(75,500)
Amounts Reversed	(165,500)	—	—	(165,500)

Balance at December 28, 2002	$445,000	$—	$—	$445,000

Acquisition of Plato’s Closet, Inc.

In January 1999, the Company announced the acquisition of certain assets and franchising rights of Plato’s Closet, Inc. of Columbus, Ohio for total consideration of $400,000 plus a percentage of future royalties for a period of seven years.

6. Nonrecurring Charge:

In 2000, the Company recorded a pre-tax, nonrecurring charge of $3.3 million in the second quarter. This charge consists primarily of two components. First, approximately $2.0 million relates to management’s assessment of current information relating to notes receivable and lease obligations booked in connection with the 1998 sale of Company-owned stores. The other component relates to re-evaluating its brands and Company-owned stores that are not performing at expected levels. As a result of this re-evaluation, certain intangible assets were written-down to reflect estimated realizability.

7. Shareholders’ Equity:

Repurchase of Common Stock

Under the board of directors’ authorization, the Company has the ability to repurchase up to 3,000,000 shares of its common stock. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. Since inception of stock repurchase activities in November 1995 through December 28, 2002, the Company has repurchased 2,569,728 of its stock at an average price of $11.68 per share. The Company made no purchases in 2002. See note 12.

Dilutive Securities

As of December 28, 2002, the Company had a total of 1,265,000 stock options and warrants outstanding with an average exercise price of $6.24. Of these, 506,250 were exercisable as of December 28, 2002.

WINMARK CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 28, 2002 and December 29, 2001

Stock Option Plan

The Company had authorized up to 1,530,000 shares of common stock be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 1992 Stock Option Plan (the 1992 Plan). The 1992 Plan expired on April 21, 2002. The Company has authorized up to 500,000 shares of common stock be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2001 Stock Option Plan (the 2001 Plan). Grants can be made by the Board of Directors or a Board-designated committee at a price of not less than 100% of the fair market value on the date of grant. If an incentive stock option is granted to an individual who owns more than 10% of the voting rights of the Company’s common stock, the option exercise price may not be less than 110% of the fair market value on the date of grant. The term of the options may not exceed 10 years, except in the case of nonqualified stock options, whereby the terms are established by the Board of Directors or a Board-designated committee. Options may be exercisable in whole or in installments, as determined by the Board of Directors or a Board-designated committee.

Stock options granted and exercised under the plans as of December 28, 2002 were as follows:

	Number of Shares	Weighted Average Exercise Price	Exercisable at End of Year
Outstanding at December 25, 1999	431,376	7.43	168,004
Granted	770,000	5.03
Exercised	(36,000)	2.15
Forfeited	(239,126)	7.80

Outstanding at December 30, 2000	926,250	5.53	84,688
Granted	185,000	7.95
Exercised	—	—
Forfeited	(57,750)	6.12

Outstanding at December 29, 2001	1,053,500	5.85	234,000
Granted	105,000	9.97
Exercised	(155,000)	4.94
Forfeited	(63,500)	8.15

Outstanding at December 28, 2002	940,000	$6.31	261,250

Options outstanding as of December 28, 2002 are exercisable as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.25 - $ 5.1875	700,000	2.46	$4.99	212,500	$4.98
7.20 - 10.00	125,000	9.75	9.55	5,000	7.30
10.52 - 12.25	115,000	7.46	10.82	43,750	11.31

	940,000			261,250

The weighted average exercise price of options exercisable at the end of year was $6.09 per share at December 28, 2002, $6.27 at December 29, 2001, $8.94 at December 30, 2000 and $8.11 at December 25, 1999. The weighted average remaining contractual life of outstanding options was 4.04 years at December 28, 2002, 3.99 years at December 29, 2001, 4.03 years at December 30, 2000 and 2.22 years at December 25, 1999.

WINMARK CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 28, 2002 and December 29, 2001

All unexercised options at December 28, 2002 have an exercise price equal to the fair market value on the date of the grant.

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan (“Employee Plan”) and reserved 100,000 shares of the Company’s common stock for issuance to employees who elect to participate. The Employee Plan operates in one-year phases and stock may be purchased at the end of each phase. The stock purchase price is 85% of the fair market value of such common stock on the commencement date or termination date of the phase, whichever is lower. In April 2002, the Company issued 18,843 shares under the plan at a price of $3.96. As of December 28, 2002, contributions of $58,500 had been received for the issuance of shares in April 2003.

Other Options

The Company sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors’ Plan”) and reserved a total of 250,000 shares for issuance to directors of the Company who are not employees. The Nonemployee Directors Plan provides that each director who is not an employee of the Company will receive an option to purchase 25,000 common shares upon initial election as a director at a price equal to the fair market value on the date of grant. Each option granted under the Nonemployee Directors Plan vests and becomes exercisable in five equal increments of 5,000 shares, beginning one year after the date of grant.

No options were granted under the Nonemployee Directors’ Plan during 2002. There were 125,000 shares outstanding at a weighted average exercise price of $6.15 with 45,000 exercisable at December 28, 2002.

On March 22, 2000, the Board of Directors granted John L. Morgan, Chairman and CEO, a non-qualified option to purchase 600,000 shares of the Company’s common stock at an exercise price of $5 per share. The shares vest over five years, 20% per year and began vesting on March 22, 2001. This Option will expire on March 22, 2006 if unexercised. During 2002, Mr. Morgan purchased 140,000 shares under such option. See note 12.

On March 22, 2000, Sheldon Fleck, a former consultant to the Company, was granted a warrant to purchase 200,000 shares of common stock at an exercise price of $6 per share. This option will expire on March 22, 2008 if unexercised. Such warrant remains unexercised.

8. Revolving Line of Credit and Long-Term Debt:

The Company’s revolving credit and long-term debt consisted of the following:

	December 28, 2002	December 29, 2001
Rush River Group, LLC	$—	$—
Note Payable	—	—
Other	—	199,500

Total	—	199,500
Less: Current Portion	—	(41,500)

	$—	$158,000

WINMARK CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 28, 2002 and December 29, 2001

On July 31, 2000, the Company entered into a credit agreement with Rush River Group, LLC, an affiliate of the Company, to provide a credit facility of up to $7.5 million dollars (“Rush River Facility”). The credit agreement allowed such amount to be drawn upon by the Company in one or more term loans. The initial term loan was $5.0 million dollars to be repaid by the Company over a seven-year period. Each term loan was accruing interest at 14% per year. Once repaid, amounts could not be reborrowed. The balance of the Rush River Facility was paid on September 17, 2001. In December, 2002, the Company terminated the credit agreement and accelerated the amortization of the remaining associated debt issuance cost of $210,000, and charged it to interest expense. The Rush River Facility was secured by a lien against substantially all of the Company’s assets, which has been released.

In connection with the Rush River Facility, Rush River Group, LLC received a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrant was exercised on May 21, 2002.

There is no short or long-term debt outstanding as of December 28, 2002.

9. Income Taxes:

A reconciliation of the expected federal income tax expense based on the federal statutory tax rate to the actual income tax expense is provided below:

	Fiscal Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Federal income tax expense (benefit) at statutory rate (34%)	$2,165,300	$1,788,100	$(65,900)
Increase in income taxes resulting from:
State and local income taxes, net of federal benefit	354,100	249,000	(4,900)
Nondeductible items	20,100	24,500	227,600

Actual income tax expense	$2,539,500	$2,061,600	$156,800

Components of the provision (benefit) for income taxes are as follows:

	Fiscal Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Current:
Federal	$1,405,300	$858,700	$178,800
State	498,300	328,300	7,800
Foreign	177,700	182,600	186,000

Current provision	2,081,300	1,369,600	372,600

Deferred:
Federal	419,900	643,000	(200,500)
State	38,300	49,000	(15,300)

Deferred provision	458,200	692,000	(215,800)

Total provision for income taxes	$2,539,500	$2,061,600	$156,800

WINMARK CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 28, 2002 and December 29, 2001

The tax effects of temporary differences that give rise to the net deferred income tax assets are presented below:

	December 28, 2002	December 29, 2001
Accounts receivable and lease reserves	$232,500	$384,700
Depreciation and amortization	200,800	316,200
Accrued restructuring charge	174,500	268,900
Deferred gain on building sale	107,100	178,900
Deferred franchise fees	153,900	130,300
Trademarks	108,500	118,000
Other	162,500	201,000

Deferred income tax assets	$1,139,800	$1,598,000

During the year ended December 28, 2002, $268,400 was added to common stock in accordance with APB No. 25 reflecting the permanent book to tax difference in accounting for tax benefits related to employee stock option transactions.

10. Commitments and Contingencies:

Employee Benefit Plan

The Company provides a 401(k) Savings Incentive Plan which covers substantially all employees. The plan provides for matching contributions and optional profit-sharing contributions at the discretion of the Board of Directors. Employee contributions are fully vested; matching and profit-sharing contributions are subject to a five-year service vesting schedule. Company contributions to the plan for 2002, 2001 and 2000 were $266,900, $122,800 and $274,300, respectively.

Operating Leases

The Company rents its corporate headquarters and conducts all of its retail operations in leased facilities that expire over the next six years. A majority of these leases require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rent. Total rent expense under these operating leases was $920,300 in 2002, $937,600 in 2001 and $1,006,600 in 2000. As of December 28, 2002, minimum rental commitments under noncancelable operating leases are as follows:

Year Ending December	Amount
2003	$632,000
2004	213,300
2005	53,500
2006	54,200
2007	58,500
thereafter	48,800

In addition to the operating leases obligations disclosed above, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed. As of December 28, 2002, the Company is contingently liable on these leases for up to $80,000 in addition to amounts currently reserved for such contingent liabilities. These leases have various expiration dates through 2006. The Company believes it has adequate reserves for any future liability, along with the monthly reduction of exposure as leases are paid, expire or are renewed by the current operator of the location.

WINMARK CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 28, 2002 and December 29, 2001

Litigation

The Company is exposed to a number of asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Earn-out Agreement

The Company has an earn-out agreement with the former owner of Plato’s Closet, Inc. The agreement requires the Company to pay the following percentages of receipts from franchising Plato’s Closet® stores during the following periods: January 1, 2001 through December 31, 2002 - 4%; January 1, 2003 through December 31, 2003 - 3%; January 1, 2004 through December 31, 2004 - 2% and January 1, 2005 through December 31, 2005 - 1%. Total amounts accrued under this agreement in 2002 were $62,000, which is included in goodwill in the accompanying 2002 consolidated balance sheet.

11. Quarterly Financial Data (Unaudited):

The Company’s unaudited quarterly results for the years ended December 28, 2002 and December 29, 2001 were as follows:

	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter	Total
2002
Total Revenue	$9,211,200	$8,334,800	$8,185,300	$7,693,800	$33,425,100
Income from Operations	1,751,400	1,129,400	1,708,300	1,734,900	6,324,000
Net Income	1,075,900	724,000	1,058,700	970,300	3,828,900
Net Income Per Common Share - Basic	$.20	$.13	$.19	$.17	$.69
Net Income Per Common Share - Diluted	$.17	$.12	$.17	$.16	$.63

2001
Total Revenue	$10,052,300	$8,342,000	$9,134,300	$8,558,300	$36,086,900
Income from Operations	1,297,200	1,235,900	2,500,100	949,600	5,982,800
Net Income	712,700	642,100	1,250,700	592,000	3,197,500
Net Income Per Common Share - Basic	$.13	$.12	$.23	$.11	$.59
Net Income Per Common Share - Diluted	$.13	$.11	$.21	$.10	$.55

The total of basic and diluted earnings per common share by quarter may not equal the totals for the year as there are changes in the weighted average number of common shares outstanding each quarter and basic and diluted earnings per common share are calculated independently for each quarter.

(1) The third quarter of 2001 reflects amounts received for settlement with Hollis Technologies, LLC (See Note 5).

12. Subsequent Events:

As required by our agreement, we made a $2 million investment in Tomsten, Inc., parent company of the “Archiver’s” retail chain on February 1, 2003.

On March 3, 2003, the Company purchased 200,000 shares of common stock from K. Jeffrey Dahlberg for a price $9.375 per share under its existing share repurchase plan.

On January 23, 2003, John L. Morgan, Chairman and CEO purchased 50,000 shares at $5.00 per share under the terms of an existing option agreement.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Independent Auditors’ Report

The Board of Directors and Shareholders

Winmark Corporation:

We have audited the accompanying consolidated balance sheet of Winmark Corporation (the “company”) as of December 28, 2002, and the related consolidated statement of operations, shareholders’ equity and comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the company as of December 29, 2001 and for the years ended December 29, 2001 and December 30, 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, in their report dated January 31, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winmark Corporation as of December 28, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the 2001 and 2000 consolidated financial statements of Winmark Corporation were audited by other auditors who have ceased operations. As described in note 2, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of December 30, 2001. In our opinion, the disclosures for 2001 and 2000 in note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of Winmark Corporation, other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

As discussed in note 2 to the consolidated financial statements, the company adopted the fair value method recognition provisions in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, on December 30, 2001.

/s/ KPMG LLP

Minneapolis, Minnesota

February 7, 2003, except as to note 12,

      which is as of March 3, 2003

This is a copy of an accountants’ report previously issued by Arthur Andersen LLP (“Andersen”). This report has not been reissued by Andersen and refers to financial statements not physically included in this filing. After a reasonable effort, we have been unable to obtain the consent of Andersen for the incorporation by reference of the report dated January 31, 2002 included in our Annual Report on Form 10-K for the year ended December 28, 2002. The consolidated financial statements for the years ended December 29, 2001 and December 30, 2000 have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of December 30, 2001. Under these circumstances Rule 437a under the Securities Act of 1933 permits us to file a Registration Statement without a written consent from Andersen. We are not able to obtain the written consent of Andersen to incorporate by reference this report into our previously filed registration statements on Form S-8, File numbers 33-85972, 33-85956, 33-79176, 33-71772, 333-3236 and 333-3066. In addition, we will not be able to obtain the written consent of Andersen for any future registration statement we may file as required by Section 7 of the Securities Act. Accordingly, investors will not be able to sue Andersen pursuant to Section 11 of the Securities Act relating to those registration statements and therefore may have their recovery limited as a result of the lack of consent. The ability of investors to recover from Andersen may also be limited as a result of their financial condition or other matters relating to the various civil and criminal lawsuits relating to them.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Winmark Corporation:

We have audited the accompanying consolidated balance sheets of Winmark Corporation (a Minnesota corporation) and Subsidiary (formerly known as Grow Biz International, Inc.) as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 29, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,

January 31, 2002

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 20, 2002, the Board of Directors of the Company, with the unanimous recommendation of the Audit Committee of the Board of Directors, dismissed Arthur Andersen LLP (“Andersen”) as the Company’s independent public accountants, effective immediately on that date.

The audit reports of Andersen on the consolidated financial statements of the Company for the fiscal years ended December 29, 2001 and December 30, 2000, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal years ended December 29, 2001 and December 30, 2000, and through the date of Andersen’s dismissal: (a) there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter of such disagreement in connection with Andersen’s report on the Company’s consolidated financial statements for such years; and (b) there were no reportable events as listed in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Andersen with a copy of the foregoing disclosures. Exhibit 16.1 is a copy of Andersen’s letter, dated June 20, 2002, stating its agreement with such statements.

Also on June 20, 2002, the Board of Directors of the Company, with the unanimous recommendation of the Audit Committee of the Board of Directors, appointed KPMG LLP as the Company’s independent public accountant for the Company’s fiscal year ending December 28, 2002, effective immediately on that date. During the Company’s fiscal years 2000 and 2001 and through June 20, 2002, neither the Company nor anyone acting on its behalf consulted KPMG LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events listed in Item 304((a)(2)(ii) of Regulation S-K.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The sections entitled “Election of Directors,” “Executive Officers and Key Personnel,” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 30, 2003, set forth certain information with respect to Directors and Executive Officers of the Registrant and the required information is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION.

The section entitled “Executive Compensation” appearing in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 30, 2003, sets forth certain information with respect to the compensation of management of the Registrant and the required information is incorporated herein by reference.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” appearing in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 30, 2003, sets forth certain information with respect to the ownership of the Registrant’s Common Stock and the required information is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The section entitled “Certain Relationships and Related Transactions” appearing in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 30, 2003, sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and the required information is incorporated herein by reference.

ITEM 14: CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities an Exchange Commission’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to satisfy the objectives for which they are intended. Subsequent to the date of our management’s evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM	15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a.	)	The following documents are filed as a part of this Report:

		1.	Financial Statements
The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 20.

2. Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)
3.2	By-laws, as amended and restated to date (Exhibit 3.2)(1)
10.1

Asset Purchase Agreement dated January 24, 1992 with Sports Traders, Inc. and James D. Van Buskirk (“Van Buskirk”) concerning acquisition of wholesale business, including amendment dated March 11, 1992 (Exhibit 10.6 (a))(1)

10.2	Retail store agreement dated January 24, 1992 with Van Buskirk (Exhibit 10.6 (b))(1)
10.3	1992 Stock Option Plan, including forms of stock option agreement (Exhibit 10.12)(1)(4)
10.4	Amendment No. 1 to the 1992 Stock Option Plan (Exhibit 10.15)(2)(4)
10.5	Amendment No. 2 to the 1992 Stock Option Plan (Exhibit 10.16)(2)(4)
10.6	Amendment No. 3 to the 1992 Stock Option Plan (Exhibit 10.16)(3)(4)
10.7	Amendment No. 4 to the 1992 Stock Option Plan(4)(10)
10.8	Nonemployee Director Stock Option Plan, as amended, including form of stock option agreement (Exhibit 10.16)(2)(4)
10.9	Employee Stock Purchase Plan of 1994 (Exhibit 10.17)(2)
10.10	Employment Agreement with John L. Morgan, dated March 22, 2000 (Exhibit 10.1)(4)(6)
10.11	Non-qualified Stock Option Agreement with John Morgan, dated March 22, 2000 (Exhibit 10.2)(4)(6)
10.12	Common Stock Warrant with Sheldon Fleck, dated March 22, 2000 (Exhibit 10.3)(6)
10.13	Credit Agreement with Rush River Group, LLC (Exhibit 10.1)(7)
10.14	Common Stock Warrant with Rush River Group, LLC (Exhibit 10.2)(7)
10.15	Lease with Stan Koch & Sons Trucking, Inc. for Corporate Headquarters (Exhibit 10.4)(7)
10.16	Employment Agreement with John L. Morgan(4)(8)
10.17	2001 Stock Option Plan, including forms of stock option agreements(4)(8)
16.1	Arthur Andersen LLP letter dated June 25, 2002(9)
21.1	Subsidiaries: Grow Biz Games, Inc., a Minnesota corporation
23.1*	Consent of KPMG LLP Independent Public Accountants
24.1	Power of Attorney (Contained on signature page to this Form 10-K)
99.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
99.2*	Certification of Chief Financial Officer and Treasurer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24,1993 (Reg. No. 33-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

(3)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

(4)	Indicates management contracts, compensation plans or arrangements required to be filed as exhibits.

(5)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

(6)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 25, 2000.

(7)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 24, 2000.

(8)	Incorporated by reference to the specified exhibit to Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

(9)	Incorporated by reference to the specified exhibit to Form 8-K filed on June 25, 2002.

(b.)	Reports on Form 8-K:

On October 17, 2002, the Company filed an 8-K related to its third quarter results.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINMARK CORPORATION AND SUBSIDIARY

By:	/s/ JOHN L. MORGAN	Date: March 17, 2003
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

SIGNATURE	TITLE	DATE
/s/ JOHN L. MORGAN	Chairman of the Board and Chief Executive Officer	March 17, 2003
John L. Morgan	(principal executive officer)

/s/ STEPHEN M. BRIGGS	President and Chief Operating Officer	March 17, 2003
Stephen M. Briggs

/s/ BRETT D. HEFFES	Chief Financial Officer and Treasurer	March 17, 2003
Brett D. Heffes

/s/ KIRK A. MACKENZIE	Vice Chairman and Director	March 17, 2003
Kirk A. MacKenzie

/s/ WILLIAM D. DUNLAP, JR.	Director	March 17, 2003
William D. Dunlap, Jr.

/s/ JENELE C. GRASSLE	Director	March 17, 2003
Jenele C. Grassle

/s/ PAUL C. REYELTS	Director	March 17, 2003
Paul C. Reyelts

/s/ MARK L. WILSON	Director	March 17, 2003
Mark L. Wilson

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John L. Morgan, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Winmark Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors;

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 17, 2003	Signature:	/s/ JOHN L. MORGAN
John L. Morgan Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Brett D. Heffes, Chief Financial Officer and Treasurer, certify that:

1.	I have reviewed this annual report on Form 10-K of Winmark Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors;

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 17, 2003	Signature:	/s/ BRETT D. HEFFES
Brett D. Heffes Chief Financial Officer and Treasurer

EXHIBIT INDEX

WINMARK CORPORATION AND SUBSIDIARY

FORM 10-K FOR THE YEAR ENDED DECEMBER 28, 2002

Exhibit	Description
23.1	Consent of Independent Public Accountants
99.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act Of 2002
99.2	Certification of Chief Financial Officer and Treasurer under Section 906 of the Sarbanes-Oxley Act Of 2002