Form 10-Q
period 2003-03-29
WINMARK CORP
filed 2003-05-09
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2003

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

Yes: [ X ]	No: [ ]

Indicate by check mark whether the Registrant is an accelerated filer

(as defined in Rule 12b-2 of the Exchange Act).

Yes: [ ]	No: [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock,

as of the latest practicable date.

Common stock, no par value, 5,615,586 shares outstanding as of May 1, 2003.

WINMARK CORPORATION AND SUBSIDIARY

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements (Unaudited)

	CONDENSED BALANCE SHEETS: March 29, 2003 and December 28, 2002	3

	CONDENSED STATEMENTS OF OPERATIONS: Three Months Ended March 29, 2003 and March 30, 2002	4

	CONDENSED STATEMENTS OF CASH FLOWS: Three Months Ended March 29, 2003 and March 30, 2002	5

	NOTES TO CONDENSED FINANCIAL STATEMENTS	6-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Disclosure Controls and Procedures	13

PART II.	OTHER INFORMATION

	Items 1 through 5 have been omitted since all items are inapplicable or answers negative.

Item 6.	Exhibits and Reports on Form 8-K

(a.)	Exhibits:	99.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	14

		99.2	Certification of Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

		99.3	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

		99.4	Certification of Chief Financial Officer and Treasurer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b.)	Reports on Form 8-K:		On February 14, 2003, the Company filed an 8-K related to its fiscal 2002 results.	14

			On March 4, 2003, the Company filed an 8-K related to the purchase of 200,000 shares of Winmark Corporation Common Stock under its existing share repurchase plan.

PART I.     FINANCIAL INFORMATION

Item 1:     Financial Statements

WINMARK CORPORATION AND SUBSIDIARY

CONDENSED BALANCE SHEETS

(unaudited)

	March 29, 2003	December 28, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$2,270,700	$4,730,000
Marketable securities	2,643,800	1,874,800
Receivables, less allowance for doubtful accounts of $350,600 and $357,700	3,028,900	2,612,100
Inventories	686,800	720,900
Prepaid expenses and other	226,600	583,900
Deferred income taxes	795,100	795,100

Total current assets	9,651,900	11,316,800
Long-term investments	5,113,800	3,498,800
Long-term notes receivables, net	106,800	130,300
Property and equipment, net	319,900	349,900
Other assets, net	558,300	544,300
Deferred income taxes	344,700	344,700

	$16,095,400	$16,184,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,059,400	$1,643,000
Accrued liabilities	1,661,800	1,975,200
Current deferred revenue	719,600	575,700

Total current liabilities	4,440,800	4,193,900

Long-term deferred revenue	70,700	90,200

Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 5,607,197 and 5,757,197 shares issued and outstanding	2,225,800	3,723,300
Other comprehensive income (loss)	(15,400)	(73,900)
Retained earnings	9,373,500	8,251,300

Total shareholders’ equity	11,583,900	11,900,700

	$16,095,400	$16,184,800

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 29, 2003	March 30, 2002
REVENUE:
Merchandise sales	$3,800,500	$4,429,900
Royalties	4,291,500	4,415,700
Franchise fees	135,000	165,000
Other	153,200	200,600

Total revenue	8,380,200	9,211,200

COST OF MERCHANDISE SOLD	3,121,600	3,678,200

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,458,000	3,781,600

Income from operations	1,800,600	1,751,400

INTEREST INCOME	69,800	53,600

INTEREST EXPENSE	—	(13,600)

Income before income taxes	1,870,400	1,791,400

PROVISION FOR INCOME TAXES	(748,200)	(715,500)

NET INCOME	$1,122,200	$1,075,900

NET INCOME PER COMMON SHARE – BASIC	$.20	$.20

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	5,724,697	5,383,354

NET INCOME PER COMMON SHARE – DILUTED	$.18	$.17

WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	6,201,687	6,152,857

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 29, 2003	March 30, 2002
OPERATING ACTIVITIES:
Net income	$1,122,200	$1,075,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,700	195,600
Compensation expense related to granting of stock options	38,700	—
Deferred financing cost	—	11,500
Deferred gain on building sale	(45,800)	(45,800)
Change in operating assets and liabilities:
Receivables	(393,300)	(220,900)
Inventories	34,100	109,000
Prepaid expenses and other	318,300	(44,000)
Accounts payable	416,400	476,700
Accrued liabilities	(313,400)	(220,400)
Tax benefit on exercised options	88,800	—
Deferred revenue	170,200	195,000

Net cash provided by operating activities	1,503,900	1,532,600

INVESTING ACTIVITIES:
Purchase of investments	(2,286,500)	(1,771,600)
Purchases of property and equipment	(36,800)	(30,100)
Additions to other assets	(14,900)	—

Net cash used for investing activities	(2,338,200)	(1,801,700)

FINANCING ACTIVITIES:
Payments on long-term debt	—	(105,900)
Repurchase of common stock	(1,875,000)	—
Proceeds from exercises of options and warrants	250,000	—

Net cash used for financing activities	(1,625,000)	(105,900)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,459,300)	(375,000)
Cash and cash equivalents, beginning of period	4,730,000	1,053,000

Cash and cash equivalents, end of period	$2,270,700	$678,000

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$14,500

Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Management’s Interim Financial Statement Representation:

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

Revenues and operating results for the three months ended March 29, 2003 are not necessarily indicative of the results to be expected for the full year.

Other Long-Term Investments

On July 30, 2002, the Company executed a subscription agreement with Tomsten, Inc., the parent company of “Archiver’s” retail chain. Archiver’s is a new retail concept created to help people preserve and enjoy their photographs. Archiver’s stores feature a wide variety of photo-safe products, including photo albums, scrapbooks and scrapbook supplies, frames, rubber stamps and photo storage and organization products. The agreement requires the Company to invest a total of $6 million in three equal installments, in the purchase of common stock of Tomsten, Inc. The first $2 million was paid on July 30, 2002, and the second $2 million was paid on February 1, 2003. The final $2 million increment is due August 1, 2003. Our investment currently represents 14.5% of the outstanding common stock of Tomsten, Inc. and is currently accounted for by the cost method. The accounting method will be reviewed after each incremental payment.

Comprehensive Loss

The Company reports comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period. For the Company, comprehensive loss consists of unrealized holding gains and losses from investments classified as “available-for-sale.”

Comprehensive income and the components of other comprehensive income were as follows:

	Three Months Ended
	March 29, 2003	March 30, 2002
Net earnings	$1,122,200	$1,075,900
Other comprehensive income (loss)	58,500	(25,200)

Total comprehensive income	$1,180,700	$1,050,700

Accounting for Stock-Based Compensation

The Company adopted in 2002 the fair value method recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement No. 123) using the prospective method as provided by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Historically, the Company had applied the intrinsic value method permitted under Statement 123, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for our stock-based compensation plans. Accordingly, no compensation cost has been recognized for our stock option plans prior to 2002. Compensation expense of $38,700 relating to stock options granted in 2002, upon adoption of the fair value method, has been expensed to “Selling, General and Administration Expenses” in the first quarter of 2003. The fair value of all future employee stock option grants and other stock-based compensation will be expensed to “Selling, General and Administrative Expenses” over the vesting period based on the fair value at the date the stock-based compensation is granted.

For the options granted prior to fiscal 2002, the Company accounts for the stock option plans under Accounting Principles Board (APB) Opinion No. 25, and accordingly, no compensation expense relating to the granting of options has been recognized in the Statement of Operations. Had compensation cost for these plans been determined consistent with SFAS No. 123 “Accounting for Stock-Based Compensations” (SFAS 123), the Company’s pro forma net income (loss) and net income (loss) per common share would have changed to the following pro forma amounts:

	Three Months Ended
	March 29, 2003	March 30, 2002
Net income, as reported	$1,122,200	$1,075,900
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(184,200)	(188,000)

Pro forma net income	$938,000	$887,900

Net Income Per Common Share
Basic – as reported	$.20	$.20
Basic – pro forma	$.16	$.16
Diluted – as reported	$.18	$.17
Diluted – pro forma	$.15	$.14

The fair value of each option granted subsequent to January 1, 1995 in accordance with SFAS 123 was estimated to be $5.86 and 5.91 in 2002 on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 3.59% and 3.63%, expected life of seven years, expected volatility of 55.2% and 55.0% and no dividend yield expected in any year.

Reclassification

Certain amounts in the March 30, 2002 financial statements have been reclassified to conform with the March 29, 2003 presentation. These reclassifications have no effect on net income or shareholders’ equity as previously reported.

2.	Organization and Business:

Winmark Corporation (the “Company”) offers licenses to operate retail stores using the service marks Play it Again Sports®, Once Upon A Child®, Music Go Round® and Plato’s Closet®. In addition, the Company sells inventory to its Play It Again Sports® franchisees through its buying group and operates retail stores. The Company has a 52/53 week year which ends on the last Saturday in December.

3.	Net Income Per Common Share:

The Company calculates net income per share in accordance with SFAS No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Net Income Per Common Share – Basic. The Company calculates Net Income Per Share – Dilutive by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method. The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of 476,990 and 769,503 stock options and warrants for the quarters ended March 29, 2003 and March 30, 2002, respectively.

As of March 29, 2003, the Company had a total of 1,195,000 stock options and warrants outstanding with an average price of $6.19. Of these 561,250 were exercisable as of March 29, 2003.

4.	New Accounting Pronouncements:

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002. We will account for any exit or disposal activities in accordance with the new pronouncement.

In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to FASB Statement 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 on December 29, 2002.

5.	Other Contingencies:

In addition to the operating lease obligations disclosed in footnote 10 of the Company’s Form 10-K for the year ended December 28, 2002, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed. As of March 29, 2003, the Company is contingently liable on these leases for up to an additional $67,600. These leases have various expiration dates through 2006.

The Company believes it has adequate reserves for any future liability, along with the monthly reduction of exposure as leases are paid, expire, or are renewed by the current operator of the location.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Winmark Corporation, (the “Company”) is a franchise company that franchises retail brands that buy, sell, trade and consign merchandise. Each brand operates in a different industry and provides the consumer with high value retailing by offering quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers’ used goods that have been outgrown or are no longer used. The stores also offer new merchandise.

Following is a summary of our franchising and corporate retail store activity for the three months ended March 29, 2003:

	TOTAL 12/28/02	OPENED	CLOSED	TOTAL 3/29/03
Play It Again Sports® Franchised Stores – US and Canada Other	454 23	0 0	(4 0)	450 23

Once Upon A Child® Franchised Stores – US and Canada Corporate	220 1	0 0	(1 0)	219 1

Plato’s Closet® Franchised Stores Corporate	76 1	8 0	0 0	84 1

Music Go Round® Franchised Stores Corporate	47 6	0 0	(1 0)	46 6

Total	828	8	(6)	830

Results of Operations

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Three Months Ended		First Quarter
	March 29, 2003	March 30, 2002	2003 over (under) First Quarter 2002
Revenue:
Merchandise sales	45.4%	48.1%	(14.2)%
Royalties	51.2	47.9	(2.8)
Franchise fees	1.6	1.8	(18.2)
Other	1.8	2.2	(23.6)

Total revenue	100.0%	100.0%	(9.0)%
Cost of merchandise sold	37.2	39.9	(15.1)
Selling, general and administrative expenses	41.3	41.1	(8.6)

Income from operations	21.5	19.0	2.8
Interest income (expense), net	0.8	0.4	74.5

Income before income taxes	22.3	19.4	4.4
Provision for income taxes	(8.9)	(7.7)	(4.6)

Net income	13.4%	11.7%	4.3%

Comparison of Three Months Ended March 29, 2003 to Three Months Ended March 30, 2002

Revenues

Revenues for the quarter ended March 29, 2003 totaled $8.4 million compared to $9.2 million for the comparable period in 2002.

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and retail sales at the Company-owned stores. For the first quarter of 2003 and 2002, they were as follows:

	2003	2002
Direct Franchisee Sales	$2,536,000	$3,106,800
Retail	1,264,500	1,323,100

	$3,800,500	$4,429,900

Play It Again Sports® buying group revenues decreased $570,800, or 18.4%, for the three months ended March 29, 2003 compared to the same period last year. This is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having 27 fewer Play It Again Sports® stores open than one year ago. Retail store sales decreased $58,600, or 4.4%, for the three months ended March 29, 2003 compared to the same period last year. The revenue decline was primarily due to selling one Company-owned ReTool® store in the fourth quarter of 2002.

Royalties decreased to $4.3 million for the first quarter of 2003 from $4.4 million for the same period in 2002, a 2.8% decrease. The decrease is due to lower franchisee retail sales and having 16 fewer stores open at the end of the first quarter of 2003 compared to the same period of 2002.

Franchise fees decreased to $135,000 for the first quarter of 2003 compared to $165,000 for the first quarter of 2002.

Other revenue decreased $47,400, or 23.6%, for the first quarter of 2003 compared to the first quarter of 2002. The decrease is primarily due to lower software license fee revenue.

Cost of Merchandise Sold

Cost of merchandise sold includes the cost of merchandise sold to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and at Company-owned retail stores. Direct Franchisee Sales cost of merchandise sold as a percentage of the Direct Franchise Sales revenue and cost of merchandise sold at Company-owned stores as a percentage of Company-owned store retail revenue, respectively, for the first quarter of 2003 and 2002 were as follows:

	2003	2002
Direct Franchisee Sales	96.3%	96.1%
Retail	53.8%	52.3%

The increase in retail cost of goods sold is primarily due to discounting older inventory items at the Company-owned retail stores.

Selling, General and Administrative

The $323,600, or 8.6%, decrease in operating expenses in the first three months of 2003 compared to the same period in 2002 is primarily due to lower depreciation, lower advertising production costs due to timing and lower legal fees.

Interest

During the first quarter of 2003, the Company had a net interest income of $69,800 compared to $40,000 of net interest income in the first quarter of 2002. The increase in interest income is primarily due to larger interest earning investment balances in 2003.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have historically been cash flow from operations and credit agreement borrowings. The Company ended the first quarter of 2003 with $4.9 million in cash and short-term investments and a current ratio of 2.2 to 1.0 compared to $5.3 million in cash and short-term investments and a current ratio of 2.2 to 1.0 at the end of the first quarter of 2002.

Ongoing operating activities provided cash of $1.5 million for the first three months of 2003 and 2002. Components of the cash provided by operating assets and liabilities for the first three months of 2003 include a $416,400 increase in accounts payable as a result of a seasonal increase in buying group activity. Deferred franchise fee revenue provided cash of $140,800 due to increased deposits on future store openings. Prepaid expenses provided cash of $318,300 due to a decrease in prepaid income taxes, partially offset by an increase in prepaid insurance. Components of cash utilized by operating assets and liabilities include a $393,300 increase in accounts receivable as a result of a seasonal increase in buying group activity and a $313,400 decrease in accrued liabilities primarily due to lower bonus/profit sharing accruals, partially offset by an increase in the income tax accrual.

Investing activities used $2.3 million of cash during the first quarter of 2003 compared to $1.8 million for the same period last year, primarily due to the purchase of investments in both periods, including the Company’s investment in Tomsten, Inc., the parent company of Archiver’s.

Financing activities used $1.6 million of cash during the first quarter of 2003 compared to $105,900 in the first quarter of 2002. The first quarter of 2003 includes $1.9 million used to repurchase 200,000 shares of Company common stock, offset by $250,000 received from the exercise of stock options. As of March 29, 2003, the Company has the authorization to repurchase up to an additional 230,272 shares.

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

In connection with the Rush River Facility, the Company issued Rush River Group, LLC a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrant was exercised on May 21, 2002.

The Company believes that cash generated from future operations and cash and investments on hand, will be adequate to meet the Company’s current obligations, including the investments in “Archiver’s”, and operating needs.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002. We will account for any exit or disposal activities in accordance with the new pronouncement.

In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to FASB Statement 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 on December 29, 2002.

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

Item 3:     Quantitative and Qualitative Disclosures About Market Risk

The Company had no debt outstanding at March 29, 2003. A one percent change in interest rates would not have a significant impact on the Company’s fixed rate debt.

Approximately $1.8 million of our investments at March 29, 2003 was invested in fixed income securities and $1.9 million of cash and cash equivalents in money market mutual funds, which are subject to the effects of market fluctuations in interest rates. A one percent change in interest rates may have a significant impact on the fair value of our fixed income investments.

Item 4:

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

PART II.     OTHER INFORMATION

Items 1 – 5:

Not applicable.

Item 6:     Exhibits and Reports on Form 8-K

(a.)   Exhibits

Exhibit 99.1 –	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 –	Certification of Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.3 –

Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002. This Exhibit, attached hereto, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference to any filing under the Securities Exchange Act of 1933. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission upon request.

Exhibit 99.4 –

Certification of Chief Financial Officer and Treasurer under Section 906 of the Sarbanes-Oxley Act of 2002. This Exhibit, attached hereto, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference to any filing under the Securities Exchange Act of 1933. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission upon request.

(b.)   Reports on Form 8-K

On February 14, 2003, the Company filed an 8-K related to its fiscal 2002 results.

On March 4, 2003, the Company filed an 8-K related to the purchase of 200,000 shares of Winmark Corporation Common Stock under its existing share repurchase plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINMARK CORPORATION

Date: May 8, 2003	By:	/s/ John L. Morgan

John L. Morgan Chairman of the Board and Chief Executive Officer

Date: May 8, 2003	By:	/s/ Brett D. Heffes

Brett D. Heffes Chief Financial Officer and Treasurer

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED MARCH 29, 2003

Exhibit No.	Description

99.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act Of 2002

99.2	Certification of Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act Of 2002

99.3

Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act Of 2002. This Exhibit, attached hereto, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference to any filing under the Securities Exchange Act of 1933. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission upon request.

99.4

Certification of Chief Financial Officer and Treasurer under Section 906 of the Sarbanes-Oxley Act Of 2002. This Exhibit, attached hereto, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference to any filing under the Securities Exchange Act of 1933. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission upon request.