Form 10-Q
period 2003-06-28
WINMARK CORP
filed 2003-08-12
CIK 908315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2003

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

Yes:   ☒     No:   ☐

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes:   ☐     No:   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value, 5,616,596 shares outstanding as of August 8, 2003.

WINMARK CORPORATION

PART I.                                                    FINANCIAL INFORMATION

Item 1:   Financial Statements

WINMARK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 28, 2003	December 28, 2002

ASSETS

Current Assets:
Cash and cash equivalents	$4,071,100	$4,730,000
Marketable securities	2,267,500	1,874,800
Receivables, less allowance for doubtful accounts of $334,300 and $357,700	2,252,000	2,612,100
Inventories	781,400	720,900
Prepaid expenses and other	190,200	583,900
Deferred income taxes	770,800	795,100
Total current assets	10,333,000	11,316,800

Long-term investments	4,577,300	3,498,800
Long-term notes receivables, net	88,000	130,300
Property and equipment, net	277,400	349,900
Other assets, net	578,700	544,300
Deferred income taxes	334,100	344,700
	$16,188,500	$16,184,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,101,100	$1,643,000
Accrued liabilities	1,671,200	1,975,200
Current deferred revenue	847,300	575,700
Total current liabilities	3,619,600	4,193,900

Long-term deferred revenue	62,800	90,200

Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 5,616,596 and 5,757,197 shares issued and outstanding	2,365,200	3,723,300
Other comprehensive income (loss)	11,000	(73,900)
Retained earnings	10,129,900	8,251,300

Total shareholders’ equity	12,506,100	11,900,700
	$16,188,500	$16,184,800

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
REVENUE:
Royalties	$3,879,100	$4,055,400	$8,170,600	$8,471,100
Merchandise sales	3,230,800	3,987,700	7,031,300	8,417,600
Franchise fees	135,000	92,500	270,000	257,500
Other	169,600	199,200	322,800	399,800
Total revenue	7,414,500	8,334,800	15,794,700	17,546,000

COST OF MERCHANDISE SOLD	2,527,200	3,238,600	5,648,800	6,916,800

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,895,300	3,966,800	7,353,300	7,748,400

Income from operations	992,000	1,129,400	2,792,600	2,880,800

INTEREST AND OTHER INCOME	181,200	79,200	251,000	132,800

INTEREST EXPENSE	—	(13,300)	—	(26,900)

Income before income taxes	1,173,200	1,195,300	3,043,600	2,986,700

PROVISION FOR INCOME TAXES	(416,800)	(471,300)	(1,165,000)	(1,186,800)

NET INCOME	$756,400	$724,000	$1,878,600	$1,799,900

NET INCOME PER COMMON SHARE – BASIC	$.13	$.13	$.33	$.33

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	5,615,919	5,502,197	5,669,063	5,442,776

NET INCOME PER COMMON SHARE – DILUTED	$.12	$.12	$.30	$.30

WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	6,244,632	6,122,741	6,230,386	6,056,986

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 28, 2003	June 29, 2002

OPERATING ACTIVITIES:
Net income	$1,878,600	$1,799,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,800	337,700
Compensation expense relating to stock option grants and employee stock purchases	102,900	—
Gain on sale of investments	(115,300)	—
Deferred gain on building sale	(91,600)	(91,600)
Deferred financing cost	—	22,900
Change in operating assets and liabilities:
Receivables	402,400	720,500
Inventories	(60,500)	162,500
Prepaid expenses and other	337,900	43,500
Deferred income taxes	34,900	—
Accounts payable	(541,900)	(504,100)
Accrued liabilities	(304,000)	(408,000)
Tax benefit on exercised options	88,800	—
Deferred revenue	335,800	250,000
Net cash provided by operating activities	2,184,800	2,333,300

INVESTING ACTIVITIES:
Purchase of marketable securities and investments, net of proceeds	(1,215,200)	(3,275,900)
Purchase of property and equipment	(42,500)	(56,700)
Additions to other assets	(36,200)	—
Net cash used for investing activities	(1,293,900)	(3,332,600)

FINANCING ACTIVITIES:
Payments on long-term debt	—	(105,900)
Repurchase of common stock	(1,875,000)	—
Proceeds from stock option/warrant exercises	325,200	474,600
Net cash provided by (used for) financing activities	(1,549,800)	368,700

DECREASE IN CASH AND CASH EQUIVALENTS	(658,900)	(630,600)
Cash and cash equivalents, beginning of period	4,730,000	1,053,000
Cash and cash equivalents, end of period	$4,071,100	$422,400

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$14,500
Cash paid for income taxes	$603,000	$824,000

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

Revenues and operating results for the six months ended June 28, 2003 are not necessarily indicative of the results to be expected for the full year.

Other Long-Term Investments

On July 30, 2002, the Company executed a subscription agreement with Tomsten, Inc., the parent company of “Archiver’s” retail chain.  Archiver’s is a new retail concept created to help people preserve and enjoy their photographs.  Archiver’s stores feature a wide variety of photo-safe products, including photo albums, scrapbooks and scrapbook supplies, frames, rubber stamps and photo storage and organization products.  The agreement requires the Company to invest a total of $6 million in three equal installments, in the purchase of common stock of Tomsten, Inc.  The first $2 million was paid on July 30, 2002, and the second $2 million was paid on February 1, 2003.  The final $2 million increment was paid on August 1, 2003.  Our investment currently represents 20.3% of the outstanding common stock of Tomsten, Inc. and is accounted for by the cost method.  The Company has entered into a voting agreement with Tomsten, Inc. appointing officers of Tomsten as the Company’s proxy with the right to vote the Tomsten shares held by the Company consistent with the two largest shareholders of Tomsten (or in case of their disagreement, consistent with a majority of the remaining shareholders) as long as the Company owns such shares.  No officers or directors of the Company serve as officers or directors of Tomsten.

Comprehensive Income

The Company reports comprehensive income/(loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”).  SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period.  For the Company, comprehensive income/(loss) consists of unrealized holding gains and losses from investments classified as “available-for-sale.”

Comprehensive income and the components of other comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net income	$756,400	$724,000	$1,878,600	$1,799,900
Other comprehensive income (loss)	26,400	(36,600)	84,900	(61,800)
Total comprehensive income	$782,800	$687,400	$1,963,500	$1,738,100

Accounting for Stock-Based Compensation

The Company adopted in 2002 the fair value method recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement No. 123) using the prospective method as provided by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Historically, the Company had applied the intrinsic value method permitted under Statement 123, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for our stock-based compensation plans.  Accordingly, no compensation cost has been recognized for our stock option plans prior to 2002.  Compensation expense of $38,700 and $77,400 relating to stock options granted in 2002, upon adoption of the fair value method, and 0 and $25,500 related to stock purchases under the employee stock purchase plan has been expensed to “Selling, General and Administration Expenses” in the three months and six months ended June 28, 2003, respectively.  The fair value of all future employee stock option grants and other stock-based compensation will be expensed to “Selling, General and Administrative Expenses” over the vesting period based on the fair value at the date the stock-based compensation is granted.

For the options granted prior to fiscal 2002, the Company accounts for the stock option plans under Accounting Principles Board (APB) Opinion No. 25, and accordingly, no compensation expense relating to the granting of these options has been recognized in the Statement of Operations.  Had compensation cost for these plans been determined consistent with SFAS No. 123 “Accounting for Stock-Based Compensations” (SFAS 123), the Company’s pro forma net income and net income per common share would have changed to the following pro forma amounts:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net Income as reported	$756,400	$724,000	$1,878,600	$1,799,900
Add: stock-based employee compensation expenses included in reported net income, net of related tax effects.	41,400	—	63,500	—
Deduct: total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects.	(193,000)	(197,000)	(386,000)	(394,000)

Pro forma net income	$604,800	$527,000	$1,556,100	$1,405,900

Net income per common share:
Basic – as reported	$.13	$.13	$.33	$.33
Basic – pro forma	$.11	$.10	$.27	$.26
Diluted – as reported	$.12	$.12	$.30	$.30
Diluted – pro forma	$.10	$.09	$.25	$.23

The fair value of each option granted subsequent to January 1, 1995 in accordance with SFAS 123 was estimated to be $5.86 and $5.91 in 2002 on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:  risk free interest rates of 3.59% and 3.63%, expected life of seven years, expected volatility of 55.2% and 55.0% and no dividend yield expected in any year.

2.     Organization and Business:

The Company offers licenses to operate retail stores using the service marks Play it Again Sports®, Once Upon A Child®, Plato’s Closet® and Music Go Round®.  In addition, the Company sells inventory to its Play It Again Sports® franchisees through its buying group and operates retail stores.  The Company has a 52/53-week year which ends on the last Saturday in December.

3.     Net Income Per Common Share:

The Company calculates net income per share in accordance with SFAS No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Net Income Per Common Share - Basic.  The Company calculates Net Income Per Share - Dilutive by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method.  The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of 628,713 and 620,544 stock options and warrants for the three months ended and 561,323 and 614,210 for the six months ended June 28, 2003 and June 29, 2002, respectively.

As of June 28, 2003, the company had a total of 1,193,990 stock options and warrants outstanding with an average price of $6.20.  Of these 597,740 were exercisable as of June 28, 2003.

4.     New Accounting Pronouncements:

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred.  The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 has not had an impact on our financial statements as of June 28, 2003.

In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to FASB Statement 123.  SFAS No. 148 provides three alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted the disclosure provisions of SFAS No. 148 on December 29, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 requires an entity consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests.  A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership.  The provisions of this statement apply at inception for any entity created after January 31, 2003.  For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003.  We have not yet determined the impact of adoption of FIN No. 46 will have on our financial statements.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  The statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer.  Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this pronouncement will not have an impact on our financial statements.

In April 2003, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis.  The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  We do not believe that the adoption of SFAS 149 will have a material impact on our results of operations or financial position.

5.     Other Contingencies:

In addition to the operating lease obligations disclosed in footnote 10 of the Company’s Form 10-K for the year ended December 28, 2002, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed.  As of June 28, 2003, the Company is contingently liable on these leases for up to an additional $45,200.  These leases have various expiration dates through 2006.  The Company believes it has adequate reserves for any future liability, along with the monthly reduction of exposure as leases are paid, expire or are renewed by the current operator of the location.

6.              Subsequent Events:

On July 1, 2003 the Company made a $1 million equity investment in eFrame, LLC (“eFrame”).  An Omaha, Nebraska based company, eFrame provides out-sourced information technology services to customers that lower their costs and increase their operating efficiencies.  The investment represents 20% of the outstanding units of membership interests in eFrame.  The investment will be recorded using the equity method of accounting, whereby the Company’s share of income or loss will be included in the statement of operations and increase or decrease the carrying value of the investment.  Stephen M. Briggs has been appointed a director of eFrame.

On July 30, 2002, the Company executed a subscription agreement with Tomsten, Inc., the parent company of “Archiver’s” retail chain.  The agreement requires the Company to invest a total of $6 million in three equal installments, in the purchase of common stock of Tomsten, Inc.  The final $2 million increment was paid on August 1, 2003.

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company franchises the rights to operate branded retail stores that buy, sell, trade and consign merchandise.  Each brand operates in a different industry and provides the consumer with high value retailing by offering high-quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers’ used goods that have been outgrown or are no longer used.  The stores also offer new merchandise.

Following is a summary of our franchising and corporate retail store activity for the retail brands for the three months ended June 28, 2003:

	TOTAL 3/29/03	OPENED	CLOSED	TOTAL 6/28/03
Play It Again Sports®
Franchised Stores - US and Canada	450	1	(10)	441
Other	23	0	(0)	23

Once Upon A Child®
Franchised Stores - US and Canada	219	0	(4)	215
Corporate	1	0	(0)	1

Plato’s Closet®
Franchised Stores	84	5	(0)	89
Corporate	1	0	(0)	1

Music Go Round®
Franchised Stores	46	0	(3)	43
Corporate	6	0	(0)	6

Total	830	6	(17)	819

Following is a summary of our franchising and corporate retail store activity for the retail brands for the six months ended June 28, 2003:

	TOTAL 12/28/02	OPENED	CLOSED	TOTAL 6/28/03
Play It Again Sports®
Franchised Stores - US and Canada	454	1	(14)	441
Other	23	0	(0)	23

Once Upon A Child®
Franchised Stores - US and Canada	220	0	(5)	215
Corporate	1	0	(0)	1

Plato’s Closet®
Franchised Stores	76	13	(0)	89
Corporate	1	0	(0)	1

Music Go Round®
Franchised Stores	47	0	(4)	43
Corporate	6	0	(0)	6

Total	828	14	(23)	819

Results of Operations

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Revenue:
Royalties	52.3%	48.7%	51.7%	48.3%
Merchandise sales	43.6	47.8	44.5	48.0
Franchise fees	1.8	1.1	1.7	1.4
Other	2.3	2.4	2.1	2.3
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of merchandise sold	(34.1)	(38.8)	(35.8)	(39.4)
Selling, general and administrative expenses	(52.5)	(47.6)	(46.5)	(44.2)
Income from operations	13.4	13.6	17.7	16.4
Interest and other income, net	2.4	.8	1.6	.6
Income before income taxes	15.8	14.4	19.3	17.0
Provision for income taxes	(5.6)	(5.7)	(7.4)	(6.8)
Net income	10.2%	8.7%	11.9%	10.2%

Comparison of Three Months Ended June 28, 2003 to Three Months Ended June 29, 2002

Revenues

Revenues for the quarter ended June 28, 2003 totaled $7.4 million compared to $8.3 million for the comparable period in 2002, a decrease of 11.0%.

Royalties decreased to $3.9 million for the second quarter of 2003 from $4.1 million for the same period in 2002, an approximate 4.3% decrease.  The decrease is primarily due to lower franchisee retail sales and having 19 fewer franchised stores open at the end of the second quarter of 2003 compared to the same period of 2002.

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and retail sales at the Company-owned stores.  For the second quarter of 2003 and 2002, they were as follows:

	2003	2002
Direct Franchisee Sales	$1,949,100	$2,698,200
Retail	1,281,700	1,289,500
	$3,230,800	$3,987,700

Direct Franchisee Sales revenues decreased $749,100, or 27.8%, for the quarter ended June 28, 2003 compared to the second quarter last year.  This is a result of management’s strategic decision to have more Play It Again Sports® franchisees purchase merchandise directly from vendors and having 28 fewer Play It Again Sports® stores open than one year ago.  Retail store sales decreased $7,800, or 0.6%, for the quarter ended June 28, 2003 compared to the second quarter last year.

Franchise fees increased to $135,000 for the second quarter of 2003 compared to $92,500 for the second quarter of 2002, due to more fee paying franchised stores opening in 2003.

Other revenue decreased $29,600, or 14.9%, for the second quarter of 2003 compared to the second quarter of 2002.  The decrease is primarily due to lower software license fee revenue.

Cost of Merchandise Sold

Cost of merchandise sold includes the cost of merchandise sold through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and at Company-owned retail stores.  Direct Franchisee Sales cost of merchandise sold as a percentage of the Direct Franchisee Sales revenue and cost of merchandise sold at Company-owned stores as a percentage of Company-owned store retail revenue, respectively, for the second quarter of 2003 and 2002 were as follows:

	2003	2002
Direct Franchisee Sales	95.4%	95.9%
Retail	52.1%	50.4%

The increase in retail cost of goods sold is primarily due to discounting older inventory items at the Company-owned retail stores.

Selling, General and Administrative

The $71,500, or 1.8%, decrease in selling, general and administrative expenses in the quarter ended June 28, 2003 compared to the second quarter of 2002 is primarily due to lower depreciation and outside services offset by higher advertising and stock option expenses.

Interest

During the second quarter of 2003, the Company had net interest and other income of $181,200 compared to $65,900 of net income in the second quarter of 2002.  The increase in interest and other income is primarily due to larger interest earning investment balances and realized gains of $112,400 on investment sales in 2003.

Income Taxes

The provision for income taxes was calculated at an effective rate of 35.5% and 39.4% for the second quarter of 2003 and 2002, respectively.  The lower effective tax rate in 2003 compared to 2002 primarily reflects a change in estimate of the effective annual rate for 2003.

Comparison of Six Months Ended June 28, 2003 to Six Months Ended June 29, 2002

Revenues

Revenues for the six months ended June 28, 2003 were $15.8 million compared to $17.5 million for the comparable period in 2002, a decrease of 10.0%.

Royalties decreased to $8.2 million for the first six months of 2003 from $8.5 million for the same period of 2002, a 3.5% decrease.  The decrease is due to lower franchisee retail sales and having 19 fewer franchised stores open at the end of the first six months of 2003 compared to the same period of 2002.

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and retail sales at the Company-owned stores.  For the first six months of 2003 and 2002, they were as follows:

	2003	2002
Direct Franchisee Sales	$4,485,100	$5,805,100
Retail	2,546,200	2,612,500
	$7,031,300	$8,417,600

Direct Franchisee Sales revenues decreased $1,320,000, or 22.2%, for the six months ended June 28, 2003 compared to the same period last year.  This is a result of management’s strategic decision to have more Play It Again Sports® franchisees purchase merchandise directly from vendors and having 28 fewer stores open than one year ago.  Retail store sales decreased $66,300, or 2.5%, for the six months ended June 28, 2003 compared to the same period last year.  The revenue decline was primarily due to selling one company-owned ReTool® store in the fourth quarter of 2002, partially offset by increased sales from the remaining Company-owned stores.

Franchise fees increased to $270,000 for the first six months of 2003 compared to $257,500 for the first six months of 2002.

Other revenue decreased $77,000, or 19.3%, for the first six months of 2003 compared to the first six months of 2002.  The decrease is primarily due to lower software license fee revenue.

Cost of Merchandise Sold

Cost of merchandise sold includes the cost of merchandise sold through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and at Company-owned retail stores.  Direct Franchisee Sales cost of merchandise sold as a percentage of the Direct Franchisee Sales revenue and cost of merchandise sold at Company-owned stores as a percentage of Company-owned retail store revenue, respectively, for the first six months of 2003 and 2002 were as follows:

	2002	2001
Direct Franchisee Sales	95.9%	96.0%
Retail	52.9%	51.4%

The increase in retail cost of goods sold is primarily due to discounting older inventory items at the Company-owned retail stores.

Selling, General and Administrative

The $395,100, or 5.1%, decrease in selling, general and administrative expenses in the first six months ended June 28, 2003 compared to the first six months of 2002 is primarily due to lower depreciation and outside services offset by higher advertising and stock option expenses.

Interest

During the first six months of 2003, the Company had net interest and other income of $251,000 compared to $105,900 of net income in the first six months of 2002.  The increase in interest and other income is primarily due to larger interest earning investment balances and realized gains of $115,300 on investment sales in 2003.

Income Taxes

The provision for income taxes was calculated at an effective rate of 38.3% and 39.7% for the first six months of 2003 and 2002, respectively.  The lower effective rate in 2003 compared to 2002 primarily reflects a change in estimate of the effective annual rate for 2003.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have historically been cash flow from operations and credit agreement borrowings.  The Company ended the second quarter of 2003 with $6.3 million in cash and marketable securities and a current ratio of 2.85 to 1.0 compared to $6.5 million in cash and marketable securities investments and a current ratio of 2.71 to 1.0 at the end of the second quarter of 2002.

Ongoing operating activities provided cash of $2.2 million for the first six months of 2003 and $2.3 million for the same period last year.  Components of the cash provided by operating assets and liabilities for the first six months of 2003 include a $402,400 decrease in accounts receivable as a result of a decrease in buying group activity.   Deferred revenue provided cash of $335,800 due to increased deposits on future store openings.  Prepaid expenses provided cash of $337,900 due to a decrease in prepaid income taxes.  Components of cash utilized by operating assets and liabilities include a $541,900 decrease in accounts payable as a result of a decrease in buying group activity and a $304,000 decrease in accrued liabilities primarily due to lower bonus/profit sharing accruals.

Investing activities used $1.3 million of cash during the first six months of 2003 compared to $3.3 million for the same period last year.  This decrease was primarily due to making fewer investments in 2003.

Financing activities used $1.5 million of cash during the first six months of 2003 compared to providing $0.4 million in the first six months of 2002.  The first six months of 2003 includes $1.9 million used to repurchase 200,000 shares of Company common stock, partially offset by $325,200 received from the exercise of stock options.  As of June 28, 2003, the Company has the authorization to repurchase up to an additional 230,272 shares.

On July 31, 2000, the Company entered into a credit agreement with Rush River Group, LLC, an affiliate of the Company, to provide a credit facility of up to $7.5 million (“Rush River Facility”).  The credit agreement allowed such amount to be drawn upon by the Company in one or more term loans.  The initial term loan was $5.0 million dollars to be repaid by the Company over a seven-year period.  Each term loan was accruing interest at 14% per year.  The balance of the Rush River Facility was paid on September 17, 2001.  As of December 28, 2002, the Company terminated the Rush River Facility and accelerated the amortization of the remaining associated debt issuance cost, charging the remaining $210,000 to interest expense.  The Rush River Facility was secured by a lien against substantially all of the Company’ s assets, which lien has been released.  In connection with the Rush River Facility, the Company issued Rush River Group, LLC a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.00 per share.  The warrant was exercised on May 21, 2002.

On July 1, 2003 the Company made a $1 million equity investment in eFrame.  On August 1, 2003 the Company made the final $2 million increment in “Archiver’s.”

The Company believes that cash generated from future operations and cash and investments on hand, will be adequate to meet the Company’s current obligations and operating needs.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred.  The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 has not had an impact on our financial statements as of June 28, 2003.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 requires an entity consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests.  A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership.  The provisions of this statement apply at inception for any entity created after January 31, 2003.  For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003.  We have not yet determined the impact the adoption of FIN No. 46 will have on our financial statements.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  The statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer.  Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this pronouncement will not have impact on our financial statements.

In April 2003, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis.  The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  We do not believe that the adoption of SFAS 149 will have a material impact on our results of operations or financial positions.

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

Item 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company had no debt outstanding at June 28, 2003.  A one percent change in interest rates would not have a significant impact on the Company’s fixed rate debt.

Approximately $1.4 million of our investments at June 28, 2003 were invested in fixed income securities and $3.9 million of cash and cash equivalents in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.  A one percent change in interest rates may have a significant impact on the fair value of our fixed income investments.

Item 4:   Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Items 1 – 3:

Not applicable.

Item 4:   Submission of Matters to a Vote of Security-holders

At the Annual Shareholders meeting held on April 30, 2003, the Company submitted to a vote of security-holders the following matters which received the indicated votes:

1.               Approving setting the number of members of the Board of Directors at seven (7):

For:  3,930,757               Against:  1,265               Abstain:  25,275

2.               Election of Directors:

	For:	Withhold:
John L. Morgan	3,914,910	42,387

William D. Dunlap, Jr.	3,928,440	28,857

Kirk A. MacKenzie	3,932,340	24,957

Paul C. Reyelts	3,931,012	26,285

Mark L. Wilson	3,931,012	26,285

Stephen M. Briggs	3,913,482	43,815

Jenele C. Grassle	3,928,340	28,957

3.               Ratifying the appointment of KPMG LLP as independent auditors for the current fiscal year:

For:  3,926,129               Against:  5,900               Abstain:  25,268

4.               In their discretion, upon such other business as may properly come before the meeting or any adjournment thereof:

For:  3,800,206               Against:  27,314               Abstain:  129,777

Item 5:

Not applicable.

Item 6:   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 31.1 –            Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –            Certification of Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –            Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 –            Certification of Chief Financial Officer and Treasurer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

On April 18, 2003, the Company filed an 8-K related to its first quarter 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINMARK CORPORATION

Date: August 11, 2003	By:	/s/	John L. Morgan
John L. Morgan
Chairman of the Board and Chief Executive Officer

Date: August 11, 2003	By:	/s/	Brett D. Heffes
Brett D. Heffes
Chief Financial Officer and Treasurer

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED JUNE 28, 2003

Exhibit No.	Description

Exhibit 31.1 –	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –	Certification of Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 –	Certification of Chief Financial Officer and Treasurer under Section 906 of the Sarbanes-Oxley Act of 2002. Under new rules, it is deemed furnished and not necessary to state that.