Form 10-Q
period 2003-09-27
WINMARK CORP
filed 2003-11-10
CIK 908315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2003

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

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

Yes: ☐	No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value, 5,666,596 shares outstanding as of November 5, 2003

WINMARK CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONDENSED BALANCE SHEETS:
September 27, 2003 and December 28, 2002

CONDENSED STATEMENTS OF OPERATIONS:
Three Months Ended September 27, 2003 and September 28, 2002
Nine Months Ended September 27, 2003 and September 28, 2002

CONDENSED STATEMENTS OF CASH FLOWS:
Nine Months Ended September 27, 2003 and September 28, 2002

NOTES TO CONDENSED FINANCIAL STATEMENTS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION
Items 1 through 5 have been omitted since all items are inapplicable or answers negative.

Item 6.	Exhibits and Reports on Form 8-K

(a.) Exhibits
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b.) Reports on Form 8-K
On July 1, 2003, the company filed an 8-K related to its investment in eFrame, LLC and Analysts International Corporation.

On July 15, 2003, the Company filed an 8-K relating to its second quarter 2003 results.

PART I.                            FINANCIAL INFORMATION

Item 1.           Financial Statements

WINMARK CORPORATION

CONDENSED BALANCE SHEETS

(unaudited)

	September 27, 2003	December 28, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$3,006,900	$4,730,000
Marketable securities	2,228,200	1,874,800
Receivables, less allowance for doubtful accounts of $360,500 and $357,700	2,457,800	2,612,100
Inventories	627,300	720,900
Prepaid expenses and other	212,300	583,900
Deferred income taxes	770,800	795,100
Total current assets	9,303,300	11,316,800

Long-term investments	7,511,500	3,498,800
Long-term notes receivables, net	76,700	130,300
Property and equipment, net	238,500	349,900
Other assets, net	587,300	544,300
Deferred income taxes	334,100	344,700
	$18,051,400	$16,184,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,593,200	$1,643,000
Accrued liabilities	1,638,600	1,975,200
Current deferred revenue	628,100	575,700
Total current liabilities	3,859,900	4,193,900

Long-term deferred revenue	98,200	90,200

Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 5,666,596 and 5,757,197 shares issued and outstanding	2,886,800	3,723,300
Other comprehensive income (loss)	(27,500)	(73,900)
Retained earnings	11,234,000	8,251,300

Total shareholders’ equity	14,093,300	11,900,700
	$18,051,400	$16,184,800

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
REVENUE:
Royalties	$3,946,200	$3,950,900	$12,116,800	$12,422,000
Merchandise sales	3,570,400	3,689,200	10,601,700	12,106,800
Franchise fees	300,300	337,500	570,300	595,000
Other	170,900	207,700	493,700	607,500
Total revenue	7,987,800	8,185,300	23,782,500	25,731,300

COST OF MERCHANDISE SOLD	2,799,000	2,859,300	8,447,800	9,776,100

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,402,800	3,617,700	10,756,100	11,366,100

Income from operations	1,786,000	1,708,300	4,578,600	4,589,100

LOSS FROM EQUITY INVESTMENT	(64,100)	—	(64,100)	—

INTEREST AND OTHER INCOME	88,100	69,900	339,100	202,700

INTEREST EXPENSE	—	(13,700)	—	(40,600)

Income before income taxes	1,810,000	1,764,500	4,853,600	4,751,200

PROVISION FOR INCOME TAXES	(705,900)	(705,800)	(1,870,900)	(1,892,600)

NET INCOME	$1,104,100	$1,058,700	$2,982,700	$2,858,600

NET INCOME PER COMMON SHARE – BASIC	$.20	$.19	$.53	$.52

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	5,650,096	5,664,647	5,662,762	5,517,103

NET INCOME PER COMMON SHARE – DILUTED	$.17	$.17	$.48	$.47

WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	6,359,966	6,178,645	6,269,001	6,046,884

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 27, 2003	September 28, 2002
OPERATING ACTIVITIES:
Net income	$2,982,700	$2,858,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,300	447,400
Compensation expense relating to stock option grants and employee stock purchases	141,600	—
Gain on sale of investments	(153,300)	—
Deferred gain on building sale	(137,400)	(137,400)
Deferred financing cost	—	34,400
Change in operating assets and liabilities:
Receivables	207,900	402,300
Inventories	93,600	186,800
Prepaid expenses and other	371,600	72,700
Deferred income taxes	34,900	—
Accounts payable	(49,800)	103,600
Accrued liabilities	(369,700)	(56,300)
Tax benefit on exercised options	321,600	—
Deferred revenue	197,800	67,600
Net cash provided by operating activities	3,807,800	3,979,700

INVESTING ACTIVITIES:
Purchase of marketable securities and investments, net of proceeds	(4,133,300)	(5,433,700)
Purchase of property and equipment, net	(52,200)	(64,300)
Additions to other assets	(45,700)	—
Net cash used for investing activities	(4,231,200)	(5,498,000)

FINANCING ACTIVITIES:
Payments on long-term debt	—	(199,500)
Repurchase of common stock	(1,875,000)	—
Proceeds from stock option/warrant exercises	575,300	1,040,300
Net cash provided by (used for) financing activities	(1,299,700)	840,800

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,723,100)	(677,500)
Cash and cash equivalents, beginning of period	4,730,000	1,053,000
Cash and cash equivalents, end of period	$3,006,900	$375,500

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$20,500
Cash paid for income taxes	$1,001,000	$1,297,300

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

Revenues and operating results for the three month period and nine month period ended September 27, 2003 are not necessarily indicative of the results to be expected for the full year.

Other Long-Term Investments

On July 30, 2002, the Company executed a subscription agreement with Tomsten, Inc. (“Tomsten”), the parent company of “Archiver’s” retail chain.  Archiver’s is a new retail concept created to help people preserve and enjoy their photographs.  Archiver’s stores feature a wide variety of photo-safe products, including photo albums, scrapbooks and scrapbook supplies, frames, rubber stamps and photo storage and organization products.  The agreement required the Company to invest a total of $6 million in three equal installments, in the purchase of common stock of Tomsten.  Such amount was paid in three equal installments of $2 million on July 30, 2003, February 1, 2003 and August 1, 2003, respectively.   Our investment currently represents 20.3% of the outstanding common stock of Tomsten and is accounted for by the cost method.  The Company has entered into a voting agreement with Tomsten appointing officers of Tomsten as the Company’s proxy with the right to vote the Tomsten shares held by the Company consistent with the two largest shareholders of Tomsten (or in case of their disagreement, consistent with a majority of the remaining shareholders) as long as the Company owns such shares.  No officers or directors of the Company serve as officers or directors of Tomsten.

On July 1, 2003, the Company made a $1 million equity investment in eFrame, LLC (“eFrame”).  Based in Omaha, Nebraska, eFrame provides out-sourced information technology services to customers that lower their costs and increase their operating efficiencies.  The investment represents 20% of the outstanding units of membership interests in eFrame.  The investment is recorded using the equity method of accounting, whereby the Company’s share of income or loss is included in the statement of operations and increase or decrease the carrying value of the investment.  During the third quarter of 2003, the Company recorded a $64,100 loss on the investment.  Stephen M. Briggs has been appointed a director of eFrame.

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

Comprehensive income and the components of other comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net income	$1,104,100	$1,058,700	$2,982,700	$2,858,600
Other comprehensive income (loss)	(38,500)	(24,100)	46,400	(85,900)
Total comprehensive income	$1,065,600	$1,034,600	$3,029,100	$2,772,700

Accounting for Stock-Based Compensation

The Company adopted in 2002 the fair value method recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement No. 123) using the prospective method as provided by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Historically, the Company had applied the intrinsic value method permitted under Statement 123, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for our stock-based compensation plans.  Accordingly, no compensation cost has been recognized for our stock option plans prior to 2002.  Compensation expense of $38,700 and $116,100 relating to stock options granted in 2002, upon adoption of the fair value method, and $0 and $25,500 related to stock purchases under the employee stock purchase plan has been expensed to “Selling, General and Administration Expenses” in the three months and nine months ended September 27, 2003, respectively.  The fair value of all future employee stock option grants and other stock-based compensation will be expensed to “Selling, General and Administrative Expenses” over the vesting period based on the fair value at the date the stock-based compensation is granted.

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

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net income as reported	$1,104,100	$1,058,700	$2,982,700	$2,858,600

Add: stock-based employee compensation expenses included in reported net income, net of related tax effects.	23,600	—	87,000	—
Deduct: total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects.	(193,000)	(197,000)	(579,000)	(591,000)
Pro forma net income	$934,700	$861,700	$2,490,700	$2,267,600

Net income per common share:
Basic – as reported	$.20	$.19	$.53	$.52
Basic – pro forma	$.17	$.15	$.44	$.41
Diluted – as reported	$.17	$.17	$.48	$.47
Diluted – pro forma	$.15	$.14	$.40	$.38

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

As of September 27, 2003, the Company had a total of 1,143,990 stock options and warrants outstanding with an average price of $6.25.  Of these 552,740 were exercisable as of September 27, 2003.

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

3.              Net Income Per Common Share:

The Company calculates net income per share in accordance with SFAS No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Net Income Per Common Share - Basic.  The Company calculates Net Income Per Share - Dilutive by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method.  The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of 709,870 and 513,998 stock options and warrants for the three months ended and 606,239 and 529,781 for the nine months ended September 27, 2003 and September 28, 2002, respectively.

4.              New Accounting Pronouncements:

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred.  The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 has not had an impact on our financial statements as of September 27, 2003.

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in  a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest.  The consolidation requirements apply to all variable interest entities created after January 31, 2003.  For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods ending after December 15, 2003.  Disclosure of significant variable interests entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created.  We have reviewed the nature of our franchising arrangements.  There were no franchise agreements signed since January 31, 2003 that we are required to consolidate in our September 27, 2003 financial statements.  We do not believe the adoption of FIN 46 for franchisees formed prior to February 1, 2003 will have an impact on our financial statements.  In addition, we are currently assessing the impact of the adoption of FIN No. 46 for our two minority investments: Tomsten, Inc. and eFrame, LLC.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  The statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer.  Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this pronouncement did not have an impact on our financial statements.

In April 2003, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis.  The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The adoption of SFAS 149 did not have a material impact on our results of operations or financial position.

5.              Other Contingencies:

In addition to the operating lease obligations disclosed in footnote 10 of the Company’s Form 10-K for the year ended December 28, 2002, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed.  As of September 27, 2003, the Company is contingently liable on these leases for up to an additional $25,500.  These leases have various expiration dates through 2006.  The Company’s believes it has adequate reserves for any future liability, along with the monthly reduction of exposure as leases are paid, expire or are renewed by the current operator of the location.

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

Following is a summary of the Company’s franchising and corporate retail store activity for the three months ended September 27, 2003:

	TOTAL 6/28/03	OPENED	CLOSED	TOTAL 9/27/03
Play It Again Sports®
Franchised Stores - US and Canada	441	6	(12)	435
Other	23	0	0	23

Once Upon A Child®
Franchised Stores - US and Canada	215	2	(2)	215
Corporate	1	0	0	1

Plato’s Closet®
Franchised Stores	89	6	0	95
Corporate	1	0	0	1

Music Go Round®
Franchised Stores	43	1	(3)	41
Corporate	6	0	(1)	5
Total	819	15	(18)	816

Following is a summary of the Company’s franchising and corporate retail store activity for the nine months ended September 27, 2003:

	TOTAL 12/28/02	OPENED	CLOSED	TOTAL 9/27/03
Play It Again Sports®
Franchised Stores - US and Canada	454	7	(26)	435
Other	23	0	0	23

Once Upon A Child®
Franchised Stores - US and Canada	220	2	(7)	215
Corporate	1	0	0	1

Plato’s Closet®
Franchised Stores	76	19	0	95
Corporate	1	0	0	1

Music Go Round®
Franchised Stores	47	1	(7)	41
Corporate	6	0	(1)	5
Total	828	29	(41)	816

Results of Operations

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Revenue:
Royalties	49.4%	48.3%	50.9%	48.3%
Merchandise sales	44.7	45.1	44.6	47.0
Franchise fees	3.8	4.1	2.4	2.3
Other	2.1	2.5	2.1	2.4
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of merchandise sold	35.0	34.9	35.5	38.0
Selling, general and administrative expenses	42.6	44.2	45.2	44.2
Income from operations	22.4	20.9	19.3	17.8
Loss from equity investment	(0.8)	—	(0.3)	—
Interest and other income, net	1.1	0.6	1.4	0.6
Income before income taxes	22.7	21.5	20.4	18.4
Provision for income taxes	(8.9)	(8.6)	(7.9)	(7.3)
Net income	13.8%	12.9%	12.5%	11.1%

Comparison of Three Months Ended September 27, 2003 to

Three Months Ended September 28, 2002

Revenues

Revenues for the quarter ended September 27, 2003 totaled $8.0 million compared to $8.2 million for the comparable period in 2002.

Royalties were $4.0 million for the third quarter of 2003 and 2002.

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group or through our Computer Support Center (“Direct Franchisee Sales”) and retail sales at the Company-owned stores.  For the third quarter of 2003 and 2002, they were as follows:

	2003	2002
Direct Franchisee Sales	$2,142,600	$2,222,500
Retail Sales	1,427,800	1,466,700
Merchandise Sales	$3,570,400	$3,689,200

Direct Franchisee Sales revenues decreased $79,900, or 3.6%, for the quarter ended September 27, 2003 compared to the third quarter last year.  This is a result of management’s strategic decision to have more Play It Again Sports® franchisees purchase merchandise directly from vendors and having 24 fewer Play It Again Sports® stores open than one year ago.  Retail store sales decreased $38,900, or 2.7%, for the quarter ended September 27, 2003 compared to the third quarter last year.

Franchise fees decreased to $300,300 for the third quarter of 2003 compared to $337,500 for the third quarter of 2002, due to fewer fee paying franchised stores opening in 2003.

Other revenue decreased $36,800, or 17.7%, for the third quarter of 2003 compared to the third quarter of 2002.  The decrease is primarily due to lower software license fee revenue.

Cost of Merchandise Sold

Cost of merchandise sold includes the cost of merchandise sold through the Play It Again Sports buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and at Company-owned retail stores.  Direct Franchisee Sales cost of merchandise sold as a percentage of the Direct Franchisee Sales revenue and cost of merchandise sold at Company-owned stores as a percentage of Company-owned store retail revenue, respectively, for the third quarter of 2003 and 2002 were as follows:

	2003	2002
Direct Franchisee Sales	96.6%	95.6%
Retail	51.0%	50.1%

The increase in retail cost of goods sold is primarily due to discounting older inventory items at the Company-owned retail stores.

Selling, General and Administrative

The $214,900, or 5.9%, decrease in selling, general and administrative expenses in the quarter ended September 27, 2003 compared to the third quarter of 2002 is primarily due to lower depreciation, office supplies and conference expenses offset by higher advertising and stock option expenses.

Loss from Equity Investment

During the third quarter of 2003, the Company recorded a $64,100 loss from our share in the investment in eFrame.  This represents our pro rata share of eFrame losses for the period.

Interest

During the third quarter of 2003, the Company had net interest and other income of $88,100 compared to $56,200 of net income in the third quarter of 2002.  The increase in interest and other income is primarily due to larger interest earning investment balances and realized gains of $38,000 on investment sales in 2003.

Income Taxes

The provision for income taxes was calculated at an effective rate of 39.0% and 40.0% for the third quarter of 2003 and 2002, respectively.  The lower effective tax rate in 2003 compared to 2002 primarily reflects a change in estimate of the effective annual rate for 2003.

Comparison of Nine Months Ended September 27, 2003 to
Nine Months Ended September 28, 2002

Revenues

Revenues for the nine months ended September 27, 2003 were $23.8 million compared to $25.7 million for the comparable period in 2002.

Royalties decreased to $12.1 million for the first nine months of 2003 from $12.4 million for the same period of 2002, a 2.5% decrease.  The decrease is due to lower franchisee retail sales and having 20 fewer franchised stores open at the end of the first nine months of 2003 compared to the same period of 2002.

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group or through our Computer Support Center (“Direct Franchisee Sales”) and retail sales at the Company-owned stores.  For the first nine months of 2003 and 2002, they were as follows:

	2003	2002
Direct Franchisee Sales	$6,627,700	$8,027,500
Retail Sales	3,974,000	4,079,300
Merchandise Sales	$10,601,700	$12,106,800

Direct Franchisee Sales revenues decreased $1,399,800, or 17.4%, for the nine months ended September 27, 2003 compared to the same period last year.  This is a result of management’s strategic decision to have more Play It Again Sports® franchisees purchase merchandise directly from vendors and having 24 fewer Play It Again Sports® stores open than one year ago.  Retail store sales decreased $105,300, or 2.6%, for the nine months ended September 27, 2003 compared to the same period last year.  The revenue decline was due to selling one Company-owned ReTool® store in the fourth quarter of 2002, partially offset by increased sales from the remaining Company-owned stores.

Franchise fees decreased to $570,300 for the nine months of 2003 compared to $595,000 for the first nine months of 2002.

Other revenue decreased $113,800, or 18.7%, for the first nine months of 2003 compared to the first nine months of 2002.  The decrease is primarily due to lower software license fee revenue.

Cost of Merchandise Sold

Cost of merchandise sold includes the cost of merchandise sold through the Play It Again Sports buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and at Company-owned retail stores.  Direct Franchisee Sales cost of merchandise sold as a percentage of the Direct Franchisee Sales revenue and cost of merchandise sold at Company-owned stores as a percentage of Company-owned retail store revenue, respectively, for the first nine months of 2003 and 2002 were as follows:

	2003	2002
Direct Franchisee Sales	96.1%	95.9%
Retail	52.2%	51.0%

The increase in retail cost of goods sold is primarily due to discounting older inventory items at the Company-owned retail stores.

Selling, General and Administrative

The $610,000, or 5.4%, decrease in selling, general and administrative expenses in the first nine months ended September 27, 2003 compared to the first nine months of 2002 is primarily due to lower depreciation and outside services offset by higher advertising and stock option expenses.

Loss from Equity Investment

For the nine months ended September 27, 2003, the Company recorded a $64,100 loss from our share in the investment in eFrame. This represents our pro rata share of eFrame losses for the period.

Interest

During the first nine months of 2003, the Company had net interest and other income of $339,100 compared to $162,100 of net income in the first nine months of 2002.  The increase in interest and other income is primarily due to larger interest earning investment balances and realized gains of $153,300 on investment sales in 2003.

Income Taxes

The provision for income taxes was calculated at an effective rate of 38.5% and 39.8% for the first nine months of 2003 and 2002, respectively.  The lower effective rate in 2003 compared to 2002 primarily reflects a change in estimate of the effective annual rate for 2003.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have historically been cash flow from operations and credit agreement borrowings.  The Company ended the third quarter of 2003 with $5.2 million in cash and marketable securities and a current ratio of 2.41 to 1.0 compared to $6.6 million in cash and marketable securities and a current ratio of 2.38 to 1.0 at the end of the third quarter of 2002.

Ongoing operating activities provided cash of $3.8 million for the first nine months of 2003 and $4.0 million for the same period last year.  Components of the cash provided by operating assets and liabilities for the first nine months of 2003 include a $207,900 decrease in accounts receivable as a result of a decrease in buying group activity.   Deferred revenue provided cash of $197,800 due to increased deposits on future store openings.  Prepaid expenses provided cash of $371,600 due to a decrease in prepaid income taxes.  Components of cash utilized by operating assets and liabilities include a $369,700 decrease in accrued liabilities primarily due to lower bonus/profit sharing accruals.

Investing activities used $4.2 million of cash during the first nine months of 2003 compared to $5.5 million for the same period last year.  This decrease was primarily due to making fewer investments in marketable securities in 2003.

Financing activities used $1.3 million of cash during the first nine months of 2003 compared to providing $0.8 million in the first nine months of 2002.  The first nine months of 2003 includes $1.9 million used to repurchase 200,000 shares of Company common stock, partially offset by $575,300 received from the exercise of stock options.  As of September 27, 2003, the Company has the authorization to repurchase up to an additional 230,272 shares.

On July 31, 2000, the Company entered into a credit agreement with Rush River Group, LLC, an affiliate of the Company, to provide a credit facility of up to $7.5 million (“Rush River Facility”).  The credit agreement allowed such amount to be drawn upon by the Company in one or more term loans.  The initial term loan was $5.0 million dollars to be repaid by the Company over a seven-year period.  Each term loan was accruing interest at 14% per year.  The balance of the Rush River Facility was paid on September 17, 2001.  As of December 28, 2002, the Company terminated the Rush River Facility and accelerated the amortization of the remaining associated debt issuance cost, charging the remaining $210,000 to interest expense.  The Rush River Facility was secured by a lien against substantially all of the Company’ s assets, which lien has been released.  In connection with the Rush River Facility, the Company issued Rush River Group, LLC a warrant to purchase 200,000 shares of the Company’ s common stock at an exercise price of $2.00 per share.  The warrant was exercised on May 21, 2002.

The Company believes that cash generated from future operations and cash and investments on hand, will be adequate to meet the Company’s current obligations and operating needs.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred.  The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 has not had an impact on our financial statements as of September 27, 2003.

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest.  The consolidation requirements apply to all variable interest entities created after January 31, 2003.  For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods ending after December 15, 2003.  Disclosure of significant variable interests entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created.  We have reviewed the nature of our franchising arrangements.  There were no franchise agreements signed since January 31, 2003 that we are required to consolidate in our September 27, 2003 financial statements.  We do not believe the adoption of FIN 46 for franchisees formed prior to February 1, 2003 will have an impact on our financial statements.  In addition, we are currently assessing the impact of the adoption of FIN No. 46 for our two minority investments: Tomsten, Inc. and eFrame, LLC.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  The statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer.  Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this pronouncement did not have impact on our financial statements.

In April 2003, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis.  The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The adoption of SFAS 149 did not have a material impact on our results of operations or financial positions.

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

Item 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company had no debt outstanding at September 27, 2003.  A one percent change in interest rates would not have a significant impact on the Company’s fixed rate debt.

Approximately $1.4 million of our investments at September 27, 2003 were invested in fixed income securities and $2.3 million of cash and cash equivalents in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.  A one percent change in interest rates may have a significant impact on the fair value of our fixed income investments.

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

PART II.                                                OTHER INFORMATION

Items 1 – 5:

Not applicable.

Item 6:   Exhibits and Reports on Form 8-K

(a)  Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

On July 1, 2003, the Company filed a report on Form 8-K containing a press release related to its investments in eFrame, LLC and Analysts International Corporation.

On July 15, 2003, the Company filed a report on Form 8-K containing a press release relating to the financial results of its operations and financial condition for the second quarter ended June 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINMARK CORPORATION

Date: November 10, 2003	By:	/s/ John L. Morgan
John L. Morgan
Chairman of the Board and Chief Executive Officer

Date: November 10, 2003	By:	/s/ Brett D. Heffes
Brett D. Heffes
Chief Financial Officer and Treasurer

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 27, 2003

Exhibit No.	Description

Exhibit 31.1 –	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 –	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 –	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 –	Certification of Chief Financial Officer and Treasurer under Section 906 of the Sarbanes-Oxley Act of 2002