Form 10-K
period 2003-12-27
WINMARK CORP
filed 2004-03-22
CIK 908315

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 of
the Securities Exchange Act of 1934

For the fiscal year ended December 27, 2003	Commission File Number: 000-22012

WINMARK CORPORATION

(Exact name of Registrant as specified in its charter)

Minnesota	41-1622691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Yes  ☐         No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of such stock as of the last business day of Registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Market, was $21,874,613.

Shares of no par value Common Stock outstanding as of March 9, 2004: 5,714,096 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 28, 2004 have been incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

WINMARK CORPORATION AND SUBSIDIARY

ITEM 1:  BUSINESS

Background

Winmark Corporation, a Minnesota corporation, (referred to herein as “Company,” “we,” “us,” “our” and other similar terms) is a franchisor of value-oriented retail store concepts that buy, sell, trade and consign merchandise.  The Company was incorporated in Minnesota in 1988.

Each of our retail store brands emphasizes consumer value by offering high-quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers’ used goods that have been outgrown or are no longer used.  The stores also offer new merchandise to customers.

Our significant assets are located within the United States, and we generate all revenues from United States operations other than 2003 franchising revenues from Canadian operations of approximately $1.6 million.

Our four store brands with their fiscal year 2003 system-wide sales, defined as revenues from all franchised and Company owned stores, are summarized as follows:

Play It Again Sports® - $245 million

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

Plato’s Closet® - $47 million

We began franchising the Plato’s Closet® brand in 1999.  Plato’s Closet® stores sell and buy used and new clothing and accessories geared toward the teenage and young adult market.  Customers also have the opportunity to sell their used items to a Plato’s Closet® store when outgrown and to purchase quality used clothing and accessories at prices lower than new merchandise.

Music Go Round® - $29 million

We began franchising the Music Go Round® brand in 1994.  Music Go Round® stores sell, buy, trade and consign used and new musical instruments, speakers, amplifiers, music-related electronics and related accessories for parents of children who play musical instruments, as well as professional and amateur musicians.

Following is a summary of our franchising and corporate store activity for the fiscal year ended December 27, 2003:

	TOTAL 12/28/02	OPENED/ PURCHASED	CLOSED/ SOLD	TOTAL 12/27/03
Play It Again Sports®
Franchised Stores - US and Canada	454	10	(37)	427
Other	23	0	0	23

Once Upon A Child®
Franchised Stores - US and Canada	220	2	(11)	211
Company Owned	1	0	0	1

Plato’s Closet®
Franchised Stores	76	30	0	106
Company Owned	1	0	0	1

Music Go Round®
Franchised Stores	47	2	(9)	40
Company Owned	6	0	(2)	4
Total	828	44	(59)	813

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

We have developed value-oriented retail brands based on a mix of used and new merchandise.  We franchise rights to franchisees who open franchised stores under such brands.  The key elements of our franchise strategy include: (i) franchising the rights to operate retail stores offering value-oriented merchandise; (ii) attracting new, qualified franchisees; and (iii) providing initial and continuing support to franchisees.  The Company has and intends to reinvest operating cash flow generated from its business into: (i) supporting the current franchise system: (ii) making investments in infrastructure to support our corporate needs; and (iii) pursuing new business opportunities such as Winmark Business Solutions and investment opportunities.

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

2.  Attracting Franchisees

Our franchise marketing program seeks to attract prospective franchisees with experience in management and operations and an interest in being the owner and operator of their own business.  We seek franchisees who: (i) have a sufficient net worth, (ii) have prior business experience, and (iii) intend to be integrally involved with the management of the store.  At December 27, 2003, we had 25 franchise agreements for stores that are expected to open in 2004.

We began franchising in Canada in 1991 and, as of December 27, 2003, had 73 franchised stores open in Canada.  The Canadian stores are operated by franchisees under agreements substantially similar to those used in the United States.

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

We provide centralized buying services including credit and billing for the Play It Again Sports® franchisees.  Upon credit approval, Play It Again Sports® franchisees may order through the buying group, in which case, product is drop-shipped directly to the store by the vendor.  We are invoiced by the vendor and, in turn, we invoice the franchisee adding a 4% service fee to cover our costs of operating the buying group.  Our Play It Again Sports® franchise system uses several major vendors including Keys Fitness, Horizon Fitness, Easton Sporting Goods, The Hockey Company and Bauer® Nike Hockey.   The loss of any of the above vendors would change the vendor mix, but not significantly change our product offered.

To provide the franchisees of our Once Upon A Child® and Music Go Round® systems a source of affordable new product, we have developed relationships with our significant vendors and negotiated prices for our franchisees to take advantage of the buying power a franchise system brings.

Our typical Once Upon A Child® franchised store purchases approximately 50% of its new product from Graco®, Million Dollar Baby and Dorel Juvenile Group®.  While we believe that there are several other vendors that could adequately replace the loss of any of these three major vendors, it would alter the selection of product offered.

There are no significant vendors to our typical Plato’s Closet® franchised store.

Retail Advertising and Marketing

We encourage our franchisees to implement a marketing program that includes one or more of the following: television, radio, direct mail, point-of-purchase materials, in store signage and local store marketing programs.  Through these mediums, we advertise that we buy, sell and trade used and new items.  Franchisees of the respective brands are required to spend the following minimum percentage of their gross sales on approved advertising and marketing: Play It Again Sports® - 5%, Once Upon A Child® - 5%, Plato’s Closet® - 4% and Music Go Round® - 3%.  In addition, all franchisees are required to pay us an annual marketing fee of $500.  Franchisees may be required to participate in regional cooperative advertising groups.

Computerized Point-Of-Sale Systems

We require franchisees to use a retail information management computer system in each store, which has evolved with the development of new technology.  This computerized point-of-sale system is designed specifically for use in our franchise retail stores.  The current system includes our proprietary Data Recycling System® software (unless a franchisee receives approval for another acceptable software program), a dedicated server, one or more work station registers, a receipt printer, a report printer and a bar code scanner, together with software modules for inventory management, cash management and customer information management.  We generally require franchisees to purchase their computer hardware from us.  We charge a fee of approximately 4% for handling and configuration of systems sold through us.  The Data Recycling System® software is designed to accommodate buying and consigning of used merchandise.  This system provides franchisees with an important management tool that reduces errors, increases efficiencies and enhances inventory control.  We provide both computer software and hardware support for the system through our Computer Support Center located at our Company headquarters.

Other Support Services

We assist each new franchisee with site location by providing demographic data and general site selection information.  A third party vendor provides design layouts and opening materials including pricing materials, stationary, signage, fixtures, slat wall and carpeting.  Additional communication with franchisees is made through weekly news updates, emails, broadcast faxes, extranet and semi-annual conferences which generally include trade shows.  We launched Winmark Business Solutions in November, 2002 to support our franchisees and other small businesses.  See our discussion of “Winmark Business Solutions” below.

The Franchise Agreement

We enter into franchise agreements with our franchisees.  The following is a summary of certain key provisions of our current standard franchise agreement.  Except as noted, the franchise agreements used for each of our business brands are generally the same.

Each franchisee must execute our franchise agreement and pay an initial franchise fee.  At December 27, 2003, the franchise fee for all brands was $20,000 for an initial store in the U.S. and $26,500CAD for an initial store in Canada.  Once a franchisee opens its initial store, it can open additional stores, in any brand, by paying a $15,000 franchise fee for a store in the U.S. and $20,000CAD for a store in Canada, provided an acceptable territory is available and the franchisee meets minimum standards.  Typically, the franchisee’s initial store is open for business within 270 days from the date the franchise agreement is signed.  The franchise agreement has an initial term of 10 years, with subsequent 10-year renewal periods, and grants the franchisee an exclusive geographic area which will vary in size depending upon population, demographics and other factors.  A renewal fee equal to $5,000 is payable to us as part of any franchise renewal.  As an incentive, we generally refund the renewal fee if a franchisee modernizes its store to meet our standards.  Under current franchise agreements, franchisees of the respective brands are required to pay us weekly continuing fees (royalties) equal to the following percentage of gross sales: Play It Again Sports® - 5%, Once Upon A Child® - 5%, Plato’s Closet® - 4% and Music Go Round® - 3%.  Upon completion of the initial 10-year term, Play It Again Sports® and Once Upon A Child® royalties are adjusted to 4%.  Play It Again Sports® franchisees opening their second or additional store pay us a 4% royalty for that store.

Each franchisee is required to pay us an annual marketing fee of $500.  Each Play It Again Sports® and Once Upon A Child® franchisee is required to spend 5% of its gross sales for advertising and promoting its franchised store.  We have the option to increase the minimum advertising expenditure requirement for these franchises to 6% of the franchisee’s gross sales, of which up to 2% would be paid to us as an advertising fee for deposit in an advertising fund.  This fund would be managed by us and would be used for advertising and promotion of the franchise system.  We expect to initiate this advertising fund when we determine that the respective franchise system warrants such an advertising and promotion program.  Music Go Round® franchisees are required to spend at least 3% of gross sales for approved advertising.  We have the option to increase the minimum advertising expenditure requirement for these franchises to a total of 4% of the franchisee’s gross sales, of which up to 1.5% would be paid to us as an advertising fee for deposit into an advertising fund.  Plato’s Closet® franchisees are required to spend at least 4% of gross sales for approved advertising.  We have an option to increase the minimum advertising expenditure requirement for these franchises up to at total of 5% of franchisee’s gross sales, of which up to 2% would be paid to us as an advertising fee for deposit into an advertising fund.

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

In 2003, 68 Play It Again Sports® franchise agreements expired.  Of those franchise relationships, 62 were “renewed” with the signing of a new 10-year franchise agreement.  In 2004, 2005 and 2006, 37, 28 and 14 Play It Again Sports® franchise agreements will expire, respectively.  We believe that renewing a significant number of these franchise relationships is important to the success of this franchise system.

In 2003, 37 Once Upon A Child® franchise agreements expired.  Of those franchise relationships, 36 were “renewed” with the signing of a new 10-year franchise agreement. In 2004, 2005 and 2006, 41, 17 and 17 Once Upon A Child® franchise agreements will expire, respectively.  We believe that renewing a significant number of these franchise relationships is important to the success of the Company.

None of our other franchise systems have franchise agreements that will expire in 2004.

Winmark Business Solutions

In November 2002, we established Winmark Business Solutions to provide business support services to franchisees beyond the support typically provided by a franchisor and the support required to be provided under our franchise agreement.  We also provide business solutions to other small businesses.  Winmark Business Solutions launched its web site, www.wbsonline.com, in November 2003.  Overall, the web site serves small businesses by saving them time, saving them money and giving them the information they need to improve the operation of their business.  A small business becomes a member through registration.  Membership and access to all aspects of the web site is free.  The third party vendors named below charge members directly for their services or products.

The web site (i) aggregates the purchasing power of small businesses, including our franchisees, which allows us to more effectively negotiate arrangements for products and services critical to most small businesses; (ii) provides an easy point of contact between vendors and small businesses; (iii) provides small business owners information that will help them be successful at every stage of their small business; (iv) provides small business owners tools that they can use immediately to operate more effectively; and (v) provides access to business articles from nationally known small business publications.

The site is organized into the following areas:

Products and Services

We have negotiated relationships with the named vendors in the following areas:

Vendor	Product or Service

RSM McGladrey	Accounting and Tax; Payroll
Kinko’s	Copying and Printing
Staples	Office Supplies
1st National Merchant Solutions	Credit Card Processing - USA
Moneris	Credit Card Processing - Canada
Floyd Total Security	Loss Prevention
Lockton Risk Services	Business Insurance - USA
Cabrian Insurance	Business Insurance - Canada
HP/Compaq	Computer Equipment
eFrame, LLC	Technology Solutions
Interland	Web Design and Hosting
T. Rowe Price	Investments and Retirement – USA
Royal Bank of Canada	Health Insurance - Canada

Business Guide

The Winmark Business Solutions Business Guide is comprised of over 5,000 pages of content relating to many issues faced by a small business owner during the life cycle of their business.  The Guide covers issues from how to start a small business to how to sell a small business.  We license the content of the Guide from Commerce Clearing House, a major legal, accounting and business publisher.

Tools

The web site also allows member access to an array of business tools.  The tools include business and legal forms, human resource checklists and sample policies, model business plans, tax forms and financial statement templates.  Each form may be downloaded and used immediately.

Business Articles

We have established relationships with two nationally known small business publications, Entrepreneur.com and The Wall Street Journal’s StartUp Journal.  Each publication feeds new articles into the web site frequently.

We have begun contacting other groups of small businesses, such as franchise systems to determine their interest level in becoming members of Winmark Business Solutions.  A group of small businesses such as a franchise system joining Winmark Business Solutions will have the opportunity, at their expense, to co-brand the site with Winmark Business Solutions and tailor it for use by their particular group of small businesses.

As this network of small businesses grows, we intend to provide services directly to the members of Winmark Business Solutions.  Currently, all products and services available to Winmark Business Solutions members are offered by third parties.  Currently, there is no revenue from Winmark Business Solutions activities.

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

Competition

Retailing, including the sale of sporting goods, children’s and teenage apparel, and musical instruments, is highly competitive.  Many retailers have substantially greater financial and other resources than we do.  Our franchisees compete with established, locally owned retail stores, discount chains and traditional retail stores for sales of new merchandise.  Full line retailers generally carry little or no used merchandise.  Resale, thrift and consignment shops and garage and rummage sales offer some competition to our franchisees for the sale of used merchandise.  Also, our franchisees increasingly compete with online used and new goods retailers such as eBay, Harmony Central and many others. We are aware of, and compete with, one franchisor of stores which sells new and used sporting equipment, two franchisors of stores which sell used and new children’s clothing, toys and accessories and one franchisor of teen apparel stores.

Our Play It Again Sports® franchisees compete with large retailers such as The Sports Authority®, Gart Sports and Oshman’s as well as regional and local sporting goods stores.  We also compete with department stores such as Target® and Wal-Mart®.

Our Once Upon A Child® franchisees compete primarily with large retailers such as Babies “R” Us®, Wal-Mart®, Target® Stores and various specialty children’s retail stores such as Gap® Kids. We compete with one other franchisor in the specialty children’s retail market.

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

We also face competition in connection with the sale of franchises.  Our prospective franchisees frequently evaluate other franchise opportunities before purchasing a franchise from us.  We compete with other franchise companies for franchisees based on the following factors, among others: amount of initial investment, franchise fee, royalty rate, profitability, franchisor services and industry.  We believe that our franchise brands are competitive with other franchises based on the fees we charge, our franchise support services and the performance of our existing franchise brands.

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

Trademarks and Service Marks

Play It Again Sports®, Once Upon A Child®, Plato’s Closet®, Music Go Round® and Winmark® among others, are our registered service marks.  Winmark Business Solutions™ has been filed with the United States Patent and Trademark Office.  These marks are of considerable value to our business.  We intend to protect our service marks by appropriate legal action where and when necessary.  Each service mark registration must be renewed every 10 years.  We have, and intend to, continue to take all steps necessary to renew the registration of all our material service marks.

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

Employees

As of December 27, 2003, we employed 103 full-time employees, of which 3 were franchise salespersons, 66 were franchise support personnel, 22 were administrative and 12 were retail sales staff.  We also employed 30 part-time employees at our Company-owned retail stores as of fiscal year end 2003.

ITEM 2:  PROPERTIES

We lease our headquarters facility in Golden Valley, Minnesota.  Until September 1, 2003, we leased 26,069 square feet of the 47,328 square foot building.   Effective September 1, 2003, we amended our existing lease to add an additional 4,834 square feet bringing our total leased space to 30,903.  Our base rent, under the amended lease remains the same, $218,980 per year.  However, for 2004, we agreed to pay the common area maintenance and other additional rent relating to the entire 30,903 square feet.   In addition, beginning March 1, 2005 through August 2009, we will lease an additional 2,800 square feet, bringing our total leased space to 33,703 square feet.  Finally, we have an option at anytime during the remaining term of the Lease to rent the entire remaining balance of the building.  In 2003, we paid an annual base rent of $218,980 plus common area maintenance charges of approximately $215,000.   The lease, as amended, expires in August 2009.  Our facilities are sufficient to meet our current needs and our immediate future needs.

As of the date of this filing, we lease space for our 3 retail store locations, typically for a fixed monthly rental and operating costs.  One lease is due to expire in 2004 and two in 2008.

ITEM 3:  LEGAL PROCEEDINGS

We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Market Information; Holders; Dividends

Effective December 2, 2003, the trading of our common stock moved from the Nasdaq SmallCap Market to the Nasdaq National Market System under the symbol “WINA”.  The table below sets forth the high and low bid prices of our common stock as reported by Nasdaq for the periods indicated:

2003:	First	Second	Third	Fourth
High	12.290	14.490	13.874	19.870
Low	8.480	8.000	13.610	17.260

2002:	First	Second	Third	Fourth
High	11.150	12.100	11.010	10.520
Low	8.540	9.520	9.300	9.000

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  At March 9, 2004, there were 5,714,096 shares of common stock outstanding held by approximately 800 beneficial shareholders and 172 shareholders of record.  We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following information reflects certain information about our equity compensation plans as of December 27, 2003:

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	653,990	$8.38	351,759
Equity compensation plans not approved by security holders(1)(2)	560,000	5.36	—
Total	1,213,990	$6.98	351,759

(1)                                  On March 22, 2000, the Board of Directors granted John L. Morgan, Chairman and CEO, a non-qualified option to purchase 600,000 shares of the Company’s common stock at an exercise price of $5 per share.  The shares vest over five years, 20% per year and began vesting on March 22, 2001.  This Option will expire on March 22, 2006 if unexcerised.  At December 27, 2003, Mr. Morgan had purchased 240,000 shares under such option.

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

	Fiscal Year Ended
	(in thousands except per share data)
	December 27, 2003	December 28, 2002	December 29, 2001	December 30, 2000(1)	December 25, 1999(2)
Revenue:
Royalties	$16,333	$16,448	$15,623	$16,502	$19,085
Merchandise sales	13,428	15,466	19,038	29,416	45,163
Franchise fees	860	769	723	914	1,942
Other	622	742	703	715	368
Total revenue	31,243	33,425	36,087	47,547	66,558
Cost of merchandise sold	10,692	12,355	15,850	25,295	39,387
Selling, general and administrative expenses	14,156	14,746	15,366	18,701	28,320
Restructuring and other	—	—	—	—	11,345
Nonrecurring charge	—	—	—	3,338	—
Gain on sale of Computer Renaissance®	—	—	1,112	537	—
Income (loss) from operations	6,395	6,324	5,983	750	(12,494)
Loss from equity investment	(136)	—	—	—	—
Gain on sale of investments	102	31	—	—	—
Interest and other income (expense), net	182	13	(724)	(944)	(1,293)
Income (loss) before income taxes	6,543	6,368	5,259	(194)	(13,787)
Provision (benefit) for income taxes	2,530	2,539	2,062	157	(5,198)
Net income (loss)	$4,013	$3,829	$3,197	$(351)	$(8,589)

Net earnings (loss) per common share - diluted	$.63	$.63	$.55	$(.07)	$(1.65)
Weighted average shares outstanding - diluted	6,321	6,079	5,792	5,382	5,206

Balance Sheet Data:
Working capital	$6,634	$7,123	$4,637	$5,393	$2,748
Total assets	19,159	16,185	12,289	15,494	29,642
Total debt	—	—	200	5,562	16,816
Shareholders’ equity	15,405	11,901	6,620	3,467	2,889

Selected Financial Ratios:
Return on average assets	22.7%	26.8%	23.0%	(1.6)%	(23.6)%
Return on average equity	29.4%	41.3%	63.4%	(11.0)%	(131.6)%

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

Overview

As of December 27, 2003, we had 784 franchised retail stores operating under the following brands:  Play it Again Sports®, Once Upon a Child®, Plato’s Closet® and Music Go Round®.  Our operating results during fiscal 2003, 2002 and 2001 reflect management’s focus on profitability, improved cash flow, cost management and earnings growth.  Management tracks closely the following criteria to evaluate current business operations and future prospects: royalties, franchise fees, selling, general and administrative expenses, franchise store openings and closings and franchise renewals.

Our most profitable sources of revenue are royalties earned from our franchise partners and franchise fees for new store openings and transfers.

	2003	2002	2001
Royalties	$16,333,000	$16,448,000	$15,623,000
Franchise fees	860,000	769,000	723,000

During 2003, our royalties remained relatively flat.  This was due to a weak economic environment and a reduced number of overall stores.  Franchise fees grew modestly over the past three years and primarily reflect new store growth in Plato’s Closet®.

Management monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise store openings and closings and franchise renewals.  The following is a summary of our franchising store activity for the fiscal year ended December 27, 2003:

	TOTAL 12/28/02	OPENED/ PURCHASED	CLOSED/ SOLD	TOTAL 12/27/03	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS	% RENEWED
Play It Again Sports®
Franchised Stores - US and Canada	454	10	(37)	427	68	62	91%

Once Upon A Child®
Franchised Stores - US and Canada	220	2	(11)	211	37	36	97%

Plato’s Closet®
Franchised Stores	76	30	0	106	0	0	0%

Music Go Round®
Franchised Stores	47	2	(9)	40	0	0	0%
Total	797	44	(57)	784	105	97	92%

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  In 2003, the Company renewed 92% of franchise agreements up for renewal.  This percentage of renewal has ranged between 88% and 92% during the last three years.

The increase in profitability of our franchise business has been accomplished in part due to management’s focus on reducing selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, rent and administrative costs.

	2003	2002	2001
Selling, general and administrative expenses	$14,156,000	$14,746,000	$15,336,000

Our ability to grow our profits is dependent on our ability to effectively support our franchise partners to produce higher revenues, open new stores, realize opportunities surrounding the introduction of Winmark Business Solutions to support small businesses while controlling our selling, general and administrative expenses.  A detailed description of the risks to our business along with other risk factors can be found in the section captioned “Risk Factors”.

Results of Operations

The following table sets forth selected information from the Company’s Consolidated Statements of Operations expressed as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Fiscal Year Ended			Fiscal 2003 over (under) 2002	Fiscal 2002 over (under) 2001
	December 27, 2003	December 28, 2002	December 29, 2001
Revenue
Royalties	52.3%	49.2%	43.3%	(0.7)%	5.3%
Merchandise sales	43.0	46.3	52.8	(13.2)	(18.8)
Franchise fees	2.7	2.3	2.0	11.9	6.4
Other	2.0	2.2	1.9	(16.2)	5.5
Total revenue	100.0	100.0	100.0	(6.5)	(7.4)

Cost of merchandise sold	34.2	37.0	43.9	(13.5)	(22.1)
Selling, general and administrative expenses	45.3	44.1	42.6	(4.0)	(4.0)
Gain on sale of Computer Renaissance®	—	—	3.1	—	(100.0)
Income from operations	20.5	18.9	16.6	0.1	5.7
Loss from equity investment	(0.4)	—	—	(100.0)	—
Gain on sale of investments	0.3	0.1	—	224.3	—
Interest income (expense), net	0.6	—	(2.0)	1,292.4	(106.1)
Income before income taxes	21.0	19.0	14.6	2.7	19.9
Provision for income taxes	8.1	7.6	5.7	(0.4)	23.1
Net income	12.9%	11.4%	8.9%	4.8%	19.8%

Revenue

Merchandise Sales

Merchandise sales, which include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and retail sales at the Company-owned stores, are as follows:

	2003	2002	2001
Direct Franchisee Sales	$8,404,100	$9,961,600	$13,262,100
Retail Sales	5,023,500	5,504,500	5,776,400
	$13,427,600	$15,466,100	$19,038,500

The decline in Direct Franchisee Sales revenue in 2003 compared to 2002 and 2002 compared to 2001 is a result of management’s strategic decision to have more Play It Again Sports® franchisees purchase merchandise directly from vendors and having approximately 27 fewer Play It Again Sports® stores than the previous year.  The Play It Again Sports® buying group has not historically contributed to the Company’s net income.

The decrease in retail store sales in 2003 compared to 2002 is due to selling two Company-owned Music Go Round® stores in the third and fourth quarters of 2003.  The decrease in retail sales at Company-owned stores for 2002 compared to 2001 is a result of closing three Company-owned stores in 2001, partially offset by aggregate increased sales at the remaining Company-owned stores.

Royalties and Franchise Fees

Revenues from franchising activity were as follows:

	2003	2002	2001
Royalties	$16,333,700	$16,447,900	$15,622,900
Franchise Fees	860,300	769,000	722,700

Our franchisees pay us royalties based on their retail gross sales from their store operations.  Royalties are 3% to 5% of net sales, depending on the brand.  Royalties decreased to $16.3 million for the fiscal year ended 2003 from $16.4 million for the fiscal year ended 2002, a 0.7% decrease.  This decrease is due to decreased franchise store retail sales primarily in Play It Again Sports® (427 franchised Play It Again Sports® stores open at December 27, 2003 compared to 454 at December 28, 2002) partially offset by having 106 franchised Plato’s Closet® stores open at December 27, 2003 compared to 76 Plato’s Closet® stores at December 28, 2002.  The 2003 royalty decrease is also partially due to a system-wide reduction in royalty rates on renewing stores from 5% to 4% in the Play It Again Sports® and Once Upon A Child® brands.  In 2002, royalties increased $825,000 compared to 2001.  This increase was due to increased franchise store retail sales primarily in Play It Again Sports® and a result of having 76 franchised Plato’s Closet® stores open at December 28, 2002 compared to 45 at December 29, 2001.

Franchise fees include initial franchise fees from the sale of new franchises and transfer fees related to the transfer of existing franchises.  Franchise fee revenue is recognized when the store opens or when the franchise agreement is assigned to a buyer of a franchise.  Franchisees are required to pay an initial franchise fee of $20,000 for each initial franchise($26,500CAD in Canada) and $15,000 for each additional franchise ($20,000CAD in Canada).  Franchise fees increased to $860,300 for 2003 compared to $769,000 for 2002.  Forty-four franchised stores were opened in 2003 compared to 46 franchised stores opened during 2002.  Five stores that opened in 2003 were not required to pay a franchise fee compared to 10 stores in 2002.  Franchise fees in 2002 increased $46,300, or 6.4%, from 2001 as a result of opening 46 franchise stores in 2002 compared to 43 in 2001.  Ten stores were opened during 2002 that were not required to pay a franchise fee compared to 20 stores in 2001.

Cost of Merchandise Sold

Cost of merchandise sold includes the cost of merchandise sold through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”), and at Company-owned retail stores.  Direct Franchisee Sales cost of merchandise sold through the buying group as a percentage of the Direct Franchisee Sales revenue and cost of merchandise sold at Company-owned stores as a percentage of Company-owned retail store revenue over the past three years is shown in the following table:

	2003	2002	2001
Direct Franchisee Sales	96.1%	95.8%	96.1%
Retail Stores	52.0%	51.0%	53.7%

The 1.0 percentage point increase in 2003 cost of merchandise sold at the Company-owned stores is primarily due to discounting older inventory items at the Company-owned retail stores.  The 2.7% percentage point decrease in the 2002 cost of merchandise sold at the Company-owned stores is primarily due to better inventory management and the Company’s efforts to improve used inventory purchasing methods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $590,200, or 4.0% in 2003 compared to 2002 primarily due to lower depreciation, office supplies and outside services, partially offset by higher advertising and stock option compensation expenses.  The $619,800 or 4.0% decrease in 2002 selling, general and administrative expenses compared to 2001 is primarily due to closing three Company-owned stores in 2001 and the elimination of related costs.

Loss from Equity Investment

For the year ended December 27, 2003, the Company recorded a $136,300 loss from our investment in eFrame, LLC.  This represents our pro rata share of eFrame losses for the period from July 1, 2003 to December 27, 2003.  As of December 27, 2003, the Company owns 27.2% of the outstanding membership interests of eFrame.

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

Sale of Corporate Headquarters

On July 10, 2000, the Company sold its corporate headquarters facility to Koch Trucking, Inc. for $3.5 million in cash.  Net proceeds from the sale were used to pay down then existing bank debt.  The Company entered into a four-year lease for approximately 55% of the facility pursuant to which the Company will pay annual base rent of $218,980.  Such lease has been amended so that the term extends to August 2009.  The sale resulted in a $731,000 gain which is being recognized over the initial 48-month lease term.  For each of the past three years, $183,100 of deferred gain was recognized.

Gain on Sale of Investments

During 2003, the Company had a gain on the sale of investments of $101,500 compared to $31,300 in 2002.  This increase is due to higher level of gains realized in 2003 compared to 2002.

Interest and Other Income ( Expense) / Interest Expense

Included in interest and other income (expense) is interest income of $249,000 in 2003 compared to interest income of $277,300 in 2002.  This decrease is primarily due to lower interest earning investment balances.  Also included in interest and other income (expense) is $66,600 of foreign currency exchange losses in 2003.

The decrease in interest expense to $0 in 2003 compared to $264,200 in 2002 is primarily due to the termination of the Rush River credit agreement.  The decrease in interest expense in 2002 is primarily the result of reduced outstanding debt in 2002 compared to 2001.

Income Taxes

The provision for income taxes was calculated at an effective rate of 38.7%, 39.9% and 39.2% for 2003, 2002 and 2001, respectively.  The lower effective rate in 2003 compared to prior years primarily reflects a change in estimate of the effective annual rate.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have historically been cash flow from operations and credit agreement borrowings.  The components of the income statement that affect the liquidity of the Company include the following non-cash items:  depreciation and amortization, compensation expense related to granting of stock options and deferred gain on sale of building.  The most significant component of the balance sheet that affects liquidity is other category under Long-Term Investments.  The $7.4 million in this line item is comprised of illiquid investments in private companies, Tomsten, Inc. and eFrame, LLC.

The Company ended 2003 with $6.5 million in cash and short-term marketable securities and a current ratio (current assets divided by current liabilities) of 2.82 to 1.0 compared to $6.6 million in cash and short-term marketable securities and a current ratio of 2.70 to 1.0 at the end of 2002.

Operating activities provided cash of $5.1 million for 2003 compared to $5.4 million for 2002.  For 2003, components of the cash provided by changes in operating assets and liabilities include a $338,700 decrease in accounts receivable as a result of a reduction in buying group activity.  Deferred franchise fee revenue provided cash of $235,500 due to increased deposits on future store openings.  Inventory provided cash of $192,300 due to reduced inventory levels at the Company-owned stores.  Components of cash utilized by operating assets and liabilities include a $565,300 decrease in accrued liabilities primarily due to lower accruals for employee bonuses, legal fees and lease and restructuring reserves.  Accounts payable utilized $151,600 due primarily to lower balances related to earlier completion and payment of advertising production expenses.  Operating activities provided cash of $7.4 million for 2001.

Investing activities used $4.4 million, $4.8 million and $940,500 of cash during 2003, 2002 and 2001, respectively, and primarily relates to the purchase of investments. Investments in Tomsten, Inc. and eFrame, LLC totaled $5.5 million in 2003, $2.0 million in 2002 and $0 in 2001.  In March 2004, the Company made an additional $1.5 million investment in Tomsten, Inc.

Financing activities used $1.3 million of cash during 2003 compared to providing $1.0 million in 2002.  Included in 2003 is $1.9 million used to repurchase 200,000 shares of Company common stock, partially offset by $612,300 received from the exercise of stock options.  Financing activities provided $1.0 million of cash during 2002 principally from cash received on the exercise of options and warrants offset by payments on long-term debt.  The payments on long-term debt includes $82,800 to Tool Traders, Inc. as part of a full and final settlement and $116,700 on other notes.  Financing activities used $5.4 million of cash during 2001.  For 2001, the payments on long-term debt also includes $4.9 million to pay in full on the Rush River Group, LLC credit facility and $505,900 on other notes.  In 2001, the Company received $22,900 in cash from options exercised to purchase stock and repurchased 8,900 shares of its stock for an aggregate purchase price of $66,800.  Under our share repurchase plan, we have repurchased 2,769,728 shares of the Company’s Common Stock since November 1995.  As of December 27, 2003, the Company has the authorization to repurchase up to an additional 230,272 shares.

The Company had future operating lease commitments for leased facilities at December 27, 2003.  The future contractual cash obligations related to the commitments are as follows:

	Total	2004	2005	2006	2007	After 2007
Facilities	$3,246,200	$602,300	$613,600	$626,900	$644,200	$759,200

As of December 27, 2003, the Company had no other material outstanding commitments for capital expenditures.

The Company believes that cash generated from future operations and cash and investments on hand, will be adequate to meet the Company’s current obligations and operating needs.

Critical Accounting Policies

We prepare the consolidated financial statements of Winmark Corporation and Subsidiary in conformity with accounting principles generally accepted in the United States of America.  As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based on information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.  There can be no assurance that actual results will not differ from these estimates.  The following critical accounting policies that we believe are most important to aid in fully understanding and evaluating our reported financial results include the following:

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

Allowance for doubtful accounts

We must make estimates of the uncollectability of our accounts and notes receivables.  We base the adequacy of the allowance on historical bad debts, current economic trends and specific analysis of each franchisee’s payment trends and credit worthiness.  If any of the above noted items would be significantly different than estimates, our results could be different.

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

Outlook

Forward Looking Statements

The statements contained in the letter from the CEO and the President, Item 1 “Business” and in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, our statements relating to growth opportunities, prospects for Winmark Business Solutions, our ability to open new franchise stores, our ability to manage costs in the future, the number of stores we believe will open and our belief that we will have adequate capital and reserves to meet our current and contingent obligations and operating needs are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in variations from results contemplated by such forward looking statements including, but not limited to the risk factors discussed below.

Risk Factors

Dependence on Renewals.  Each of our franchise agreements is 10 years long.  At the end of the term of each franchise agreement, each franchisee has the option to “renew” the franchise relationship by signing a new 10-year franchise agreement.

In 2003, of the 68 franchisees that had their Play It Again Sports® franchise agreement expire, 62 signed new 10-year franchise agreements.  In 2004, 2005 and 2006, 37, 28 and 14 Play It Again Sports® franchise agreements will expire, respectively.  We believe that renewing a significant number of these franchise relationships is extremely important to the success of the Company.  If a significant number of such franchise relationships are not renewed, our financial performance may be materially and adversely affected.

In 2003, of the 37 franchisees that had their Once Upon A Child® franchise agreement expire, 36 signed new 10-year franchise agreements. In 2004, 2005 and 2006, 41, 17 and 17 Once Upon A Child® franchise agreements will expire, respectively.   We believe that renewing a significant number of these franchise relationships is extremely important to the continued success of the Company. If a significant number of such franchise relationships are not renewed, our financial performance may be materially and adversely affected.

Decline in Number of Franchises.  In 1998, Play It Again Sports® closed 64 stores and opened 14 stores, a net loss of 50 stores.  In 1999, Play It Again Sports® closed 58 stores and opened 12 stores, a net loss of 46 stores.  In 2000, Play It Again Sports® closed 64 stores and opened 15 stores, a net loss of 49 stores.  In 2001, Play It Again Sports® closed 59 stores and opened 10 stores, a net loss of 49 stores.  In 2002, Play It Again Sports® closed 35 stores and opened 7 stores, a net loss of 28 stores.  In 2003, Play It Again Sports® closed 37 stores and opened 10 stores, a net loss of 27 stores.  It is very important to the future success of the Company that the net loss of Play It Again Sports® stores be slowed and ultimately reversed.  We believe that a certain number of stores will close each year.  Our objective is to minimize store closings by continuing our investment in franchisee support services such as franchisee training, Winmark Business Solutions and the Winmark computer support center, by investing capital to improve Winmark’s proprietary point-of-sale software system and continuing to train our field operations personnel to better serve franchisee needs.

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

Inability to Collect Accounts Receivable.  In the event that our ability to collect accounts receivable significantly declines from current rates, we may incur additional charges that affect earnings.

Unopened Stores.  We believe that a substantial majority of stores sold but not opened will open within the time period permitted by the applicable franchise agreement or we will be able to resell the territories for most of the terminated or expired franchises.  However, there can be no assurance that substantially all of the currently sold but unopened franchises will open and commence paying royalties to us.  At December 27, 2003, we had 25 franchise agreements for stores that are expected to open in 2004.

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

Lease Terminations.  We have closed or sold a number of our Company-owned stores over the past several years.  We have been negotiating lease terminations relative to the closed stores.  There can be no assurance that we will be able to successfully negotiate satisfactory terminations of such remaining leases.  We remain contingently liable with respect to the leases relating to certain Company stores sold.  There can be no assurance that such independent third parties will comply with the terms and conditions of such leases, in which case we will be responsible to make payments owed under such leases.  We believe that we have adequate reserves to cover any prospective liability with respect to such leases.

Competition.  Retailing, including the sale of sporting goods, children and teenage apparel, and musical instruments, is highly competitive.  Many retailers have significantly greater financial and other resources than us and our franchisees.  Individual franchisees face competition in their markets from retailers of new merchandise and, in certain instances, resale, thrift and other stores that sell used merchandise.  To date, our franchisees and our Company-owned stores have not faced a high degree of competition in the sale of used merchandise, but do so in connection with the sale of new merchandise.  However, we may face additional competition as our franchise systems expand and if additional competitors enter the used merchandise market.

Selling, General and Administrative Expense.  Our ability to control the amount, and rate of growth in, selling, general and administrative expenses and the impact of unusual items resulting from our ongoing evaluation of our business strategies, asset valuations and organizational structures is important to our financial success.  We may incur additional expense in connection with the launch of Winmark Business Solutions.  We cannot assure any investor that we will be able to control such items of expense.

Government Regulation.  As a franchisor, we are subject to various federal and state franchise laws and regulations.  Although we believe we are currently in material compliance with existing federal and state laws, there is a trend toward increasing government regulation of franchising.  The promulgation of new franchising laws and regulations could adversely affect us.

Investment in Tomsten, Inc.  As of December 27, 2003, the Company has purchased $6.0 million of the common stock of Tomsten, Inc., a privately held corporation ,(d/b/a. Archiver’s) or 20.3% of the total outstanding common stock.  Archiver’s is a retail concept created to help people preserve and enjoy their photographs.  Archiver’s stores feature a wide variety of photo-safe products, including photo albums, scrapbooks and scrapbook supplies, frames, rubber stamps, and photo storage and organization products.  There is not a market for the common stock of Tomsten and our ability to realize a cash return on our investment will depend, in part, on (i) the development of a market for Tomsten shares or (ii) the sale of Tomsten.  Winmark’s ownership stake does not represent a majority voting interest and we do not have the contractual ability to control or significantly influence the actions of Tomsten.  The loss of our entire investment would result in a loss of $6.0 million and have a material impact on our financial performance.

Investment in eFrame, LLC.  The Company has purchased $1.5 million of membership interests in eFrame, LLC , a Nebraska Limited Liability Company, or 27.2% of the total outstanding membership interests.  eFrame is a privately held company that provides outsourced information technology services.  eFrame acts as the information technology department for small and medium-size businesses.   eFrame has operations throughout the Midwest.  There is not a market for the membership interests of eFrame and our ability to realize a cash return on our investment will depend, in part, on (i) the development of a market for eFrame, LLC membership interests or (ii) the sale of eFrame.  Winmark’s ownership stake does not represent a majority of the voting interests of eFrame and we do not have the contractual ability to control the actions of eFrame.  The loss of our entire investment would result in a loss of $1.5 million.  eFrame is an early stage technology company that, to date, has been unprofitable.  If eFrame remains unprofitable, it will need to raise funds to continue operations.  If eFrame is unable to raise adequate funds, it may cease operations resulting in a loss of our investment.  Winmark accounts for its investment under the equity method whereby, we recognize our pro rata share of eFrame’s earnings or losses.  If eFrame continues to record operating losses, it will have a material impact on our financial performance.

Winmark Business Solutions.  Winmark Business Solutions, through its web site www.wbsonline.com, provides products, services and information to small businesses including our franchisees.  Winmark does not currently charge for any services provided through the web site.  All products and services provided through the web site are currently sold by third parties.  Currently, we have no revenue from Winmark Business Solutions activities.  Winmark intends to directly provide products and services to members of Winmark Business Solutions in the future.  There can be no assurances that there will be any market for products and services provided directly by Winmark to members of Winmark Business Solutions or that such services will provide Winmark material revenue or earnings.

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

ITEM 7A:                                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company incurs financial markets risk in the form of interest rate risk.  Management deals with such risk by negotiating fixed rate loan agreements.  Accordingly, the Company is not exposed to cash flow risks related to interest rate changes.  The Company had no debt outstanding at December 27, 2003.

Approximately $1.2 million of our investments at December 27, 2003 were invested in fixed income securities and $3.9 million of cash and cash equivalents in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.  A one percent change in interest rates may have a significant impact on the fair value of the fixed income securities.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Winmark Corporation and Subsidiary

WINMARK CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	December 27, 2003	December 28, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,153,300	$4,730,000
Marketable Securities	2,343,500	1,874,800
Receivables, less allowance for doubtful accounts of $291,200 and $357,700	2,341,300	2,612,100
Inventories	528,600	720,900
Prepaid expenses and other	305,800	583,900
Deferred income taxes	602,100	795,100
Total current assets	10,274,600	11,316,800

LONG-TERM INVESTMENTS:
Marketable securities	420,100	1,498,800
Other	7,363,700	2,000,000

LONG-TERM NOTES RECEIVABLE, less allowance for doubtful accounts of $60,700 and $80,200	62,400	130,300

PROPERTY AND EQUIPMENT:
Furniture and equipment	5,836,400	5,908,200
Building and building improvements	426,300	509,300
Less - accumulated depreciation and amortization	(6,060,500)	(6,067,600)
Property and equipment, net	202,200	349,900

OTHER ASSETS:
Noncompete agreements and other, net of accumulated amortization of $15,700 and $12,100	2,000	5,600
Goodwill, net of accumulated amortization	600,600	538,700
Deferred income taxes	233,800	344,700
Total other assets	836,400	889,000

	$19,159,400	$16,184,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,491,400	$1,643,000
Accrued liabilities	1,544,500	1,975,200
Current deferred revenue	604,400	575,700
Total current liabilities	3,640,300	4,193,900

LONG-TERM DEFERRED REVENUE	113,900	90,200

COMMITMENTS AND CONTINGENCIES (Notes 6 and 10)

SHAREHOLDERS’ EQUITY:
Common stock, no par, 10,000,000 shares authorized, 5,671,596 and 5,757,197 shares issued and outstanding, respectively	2,996,300	3,723,300
Other comprehensive income (loss)	144,500	(73,900)
Retained earnings	12,264,400	8,251,300

Total shareholders’ equity	15,405,200	11,900,700
	$19,159,400	$16,184,800

See accompanying notes to consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARY

Consolidated Statements of Earnings

	Fiscal Year Ended
	December 27, 2003	December 28, 2002	December 29, 2001
REVENUE:
Royalties	$16,333,700	$16,447,900	$15,622,900
Merchandise sales	13,427,600	15,466,100	19,038,500
Franchise fees	860,300	769,000	722,700
Other	621,800	742,100	702,800
Total revenue	31,243,400	33,425,100	36,086,900

COST OF MERCHANDISE SOLD	10,692,400	12,355,000	15,850,500

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	14,155,900	14,746,100	15,365,900

GAIN ON SALE OF COMPUTER RENAISSANCE®	—	—	1,112,300

Income from operations	6,395,100	6,324,000	5,982,800

LOSS FROM EQUITY INVESTMENT	(136,300)	—	—

GAIN ON SALE OF INVESTMENTS	101,500	31,300	—

INTEREST EXPENSE	—	(264,200)	(1,007,400)

INTEREST AND OTHER INCOME (EXPENSE)	182,400	277,300	283,700

Income before income taxes	6,542,700	6,368,400	5,259,100

PROVISION FOR INCOME TAXES	2,529,600	2,539,500	2,061,600

NET INCOME	$4,013,100	$3,828,900	$3,197,500

EARNINGS PER SHARE - BASIC	$.71	$.69	$.59

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	5,665,700	5,575,186	5,388,574

EARNINGS PER SHARE - DILUTED	$.63	$.63	$.55

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	6,321,127	6,079,400	5,792,041

See accompanying notes to consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARY

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Fiscal years ended December 29, 2001, December 28, 2002 and December 27, 2003

					Accumulated Other Comprehen- sive Income (Loss)

	Common Stock			Retained Earnings
	Shares	Amount	Warrants			Total

BALANCE, December 30, 2000	5,386,433	$1,419,900	$822,000	$1,224,900	$—	$3,466,800
Repurchase of common stock	(8,900)	(66,800)	—	—	—	(66,800)
Issuance of common stock through the employee stock purchase plan	5,821	22,900	—	—	—	22,900
Net income	—	—	—	3,197,500	—	3,197,500

BALANCE, December 29, 2001	5,383,354	$1,376,000	$822,000	$4,422,400	$—	$6,620,400
Stock options exercised and related tax benefits	155,000	1,034,100	—	—	—	1,034,100
Compensation expense relating to stock options granted	—	16,600	—	—	—	16,600
Issuance of common stock through the employee stock purchase plan	18,843	74,600	—	—	—	74,600
Stock warrants exercised	200,000	1,222,000	(822,000)	—	—	400,000
Other comprehensive income (loss)	—	—	—	—	(73,900)	(73,900)
Net income	—	—	—	3,828,900	—	3,828,900
Total comprehensive income	—	—	—	—	—	3,755,000

BALANCE, December 28, 2002	5,757,197	$3,723,300	$—	$8,251,300	$(73,900)	$11,900,700
Repurchase of common stock	(200,000)	(1,875,000)	—	—	—	(1,875,000)
Stock options exercised and related tax benefits	106,010	881,000	—	—	—	881,000
Compensation expense relating to stock options granted	—	170,500	—	—	—	170,500
Issuance of common stock through the employee stock purchase plan	8,389	96,500	—	—	—	96,500
Other comprehensive income	—	—	—	—	218,400	218,400
Net income	—	—	—	4,013,100	—	4,013,100
Total comprehensive income	—	—	—	—	—	4,231,500
BALANCE, December 27, 2003	5,671,596	$2,996,300	$—	$12,264,400	$144,500	$15,405,200

See accompanying notes to consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 27, 2003	December 28, 2002	December 29, 2001

OPERATING ACTIVITIES:
Net income	$4,013,100	$3,828,900	$3,197,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198,500	533,100	952,000
Compensation expense related to granting of stock options	196,000	16,600	—
Gain on sale of investments	(101,500)	—	—
Loss on sale of property and equipment	—	27,600	—
Deferred financing costs amortization	—	255,900	517,200
Deferred gain on sale of building	(183,100)	(183,100)	(183,100)
Deferred income taxes	303,900	458,200	692,000
Tax benefit on exercised options	339,700	268,400	—
Change in operating assets and liabilities:
Receivables	338,700	690,500	3,063,600
Inventories	192,300	363,300	283,100
Prepaid expenses and other	278,100	133,200	(271,100)
Accounts payable	(151,600)	(151,700)	(1,069,300)
Accrued liabilities	(565,300)	(910,300)	416,300
Deferred revenue	235,500	60,100	(160,400)
Net cash provided by operating activities	5,094,300	5,390,700	7,437,800

INVESTING ACTIVITIES:
Purchase of investments	(4,299,200)	(4,605,900)	(891,000)
Purchases of property and equipment	(84,400)	(130,100)	(49,500)
Increase in other assets	(61,800)	(62,000)	—
Proceeds from sale of property and equipment	37,100	—	—
Net cash used for investing activities	(4,408,300)	(4,798,000)	(940,500)

FINANCING ACTIVITIES:
Payments on long-term debt	—	(199,500)	(5,362,000)
Repurchase of common stock	(1,875,000)	—	(66,800)
Proceeds from exercises of options and warrants	612,300	1,240,300	22,900
Net cash provided by (used for) financing activities	(1,262,700)	1,040,800	(5,405,900)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(576,700)	1,633,500	1,091,400
CASH AND CASH EQUIVALENTS, beginning of year	4,730,000	3,096,500	2,005,100
CASH AND CASH EQUIVALENTS, end of year	$4,153,300	$4,730,000	$3,096,500

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$22,600	$516,800
Cash paid for income taxes	$1,306,000	$1,597,300	$1,426,500

See accompanying notes to consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 27, 2003 and December 28, 2002

1.                                      Organization and Business:

Winmark Corporation and subsidiary (the Company) offers licenses to operate retail stores using the service marks “Play It Again Sports,” “Once Upon A Child,” “Plato’s Closet” and “Music Go Round.”  The initial franchise fee for all brands for a first store is $20,000.  In addition, the Company sells inventory to its Play It Again Sports® franchisees through its “Buying Group” and operates eight retail stores.  The Company has a 52/53-week fiscal year that ends on the last Saturday in December.  Fiscal year 2003, 2002 and 2001 were 52-week fiscal years.

Following is a summary of our franchising and corporate store activity for the fiscal year ended December 27, 2003:

	TOTAL 12/28/02	OPENED/ PURCHASED	CLOSED/ SOLD	TOTAL 12/27/03
Play It Again Sports®
Franchised Stores - US and Canada	454	10	(37)	427
Other	23	0	0	23

Once Upon A Child®
Franchised Stores - US and Canada	220	2	(11)	211
Company Owned	1	0	0	1

Plato’s Closet®
Franchised Stores	76	30	0	106
Company Owned	1	0	0	1

Music Go Round®
Franchised Stores	47	2	(9)	40
Company Owned	6	0	(2)	4
Total	828	44	(59)	813

2.                                      Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Grow Biz Games, Inc., as well as its investment in and share of net earnings or losses for its investment in eFrame, LLC which is recorded on an equity basis.  All material intercompany transactions have been eliminated in consolidation.

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

Long-term Investments

Long-term investments consist of marketable debt securities with original maturities greater than one year and a cost-basis equity investment in Tomsten, Inc. and an equity-based investment in eFrame, LLC. (See Note 3.)

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

Other Assets

Other assets consist primarily of covenants not to compete which are being amortized on a straight-line basis over the terms of the agreements which range from three to 10 years, deferred income taxes and goodwill.  (See “New Accounting Pronouncements” below.)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The ultimate results could differ from those estimates.

Accounting for Stock-Based Compensation

The Company adopted in 2002 the fair value method recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement No. 123) using the prospective method as provided by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Historically, the Company had applied the intrinsic value method permitted under Statement 123, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, in accounting for our stock-based compensation plans.  Accordingly, no compensation cost has been recognized for our stock option plans prior to 2002.  Compensation expense of $170,500 and $16,600 relating to the vested portion of the fair value of stock options granted subsequent to adoption of the fair value method has been expensed to “Selling, general and administrative expenses” in 2003 and 2002, respectively.

For the options granted prior to fiscal 2002, the Company accounts for the above plans under Accounting Principles Board (APB) Opinion No. 25, and accordingly, no compensation expense relating to the granting of options has been recognized in the Statement of Operations.  Had compensation cost for these plans been determined consistent with SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), the Company’s pro forma net income and net income per common share would have changed to the following pro forma amounts:

	2003	2002	2001
Net income, as reported	$4,013,100	$3,828,900	$3,197,500
Add: stock-based compensation expenses included in reported net income, net of related tax effects	120,200	10,000	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(700,600)	(698,800)	(723,400)
Pro forma net income	$3,432,700	$3,140,100	$2,474,100

Net Income Per Common Share
Basic – as reported	$.71	$.69	$.59
Basic – pro forma	$.61	$.56	$.46
Diluted – as reported	$.63	$.63	$.55
Diluted – pro forma	$.54	$.52	$.43

Beginning with grants in fiscal 2002, the Company accounts for the above plans consistent with the fair value method recognition provisions of SFAS 123 and recorded compensation expense of $170,500 and $16,600 in the 2003 and 2002 Statement of Operations, respectively.

In accordance with SFAS 123, the fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2003	$10.12	3.76%	7	49.7%	none
2002	5.86 / 5.91	3.59 / 3.63	7	55.2 / 55.0	none
2001	5.67	5.03	10	73.6	none

Revenue Recognition

The Company collects royalties from each franchise based on retail store gross sales.  The Company recognizes royalties as revenue when earned.  The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the store is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  The Company had deferred initial franchise fee revenue of $500,790 and $392,600 at December 27, 2003 and December 28, 2002, respectively.  Merchandise sales through the buying group are recognized when the product has been shipped.   Revenue from sales at our Company-owned stores are recognized at the time of the merchandise sale.

Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Earnings Per Common Share – Basic.  The Company calculates Earnings Per Share – Dilutive by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method.  The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of 655,427, 504,214 and 403,467 stock options and warrants for the years ended December 27, 2003, December 28, 2002 and December 29, 2001, respectively.

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

The following tables set forth pro forma net income and net income per share:

	Year Ended
	December 27, 2003	December 28, 2002	December 29, 2001

Net income as reported	$4,013,100	$3,828,900	$3,197,500
Add back: Goodwill amortization (net of tax)	—	—	22,000
Adjusted net income	$4,013,100	$3,828,900	$3,219,500

Basic net income per share:
Reported net income	$.71	$.69	$.59
Goodwill amortization	—	—	—
Adjusted net income	$.71	$.69	$.59

Diluted net income per share:
Reported net income	$.63	$.63	$.55
Goodwill amortization	—	—	—
Adjusted net income	$.63	$.63	$.55

A roll-forward of net goodwill for the year ended December 27, 2003 is as follows:

Balance as of December 28, 2002	$538,700
Addition	61,900
Balance as of December 27, 2003	$600,600

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.”  FIN No, 46, as revised, requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests.  A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership.  The provisions of this interpretation must be applied at the beginning of the first interim or annual period ending after March 15, 2004. The Company has reviewed the nature of its franchising arrangements.  There were no franchise agreements that are required to be consolidated in our December 27, 2003 financial statements.  The adoption of FIN 46 for our franchisees and for our two minority investments, Tomsten, Inc. and eFrame, LLC, did not have an impact on the Company’s financial statements.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  The statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer.  Generally, the statement was effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this pronouncement did not have an impact on our financial statements.

In April 2003, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis.  The provisions of SFAS 149 were effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The adoption of SFAS 149 did not have an impact on our results of operations or financial position.

Reclassifications

Certain amounts in the December 28, 2002 financial statements have been reclassified to conform with the December 27, 2003 presentation.  These reclassifications had no effect on net income or shareholders’ equity as previously reported.

3.             Investments

Short and Long-Term Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities as required by SFAS No. 115:

	December 27, 2003		December 28, 2002
	Cost	Fair Value	Cost	Fair Value
Fixed income	$1,211,500	$1,227,900	$1,600,100	$1,611,900
Equity securities	1,322,300	1,535,700	1,896,800	1,761,700
	$2,533,800	$2,763,600	$3,496,900	$3,373,600

The amortized cost of the Company’s debt securities by contractual maturity is shown below.  Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	December 27, 2003	December 28, 2002
Available for sale:
Due in one year or less	$813,200	$101,300
Due in one through three years	196,600	1,249,500
Due in three through five years	101,700	47,600
Due after five years	100,000	201,700
	$1,211,500	$1,600,100

Other Long-term Investments

On July 30, 2002, the Company executed a subscription agreement with Tomsten, Inc. (“Tomsten”), the parent company of “Archiver’s” retail chain.  Archiver’s is a new retail concept created to help people preserve and enjoy their photographs.  Archiver’s stores feature a wide variety of photo-safe products, including photo albums, scrapbooks and scrapbook supplies, frames, rubber stamps and photo storage and organization products.  The agreement required the Company to invest a total of $6 million in three equal installments, in the purchase of 2,000,000 shares in common stock of Tomsten.  Such amount was paid in three equal installments of $2 million on July 30, 2002, February 1, 2003 and August 1, 2003, respectively.  As of December 27, 2003, our investment represents approximately 20.3% of the outstanding common stock of Tomsten and is accounted for by the cost method.  The Company has entered into a voting agreement with Tomsten appointing officers of Tomsten as the Company’s proxy with the right to vote the Tomsten shares held by the Company consistent with the two largest shareholders of Tomsten (or in case of their disagreement, consistent with a majority of the remaining shareholders) as long as the Company owns such shares.  No officers or directors of the Company serve as officers or directors of Tomsten.

On July 1, 2003, the Company made a $1 million equity investment in eFrame, LLC (“eFrame”).  On November 21, 2003, the Company made an additional $500,000 investment in eFrame.  Based in Omaha, Nebraska, eFrame provides out-sourced information technology services to customers that lower their costs and increase their operating efficiencies.  The total investment represents 27.2% of the outstanding units of membership interests in eFrame.  The investment is recorded using the equity method of accounting, whereby the Company’s share of income or loss is included in the statement of operations and increase or decrease the carrying value of the investment.  During 2003, the Company recorded a $136,300 loss on the investment.  Stephen M. Briggs, the Company’s President, has been appointed to the Board of Managers of eFrame.

4.             Receivables:

The Company’s current receivables consisted of the following:

	December 27, 2003	December 28, 2002
Trade	$1,148,600	$1,465,700
Royalty	1,151,200	1,059,900
Notes Receivable	91,400	191,600
Other	12,500	25,200
	2,403,700	2,742,400
Less: Long-term Notes Receivable	(62,400)	(130,300)
Current Receivables	$2,341,300	$2,612,100

As part of its normal operating procedures, the Company requires Standby Letters of Credit as collateral for a portion of its trade receivables.

Included in accounts receivable above are notes receivable from the sale of Company-owned retail stores bearing interest ranging from 7.0% to 12.5%, payable in monthly principal and interest installments and maturing at various dates from 2004 to 2008.

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

On August 1, 2001, the Company entered into a Settlement Agreement and Mutual Release with Hollis to settle claims Hollis asserted against $1.0 million of escrowed funds.  Pursuant to the Settlement Agreement and Mutual Release, the parties terminated the escrow agreement, released each other of certain claims, and Hollis and the Company received approximately $400,000 and $600,000 of the escrowed funds, respectively.  In addition, all accrued interest on the escrowed funds was distributed to the Company.  The Company dismissed its lawsuit against Hollis seeking the escrowed funds.  On September 25, 2001, the Company received $200,000 for full settlement of all amounts that would otherwise have been payable under the consulting agreement.  The Company recorded $1,112,300 as the total settlement amount under these agreements during 2001.  As disclosed in Note 4 to the Company’s December 30, 2000 Form 10-K, the Company had been accounting for the above-described matters on the cash basis of accounting due to their uncertainty of collection.  No further amounts are due or expected to be incurred under these agreements.

Disposition of Corporate Headquarters

On July 10, 2000, the Company sold its corporate headquarters facility to Koch Trucking, Inc. for $3.5 million in cash.  Net proceeds from the sale were used to pay down then existing bank debt.  The Company entered into a four-year lease for approximately 55% of the facility pursuant to which the Company will pay annual base rent of $218,980.  The sale resulted in a $731,000 gain which is being recognized over the initial 48-month lease term.  For each of the past three years, $183,100 of deferred gain was recognized.

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

Analysis of the restructuring portion of the reserve:

	Facility Costs	Employee Costs	Other Costs	Total
Balance at September 25, 1999	$2,247,000	$—	$75,000	$2,322,000
Additional Provisions	—	175,000	—	175,000
Amounts Paid	(30,500)	(149,800)	(155,300)	(335,600)
Amounts Reclassified	(80,300)	—	80,300	—
Amounts Reversed	(350,000)	—	—	(350,000)
Balance at December 25, 1999	$1,786,200	$25,200	$—	$1,811,400
Amounts Paid	(966,600)	(25,200)	(2,300)	(994,100)
Amounts Reclassified	(2,300)	—	2,300	—
Balance at December 30, 2000	$817,300	$—	$—	$817,300
Amounts Paid	(76,300)	—	—	(76,300)
Amounts Reversed	(55,000)	—	—	(55,000)
Balance at December 29, 2001	$686,000	$—	$—	$686,000
Amounts Paid	(75,500)	—	—	(75,500)
Amounts Reversed	(165,500)	—	—	(165,500)
Balance at December 28, 2002	$445,000	$—	$—	$445,000
Amounts Paid	—	—	—	—
Amounts Reversed	(45,000)	—	—	(45,000)
Balance at December 27, 2003	$400,000	$—	$—	$400,000

Acquisition of Plato’s Closet, Inc.

In January 1999, the Company announced the acquisition of certain assets and franchising rights of Plato’s Closet, Inc. of Columbus, Ohio for total consideration of $400,000 plus a percentage of future royalties for a period of seven years.

6.             Shareholders’ Equity:

Repurchase of Common Stock

Under the board of directors’ authorization, the Company has the ability to repurchase up to 3,000,000 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.  Since inception of stock repurchase activities in November 1995 through December 27, 2003, the Company has repurchased 2,769,728 of its stock at an average price of $11.51 per share.  The Company made only one purchase in 2003 on March 3, 2003, when the Company purchased 200,000 shares of its stock for an aggregate purchase price of $1,875,000 or $9.375 per share.

Dilutive Securities

As of December 27, 2003, the Company had options and warrants outstanding to purchase a total of 1,213,990 shares of its common stock with an average exercise price of $6.98 per share.  Of these, 640,240 were exercisable as of December 27, 2003.

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

Stock options granted and exercised under the plans as of December 27, 2003 were as follows:

	Number of Shares	Weighted Average Exercise Price	Exercisable at End of Year
Outstanding at December 30, 2000	926,250	5.53	84,688
Granted	185,000	7.95
Exercised	—	—
Forfeited	(57,750)	6.12
Outstanding at December 29, 2001	1,053,500	5.85	234,000
Granted	105,000	9.97
Exercised	(155,000)	4.94
Forfeited	(63,500)	8.15
Outstanding at December 28, 2002	940,000	6.31	261,250
Granted	75,000	18.25
Exercised	(106,010)	5.11
Forfeited	(20,000)	12.25
Outstanding at December 27, 2003	888,990	$7.32	370,240

Options outstanding as of December 27, 2003 are exercisable as follows:

			Options Outstanding
Range of Exercise Price			Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable
						Number Exercisable	Weighted Average Exercise Price

$4.25	-	$5.1875	598,990	1.50	$4.99	291,490	$4.98
7.20	-	10.00	120,000	8.79	9.64	31,250	9.53
10.52	-	12.25	170,000	8.88	13.93	47,500	10.52
			888,990			370,240

The weighted average exercise price of options exercisable and weighted average remaining contractual life of outstanding options for December 27, 2003 and each of the previous three years are as follows:

Year Ended	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
December 27, 2003	$6.08	3.89
December 28, 2002	6.09	4.04
December 29, 2001	6.27	3.99
December 30, 2000	8.94	4.03

All unexercised options at December 27, 2003 have an exercise price equal to the fair market value on the date of the grant.

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan (“Employee Plan”) and reserved 100,000 shares of the Company’s common stock for issuance to employees who elect to participate.  The Employee Plan operates in one-year phases and stock may be purchased at the end of each phase.  The stock purchase price is 85% of the fair market value of such common stock on the commencement date or termination date of the phase, whichever is lower.  In April 2003, the Company issued 8,389 shares under the plan at a price of $8.46.  Compensation expense of $25,500 was recorded for the year ended December 27, 2003.  As of December 27, 2003, contributions of $65,200 had been received for the issuance of shares in April 2004.

Other Options

The Company sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors’ Plan”) and reserved a total of 100,000 shares for issuance to directors of the Company who are not employees.  The Nonemployee Directors Plan provides that each director who is not an employee of the Company will receive an option to purchase 25,000 common shares upon initial election as a director at a price equal to the fair market value on the date of grant.  Each option granted under the Nonemployee Directors Plan vests and becomes exercisable in five equal increments of 5,000 shares, beginning one year after the date of grant.

No options were granted under the Nonemployee Directors’ Plan during 2003 and 2002.  In 2001, 25,000 options were granted under the Plan.  There were 125,000 shares outstanding at a weighted average exercise price of $6.15 with 70,000 exercisable at December 27, 2003.

On March 22, 2000, the Board of Directors granted John L. Morgan, Chairman and CEO, a non-qualified option to purchase 600,000 shares of the Company’s common stock at an exercise price of $5 per share.  The shares vest over five years, 20% per year and began vesting on March 22, 2001.  This Option will expire on March 22, 2006 if unexercised.  During 2003, Mr. Morgan purchased 100,000 shares under such option.

On March 22, 2000, Sheldon Fleck, a former consultant to the Company, was granted a warrant to purchase 200,000 shares of common stock at an exercise price of $6 per share.  This option will expire on March 22, 2008 if unexercised.  Such warrant remains unexercised.

7.             Long-Term Debt:

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

There is no short or long-term debt outstanding as of December 27, 2003.

8.             Accrued Liabilities

Accrued liabilities at December 27, 2003 and December 28, 2002 are as follows:

	December 27, 2003	December 28, 2002
Accrued salaries, wages, commissions and bonuses	$667,000	$943,900
Accrued restructuring liability	400,000	445,000
Other	477,500	586,300
	$1,544,500	$1,975,200

9.             Income Taxes:

A reconciliation of the expected federal income tax expense based on the federal statutory tax rate to the actual income tax expense is provided below:

	Fiscal Year Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Federal income tax expense at statutory rate (34%)	$2,224,500	$2,165,300	$1,788,100

Increase in income taxes resulting from:

State and local income taxes, net of federal benefit	307,400	226,600	249,000
Nondeductible items	61,100	20,100	24,500
Other, net	(63,400)	127,500	—

Actual income tax expense	$2,529,600	$2,539,500	$2,061,600

Components of the provision for income taxes are as follows:

	Fiscal Year Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Current:
Federal	$1,721,000	$1,653,200	$858,700
State	345,600	250,400	328,300
Foreign	159,100	177,700	182,600

Current provision	2,225,700	2,081,300	1,369,600

Deferred:
Federal	183,800	366,100	643,000
State	120,100	92,100	49,000

Deferred provision	303,900	458,200	692,000

Total provision for income taxes	$2,529,600	$2,539,500	$2,061,600

The tax effects of temporary differences that give rise to the net deferred income tax assets are presented below:

	December 27, 2003	December 28, 2002

Accounts receivable and lease reserves	$157,300	$232,500
Depreciation and amortization	138,300	200,800
Accrued restructuring charge	148,800	174,500
Deferred gain on building sale	33,500	107,100
Deferred franchise fees	186,300	153,900
Trademarks	95,500	108,500
Other	76,200	162,500

Deferred income tax assets	$835,900	$1,139,800

During the years ended December 27, 2003 and December 28, 2002, $339,700 and $268,400, respectively, was directly credited to stockholders’ equity to account for tax benefits related to employee stock option exercises.

The Company has assessed its taxable earnings history and prospective future taxable income.  Based upon this assessment, the Company has determined that it is more likely than not that its deferred tax assets will be realized in future periods and no valuation allowance is necessary.

10.          Commitments and Contingencies:

Employee Benefit Plan

The Company provides a 401(k) Savings Incentive Plan which covers substantially all employees.  The plan provides for matching contributions and optional profit-sharing contributions at the discretion of the Board of Directors.  Employee contributions are fully vested;  matching and profit-sharing contributions are subject to a five-year service vesting schedule.  Company contributions to the plan for 2003, 2002 and 2001 were $252,100, $266,900 and $122,800, respectively.

Operating Leases

The Company rents its corporate headquarters and conducts all of its retail operations in leased facilities with leases that expire over the next six years.  A majority of these leases require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rent.  Total rent expense under these operating leases was $890,900 in 2003, $920,300 in 2002 and $937,600 in 2001.  As of December 27, 2003, minimum rental commitments under noncancelable operating leases are as follows:

Year Ending December	Amount
2004	602,300
2005	613,600
2006	626,900
2007	644,200
2008	578,500
thereafter	180,700

In addition to the operating leases obligations disclosed above, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed.  As of December 27, 2003, the Company is contingently liable on these leases in addition to amounts currently reserved for such contingent liabilities.  These leases have various expiration dates through 2006.  The Company believes it has adequate reserves for any future liability, along with the monthly reduction of exposure as leases are paid, expire or are renewed by the current operator of the location.

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

Earn-out Agreement

The Company has an earn-out agreement with the former owner of Plato’s Closet, Inc.  The agreement requires the Company to pay the following percentages of receipts from franchising Plato’s Closet® stores during the following periods:

Periods Covered	Percentage
January 1, 2001 - December 31, 2002	4%
January 1, 2003 - December 31, 2003	3%
January 1, 2004 - December 31, 2004	2%
January 1, 2005 - December 31, 2005	1%

Total amounts accrued under this agreement in 2003 and 2002 were $61,900 and $62,000, respectively, which are included in goodwill in the accompanying 2003 and 2002 consolidated balance sheets.

11.          Quarterly Financial Data (Unaudited):

The Company’s unaudited quarterly results for the years ended December 27, 2003 and December 28, 2002 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2003
Total Revenue	$8,380,200	$7,414,500	$7,987,800	$7,460,900	$31,243,400
Income from Operations	1,800,600	992,000	1,786,000	1,816,500	6,395,100
Net Income	1,122,200	756,400	1,104,100	1,030,400	4,013,100
Net Income Per Common Share - Basic	$.20	$.13	$.20	$.18	$.71
Net Income Per Common Share - Diluted	$.18	$.12	$.17	$.16	$.63

2002
Total Revenue	$9,211,200	$8,334,800	$8,185,300	$7,693,800	$33,425,100
Income from Operations	1,751,400	1,129,400	1,708,300	1,734,900	6,324,000
Net Income	1,075,900	724,000	1,058,700	970,300	3,828,900
Net Income Per Common Share - Basic	$.20	$.13	$.19	$.17	$.69
Net Income Per Common Share - Diluted	$.17	$.12	$.17	$.16	$.63

The total of basic and diluted earnings per common share by quarter may not equal the totals for the year as there are changes in the weighted average number of common shares outstanding each quarter and basic and diluted earnings per common share are calculated independently for each quarter.

12.          Subsequent Events:

On January 29, 2004, February 27, 2004 and March 10, 2004, John L. Morgan, Chairman and CEO, purchased 20,000, 20,000 and 40,000 shares of the Company’s common stock, respectively, at $5.00 per share under the terms of an existing option agreement.

On February 10, 2004, the Company sold the two Chicago area Music Go Round® Company-owned stores for $199,000.  On March 12, 2004, the Company sold the inventory of the Minnetonka, Minnesota Music Go Round® Company-owned store.

On March 8, 2004, the Company made an additional $1.5 million investment to purchase 333,333 shares in Tomsten, Inc.  The Company’s investment currently represents approximately 19% of the outstanding common stock of Tomsten.

Independent Auditors’ Report

The Board of Directors and Shareholders

Winmark Corporation:

We have audited the accompanying consolidated balance sheets of Winmark Corporation and subsidiary (the “Company”) as of December 27, 2003 and December 28, 2002, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 29, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revision described in note 2 to the consolidated financial statements, in their report dated January 31, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winmark Corporation and subsidiary as of December 27, 2003 and December 28, 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the 2001 consolidated financial statements of Winmark Corporation and subsidiary were audited by other auditors who have ceased operations. As described in note 2, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of December 30, 2001. In our opinion, the disclosures for 2001 in note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Winmark Corporation and subsidiary, other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

As discussed in note 2 to the consolidated financial statements, the Company adopted the fair value method recognition provisions in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, on December 30, 2001.

/s/ KPMG LLP

Minneapolis, Minnesota
February 6, 2004, except as to note 12, which is as of March 12, 2004

This is a copy of an accountants’ report previously issued by Arthur Andersen LLP (“Andersen”).  This report has not been reissued by Andersen and refers to financial statements not physically included in this filing.   The consolidated financial statements for the year ended December 29, 2001 have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of December 30, 2001.  Under these circumstances Rule 437a under the Securities Act of 1933 permits us to file a Registration Statement without a written consent from Andersen .  In addition, we will not be able to obtain the written consent of Andersen for any future registration statement we may file as required by Section 7 of the Securities Act.  Accordingly, investors will not be able to sue Andersen pursuant to Section 11 of the Securities Act relating to those registration statements and therefore may have their recovery limited as a result of the lack of consent.  The ability of investors to recover from Andersen may also be limited as a result of their financial condition or other matters relating to the various civil and criminal lawsuits relating to them.

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

The audit reports of Andersen on the consolidated financial statements of the Company for the fiscal year ended December 29, 2001, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal year ended December 29, 2001, and through the date of Andersen’s dismissal: (a) there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter of such disagreement in connection with Andersen’s report on the Company’s consolidated financial statements for such years; and (b) there were no reportable events as listed in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Andersen with a copy of the foregoing disclosures.

Also on June 20, 2002, the Board of Directors of the Company, with the unanimous recommendation of the Audit Committee of the Board of Directors, appointed KPMG LLP as the Company’s independent public accountant for the Company’s fiscal year ending December 28, 2002, effective immediately on that date.  During the Company’s fiscal year 2001 and through June 20, 2002, neither the Company nor anyone acting on its behalf consulted KPMG LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events listed in Item 304((a)(2)(ii) of Regulation S-K.

ITEM 9A:              CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rule and forms.  During the period covered by this Annual Report on Form 10-K, there is no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10:               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 The sections entitled “Code of Ethics and Business Conduct,” “Election of Directors,” “Executive Officers and Key Personnel,” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our proxy statement for the annual meeting of stockholders to be held on April 28, 2004 is incorporated herein by reference.

ITEM 11:               EXECUTIVE COMPENSATION.

The section entitled “Executive Compensation” appearing in our proxy statement for the annual meeting of stockholders to be held on April 28, 2004 is incorporated herein by reference.

ITEM 12:               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

Information regarding our Equity Compensation plans required to be disclosed by Item 201(d) of Regulation S-K appears under Item 5 of this report on Form 10-K.  The section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” appearing in our proxy statement for the annual meeting of stockholders to be held on April 28, 2004 is incorporated herein by reference.

ITEM 13:               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The section entitled “Certain Relationships and Related Transactions” appearing in our proxy statement for the annual meeting of stockholders to be held on April 28, 2004 is incorporated herein by reference.

ITEM 14:               PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The section entitled “Principal Accountant Fees and Services” appearing in our proxy statement for the annual meeting of stockholders to be held April 28, 2004 is incorporated.

PART IV

ITEM 15:               EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)           The following documents are filed as a part of this Report:

1.             Financial Statements

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 22.

2.             Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or no applicable, or the information required has been included elsewhere by reference in the financial statements and related items.

3.             Exhibits

See Exhibit Index immediately following the signature page.

(b)           Reports on Form 8-K:

On December 19, 2003, the Company filed an 8-K dated December 18, 2003  related to staff promotions.

On December 3, 2003, the Company filed an 8-K dated December 3, 2003 related to the Winmark Business Solutions web site.

On December 2, 2003, the Company filed an 8-K dated December 1, 2003 related to the trading of its stock moving from Nasdaq SmallCap Market to the Nasdaq National Market.

On November 25, 2003, the Company filed an 8-K dated November 21, 2003 related to an additional investment in eFrame, LLC.

On October 16, 2003, the Company filed an 8-K dated October 14, 2003 related to its third quarter results.

(c)           See Item 15(a)(3) above.

(d)           See Item 15(a)(2) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINMARK CORPORATION AND SUBSIDIARY

By: /s/ JOHN L. MORGAN	Date: March 22, 2004
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

SIGNATURE	TITLE	DATE

/s/ JOHN L. MORGAN	Chairman of the Board and Chief Executive Officer	March 22, 2004
John L. Morgan	(principal executive officer)

/s/ STEPHEN M. BRIGGS	President and Chief Operating Officer	March 22, 2004
Stephen M. Briggs

/s/ BRETT D. HEFFES	Chief Financial Officer and Treasurer	March 22, 2004
Brett D. Heffes

/s/ KIRK A. MACKENZIE	Vice Chairman and Director	March 22, 2004
Kirk A. MacKenzie

/s/ WILLIAM D. DUNLAP, JR.	Director	March 22, 2004
William D. Dunlap, Jr.

/s/ JENELE C. GRASSLE	Director	March 22, 2004
Jenele C. Grassle

/s/ PAUL C. REYELTS	Director	March 22, 2004
Paul C. Reyelts

/s/ MARK L. WILSON	Director	March 22, 2004
Mark L. Wilson

EXHIBIT INDEX

WINMARK CORPORATION AND SUBSIDIARY

FORM 10-K FOR THE YEAR ENDED DECEMBER 27, 2003

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)
3.2	By-laws, as amended and restated to date (Exhibit 3.2)(1)
10.1

Asset Purchase Agreement dated January 24, 1992 with Sports Traders, Inc. and James D. Van Buskirk (“Van Buskirk”) concerning acquisition of wholesale business, including amendment dated March 11, 1992 (Exhibit 10.6 (a))(1)

10.2	Retail store agreement dated January 24, 1992 with Van Buskirk (Exhibit 10.6 (b))(1)
10.3	1992 Stock Option Plan, including forms of stock option agreement (Exhibit 10.12)(1)(4)
10.4	Amendment No. 1 to the 1992 Stock Option Plan (Exhibit 10.15)(2)(4)
10.5	Amendment No. 2 to the 1992 Stock Option Plan (Exhibit 10.16)(2)(4)
10.6	Amendment No. 3 to the 1992 Stock Option Plan (Exhibit 10.16)(3)(4)
10.7	Amendment No. 4 to the 1992 Stock Option Plan(4) (10)
10.8	Nonemployee Director Stock Option Plan, as amended, including form of stock option agreement (Exhibit 10.16)(2)(4)
10.9	Employee Stock Purchase Plan of 1994 (Exhibit 10.17)(2)
10.10	Employment Agreement with John L. Morgan, dated March 22, 2000 (Exhibit 10.1)(4)(6)
10.11	Non-qualified Stock Option Agreement with John Morgan, dated March 22, 2000 (Exhibit 10.2)(4)(6)
10.12	Common Stock Warrant with Sheldon Fleck, dated March 22, 2000 (Exhibit 10.3)(6)
10.13	Credit Agreement with Rush River Group, LLC (Exhibit 10.1)(7)
10.14	Common Stock Warrant with Rush River Group, LLC (Exhibit 10.2)(7)
10.15	Lease with Stan Koch & Sons Trucking, Inc. for Corporate Headquarters (Exhibit 10.4)(7)
10.16	2001 Stock Option Plan, including forms of stock option agreements (Exhibit 10.27)(4)(8)
10.17*	Amendment to Lease with Stan Koch & Sons Trucking for corporate headquarters
16.1	Arthur Andersen LLP letter dated June 25, 2002(Exhibit 16)(9)
21.1	Subsidiaries: Grow Biz Games, Inc., a Minnesota corporation
23.1*	Consent of KPMG LLP Independent Public Accountants
24.1	Power of Attorney (Contained on signature page to this Form 10-K)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2*	Certification of Chief Financial Officer and Treasurer under Section 906 of the Sarbanes-Oxley Act of 2002

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