Form 10-Q
period 2004-03-27
WINMARK CORP
filed 2004-05-06
CIK 908315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 27, 2004

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

Yes:     ☒                             No:     ☐

Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 126-2 of the Exchange Act).

Yes:     ☐                             No:     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value, 5,762,806 shares outstanding as of May 1, 2004.

WINMARK CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1:                 Financial Statements

WINMARK CORPORATION AND SUBSIDIARY

CONDENSED BALANCE SHEETS

(unaudited)

	March 27, 2004	December 27, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$5,823,400	$4,153,300
Marketable securities	1,433,900	2,343,500
Receivables, less allowance for doubtful accounts of $254,100 and $291,200	2,467,300	2,341,300
Inventories	336,900	528,600
Prepaid expenses and other	191,300	305,800
Deferred income taxes	602,100	602,100
Total current assets	10,854,900	10,274,600

Long-term investments and marketable securities	9,212,200	7,783,800
Long-term notes receivables, net	56,100	62,400
Property and equipment, net	183,800	202,200
Other assets, net	613,000	602,600
Deferred income taxes	233,800	233,800
	$21,153,800	$19,159,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,552,000	$1,491,400
Accrued liabilities	1,257,900	1,544,500
Current deferred revenue	707,200	604,400
Total current liabilities	3,517,100	3,640,300

Long-term deferred revenue	142,400	113,900

Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 5,754,096 and 5,671,596 shares issued and outstanding	3,845,300	2,996,300
Other comprehensive income	24,300	144,500
Retained earnings	13,624,700	12,264,400

Total shareholders’ equity	17,494,300	15,405,200
	$21,153,800	$19,159,400

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 27, 2004	March 29, 2003
REVENUE:
Royalties	$4,629,900	$4,291,500
Merchandise sales	2,604,000	3,800,500
Franchise fees	192,600	135,000
Other	137,200	153,200
Total revenue	7,563,700	8,380,200

COST OF MERCHANDISE SOLD	2,152,400	3,121,600

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,318,300	3,458,000

Income from operations	2,093,000	1,800,600

LOSS FROM EQUITY INVESTMENT	(24,300)	—
GAIN ON SALE OF MARKETABLE SECURITIES	189,200	2,900
INTEREST AND OTHER INCOME	76,500	66,900

Income before income taxes	2,334,400	1,870,400

PROVISION FOR INCOME TAXES	(974,100)	(748,200)

NET INCOME	$1,360,300	$1,122,200

EARNINGS PER SHARE - BASIC	$.24	$.20

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	5,706,471	5,724,697

EARNINGS PER SHARE - DILUTED	$.21	$.18

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	6,468,385	6,201,687

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 27, 2004	March 29, 2003
OPERATING ACTIVITIES:
Net income	$1,360,300	$1,122,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,900	67,700
Compensation expense related to granting of stock options	86,100	38,700
Gain on sale of marketable securities	(189,200)	(2,900)
Deferred gain on building sale	(45,700)	(45,800)
Tax benefit on exercised options	336,600	88,800
Change in operating assets and liabilities:
Receivables	(119,700)	(393,300)
Inventories	191,700	34,100
Prepaid expenses and other	114,500	318,300
Accounts payable	60,600	416,400
Accrued liabilities	(214,800)	(313,400)
Deferred revenue	177,000	170,200

Net cash provided by operating activities	1,786,300	1,501,000

INVESTING ACTIVITIES:
Purchase of investments and marketable securities, net of proceeds from sales	(521,600)	(2,283,600)
Purchases of property and equipment	(23,900)	(36,800)
Additions to other assets	(11,300)	(14,900)
Proceeds from sale of property and equipment	14,300	—

Net cash used for investing activities	(542,500)	(2,335,300)

FINANCING ACTIVITIES:
Repurchase of common stock	—	(1,875,000)
Proceeds from exercises of options and warrants	426,300	250,000

Net cash provided by (used for) financing activities	426,300	(1,625,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,670,100	(2,459,300)
Cash and cash equivalents, beginning of period	4,153,300	4,730,000
Cash and cash equivalents, end of period	$5,823,400	$2,270,700

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for income taxes	$642,800	$—

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.     Management’s Interim Financial Statement Representation:

The accompanying condensed financial statements have been prepared by Winmark Corporation and subsidiary (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information in the condensed financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

Revenues and operating results for the three months ended March 27, 2004 are not necessarily indicative of the results to be expected for the full year.

Long-Term Investments

The Company has an investment in Tomsten, Inc. (“Tomsten”), the parent company of “Archiver’s” retail chain.  Archiver’s is a retail concept created to help people preserve and enjoy their photographs.  Archiver’s stores feature a wide variety of photo-safe products, including photo albums, scrapbooks and scrapbook supplies, frames, rubber stamps and photo storage and organization products.  The Company has invested a total of $7.5 million in the purchase of common stock of Tomsten.  Such amount was paid in three equal installments of $2 million on July 30, 2003, February 1, 2003 and August 1, 2003, and an additional $1.5 million on March 8, 2004.  Our investment currently represents 19% of the outstanding common stock of Tomsten and is accounted for by the cost method.  The Company has entered into a voting agreement with Tomsten appointing officers of Tomsten as the Company’s proxy with the right to vote the Tomsten shares held by the Company consistent with the two largest shareholders of Tomsten (or in case of their disagreement, consistent with a majority of the remaining shareholders) as long as the Company owns such shares.  No officers or directors of the Company serve as officers or directors of Tomsten.

On July 1, 2003, the Company made a $1 million equity investment in eFrame, LLC (“eFrame”).  On November 21, 2003, the Company made an additional $500,000 investment in eFrame.  Based in Omaha, Nebraska, eFrame provides out-sourced information technology services to customers that lower their costs and increase their operating efficiencies.  The investment represents 27.2% of the outstanding units of membership interests in eFrame.  The investment is recorded using the equity method of accounting, whereby the Company’s share of income or loss is included in the statement of operations and increase or decrease the carrying value of the investment.  During the first quarter of 2004, the Company recorded a $24,300 loss on the investment.  Stephen M. Briggs, the Company’s President, serves on the Board of Managers of eFrame.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”).  SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period.  For the Company, comprehensive income (loss) consists of unrealized holding gains and losses from investments classified as “available-for-sale.”

Comprehensive income and the components of other comprehensive income (loss) were as follows:

	Three Months Ended
	March 27, 2004	March 29, 2003

Net income	$1,360,300	$1,122,200
Other comprehensive income (loss)	(120,200)	58,500

Total comprehensive income	$1,240,100	$1,180,700

Accounting for Stock-Based Compensation

The Company adopted in 2002 the fair value method recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement No. 123) using the prospective method as provided by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  Historically, the Company had applied the intrinsic value method permitted under Statement 123, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for our stock-based compensation plans.  Accordingly, no compensation cost has been recognized for our stock option plans prior to 2002.  Compensation expense of $86,100 and $38,700 relating to the vested portion of the fair value of stock options granted subsequent to adoption of the fair value method has been expensed to “Selling, General and Administration Expenses” in the first quarter of 2004 and 2003, respectively.

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

	Three Months Ended
	March 24, 2004	March 29, 2003

Net income, as reported	$1 ,360,300	$1,122,200

Add: stock-based employee compensation expenses included in reported net income, net of related tax effects	53,900	23,200

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(101,500)	(207,400)

Pro forma net income	$1,312,700	$938,000

Net Income Per Common Share
Basic – as reported	$.24	$.20
Basic – pro forma	$.23	$.16
Diluted – as reported	$.21	$.18
Diluted – pro forma	$.20	$.15

In accordance with SFAS 123, the fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2003	$10.12	3.76%	7	49.7%	none
2002	5.86 / 5.91	3.59 / 3.63	7	55.2 / 55.0	none

As of March 27, 2004, the Company had a total of 1,123,990 stock options and warrants outstanding with an average price of $7.11, which 682,740 were exercisable as of March 27, 2004.

Reclassification

Certain amounts in the March 29, 2003 financial statements have been reclassified to conform with the March 27, 2004 presentation.  These reclassifications have no effect on net income or shareholders’ equity as previously reported.

2.     Organization and Business:

Winmark Corporation (the “Company”) offers licenses to operate retail stores using the service marks Play it Again Sports®, Once Upon A Child®, Music Go Round® and Plato’s Closet®.  In addition, the Company sells inventory to its Play It Again Sports® franchisees through its buying group and operates retail stores.  The Company has a 52/53 week year which ends on the last Saturday in December.  (See Footnote 6 for subsequent events.)

3.     Earnings Per Share:

The Company calculates earnings per share in accordance with SFAS No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Earnings Per Share - Basic.  The Company calculates Earnings Per Share - Dilutive by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method.  The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of 761,914 and 476,990 stock options and warrants for the quarters ended March 27, 2004 and March 29, 2003, respectively.

4.     Sale of Company-Owned Stores:

On February 10, 2004, the Company sold the two Chicago area Music Go Round® Company-owned stores for $199,000.  On March 12, 2004, the Company sold the inventory of the Minnetonka, Minnesota Music Go Round® Company-owned store.

5.     Other Contingencies:

In addition to the operating leases obligations disclosed in footnote 10 of the Company’s Form 10-K for the year ended December 27, 2003, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed.  As of March 27, 2004, the Company is contingently liable on these leases in addition to amounts currently reserved for such contingent liabilities.  These leases have various expiration dates through 2006.  The Company believes it has adequate reserves for any future liability, along with the monthly reduction of exposure as leases are paid, expire or are renewed by the current operator of the location.

6.              Subsequent Events:

On April 2, 2004, Winmark Corporation formed two new wholly owned subsidiaries, Winmark Business Solutions, Inc. and Winmark Capital Corporation.  Winmark Business Solutions, Inc. was formed for the purpose of supporting our franchisees, other small businesses and conducting small ticket leasing operations.  Winmark Capital Corporation was formed for the purpose of conducting middle market leasing operations.

ITEM 2:                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of March 27, 2004, we had 786 franchised retail stores operating under the following brands:  Play it Again Sports®, Once Upon a Child®, Plato’s Closet® and Music Go Round®.  Management tracks closely the following criteria to evaluate current business operations and future prospects: royalties, franchise fees, selling, general and administrative expenses, franchise store openings and closings and franchise renewals.

Our most profitable sources of revenue are royalties earned from our franchise partners and franchise fees for new store openings and transfers.

	March 27, 2004	March 29, 2003
Royalties	$4,629,900	$4,291,500
Franchise fees	$192,600	$135,000

During the first quarter of 2004, our royalties increased $338,400 or 7.9% compared to the first quarter of 2003.  This was partly due to a strengthening economic environment.  Franchise fees grew 42.7% compared to the same period last year and primarily reflect new store growth in Plato’s Closet®.

Management monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise store openings and closings and franchise renewals.  The following is a summary of our franchising store activity for the first quarter ended March 27, 2004:

					QUARTER ENDING 3/27/04
	TOTAL 12/27/03	OPENED/ PURCHASED	CLOSED/ SOLD	TOTAL 3/27/04	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Play It Again Sports® Franchised Stores — US and Canada	427	1	(6)	422	11	11

Once Upon A Child® Franchised Stores — US and Canada	211	2	(1)	212	17	17

Plato’s Closet® Franchised Stores	106	5	0	111	0	0

Music Go Round® Franchised Stores	40	2	(1)	41	0	0

Total	784	10	(8)	786	28	28

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the three months ended March 27, 2004, the Company renewed 28 franchise agreements of the 28 franchise agreements that were available for renewal.

The increase in profitability of our franchise business has been accomplished in part due to management’s focus on reducing selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, rent and administrative costs.

	March 27, 2004	March 29, 2003
Selling, general and administrative expenses	$3,318,300	$3,458,000

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

Results of Operations

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

			First Quarter
	Three Months Ended		2004 over (under)
	March 27, 2004	March 29, 2003	First Quarter 2003
Revenue:
Royalties	61.2%	51.2%	7.9%
Merchandise sales	34.4	45.4	(31.5)
Franchise fees	2.6	1.6	42.7
Other	1.8	1.8	(10.4)
Total revenue	100.0%	100.0%	(9.7)%

Cost of merchandise sold	28.5	37.2	(31.0)
Selling, general and administrative expenses	43.9	41.3	(4.0)
Income from operations	27.6	21.5	16.2
Loss from equity investment	(0.3)	—	N/A
Gain on sale of investments	2.5	—	6,424.1
Interest and other income	1.0	0.8	14.3
Income before income taxes	30.8	22.3	24.8
Provision for income taxes	(12.8)	(8.9)	30.2
Net income	18.0%	13.4%	21.2%

Comparison of Three Months Ended March 27, 2004 to Three Months Ended March 29, 2003

Revenue

Revenue for the quarter ended March 27, 2004 totaled $7.6 million compared to $8.4 million for the comparable period in 2003.

Royalties increased to $4.6 million for the first quarter of 2004 from $4.3 million for the same period in 2003, a 7.9% increase.  The increase is primarily due to higher franchisee retail sales.

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and retail sales at the Company-owned stores.  For the first quarter of 2004 and 2003, they were as follows:

	2004	2003
Direct Franchisee Sales	$1,851,000	$2,536,000
Retail	753,000	1,264,500
	$2,604,000	$3,800,500

Direct Franchisee Sales revenues decreased $685,000, or 27.0%, for the three months ended March 27, 2004 compared to the same period last year.  This is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having 28 fewer Play It Again Sports® stores open than one year ago.  The Play It Again Sports® buying group has not historically contributed to the Company’s net income.  Retail store sales decreased $511,500, or 40.5%, for the three months ended March 27, 2004 compared to the same period last year.  The revenue decline was primarily due to selling two Company-owned Music Go Round® stores in the fourth quarter of 2003 and selling three additional Company-owned Music Go Round® stores in the first quarter of 2004.

Franchise fees increased to $192,600 for the first quarter of 2004 compared to $135,000 for the first quarter of 2003.  The increase is due to opening 10 stores in the first quarter of 2004, compared to eight in the same period of 2003.

Cost of Merchandise Sold

Cost of merchandise sold includes the cost of merchandise sold to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and at Company-owned retail stores.  Direct Franchisee Sales cost of merchandise sold as a percentage of the Direct Franchise Sales revenue and cost of merchandise sold at Company-owned stores as a percentage of Company-owned store retail revenue, respectively, for the first quarter of 2004 and 2003 were as follows:

	2004	2003
Direct Franchisee Sales	95.2%	96.3%
Retail	51.8%	53.8%

The 2.0 percentage point decrease in retail cost of goods sold is primarily due to selling five Company-owned Music Go Round® stores within the last six months.  Since Music Go Round® stores have a higher cost of goods sold than the other brands of Company-owned stores, the mix of sales by brand and related cost of goods sold has improved.

Selling, General and Administrative

The $139,700, or 4.0%, decrease in selling, general and administrative expenses in the first three months of 2004 compared to the same period in 2003 is primarily due to selling a total of five Company-owned stores in the fourth quarter of 2003 and first quarter of 2004 and the elimination of related costs.

Loss from Equity Investment

For the first quarter ended March 27, 2004, the Company recorded a $24,300 loss from our investment in eFrame, LLC.  This represents our pro rata share of eFrame losses for the period.  As of March 27, 2004, the Company owned 27.2% of the outstanding membership interests of eFrame.

Gain on Sale of Marketable Securities

During the first quarter of 2004, the Company had a gain on the sale of marketable securities of $189,200 compared to $2,900 in 2003.

Interest and Other Income

During the first quarter of 2004, the Company had interest and other income of $76,500 compared to $66,900 of interest and other income in the first quarter of 2003.

Income Taxes

The provision for income taxes was calculated at an effective rate of 41.7% and 40.0% for the first quarter of 2004 and 2003, respectively.  The increase is the result of a state tax liability relating to prior years that was settled during the first quarter of 2004.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have historically been cash flow from operations and credit agreement borrowings.  The components of the income statement that affect the liquidity of the Company include the following non-cash items: depreciation and amortization, compensation expense related to granting of stock options and deferred gain on sale of building.  The most significant component of the balance sheet that affects liquidity is in the other category under Long-Term Investments.  The Company ended the first quarter of 2004 with $7.3 million in cash and current marketable securities and a current ratio (current assets divided by current liabilities) of 3.1 to 1.0 compared to $6.5 million in cash and marketable securities and a current ratio of 2.8 to 1.0 at the end of the first quarter of 2003.

Ongoing operating activities provided cash of $1.8 million and $1.5 million for the first three months of 2004 and 2003, respectively.  Components of the cash provided by operating assets and liabilities for the first three months of 2004 include a $191,700 decrease in inventory as a result of a selling three Company-owned Music Go Round® stores.   Deferred franchise fee revenue provided cash of $177,000, mainly due to increased deposits on future store openings.  Prepaid expenses provided cash of $114,500 due to decreases in prepaid conference expenses and prepaid insurance.  Components of cash utilized by operating assets and liabilities include a $119,700 increase in accounts receivable as a result of royalties and a seasonal increase in buying group activity and a $214,800 decrease in accrued liabilities primarily due to lower bonus/profit sharing accruals, partially offset by an increase in the income tax accrual.

Investing activities used $542,500 of cash during the first quarter of 2004 compared to $2.3 million for the same period last year, primarily due to the purchase of investments in both periods, including the Company’s additional $1.5 million equity investment in Tomsten, Inc., the parent company of Archiver’s, partially offset by cash flow generated from the Company’s operations.

Financing activities provided $426,300 of cash during the first quarter of 2004 compared to using $1.6 million in the first quarter of 2003.  The first quarter of 2004 consists of amounts received on the exercise of stock options.  The first quarter of 2003 included $1.9 million used to repurchase 200,000 shares of Company common stock, offset by $250,000 received from the exercise of stock options.  As of March 27, 2004, the Company has the authorization to repurchase up to an additional 230,272 shares.

As of March 27, 2004, the company had no material outstanding commitments for capital expenditures.

The Company believes that cash generated from future operations and cash and investments on hand, will be adequate to meet the Company’s current obligations and operating needs.  The Company intends to use a portion of its cash on hand to fund the start up of its leasing operations.

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

ITEM 3:                  Quantitative and Qualitative Disclosures About Market Risk

The Company had no debt outstanding at March 27, 2004.  A one percent change in interest rates would not have a significant impact on the Company’s fixed rate debt.

Approximately $0.9 million of our investments at March 27, 2004 was invested in fixed income securities and $5.1 million of cash and cash equivalents in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.  A one percent change in interest rates may have a significant impact on the fair value of our fixed income investments.

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

31.1                           Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                         Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                           Certification of Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b.)  Reports on Form 8-K

On February 12, 2004, the Company filed an 8-K dated February 11, 2004 related to its fiscal 2003 results.

On March 11, 2004, the Company filed an 8-K dated March 10, 2004 related to an additional $1.5 million equity investment in Archiver’s.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINMARK CORPORATION

Date: May 5, 2004	By:	/s/	John L. Morgan
John L. Morgan Chairman of the Board and Chief Executive Officer

Date: May 5, 2004	By:	/s/	Brett D. Heffes
Brett D. Heffes Chief Financial Officer and Treasurer

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED MARCH 27, 2004

Exhibit No.	Description

Exhibit 31.1 —	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Chief Financial Officer and Treasurer under Section 906 of the Sarbanes-Oxley Act of 2002