Form 10-Q
period 2004-06-26
WINMARK CORP
filed 2004-08-09
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 26, 2004

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

Common stock, no par value, 5,938,906 shares outstanding as of July 30, 2004.

WINMARK CORPORATION

PART I.                       FINANCIAL INFORMATION

Item 1:   Financial Statements

WINMARK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 26, 2004	December 27, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$7,167,600	$4,153,300
Marketable securities	1,393,000	2,343,500
Receivables, less allowance for doubtful accounts of $267,400 and $291,200	2,254,300	2,341,300
Inventories	389,600	528,600
Prepaid expenses and other	162,900	305,800
Deferred income taxes	602,100	602,100
Total current assets	11,969,500	10,274,600

Net investment in leasing operations	95,300	—
Long-term investments and marketable securities	9,042,300	7,783,800
Long-term notes receivables, net	48,600	62,400
Property and equipment, net	243,500	202,200
Other assets, net	624,000	602,600
Deferred income taxes	233,800	233,800
	$22,257,000	$19,159,400
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,104,900	$1,491,400
Accrued liabilities	1,122,400	1,544,500
Current deferred revenue	652,000	604,400
Total current liabilities	2,879,300	3,640,300

Long-term deferred revenue	179,100	113,900

Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 5,928,906 and 5,671,596 shares issued and outstanding, respectively	4,846,100	2,996,300
Other comprehensive income	1,500	144,500
Retained earnings	14,351,000	12,264,400

Total shareholders’ equity	19,198,600	15,405,200
	$22,257,000	$19,159,400

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
REVENUE:
Royalties	$4,002,800	$3,879,100	$8,632,700	$8,170,600
Merchandise sales	2,313,500	3,230,800	4,917,500	7,031,300
Franchise fees	200,100	135,000	392,700	270,000
Other	144,100	157,600	281,300	310,800
Total revenue	6,660,500	7,402,500	14,224,200	15,782,700

COST OF MERCHANDISE SOLD	1,956,300	2,527,200	4,108,700	5,648,800

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,446,700	3,895,300	6,765,000	7,353,300

Income from operations	1,257,500	980,000	3,350,500	2,780,600

LOSS FROM EQUITY INVESTMENT	(58,100)	—	(82,400)	—

GAIN (LOSS) ON SALE OF MARKETABLE SECURITIES	(15,400)	112,400	173,800	115,300

INTEREST AND OTHER INCOME	26,500	80,800	103,000	147,700

Income before income taxes	1,210,500	1,173,200	3,544,900	3,043,600

PROVISION FOR INCOME TAXES	(484,200)	(416,800)	(1,458,300)	(1,165,000)

NET INCOME	$726,300	$756,400	$2,086,600	$1,878,600

EARNINGS PER SHARE – BASIC	$.12	$.13	$.36	$.33

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	5,873,719	5,615,919	5,789,463	5,669,063

EARNINGS PER SHARE – DILUTED	$.11	$.12	$.32	$.30

WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	6,548,548	6,244,632	6,444,967	6,230,386

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 26, 2004	June 28, 2003
OPERATING ACTIVITIES:
Net income	$2,086,600	$1,878,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,200	116,800
Compensation expense related to granting of stock options	172,200	102,900
Gain on sale of marketable securities	(173,800)	(115,300)
Deferred gain on building sale	(90,100)	(91,600)
Tax benefit on exercised options	336,600	88,800
Change in operating assets and liabilities:
Receivables	100,800	402,400
Inventories	139,000	(60,500)
Prepaid expenses and other	142,900	337,900
Deferred income taxes	—	34,900
Accounts payable	(386,500)	(541,900)
Accrued liabilities	(336,700)	(304,000)
Deferred revenue	202,900	335,800
Net cash provided by operating activities	2,252,100	2,184,800

INVESTING ACTIVITIES:
Purchase of marketable securities and investments, net of proceeds from sales	(362,600)	(1,215,200)
Purchase of property and equipment	(112,100)	(42,500)
Additions to other assets	(23,200)	(36,200)
Proceeds from sale of property and equipment	14,400	—
Net investment in leasing operations	(95,300)	—
Net cash used for investing activities	(578,800)	(1,293,900)

FINANCING ACTIVITIES:
Repurchase of common stock	—	(1,875,000)
Proceeds from stock option exercises	1,341,000	325,200
Net cash provided by (used for) financing activities	1,341,000	(1,549,800)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,014,300	(658,900)
Cash and cash equivalents, beginning of period	4,153,300	4,730,000
Cash and cash equivalents, end of period	$7,167,600	$4,071,100

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for income taxes	$1,363,000	$603,000

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

Revenues and operating results for the six months ended June 26, 2004 are not necessarily indicative of the results to be expected for the full year.

Long-Term Investments

The Company has an investment in Tomsten, Inc. (“Tomsten”), the parent company of “Archiver’s” retail chain.  Archiver’s is a retail concept created to help people preserve and enjoy their photographs.  Archiver’s stores feature a wide variety of photo-safe products, including photo albums, scrapbooks and scrapbook supplies, frames, rubber stamps and photo storage and organization products.  The Company has invested a total of $7.5 million in the purchase of common stock of Tomsten.  Such amount was paid in three equal installments of $2 million on July 30, 2002, February 1, 2003 and August 1, 2003, and an additional $1.5 million on March 8, 2004.  The Company’s investment currently represents 19% of the outstanding common stock of Tomsten and is accounted for by the cost method.  The Company has entered into a voting agreement with Tomsten appointing officers of Tomsten as the Company’s proxy with the right to vote the Tomsten shares held by the Company consistent with the two largest shareholders of Tomsten (or in case of their disagreement, consistent with a majority of the remaining shareholders) as long as the Company owns such shares.  No officers or directors of the Company serve as officers or directors of Tomsten.

On July 1, 2003, the Company made a $1 million equity investment in eFrame, LLC (“eFrame”).  On November 21, 2003, the Company made an additional $500,000 investment in eFrame.  Based in Omaha, Nebraska, eFrame provides out-sourced information technology services to customers that lower their costs and increase their operating efficiencies.  The investment represents 27.2% of the outstanding units of membership interests in eFrame.  The investment is recorded using the equity method of accounting, whereby the Company’s share of income or loss is included in the statement of operations and increase or decrease the carrying value of the investment.  During the second quarter and first six months of 2004, the Company recorded a $58,100 and $82,400 loss, respectively, on the investment.

Net Investment in Leasing

The Company has direct financing lease receivables which become due over the next three years.

Comprehensive Income (Loss)

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

Comprehensive income and the components of other comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net income	$726,300	$756,400	$2,086,600	$1,878,600
Other comprehensive income (loss)	(22,800)	26,400	(143,000)	84,900
Total comprehensive income	$703,500	$782,800	$1,943,600	$1,963,500

Accounting for Stock-Based Compensation

The Company adopted in 2002 the fair value method recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement No. 123) using the prospective method as provided by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Historically, the Company had applied the intrinsic value method permitted under Statement 123, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for our stock-based compensation plans.  Accordingly, no compensation cost has been recognized for our stock option plans prior to 2002.  Compensation expense of $86,100 and $172,200 relating to the vested portion of the fair value of stock options granted subsequent to adoption of the fair value method has been expensed to “Selling, General and Administration Expenses” in the three months and six months ended June 26, 2004, respectively.

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

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net Income as reported	$726,300	$756,400	$2,086,600	$1,878,600
Add: stock-based employee compensation expense included in reported net income, net of related tax effects.	53,900	40,300	107,800	64,600
Deduct: total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects.	(101,500)	(233,100)	(203,000)	(450,200)

Pro forma net income	$678,700	$563,600	$1,991,400	$1,493,000

Net income per common share:
Basic – as reported	$.12	$.13	$.36	$.33
Basic – pro forma	$.12	$.10	$.34	$.26
Diluted – as reported	$.11	$.12	$.32	$.30
Diluted – pro forma	$.10	$.09	$.31	$.24

In accordance with SFAS 123, the fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield

2003	$10.12	3.76%	7	49.7%	none
2002	5.86 / 5.91	3.59 / 3.63	7	55.2 / 55.0	none

As of June 26, 2004, the Company had a total of 957,890 stock options and warrants outstanding with an average price of $7.48, of which 554,140 were exercisable as of June 26, 2004.

Reclassification

Certain amounts in the June 28, 2003 financial statements have been reclassified to conform with the June 26, 2004 presentation.  These reclassifications have no effect on net income or shareholders’ equity as previously reported.

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

3.     Earnings Per Share:

The Company calculates earnings per share in accordance with SFAS No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Earnings Per Share - Basic.  The Company calculates Earnings Per Share - Dilutive by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method.  The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of 674,829 and 628,713 stock options and warrants for the three months ended and 655,504 and 561,323 for the six months ended June 26, 2004 and June 28, 2003, respectively.

4.     Other Contingencies:

In addition to the operating lease obligations disclosed in footnote 10 of the Company’s Form 10-K for the year ended December 27, 2003, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed.  These leases have various expiration dates through 2006.  The Company believes it has adequate reserves for any future liability.

5.              Subsequent Events:

On June 28, 2004, the Company granted options to purchase 2,000 shares of stock to each of the five non-employee directors at an exercise price of $24 per share.  These options vest and become exercisable in five equal increments of 400 shares, beginning one year after the date of grant.

On July 30, 2004, Stephen M. Briggs resigned from the board of managers of eFrame, LLC.  The Company continues to own 27.2% of the outstanding membership interests of eFrame.

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of June 26, 2004, we had 784 franchised retail stores operating under the following brands:  Play it Again Sports®, Once Upon a Child®, Plato’s Closet® and Music Go Round®.  Management tracks closely the following criteria to evaluate current business operations and future prospects: royalties, franchise fees, leasing activity, selling, general and administrative expenses, franchise store openings and closings and franchise renewals.

Our most profitable sources of revenue are royalties earned from our franchise partners and franchise fees for new store openings and transfers.

	June 26, 2004	June 28, 2003
Royalties	$8,632,700	$8,170,600
Franchise fees	$392,700	$270,000

During the first six months of 2004, our royalties increased $462,100 or 5.7% compared to the first six months of 2003.  This was partly due to a strengthening economic environment.  Franchise fees grew 45.4% compared to the same period last year and primarily reflect new store openings in all brands.

Management monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise store openings and closings and franchise renewals.  The following is a summary of our franchising store activity for the six months ended June 26, 2004:

					SIX MONTHS ENDING 6/26/04
	TOTAL 12/27/03	OPENED/ PURCHASED	CLOSED/ SOLD	TOTAL 6/26/04	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Play It Again Sports®
Franchised Stores - US and Canada	427	4	(13)	418	20	15

Once Upon A Child®
Franchised Stores - US and Canada	211	3	(4)	210	24	20

Plato’s Closet®
Franchised Stores	106	8	0	114	0	0

Music Go Round®
Franchised Stores	40	4	(2)	42	0	0

Total	784	19	(19)	784	44	35

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the six months ended June 26, 2004, the Company renewed 35 franchise agreements of the 44 franchise agreements that were available for renewal.

The profitability of our business is dependent in part on management’s ability to control selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, rent and administrative costs.  Selling, general and administrative expenses decreased during the first six months of 2004 primarily due to selling a total of five Company-owned stores in the fourth quarter of 2003 and the first quarter of 2004 and the elimination of related salary and rent expenses, partially offset by start-up costs associated with leasing activity.

	June 26, 2004	June 28, 2003
Selling, general and administrative expenses	$6,765,000	$7,353,300

Our ability to grow our profits is dependent on our ability to effectively support our franchise partners to produce higher revenues, open new stores, realize opportunities relating to leasing activities of Winmark Business Solutions while controlling our selling, general and administrative expenses.

Results of Operations

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Revenue:
Royalties	60.1%	52.4%	60.7%	51.8%
Merchandise sales	34.7	43.7	34.6	44.6
Franchise fees	3.0	1.8	2.7	1.7
Other	2.2	2.1	2.0	1.9
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of merchandise sold	(29.4)	(34.2)	(28.9)	(35.8)
Selling, general and administrative expenses	(51.7)	(52.6)	(47.5)	(46.6)
Income from operations	18.9	13.2	23.6	17.6
Loss from equity investment	(0.9)	—	(0.6)	—
Gain (loss) on sale of investments	(0.2)	1.5	1.2	0.7
Interest and other income	0.4	1.1	0.7	1.0
Income before income taxes	18.2	15.8	24.9	19.3
Provision for income taxes	(7.3)	(5.6)	(10.2)	(7.4)
Net income	10.9%	10.2%	14.7%	11.9%

Comparison of Three Months Ended June 26, 2004 to Three Months Ended June 28, 2003

Revenues

Revenues for the quarter ended June 26, 2004 totaled $6.7 million compared to $7.4 million for the comparable period in 2003, a decrease of 10.0%.

Royalties increased to $4 million for the second quarter of 2004 from $3.9 million for the same period in 2003, an approximate 3.2% increase.  The increase is primarily due to higher franchisee retail sales.

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and retail sales at the Company-owned stores.  For the second quarter of 2004 and 2003, they were as follows:

	2004	2003
Direct Franchisee Sales	$1,756,600	$1,949,100
Retail	556,900	1,281,700
	$2,313,500	$3,230,800

Direct Franchisee Sales revenues decreased $192,500, or 9.9%, for the quarter ended June 26, 2004 compared to the second quarter last year.  This is a result of management’s strategic decision to have more Play It Again Sports® franchisees purchase merchandise directly from vendors and having 23 fewer Play It Again Sports® stores open than one year ago.  The Play It Again Sports® buying group has not historically contributed to the Company’s net income.  Retail store sales decreased $724,800, or 56.5%, for the quarter ended June 26, 2004 compared to the second quarter last year.  The revenue decline was primarily due to selling two Company-owned Music Go Round® Stores in the fourth quarter of 2003 and selling three additional Company-owned Music Go Round® Stores in the first quarter of 2004.

Franchise fees increased to $200,100 for the second quarter of 2004 compared to $135,000 for the second quarter of 2003, due to nine franchised stores opening in 2004 compared to six in 2003.

Cost of Merchandise Sold

Cost of merchandise sold includes the cost of merchandise sold through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and at Company-owned retail stores.  Direct Franchisee Sales cost of merchandise sold as a percentage of the Direct Franchisee Sales revenue and cost of merchandise sold at Company-owned stores as a percentage of Company-owned store retail revenue, respectively, for the second quarter of 2004 and 2003 were as follows:

	2004	2003
Direct Franchisee Sales	95.7%	95.4%
Retail	50.0%	52.1%

The 2.1 percentage point decrease in retail cost of goods sold is primarily due to selling five Company-owned Music Go Round® stores within the last nine months.  Since Music Go Round® stores have a higher cost of goods sold than the other brands of Company-owned stores, the mix of sales by brand and related cost of goods sold has improved.

Selling, General and Administrative

The $448,600, or 11.5%, decrease in selling, general and administrative expenses in the quarter ended June 26, 2004 compared to the second quarter of 2003 is primarily due to selling a total of five Company-owned Stores in the fourth quarter of 2003 and first quarter of 2004 and the elimination of related salary and rent expenses, partially offset by start up costs associated with leasing activity.

Loss from Equity Investment

For the second quarter ended June 26, 2004, the Company recorded a $58,100 loss from our investment in eFrame, LLC.  This represents our pro rata share of eFrame losses for the period.  As of June 26, 2004, the Company owned 27.2% of the outstanding membership interests of eFrame.

Gain on Sale of Marketable Securities

During the second quarter of 2004, the Company had a loss on the sale of marketable securities of $15,400 compared to a $112,400 gain in 2003.

Interest and Other Income

During the second quarter of 2004, the Company had interest and other income of $26,500 compared to $80,800 of interest and other income in the second quarter of 2003.  This decrease reflects a movement in the Company’s investment portfolio to a greater mix of money market securities.

Income Taxes

The provision for income taxes was calculated at an effective rate of 40.0% and 35.5% for the second quarter of 2004 and 2003, respectively.  The higher effective tax rate in 2004 compared to 2003 reflects a change in estimate of the effective annual rate for 2004 and a higher amount of non-deductible expenses.

Comparison of Six Months Ended June 26, 2004 to Six Months Ended June 28, 2003

Revenues

Revenues for the six months ended June 26, 2004 were $14.2 million compared to $15.8 million for the comparable period in 2003, a decrease of 9.9%.

Royalties increased to $8.6 million for the first six months of 2004 from $8.2 million for the same period of 2003, a 5.7% increase.  The increase is due to higher franchisee retail sales.

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and retail sales at the Company-owned stores.  For the first six months of 2004 and 2003, they were as follows:

	2004	2003
Direct Franchisee Sales	$3,607,600	$4,485,100
Retail	1,309,900	2,546,200
	$4,917,500	$7,031,300

Direct Franchisee Sales revenues decreased $877,500, or 19.6%, for the six months ended June 26, 2004 compared to the same period last year.  This is a result of management’s strategic decision to have more Play It Again Sports® franchisees purchase merchandise directly from vendors and having 23 fewer stores open than one year ago.  Retail store sales decreased $1,236,300, or 48.6%, for the six months ended June 26, 2004 compared to the same period last year.  The revenue decline was primarily due to selling two Company-owned Music Go Round® Stores in the fourth quarter of 2003 and selling three additional Company-owned Music Go Round® Stores in the first quarter of 2004.

Franchise fees increased to $392,700 for the first six months of 2004 compared to $270,000 for the first six months of 2003.  The increase is due to opening nineteen stores in the first six months of 2004 compared to fourteen in the same period of 2003.

Cost of Merchandise Sold

Cost of merchandise sold includes the cost of merchandise sold through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and at Company-owned retail stores.  Direct Franchisee Sales cost of merchandise sold as a percentage of the Direct Franchisee Sales revenue and cost of merchandise sold at Company-owned stores as a percentage of Company-owned retail store revenue, respectively, for the first six months of 2004 and 2003 were as follows:

	2004	2003
Direct Franchisee Sales	95.4%	95.9%
Retail	51.0%	52.9%

The 1.9 percentage point decrease in retail cost of goods sold is primarily due to selling five Company-owned Music Go Round® stores within the last nine months.  Since Music Go Round® stores have a higher cost of goods sold than the other brands of Company-owned stores, the mix of sales by brand and related cost of goods sold has improved.

Selling, General and Administrative

The $588,300, or 8.0%, decrease in selling, general and administrative expenses in the first six months ended June 26, 2004 compared to the first six months of 2003 is primarily due to selling a total of five Company-owned Stores in the fourth quarter of 2003 and first quarter of 2004 and the elimination of related salary and rent expenses, partially offset by start up costs associated with leasing activity.

Loss from Equity Investment

For the six months ended June 26, 2004, the Company recorded a $82,400 loss from our investment in eFrame, LLC.  This represents our pro rata share of eFrame losses for the period.  As of June 26, 2004, the Company owned 27.2% of the outstanding membership interests of eFrame.

Gain on Sale of Marketable Securities

During the first six months of 2004, the Company had a gain on the sale of marketable securities of $173,800 compared to $115,300 in 2003.

Interest and Other Income

During the first six months of 2004, the Company had interest and other income of $103,000 compared to $147,700 of interest and other income in the first six months of 2003.  This decrease reflects a movement in the Company’s investment portfolio to a greater mix of money market securities.

Income Taxes

The provision for income taxes was calculated at an effective rate of 41.1% and 38.3% for the first six months of 2004 and 2003, respectively.  The increase is the result of a state tax liability relating to prior years that was settled during the first quarter of 2004 and a higher amount of non-deductible expenses.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have historically been cash flow from operations and credit agreement borrowings.  The components of the income statement that affect the liquidity of the Company include the following non-cash items: depreciation and amortization, compensation expense related to granting of stock options and deferred gain on sale of building.  The most significant component of the balance sheet that affects liquidity is in the other category under Long-Term Investments.  The Company ended the second quarter of 2004 with $8.6 million in cash and current marketable securities and a current ratio (current assets divided by current liabilities) of 4.2 to 1.0 compared to $6.3 million in cash and marketable securities and a current ratio of 2.9 to 1.0 at the end of the second quarter of 2003.

Ongoing operating activities provided cash of $2.3 million for the first six months of 2004 compared to $2.2 million for the first six months of 2003.  Components of the cash provided by operating assets and liabilities for the first six months of 2004 include a $100,800 decrease in accounts receivable as a result of lower buying group activity, partially offset by an increase in royalties receivable.  Inventory provided cash of $139,000 as a result of a selling three Company-owned Music Go Round® stores.  Deferred franchise fee revenue provided cash of $202,900, mainly due to increased deposits on future store openings.  Prepaid expenses provided cash of $142,900 due to decreases in prepaid conference expenses and prepaid insurance.  Components of cash utilized by operating assets and liabilities include a $386,500 decrease in accounts payable mainly due to a decrease in buying group activity and a $336,700 decrease in accrued liabilities primarily due to lower bonus/profit sharing accruals.

Investing activities used $578,800 of cash during the first six months of 2004 compared to $1.3 million for the same period last year, primarily due to the purchase of investments in both periods, including the Company’s additional $1.5 million equity investment in Tomsten, Inc., the parent company of Archiver’s.

Financing activities provided $1.3 million of cash during the first six months of 2004 compared to using $1.6 million in the first six months of 2003.  The first six months of 2004 consists of amounts received on the exercise of stock options.  The first six months of 2003 included $1.9 million used to repurchase 200,000 shares of Company common stock, offset by $325,200 received from the exercise of stock options.  As of June 26, 2004, the Company has the authorization to repurchase up to an additional 230,272 shares.

As of June 26, 2004, the company had no material outstanding commitments for capital expenditures.

The Company believes that cash generated from future operations and cash and investments on hand, will be adequate to meet the Company’s current obligations and operating needs.  The Company has and intends to continue using a portion of its cash on hand to fund the start up of its leasing operations.

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

Factors That May Affect Future Results

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, our statement that we will have adequate capital to meet our current and contingent obligations and operating needs are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements.

Item 3:   Quantitative and Qualitative Disclosures About Market Risk

Approximately $0.8 million of our investments at June 26, 2004 were invested in fixed income securities and $5.3 million of cash and cash equivalents in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.  A one percent change in interest rates may have a significant impact on the fair value of our fixed income investments.

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

PART II.      OTHER INFORMATION

Items 1 – 3 and 5

Not applicable.

Item 4:   Submission of Matters to a Vote of Security Holders

At the Annual Shareholders meeting held on April 28, 2004, the Company submitted to a vote of security-holders the following matters which received the indicated votes:

1.     Approving setting the number of members of the Board of Directors at seven (7):

For: 4,354,916	Against: 3,605	Abstain: 500	Broker Non-Vote: 0

2.     Election of Directors:

	For:	Withhold:
John L. Morgan	4,351,486	7,535
Stephen M. Briggs	4,356,886	2,135
William D. Dunlap, Jr.	4,339,516	19,505
Jenele C. Grassle	4,349,716	9,305
Kirk A. MacKenzie	4,357,216	1,805
Paul C. Reyelts	4,344,116	14,905
Mark L. Wilson	4,344,116	14,905

3.               Approve 100,000 share increase in shares reserved for issuance under the Stock Option Plan for Non-Employee Directors:

For: 2,452,878	Against: 206,152	Abstain: 770	Broker Non-Vote: 1,699,221

4.               Ratifying the appointment of KPMG LLP as independent auditors for the current fiscal year:

For: 4,339,953	Against: 18,335	Abstain: 733	Broker Non-Vote: 0

5.               In their discretion, upon such other business as may properly come before the meeting or any adjournment thereof:

For: 4,186,445	Against: 65,576	Abstain: 107,000	Broker Non-Vote: 0

Item 6:   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 31.1 –	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –	Certification of Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 –	Certification of Chief Financial Officer and Treasurer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

On April 14, 2004, the Company filed an 8-K dated April 13, 2004 furnishing its first quarter 2004 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINMARK CORPORATION

Date: August 6, 2004	By:	/s/	John L. Morgan
John L. Morgan
Chairman of the Board and
Chief Executive Officer

Date: August 6, 2004	By:	/s/	Brett D. Heffes
Brett D. Heffes
Chief Financial Officer and
Treasurer

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED JUNE 26, 2004

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