Form 10-Q
period 2004-09-25
WINMARK CORP
filed 2004-11-09
CIK 908315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 25, 2004

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

Common stock, no par value, 5,964,796 shares outstanding as of November 3, 2004

WINMARK CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONDENSED BALANCE SHEETS: September 25, 2004 and December 27, 2003

CONDENSED STATEMENTS OF OPERATIONS: Three Months Ended September 25, 2004 and September 27, 2003 Nine Months Ended September 25, 2004 and September 27, 2003

CONDENSED STATEMENTS OF CASH FLOWS: Nine Months Ended September 25, 2004 and September 27, 2003

NOTES TO CONDENSED FINANCIAL STATEMENTS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Items 1 through 5 have been omitted since all items are inapplicable or answers negative.

Item 6.	Exhibits and Reports on Form 8-K

PART I.                            FINANCIAL INFORMATION

Item 1.           Financial Statements

WINMARK CORPORATION

CONDENSED BALANCE SHEETS

(unaudited)

	September 25, 2004	December 27, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$8,179,500	$4,153,300
Marketable securities	1,431,900	2,343,500
Receivables, less allowance for doubtful accounts of $246,200 and $291,200	2,113,400	2,341,300
Inventories	407,300	528,600
Prepaid expenses and other	306,000	305,800
Deferred income taxes	602,100	602,100
Total current assets	13,040,200	10,274,600

Net investment in leasing operations	634,700	—
Long-term investments and marketable securities	9,004,800	7,783,800
Long-term notes receivables, net	40,000	62,400
Property and equipment, net	300,100	202,200
Other assets, net	640,400	602,600
Deferred income taxes	233,800	233,800
	$23,894,000	$19,159,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,369,500	$1,491,400
Accrued liabilities	1,201,200	1,544,500
Current deferred revenue	682,700	604,400
Total current liabilities	3,253,400	3,640,300

Long-term deferred revenue	205,800	113,900

Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 5,948,657 and 5,671,596 shares issued and outstanding	5,044,200	2,996,300
Other comprehensive income	24,300	144,500
Retained earnings	15,366,300	12,264,400

Total shareholders’ equity	20,434,800	15,405,200
	$23,894,000	$19,159,400

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
REVENUE:
Royalties	$4,087,000	$3,946,200	$12,719,700	$12,116,800
Merchandise sales	1,996,600	3,570,400	6,914,100	10,601,700
Franchise fees	300,900	300,300	693,600	570,300
Other	151,400	150,900	432,700	461,700
Total revenue	6,535,900	7,967,800	20,760,100	23,750,500

COST OF MERCHANDISE SOLD	1,615,800	2,799,000	5,724,500	8,447,800

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,237,900	3,402,800	10,002,900	10,756,100

Income from operations	1,682,200	1,766,000	5,032,700	4,546,600

LOSS FROM EQUITY INVESTMENT	(40,700)	(64,100)	(123,100)	(64,100)

GAIN ON SALE OF MARKETABLE SECURITIES	—	38,000	173,800	153,300

INTEREST AND OTHER INCOME	50,600	70,100	153,600	217,800

Income before income taxes	1,692,100	1,810,000	5,237,000	4,853,600

PROVISION FOR INCOME TAXES	(676,800)	(705,900)	(2,135,100)	(1,870,900)

NET INCOME	$1,015,300	$1,104,100	$3,101,900	$2,982,700

EARNINGS PER SHARE – BASIC	$.17	$.20	$.53	$.53

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	5,942,139	5,650,096	5,841,486	5,662,762

EARNINGS PER SHARE – DILUTED	$.15	$.17	$.48	$.48

WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	6,564,937	6,359,966	6,476,050	6,269,001

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 25, 2004	September 27, 2003
OPERATING ACTIVITIES:
Net income	$3,101,900	$2,982,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,800	166,300
Compensation expense related to granting of stock options	263,800	141,600
Gain on sale of marketable securities	(173,800)	(153,300)
Deferred gain on building sale	(90,100)	(137,400)
Tax benefit on exercised options	336,600	321,600
Change in operating assets and liabilities:
Receivables	250,300	207,900
Inventories	121,300	93,600
Prepaid expenses and other	(200)	371,600
Deferred income taxes	—	34,900
Accounts payable	(121,900)	(49,800)
Accrued liabilities	(271,500)	(369,700)
Deferred revenue	260,300	197,800
Net cash provided by operating activities	3,765,500	3,807,800

INVESTING ACTIVITIES:
Purchase of marketable securities and investments, net of proceeds	(327,600)	(4,133,300)
Purchase of property and equipment, net	(199,000)	(52,200)
Additions to other assets	(39,900)	(45,700)
Proceeds from sale of property and equipment	14,400	—
Net investment in leasing operations	(634,700)	—
Net cash used for investing activities	(1,186,800)	(4,231,200)

FINANCING ACTIVITIES:
Repurchase of common stock	(5,000)	(1,875,000)
Proceeds from stock option exercises	1,452,500	575,300
Net cash provided by (used for) financing activities	1,447,500	(1,299,700)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,026,200	(1,723,100)
Cash and cash equivalents, beginning of period	4,153,300	4,730,000
Cash and cash equivalents, end of period	$8,179,500	$3,006,900

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for income taxes	$1,917,000	$1,001,000

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.              Management’s Interim Financial Statement Representation:

The accompanying condensed financial statements have been prepared by Winmark Corporation and subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information in the condensed financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

Revenues and operating results for the three month period and nine month period ended September 25, 2004 are not necessarily indicative of the results to be expected for the full year.

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

On July 1, 2003, the Company made a $1 million equity investment in eFrame, LLC (“eFrame”).  On November 21, 2003, the Company made an additional $500,000 investment in eFrame.  Based in Omaha, Nebraska, eFrame provides out-sourced information technology services to customers that lower their costs and increase their operating efficiencies.  The investment represents 27.2% of the outstanding units of membership interests in eFrame.  The investment is recorded using the equity method of accounting, whereby the Company’s share of income or loss is included in the statement of operations and increase or decrease the carrying value of the investment.  During the third quarter and first nine months of 2004, the Company recorded a $40,700 and $123,100 loss, respectively, on the investment.

Net Investment in Leasing Operations

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

Comprehensive income and the components of other comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net income	$1,015,300	$1,104,100	$3,101,900	$2,982,700
Other comprehensive income (loss)	22,800	(38,500)	(120,200)	46,400
Total comprehensive income	$1,038,100	$1,065,600	$2,981,700	$3,029,100

Accounting for Stock-Based Compensation

The Company adopted in 2002 the fair value method recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement No. 123) using the prospective method as provided by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Historically, the Company had applied the intrinsic value method permitted under Statement 123, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for our stock-based compensation plans.  Accordingly, no compensation cost has been recognized for our stock option plans prior to 2002.  Compensation expense of $91,600 and $263,800 relating to the vested portion of the fair value of stock options granted subsequent to adoption of the fair value method has been expensed to “Selling, General and Administration Expenses” in the three months and nine months ended September 25, 2004, respectively.

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

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net income as reported	$1,015,300	$1,104,100	$3,101,900	$2,982,700
Add: stock-based employee compensation expenses included in reported net income, net of related tax effects.	57,300	24,300	165,100	88,900
Deduct: total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects.	(104,900)	(217,100)	(307,900)	(667,300)
Pro forma net income	$967,700	$911,300	$2,959,100	$2,404,300

Net income per common share:
Basic – as reported	$.17	$.20	$.53	$.53
Basic – pro forma	$.16	$.16	$.51	$.42
Diluted – as reported	$.15	$.17	$.48	$.48
Diluted – pro forma	$.15	$.14	$.46	$.38

In accordance with SFAS 123, the fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2004	$10.88	3.97%	5	46.1%	none
2003	10.12	3.76	7	49.7	none
2002	5.86 / 5.91	3.59 / 3.63	7	55.2 / 55.0	none

As of September 25, 2004, the Company had a total of 947,890 stock options and warrants outstanding with an average price of $7.69, of which 536,640 were exercisable as of September 25, 2004.

Reclassification

Certain amounts in the September 27, 2003 financial statements have been reclassified to conform with the September 25, 2004 presentation.  These reclassifications have no effect on net income or shareholders’ equity as previously reported.

2.              Organization and Business:

The Company offers licenses to operate retail stores using the service marks Play it Again Sports®, Once Upon A Child®, Music Go Round® and Plato’s Closet®.  In addition, the Company sells inventory to its Play It Again Sports® franchisees through its buying group and operates retail stores.  The Company has a 52/53-week year which ends on the last Saturday in December.  In the second quarter of 2004, the Company commenced an equipment leasing operation.

3.              Earnings Per Share:

The Company calculates earnings per share in accordance with SFAS No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Earnings Per Share - Basic.  The Company calculates Earnings Per Share - Diluted by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method.  The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of 622,798 and 709,870 stock options and warrants for the three months ended and 634,564 and 606,239 for the nine months ended September 25, 2004 and September 27, 2003, respectively.

4.     Other Commitments and Contingencies:

In addition to the operating lease obligations disclosed in footnote 10 of the Company’s Form 10-K for the year ended December 27, 2003, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed.  These leases have various expiration dates through 2006.  The Company believes it has adequate reserves for any future liability.

5.              Subsequent Events:

On September 30, 2004, Winmark Corporation established a 364-day $15.0 million line of credit with LaSalle Bank National Association.  The line of credit will be used for financing growth in the Company’s leasing business and for general corporate purposes.  The Company has not yet drawn any funds from the line of credit.

On October 8, 2004, the Company agreed to make a $2.0 million equity investment in Commercial Credit Group, Inc., a newly formed equipment leasing company specializing in construction, transportation and waste management equipment.  At closing, the Company paid $1.5 million for approximately 26.5% of the outstanding equity of Commercial Credit Group.  The Company will make the remaining $500,000 of such investment within 24 months and, at such time, will own approximately 28% of the outstanding equity of Commercial Credit Group.

On October 13, 2004, Winmark Corporation made a commitment to lend $2.0 million to BridgeFunds Limited at an annual rate of 12% pursuant to several senior subordinated promissory notes.  BridgeFunds Limited advances funds to claimants involved in civil litigation to cover litigation expenses.  The proceeds of the loans will be used to fund these advances.  On October 13, 2004, Winmark Corporation funded $500,000 of such $2.0 million commitment; BridgeFunds can draw down the remaining $1.5 million when they meet specific business milestones.  In addition, Winmark Corporation has received a warrant to purchase 20% of the equity of BridgeFunds on a fully diluted basis.

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Overview

As of September 25, 2004, we had 787 franchised retail stores operating under the following brands:  Play it Again Sports®, Once Upon a Child®, Plato’s Closet® and Music Go Round®.  Management tracks closely the following criteria to evaluate current business operations and future prospects: royalties, franchise fees, leasing activity, selling, general and administrative expenses, franchise store openings and closings and franchise renewals.

Our most profitable sources of revenue are royalties earned from our franchise partners and franchise fees for new store openings and transfers.

	Nine Months Ended
	September 25, 2004	September 27, 2003
Royalties	$12,719,700	$12,116,800
Franchise fees	$693,600	$570,300

During the first nine months of 2004, our royalties increased $602,900 or 5.0% compared to the first nine months of 2003.  This was partly due to a strengthening economic environment.  Franchise fees grew 21.6% compared to the same period last year and primarily reflect new store openings in all brands.  To date, revenue generated from the Company’s leasing activities has been immaterial to the Company’s financial results.

Management monitors several non-financial factors in evaluating the current business operations and future prospects including franchise store openings and closings and franchise renewals.  The following is a summary of our franchising store activity for the nine months ended September 25, 2004:

					NINE MONTHS ENDED 9/25/04
	TOTAL 12/27/03	OPENED/ PURCHASED	CLOSED/ SOLD	TOTAL 9/25/04	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Play It Again Sports®
Franchised Stores - US and Canada	427	6	(20)	413	32	26

Once Upon A Child®
Franchised Stores - US and Canada	211	5	(7)	209	32	32

Plato’s Closet®
Franchised Stores	106	18	(1)	123	0	0

Music Go Round®
Franchised Stores	40	4	(2)	42	0	0

Total	784	33	(30)	787	64	58

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the nine months ended September 25, 2004, the Company renewed 58 franchise agreements of the 64 franchise agreements that were available for renewal.

The profitability of our business is dependent in part on management’s ability to control selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, rent and administrative costs.  Selling, general and administrative expenses decreased during the first nine months of 2004 primarily due to selling a total of five Company-owned stores in the fourth quarter of 2003 and the first quarter of 2004 and the elimination of related salary and rent expenses, partially offset by start-up costs associated with leasing activity.

	Nine Months Ended
	September 25, 2004	September 27, 2003
Selling, general and administrative expenses	$10,002,900	$10,756,100

Our ability to grow our profits is dependent on our ability to effectively support our franchise partners to produce higher revenues, open new stores, realize opportunities relating to leasing activities of Winmark Business Solutions and Winmark Capital Corporation while controlling our selling, general and administrative expenses.

Results of Operations

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Revenue:
Royalties	62.5%	49.5%	61.3%	51.0%
Merchandise sales	30.6	44.8	33.3	44.6
Franchise fees	4.6	3.8	3.3	2.4
Other	2.3	1.9	2.1	2.0
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of merchandise sold	24.7	35.1	27.6	35.6
Selling, general and administrative expenses	49.6	42.7	48.2	45.3
Income from operations	25.7	22.2	24.2	19.1
Loss from equity investment	(0.6)	(0.8)	(0.6)	(0.3)
Gain on sale of marketable securities	0.0	0.4	0.9	0.7
Interest and other income	0.8	0.9	0.7	0.9
Income before income taxes	25.9	22.7	25.2	20.4
Provision for income taxes	(10.4)	(8.9)	(10.3)	(7.9)
Net income	15.5%	13.8%	14.9%	12.5%

Comparison of Three Months Ended September 25, 2004 to
Three Months Ended September 27, 2003

Revenues

Revenues for the quarter ended September 25, 2004 totaled $6.5 million compared to $8.0 million for the comparable period in 2003, a decrease of 18.0%.

Royalties increased to $4.1 million for the third quarter of 2004 from $3.9 million for the same period in 2003, a 3.6% increase.  The increase is primarily due to higher franchisee retail sales.

Merchandise sales include the sale of product to franchisees either through the Play it Again Sports® buying group or through our Computer Support Center (“Direct Franchisee Sales”) and retail sales at the Company-owned stores.  For the third quarter of 2004 and 2003, they were as follows:

	2004	2003
Direct Franchisee Sales	$1,367,300	$2,142,600
Retail Sales	629,300	1,427,800
	$1,996,600	$3,570,400

Direct Franchisee Sales revenues decreased $775,300, or 36.2%, for the quarter ended September 25, 2004 compared to the third quarter last year.  This is a result of management’s strategic decision to have Play it Again Sports® franchisees purchase merchandise directly from vendors and having 24 fewer Play it Again Sports®  stores open than one year ago.  The Play It Again Sports® buying group has not historically contributed significantly to the Company’s net income.  Retail store sales decreased $798,500 or 55.9%, for the quarter ended September 25, 2004 compared to the third quarter last year.  The revenue decline was primarily due to selling two Company-owned Music Go Round® Stores in the fourth quarter of 2003 and selling three additional Company-owned Music Go Round® Stores in the first quarter of 2004.

Cost of Merchandise Sold

Cost of merchandise sold includes the cost of merchandise sold through the Play it Again Sports®  buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and at Company-owned retail stores.  Direct Franchisee Sales cost of merchandise sold as a percentage of the Direct Franchisee Sales revenue and cost of merchandise sold at Company-owned stores as a percentage of Company-owned store retail revenue, respectively, for the third quarter of 2004 and 2003 were as follows:

	2004	2003
Direct Franchisee Sales	95.7%	96.6%
Retail	48.8%	51.0%

The 2.2 percentage point decrease in retail cost of goods sold is primarily due to selling five Company-owned Music Go Round® stores within the last year.  Since Music Go Round® stores have a higher cost of goods sold than the other brands of Company-owned stores, the mix of sales by brand and related cost of goods sold has improved.

Selling, General and Administrative

The $164,900, or 4.8%, decrease in selling, general and administrative expenses in the quarter ended September 25, 2004 compared to the third quarter of 2003 is primarily due to selling a total of five Company-owned Stores in the fourth quarter of 2003 and first quarter of 2004 and the elimination of related salary and rent expenses, partially offset by start up costs associated with leasing activity.

Loss from Equity Investment

During the third quarter of 2004, the Company recorded a $40,700 loss from our investment in eFrame.  This represents our pro rata share of eFrame losses for the period.  As of September 25, 2004, the Company owned 27.2% of the outstanding membership interests of eFrame.

Gain on Sale of Marketable Securities

During the third quarter of 2004, the Company had a no gain or loss on the sale of marketable securities compared to a $38,800 gain in 2003.

Interest and Other Income

During the third quarter of 2004, the Company had interest and other income of $50,600 compared to $70,100 of interest and other income in the third quarter of 2003.  This decrease reflects a movement in the Company’s investment portfolio to a greater mix of lower interest earning investments such as money market securities.

Income Taxes

The provision for income taxes was calculated at an effective rate of 40.0% and 39.0% for the third quarter of 2004 and 2003, respectively.  The higher effective tax rate in 2004 compared to 2003 reflects a change in estimate of the effective annual rate for 2004 and a higher amount of non-deductible expenses.

Comparison of Nine Months Ended September 25, 2004 to
Nine Months Ended September 27, 2003

Revenues

Revenues for the nine months ended September 25, 2004 were $20.8 million compared to $23.8 million for the comparable period in 2003, a decrease of 12.6%.

Royalties increased to $12.7 million for the first nine months of 2004 from $12.1 million for the same period of 2003, a 5.0% increase.  The increase is due to higher franchisee retail sales.

Merchandise sales include the sale of product to franchisees either through the Play it Again Sports® buying group or through our Computer Support Center (“Direct Franchisee Sales”) and retail sales at the Company-owned stores.  For the first nine months of 2004 and 2003, they were as follows:

	2004	2003
Direct Franchisee Sales	$4,975,000	$6,627,700
Retail Sales	1,939,100	3,974,000
	$6,914,100	$10,601,700

Direct Franchisee Sales revenues decreased $1,652,700, or 24.9%, for the nine months ended September 25, 2004 compared to the same period last year.  This is a result of management’s strategic decision to have more Play it Again Sports®  franchisees purchase merchandise directly from vendors and having 24 fewer stores open than one year ago.  Retail store sales decreased $2,034,900, or 51.2%, for the nine months ended September 25, 2004 compared to the same period last year.  The revenue decline was primarily due to selling two Company-owned Music Go Round® Stores in the fourth quarter of 2003 and selling three additional Company-owned Music Go Round® Stores in the first quarter of 2004.

Franchise fees increased to $693,600 for the first nine months of 2004 compared to $570,300 for the first nine months of 2003.  The increase is due to opening thirty-three stores in the first nine months of 2004 compared to twenty-nine in the same period of 2003.

Cost of Merchandise Sold

Cost of merchandise sold includes the cost of merchandise sold through the Play it Again Sports®  buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and at Company-owned retail stores.  Direct Franchisee Sales cost of merchandise sold as a percentage of the Direct Franchisee Sales revenue and cost of merchandise sold at Company-owned stores as a percentage of Company-owned retail store revenue, respectively, for the first nine months of 2004 and 2003 were as follows:

	2004	2003
Direct Franchisee Sales	95.5%	96.1%
Retail	50.3%	52.2%

The 1.9 percentage point decrease in retail cost of goods sold is primarily due to selling five Company-owned Music Go Round® stores within the last year.  Since Music Go Round® stores have a higher cost of goods sold than the other brands of Company-owned stores, the mix of sales by brand and related cost of goods sold has improved.

Selling, General and Administrative

The $753,200, or 7.0%, decrease in selling, general and administrative expenses in the first nine months ended September 25, 2004 compared to the first nine months of 2003 is primarily due to selling a total of five Company-owned Stores in the fourth quarter of 2003 and first quarter of 2004 and the elimination of related salary and rent expenses, partially offset by start up costs associated with leasing activity.

Loss from Equity Investment

For the nine months ended September 25, 2004, the Company recorded a $123,100 loss from our investment in eFrame, LLC.  This represents our pro rata share of eFrame losses for the period.  As of September 25, 2004, the Company owned 27.2% of the outstanding membership interests of eFrame.

Gain on Sale of Marketable Securities

During the first nine months of 2004, the Company had a gain on the sale of marketable securities of $173,800 compared to $153,300 in 2003.

Interest and Other Income

During the first nine months of 2004, the Company had interest and other income of $153,600 compared to $217,800 of interest and other income in the first nine months of 2003.  This decrease reflects a movement in the Company’s investment portfolio to a greater mix of lower interest earning investments such as money market securities.

Income Taxes

The provision for income taxes was calculated at an effective rate of 40.8% and 38.5% for the first nine months of 2004 and 2003, respectively.  The increase is the result of a state tax liability relating to prior years that was settled during the first quarter of 2004 and a higher amount of non-deductible expenses.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have historically been cash flow from operations and credit agreement borrowings.  The components of the income statement that affect the liquidity of the Company include the following non-cash items: depreciation and amortization, compensation expense related to granting of stock options and deferred gain on sale of building.  The most significant component of the balance sheet that affects liquidity is in the other category under Long-Term Investments.  The Company ended the third quarter of 2004 with $9.6 million in cash and current marketable securities and a current ratio (current assets divided by current liabilities) of 4.0 to 1.0 compared to $5.2 million in cash and marketable securities and a current ratio of 2.4 to 1.0 at the end of the third quarter of 2003.

Ongoing operating activities provided cash of $3.8 million for the first nine months of 2004 and 2003.  Components of the cash provided by operating assets and liabilities for the first nine months of 2004 include a $250,300 decrease in accounts receivable as a result of lower buying group activity.  Inventory provided cash of $121,300 as a result of a selling three Company-owned Music Go Round® stores.  Deferred franchise fee revenue provided cash of $260,300, mainly due to increased deposits on future store openings. Components of cash utilized by operating assets and liabilities include a $121,900 decrease in accounts payable mainly due to a decrease in buying group activity and a $271,500 decrease in accrued liabilities primarily due to lower bonus/profit sharing and salary accruals compared with year-end 2003.

Investing activities used $1.2 million of cash during the first nine months of 2004 compared to $4.2 million for the same period last year, primarily due to the purchase of investments in both periods, including the Company’s additional $1.5 million equity investment in Tomsten, Inc., the parent company of Archiver’s.

Financing activities provided $1.4 million of cash during the first nine months of 2004 compared to using $1.3 million in the first nine months of 2003.  The first nine months of 2004 consists of amounts received on the exercise of stock options.  The first nine months of 2003 included $1.9 million used to repurchase 200,000 shares of Company common stock, offset by $575,300 received from the exercise of stock options.  As of September 25, 2004, the Company has the authorization to repurchase up to an additional 230,023 shares.

As of September 25, 2004, the company had no material outstanding commitments for capital expenditures.

The Company believes that cash generated from future operations and cash and investments on hand, will be adequate to meet the Company’s current obligations including the investments in Commercial Credit Group, Inc. and BridgeFunds Limited, and operating needs.  The Company has and intends to continue using a portion of its cash on hand as well as its bank line of credit to fund the start up of its leasing operations.

Critical Accounting Policies

We prepare the consolidated financial statements of Winmark Corporation and subsidiaries in conformity with accounting principles generally accepted in the United States of America.  As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based on information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.  There can be no assurance that actual results will not differ from these estimates.  The following critical accounting policies that we believe are most important to aid in fully understanding and evaluating our reported financial results include the following:

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

Item 3:          Quantitative and Qualitative Disclosures About Market Risk

Approximately $0.8 million of our investments at September 25, 2004 were invested in fixed income securities and $6.6 million of cash and cash equivalents in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.  A one percent change in interest rates may have a significant impact on the fair value of our fixed income investments.

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

PART II.                        OTHER INFORMATION

Items 1 – 5:

Not applicable.

Item 6:   Exhibits

Exhibits

See Exhibit Index following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINMARK CORPORATION

Date: November 9, 2004	By:	/s/ John L. Morgan
John L. Morgan
Chairman of the Board and Chief Executive Officer

Date: November 9, 2004	By:	/s/ Brett D. Heffes
Brett D. Heffes
Chief Financial Officer and Treasurer

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 25, 2004

Exhibit No.	Description

Exhibit 10.1 –	Credit Agreement with LaSalle Bank National Association dated September 30, 2004

Exhibit 10.2 –	Stock Purchase Agreement with Commercial Credit Group, Inc. dated September 22, 2004

Exhibit 10.3 –	Securities Purchase Agreement with BridgeFunds Limited dated October 13, 2004

Exhibit 31.1 –	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 –	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 –	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 –	Certification of Chief Financial Officer and Treasurer under Section 906 of the Sarbanes-Oxley Act of 2002