Form 10-K
period 2004-12-25
WINMARK CORP
filed 2005-03-16
CIK 908315

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 of

the Securities Exchange Act of 1934

For the fiscal year ended December 25, 2004	Commission File Number: 000-22012

WINMARK CORPORATION

(Exact name of Registrant as specified in its charter)

Minnesota	41-1622691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4200 Dahlberg Drive, Suite 100, Minneapolis, MN 55422-4837
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number:  (763) 520-8500

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

Yes  ☐                   No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of such stock as of the last business day of Registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Market, was $41,147,162.

Shares of no par value Common Stock outstanding as of March 9, 2005: 5,964,547 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 4, 2005 have been incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

WINMARK CORPORATION AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES

PART I

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

We also operate a middle-market equipment leasing business through Winmark Capital Corporation and a small-ticket equipment leasing business through Winmark Business Solutions, Inc.  Our middle-market leasing business serves large and medium-sized businesses and focuses on equipment which generally has a cost of more than $250,000.  Our small-ticket leasing business serves small and medium-sized businesses and focuses on equipment which generally has a cost of $5,000 to $250,000.  We generate equipment leases primarily through business alliances, vendors of equipment and directly from customers.

Our significant assets are located within the United States, and we generate all revenues from United States operations other than 2004 franchising revenues from Canadian operations of approximately $1.8 million.  The Company was incorporated in Minnesota in 1988.

Franchise Operations

Our four store brands with their fiscal year 2004 system-wide sales, defined as revenues generated by all franchised and Company owned stores, are summarized as follows:

Play It Again Sports® - $243 million.

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

Once Upon A Child® - $95 million.

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

Plato’s Closet® - $62 million.

We began franchising the Plato’s Closet® brand in 1999.  Plato’s Closet® stores sell and buy used and new clothing and accessories geared toward the teenage and young adult market.  Customers also have the opportunity to sell their used items to a Plato’s Closet® store when outgrown and to purchase quality used clothing and accessories at prices lower than new merchandise.

Music Go Round® - $28 million.

We began franchising the Music Go Round® brand in 1994.  Music Go Round® stores sell, buy, trade and consign used and new musical instruments, speakers, amplifiers, music-related electronics and related accessories for parents of children who play musical instruments, as well as professional and amateur musicians.

Following is a summary of our franchising and corporate store activity for the fiscal year ended December 25, 2004:

	TOTAL 12/27/03	OPENED/ PURCHASED	CLOSED/ SOLD	TOTAL 12/25/04
Play It Again Sports®
Franchised Stores - US and Canada	427	12	(27)	412

Once Upon A Child®
Franchised Stores - US and Canada	211	7	(10)	208
Company Owned	1	0	0	1

Plato’s Closet®
Franchised Stores	106	23	(1)	128
Company Owned	1	0	0	1

Music Go Round®
Franchised Stores	40	4	(3)	41
Company Owned	4	0	(3)	1
Total	790	46	(44)	792

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

We have developed value-oriented retail brands based on a mix of used and new merchandise.  We franchise rights to franchisees who open franchised stores under such brands.  The key elements of our franchise strategy include: (i) franchising the rights to operate retail stores offering value-oriented merchandise; (ii) attracting new, qualified franchisees; and (iii) providing initial and continuing support to franchisees.  The Company has and intends to reinvest operating cash flow generated from its business into: (i) supporting the current franchise system: (ii) making investments in infrastructure to support our corporate needs; and (iii) pursuing new business opportunities such as Winmark Business Solutions, Winmark Capital Corporation and business opportunities.

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

Attracting Franchisees

Our franchise marketing program seeks to attract prospective franchisees with experience in management and operations and an interest in being the owner and operator of their own business.  We seek franchisees who: (i) have a sufficient net worth, (ii) have prior business experience, and (iii) intend to be integrally involved with the management of the store.  At December 25, 2004, we had 30 franchise agreements for stores that are expected to open in 2005.

We began franchising in Canada in 1991 and, as of December 25, 2004, had 70 franchised stores open in Canada.  The Canadian stores are operated by franchisees under agreements substantially similar to those used in the United States.

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

We provide centralized buying services including credit and billing for the Play It Again Sports® franchisees.  Upon credit approval, Play It Again Sports® franchisees may order through the buying group, in which case, product is drop-shipped directly to the store by the vendor.  We are invoiced by the vendor, and in turn, we invoice the franchisee adding a 4% service fee to cover our costs of operating the buying group.  Our Play It Again Sports® franchise system uses several major vendors including Keys Fitness, Horizon Fitness, Easton Sporting Goods, The Hockey Company and Bauer® Nike Hockey.   The loss of any of the above vendors would change the vendor mix, but not significantly change our product offered.

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

Winmark Business Solutions

We established Winmark Business Solutions to provide business support services to franchisees and other small businesses.  Overall, the web site (www.wbsonline.com) provides business solutions for small businesses.  The web site (i) aggregates the purchasing power of small businesses, including our franchisees, which allows us to more effectively negotiate arrangements for products and services critical to most small businesses; (ii) provides an easy point of contact between vendors and small businesses; (iii) provides small business owners information and tools that will help them be successful at every stage of their small business; and (iv) provides equipment leasing options for small businesses.

We have established preferred provider relationships with high quality vendors that provide small business a host of critical services.  Included in the array of services available through www.wbsonline.com are accounting, tax and payroll services, copying and printing services, purchase of office supplies, credit card processing, loss prevention, business insurance, computer/POS equipment, and more.  A small business becomes a member of Winmark Business Solutions by registration, which is free.

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

Each franchisee must execute our franchise agreement and pay an initial franchise fee.  At December 25, 2004, the franchise fee for all brands was $20,000 for an initial store in the U.S. and $26,500CAD for an initial store in Canada.  Once a franchisee opens its initial store, it can open additional stores, in any brand, by paying a $15,000 franchise fee for a store in the U.S. and $20,000CAD for a store in Canada, provided an acceptable territory is available and the franchisee meets minimum standards.  Typically, the franchisee’s initial store is open for business within 270 days from the date the franchise agreement is signed.  The franchise agreement has an initial term of 10 years, with subsequent 10-year renewal periods, and grants the franchisee an exclusive geographic area, which will vary in size depending upon population, demographics and other factors.  A renewal fee equal to $5,000 is payable to us as part of any franchise renewal.  As an incentive, we generally refund the renewal fee if a franchisee modernizes its store to meet our standards.  Under current franchise agreements, franchisees of the respective brands are required to pay us weekly continuing fees (royalties) equal to the following percentage of gross sales: Play It Again Sports® - 5%, Once Upon A Child® - 5%, Plato’s Closet® - 4% and Music Go Round® - 3%.  Upon completion of the initial 10-year term, Play It Again Sports® and Once Upon A Child® royalties are adjusted to 4%.  Play It Again Sports® franchisees opening their second or additional store pay us a 4% royalty for that store.

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

In 2004, 37 Play It Again Sports® franchise agreements expired.  Of those franchise relationships, 34 were “renewed” with the signing of a new 10-year franchise agreement.  In 2005, 2006 and 2007, 27, 11 and 21 Play It Again Sports® franchise agreements will expire, respectively.  We believe that renewing a significant number of these franchise relationships is important to the success of this franchise system.

In 2004, 38 Once Upon A Child® franchise agreements expired.  Of those franchise relationships, 37 were “renewed” with the signing of a new 10-year franchise agreement.  In 2005, 2006 and 2007, 16, 16 and 14 Once Upon A Child® franchise agreements will expire, respectively.  We believe that renewing a significant number of these franchise relationships is important to the success of the Company.

In 2005, 2006, and 2007, 3, 10, and 9 Music Go Round® franchise agreements will expire, respectively.  We believe that renewing a significant number of these franchise relationships is important to the success of the Company.

None of our Plato’s Closet® franchise agreements will expire in 2005.

Acquisitions and Dispositions

In August 2000, we sold substantially all the assets related to the Computer Renaissance franchising and retailing operations to Hollis Technologies, LLC.

Equipment Leasing Operations

Equipment Leasing Overview

We are engaged in the business of providing non-cancelable leases for high-technology and business-essential equipment to both larger organizations and smaller, growing companies.  We started our equipment leasing operations in April of 2004, and we are currently in the early stages of building our equipment leasing operations.  As a result, much of the information in this section relates to how we intend to conduct leasing operations in the future and is not historical in nature.

We operate our middle-market leasing operation through Winmark Capital Corporation, a wholly owned subsidiary of the Company.  We operate our small-ticket leasing operation through Winmark Business Solutions, Inc., a wholly owned subsidiary of the Company.  We incorporated both of the corporations on April 2, 2004.  Our lease products are marketed nationally through our principal office in Golden Valley, Minnesota.  To differentiate ourselves from our competitors in the leasing industry, we offer innovative lease products and concentrate on building long-term, relationship-based associations with our customers and business alliances.

Our middle-market operation focuses primarily on our LeaseManagerTM product.  Middle-market transactions generally have terms from two to five years and are with large organizations (generally businesses with revenue of $50,000,000 or more).  Such transactions are generally larger then $250,000 and, cover high-technology equipment, including computers, telecommunications equipment, point-of-sale systems and other business-essential equipment.  The leases are flexible in structure to accommodate equipment additions and upgrades to meet customers’ changing needs.  LeaseManagerTM leases are retained in our portfolio.

In our small-ticket operations, we serve small, growing businesses.  Small-ticket leases are typically less than $250,000, have lease terms of between two and five years and cover business essential assets, including computers, telecommunications equipment, car wash equipment, production equipment and other equipment.  Small-ticket leases are marketed under the trade name Winmark Equipment Leasing.

We have also developed a lease product designed to meet the needs of the large corporations with influence over multiple business entities, such as franchisors.  By being able to provide solutions for an entire enterprise, we fulfill a different role than most middle-market leasing companies and small-ticket leasing companies.

We also service the construction equipment market through Commercial Credit Group, Inc.  Our investment in Commercial Credit Group allows us to enter a segment of the equipment leasing industry in which we would otherwise not participate.  Commercial Credit Group leases industrial and commercial equipment including cranes, loaders, over-the-road trailers, garbage trucks, graders and other construction equipment commonly known as “yellow iron.”  We own 21.5% of the outstanding stock of Commercial Credit Group and have a seat on the Board of Directors.

Industry

The high-technology equipment industry has been characterized by rapid and continuous advancements permitting broadened user applications and reductions in processing costs.  The introduction of new equipment generally does not cause existing equipment to become obsolete but usually does cause the market value of existing equipment to decrease to reflect the improved performance per dollar cost of the new equipment.  Users frequently replace equipment as their existing equipment becomes inappropriate for their needs or as increased data processing capacity is required, creating a sizable secondary market in used equipment.

Generally, high-technology equipment, such as data processing equipment, does not suffer from material physical deterioration if properly maintained.  Our leased equipment is kept under continual maintenance obtained directly from the manufacturer or, in some cases, other service organizations.  The economic life and residual value of data processing equipment is subject to, among other things, the development of technological improvements and changes in sale and lease terms initiated by the manufacturer.

Business Strategy

Our business strategy allows us to differentiate ourselves from our competitors in the leasing industry.  Key elements of this strategy include:

•                  Relationship Focus.   We maintain a focused, long-term, customer-service approach to our business.  In our small-ticket segment, we establish relationships with companies that control or have influence over multiple smaller businesses such as franchisors, equipment vendors and associations.

•                  Full Service Strategy.  We can service the equipment leasing needs of large organizations through our middle-market operations and small organizations through our small-ticket operations.  Our enterprise-wide capabilities allows us to service the needs of a large company and its many small business affiliates.  In addition, we can provide a leasing solution for construction equipment through Commercial Credit Group, Inc., of which we own 21.5%.

•                  Asset Ownership.  We typically retain ownership of our leases and the underlying equipment.

Leasing and Sales Activities

We market our leasing services directly to end-users and indirectly through business alliances, and through vendors of equipment, software, value-added services and consulting services.  Our sales representatives attend trade shows and directly market to customers and prospects by telephone canvassing.  We may also advertise in magazines or other periodicals in targeted industries.

We generally lease high-technology and other business-essential equipment for terms ranging from two to five years.  Our standard lease agreements, entered into with each customer, are noncancelable “net” leases which contain “hell-or-high water” provisions under which the customer, upon acceptance of the equipment, must make all lease payments regardless of any defects in the equipment, and which require the customer to maintain and service the equipment, insure the equipment against casualty loss and pay all property, sales and other taxes related to the equipment.  We typically retain ownership of the equipment we lease and, in the event of default by the customer, we or the financial institution to whom the lease has been assigned may declare the customer in default, accelerate all lease payments due under the lease and pursue other available remedies, including repossession of the equipment.  Upon completion of the initial term of the lease, depending on the structure of the lease, the customer may: (1) return the equipment to us: (2) renew the lease for an additional term; or (3) purchase the equipment.  If the equipment is returned to us, it will be either re-leased to another customer or sold into the secondary-user marketplace.

We may lease operating system and application software to our customers, but typically only with a hardware lease and generally only to our most creditworthy customers.

Financing

Our ability to arrange financing will be important to our leasing business.  Lease rentals will be sometimes discounted with financial institutions to provide longer term financing of a substantial portion of the equipment cost.

We will from time to time arrange permanent financing of LeaseManagerTM leases through non-recourse discounting of lease rentals with various financial institutions at fixed interest rates.  The proceeds from the assignment of the lease rentals will be generally equal to the present value of the remaining lease payments due under the lease, discounted at the interest rate charged by the financial institution.  Interest rates obtained under this type of financing will be negotiated on a transaction-by-transaction basis and reflect the financial strength of the customer, the term of the lease and the prevailing interest rates.  For leases discounted on a nonrecourse basis, the financial institution will have no recourse against us unless we are in default of the terms of the agreement under which the lease and the leased equipment will be assigned to the institution as collateral.  The institution may, however, take title to the collateral in the event the customer fails to make lease payments or certain other defaults by the customer occur under the terms of the lease.

To date, we have funded all of our leases internally using our available cash rather than discounting the leases with financial institutions.  Leases are funded internally for a variety of reasons, including: (1) lease amounts are too small to be attractive to financial institutions; (2) the credit strength of the customer is acceptable only for recourse funding; or (3) when we intend to discount a lease but the discounting process has not been completed.

Competition

Franchising Competition

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

Our Play It Again Sports® franchisees compete with large retailers such as Dick’s Sporting Goods, The Sports Authority®, Gart Sports and Oshman’s as well as regional and local sporting goods stores.  We also compete with department stores such as Target® and Wal-Mart®.

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

Equipment Leasing Competition

We compete with a variety of equipment financing sources that are available to businesses, including: national, regional and local finance companies that provide lease and loan products; financing through captive finance and leasing companies affiliated with major equipment manufacturers; corporate credit cards; and commercial banks, savings and loans,  and credit unions.  Many of these companies are substantially larger than we are and have considerably greater financial, technical and marketing resources than we do.

Some of our competitors have a lower cost of funds and access to funding sources that are not available to us.  A lower cost of funds could enable a competitor to offer leases with yields that are much less than the yields that we use to price our leases, which might force us to lower our yields or lose lease origination volume.  In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could enable them to establish more origination sources and end user customer relationships and increase their market share.  We have and will continue to encounter significant competition.

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

Although most states do not directly regulate the commercial equipment lease financing business, certain states require licensing of lenders and finance companies, and impose limitations on interest rates and other charges, and a disclosure of certain contract terms and constrain collection practices.   We believe that we are currently in compliance with all materials, statutes and regulations that are applicable to our business.

Trademarks and Service Marks

Play It Again Sports®, Once Upon A Child®, Plato’s Closet®, Music Go Round®, Winmark®, and Winmark Business Solutions®, among others, are our registered service marks.  Winmark CapitalTM and LeaseManagerTM have been filed with the United States Patent and Trademark Office.  These marks are of considerable value to our business.  We intend to protect our service marks by appropriate legal action where and when necessary.  Each service mark registration must be renewed every 10 years.  We have, and intend to, continue to take all steps necessary to renew the registration of all our material service marks.

Seasonality

Our Play It Again Sports® and Music Go Round® franchise brands have experienced higher than average sales volumes during the holiday shopping season.  Our Once Upon a Child® and Plato’s Closet® franchise brands have experienced higher than average sales volumes during the spring months and, along with our Music Go Round® brand, also during the back to school season.  Overall, the different seasonal trends of our brands partially offset each other and do not result in significant seasonality trends on a Company-wide basis.  Our equipment leasing business is not seasonal; however, quarter to quarter results may very significantly.

Employees

As of December 25, 2004, we employed 104 full-time employees, of which 5 were salespersons, 62 were support personnel, 27 were administrative and 10 were retail sales staff.  We also employed 18 part-time employees at our Company-owned retail stores as of fiscal year end 2004.

ITEM 2: PROPERTIES

We lease our headquarters facility in Golden Valley, Minnesota.  Until September 1, 2003, we leased 26,069 square feet of the 47,328 square foot building.   Effective September 1, 2003, we amended our existing lease to add an additional 4,834 square feet bringing our total leased space to 30,903.  Our base rent, under the amended lease remains the same, $218,980 per year.  In addition, effective February 1, 2005, we amended our existing lease to add 3,281 square feet bringing our total square feet footage leased to 34,184.  Finally, we have an option at anytime during the remaining term of the Lease to rent the entire remaining balance of the building.  We are obligated to pay the common area maintenance and other additional rent relating to the entire 34,184 square feet.   In 2004, we paid an annual base rent of $218,980 plus common area maintenance charges of approximately $244,000.   The lease, as amended, expires in August 2009.  Our facilities are sufficient to meet our current needs and our immediate future needs.

As of the date of this filing, we lease space for our 3 retail store locations, typically for a fixed monthly rental and operating costs.  One lease is due to expire in 2007 and two in 2008.

ITEM 3: LEGAL PROCEEDINGS

We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

PART II

ITEM 5:         MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Market Information; Holders; Dividends

Effective December 2, 2003, the trading of our common stock moved from the Nasdaq SmallCap Market to the Nasdaq National Market System under the symbol “WINA”.  The table below sets forth the high and low bid prices of our common stock as reported by Nasdaq for the periods indicated:

2004:	First	Second	Third	Fourth
High	25.190	27.490	24.990	27.300
Low	17.950	23.260	19.500	19.500

2003:	First	Second	Third	Fourth
High	12.290	14.490	13.874	19.870
Low	8.480	8.000	13.610	17.260

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  At March 9, 2005, there were 5,964,547 shares of common stock outstanding held by approximately 1,032 beneficial shareholders and 157 shareholders of record.  We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Repurchase of Common Stock

No shares of the Issuer’s common stock were repurchased during the fourth quarter covered by this Form 10-K.

ITEM 6: SELECTED FINANCIAL DATA.

The following table sets forth selected financial information for the periods indicated.  The information should be read in conjunction with the financial statements and related notes discussed in Item 8 and 15, and Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed in Item 7.

	Fiscal Year Ended
	(in thousands except per share data)
	December 25, 2004	December 27, 2003	December 28, 2002	December 29, 2001	December 30, 2000(1)
Revenue:
Royalties	$16,889	$16,333	$16,448	$15,623	$16,502
Merchandise sales	8,734	13,428	15,466	19,038	29,416
Franchise fees	984	860	769	723	914
Other	595	622	742	703	715
Total revenue	27,202	31,243	33,425	36,087	47,547
Cost of merchandise sold	7,228	10,692	12,355	15,850	25,295
Selling, general and administrative expenses	13,349	14,156	14,746	15,366	18,701
Nonrecurring charge	—	—	—	—	3,338
Gain on sale of Computer Renaissance®	—	—	—	1,112	537
Income from operations	6,625	6,395	6,324	5,983	750
Loss from equity investments	(195)	(136)	—	—	—
Gain on sale of marketable securities	174	102	31	—	—
Interest and other income (expense), net	267	182	13	(724)	(944)
Income (loss) before income taxes	6,871	6,543	6,368	5,259	(194)
Provision for income taxes	2,789	2,530	2,539	2,062	157
Net income (loss)	$4,082	$4,013	$3,829	$3,197	$(351)

Earnings (loss) per common share - diluted	$.63	$.63	$.63	$.55	$(.07)
Weighted average shares outstanding - diluted	6,500	6,321	6,079	5,792	5,382

Balance Sheet Data:
Working capital	$7,986	$6,634	$7,123	$4,637	$5,393
Total assets	24,772	19,159	16,185	12,289	15,494
Total debt	—	—	—	200	5,562
Shareholders’ equity	21,558	15,405	11,901	6,620	3,467

Selected Financial Ratios:
Return on average assets	18.6%	22.7%	26.8%	23.0%	(1.6)%
Return on average equity	22.1%	29.4%	41.3%	63.4%	(11.0)%

____________________________

(1)                                  In August 2000, the Company completed the sale of the assets of the Computer Renaissance® franchising and retailing operations.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

As of December 25, 2004, we had 789 franchised retail stores operating under the following brands:  Play it Again Sports®, Once Upon a Child®, Plato’s Closet® and Music Go Round®.  Our operating results during fiscal 2004, 2003 and 2002 reflect management’s focus on profitability, improved cash flow, cost management and earnings growth.  Management tracks closely the following criteria to evaluate current business operations and future prospects: royalties, franchise fees, growth in leased assets, selling, general and administrative expenses, franchise store openings and closings and franchise renewals.

Our most profitable sources of revenue are royalties earned from our franchise partners and franchise fees for new store openings and transfers.

	2004	2003	2002
Royalties	$16,889,300	$16,333,700	$16,447,900
Franchise fees	983,700	860,300	769,000

During 2004, our royalties increased $550,600 or 3.4% compared to 2003.  This increase is due to increased franchise store retail sales.  Franchise fees grew modestly over the past three years and primarily reflect new openings in all brands.  To date, revenue generated from the Company’s leasing activities has been immaterial to the Company’s financial results, but is expected to be material in 2005.

Management monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise store openings and closings and franchise renewals.  The following is a summary of our franchising activity for the fiscal year ended December 25, 2004:

	TOTAL 12/27/03	OPENED/ PURCHASED	CLOSED/ SOLD	TOTAL 12/25/04	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS	% RENEWED
Play It Again Sports®
Franchised Stores - US and Canada	427	12	(27)	412	37	34	92%

Once Upon A Child®
Franchised Stores - US and Canada	211	7	(10)	208	38	37	97%

Plato’s Closet®
Franchised Stores	106	23	(1)	128	0	0	0%

Music Go Round®
Franchised Stores	40	4	(3)	41	0	0	0%
Total	784	46	(41)	789	75	71	95%

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  In 2004, the Company renewed 95% of franchise agreements up for renewal.  This percentage of renewal has ranged between 89% and 95% during the last three years.

The increase in profitability of our franchise business has been accomplished in part due to management’s focus on reducing selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, rent and administrative costs.

	2004	2003	2002
Selling, general and administrative expenses	$13,348,800	$14,155,900	$14,746,100

Our ability to grow our profits is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchised stores, (iii) our ability to increase the leasing activity of Winmark Business Solutions and Winmark Capital Corporation and (iv) controlling our selling, general and administrative expenses.  A detailed description of the risks to our business along with other risk factors can be found in the section captioned “Outlook”.

Results of Operations

The following table sets forth selected information from the Company’s Consolidated Statements of Operations expressed as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Fiscal Year Ended			Fiscal 2004	Fiscal 2003
	December 25, 2004	December 27, 2003	December 28, 2002	over (under) 2003	over (under) 2002
Revenue
Royalties	62.1%	52.3%	49.2%	3.4%	(0.7)%
Merchandise sales	32.1	43.0	46.3	(35.0)	(13.2)
Franchise fees	3.6	2.7	2.3	14.3	11.9
Other	2.2	2.0	2.2	(4.3)	(16.2)
Total revenue	100.0	100.0	100.0	(12.9)	(6.5)

Cost of merchandise sold	26.6	34.2	37.0	(32.4)	(13.5)
Selling, general and administrative expenses	49.1	45.3	44.1	(5.7)	(4.0)
Income from operations	24.3	20.5	18.9	3.6	0.1
Loss from equity investments	(0.7)	(0.4)	—	(42.9)	(100.0)
Gain on sale of marketable securities	0.6	0.3	0.1	71.2	224.3
Interest and other income	1.0	0.6	—	46.3	1,292.4
Income before income taxes	25.2	21.0	19.0	5.0	2.7
Provision for income taxes	10.2	8.1	7.6	10.2	(0.4)
Net income	15.0%	12.9%	11.4%	1.7%	4.8%

Revenue

Royalties and Franchise Fees

Revenues from franchising activity were as follows:

	2004	2003	2002
Royalties	$16,889,300	$16,333,700	$16,447,900
Franchise Fees	983,700	860,300	769,000

Our franchisees pay us royalties based on their retail gross sales from their store operations.  Royalties are 3% to 5% of net sales, depending on the brand.  Royalties increased to $16.9 million for the fiscal year ended 2004 from $16.3 million for the fiscal year ended 2003, a 3.4% increase.  This increase is due to increased franchise store retail sales and by having 128 franchised Plato’s Closet® stores open at December 25, 2004 compared to 106 Plato’s Closet® stores at December 27, 2003 and is partially offset by a decrease in franchise store retail sales primarily in Play It Again Sports®.  In 2003, royalties decreased $114,200 compared to 2002.  This decrease was due to decreased franchise store retail sales primarily in Play It Again Sports® partially offset by having 106 franchised Plato’s Closet® stores open at December 27, 2003 compared to 76 at December 28, 2002.

Franchise fees include initial franchise fees from the sale of new franchises and transfer fees related to the transfer of existing franchises.  Franchise fee revenue is recognized when the store opens or when the franchise agreement is assigned to a buyer of a franchise.  Franchisees are required to pay an initial franchise fee of $20,000 for each initial franchise ($26,500CAD in Canada) and $15,000 for each additional franchise ($20,000CAD in Canada).  Franchise fees increased to $983,700 for 2004 compared to $860,300 for 2003.  Forty-six franchised stores were opened in 2004 compared to 44 franchised stores opened during 2003.  Franchise fees in 2003 increased $91,300, or 11.9%, from 2002 as a result of opening 44 franchise stores in 2003 compared to 46 in 2002.

Merchandise Sales

Merchandise sales, which include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and retail sales at the Company-owned stores, are as follows:

	2004	2003	2002
Direct Franchisee Sales	$6,229,900	$8,404,100	$9,961,600
Retail Sales	2,503,700	5,023,500	5,504,500
	$8,733,600	$13,427,600	$15,466,100

The decline in Direct Franchisee Sales revenue in 2004 compared to 2003 and 2003 compared to 2002 is a result of management’s strategic decision to have more Play It Again Sports® franchisees purchase merchandise directly from vendors and having approximately 15 fewer Play It Again Sports® in 2004 compared to 2003 and 27 fewer stores in 2003 compared to 2002.

The decrease in retail store sales in 2004 compared to 2003 and 2003 compared to 2002 is due to selling two Company-owned Music Go Round® stores in the fourth quarter of 2003 and selling three additional Company-owned Music Go Round® stores in the first quarter of 2004.

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

	2004	2003	2002
Direct Franchisee Sales	95.8%	96.1%	95.8%
Retail Stores	50.4%	52.0%	51.0%

The 1.6 percentage point decrease in 2004 cost of merchandise sold at the Company-owned stores is primarily due to selling three Company-owned Music Go Round® stores within the last year.  Since Music Go Round® stores have a higher cost of goods sold than other brands of Company-owned stores, the mix of sales by brand and related cost of goods sold has improved.  The 1.0% percentage point increase in the 2003 cost of merchandise sold at the Company-owned stores compared to 2002 is primarily due to discounting older inventory items at the Company-owned retail stores.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $807,100, or 5.7% in 2004 compared to 2003 primarily due to selling three Company-owned stores in 2004 and the elimination of $1 million of related expenses and the reversal of restructuring reserves of $230,000 and the reduction of accounts receivable reserves of $142,200, partially offset by $665,500 of start up costs associated with leasing activity and a $182,900 increase in compensation expense related to granting of stock options.  The reversal of restructuring reserves is related to the expiration of guarantees on store sites.  The $590,200 or 4.0% decrease in 2003 selling, general and administrative expenses compared to 2002 is primarily due to lower depreciation, office supplies and outside services, partially offset by higher advertising and stock option compensation expense.

Loss from Equity Investments

For the year ended December 25, 2004, the Company recorded a $194,800 loss from our investments in eFrame, LLC and Commercial Credit Group, Inc.  This compares to a loss of $136,300 for the year-ended December 27, 2003.  This represents our pro rata share of losses for the period.  As of December 25, 2004, the Company owns 27.2% of the outstanding membership interests of eFrame and 21.5 % of the outstanding stock of Commercial Credit Group, or an as converted to common stock basis.

Sale of Corporate Headquarters

On July 10, 2000, the Company sold its corporate headquarters facility to Koch Trucking, Inc. for $3.5 million in cash. The Company entered into a four-year lease for a portion of the facility pursuant to which the Company paid annual base rent of $218,980.  The sale resulted in a $731,000 gain, which was recognized over the initial 48-month lease term.  In 2004, 2003 and 2002, $90,000, $183,100 and $183,100 of deferred gain were recognized, respectively.

Gain on Sale of Marketable Securities

During 2004, the Company had a gain on the sale of investments of $173,800 compared to $101,500 in 2003.  This increase is due to higher level of gains realized in 2004 compared to 2003.

Interest and Other Income

Included in interest and other income is interest income of $177,000 in 2004 compared to interest income of $249,000 in 2003.  This decrease is primarily due to lower interest earning investment balances.  Also included in interest and other income is $89,800 of foreign currency exchange gains in 2004 and $66,600 of losses in 2003, respectively.

The decrease in interest expense to $0 in 2003 compared to $264,200 in 2002 is primarily due to the termination of the Rush River credit agreement.

Income Taxes

The provision for income taxes was calculated at an effective rate of 40.6%, 38.7% and 39.9% for 2004, 2003 and 2002, respectively.  The increase in 2004 is a result of a state tax liability relating to prior years that was settled during the first quarter of 2004 and a higher amount of non-deductible expenses.  The lower effective rate in 2003 compared to prior years primarily reflects a change in estimate of the effective annual rate.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have historically been cash flow from operations and credit agreement borrowings.  The components of the income statement that affect the liquidity of the Company include the following non-cash items: depreciation and amortization, compensation expense related to granting of stock options and deferred gain on sale of building.  The most significant component of the balance sheet that affects liquidity is the other category under Long-Term Investments.  The $10.7 million in this line item is comprised of illiquid investments in four private companies: Tomsten, Inc., eFrame, LLC, Commercial Credit Group, Inc. and BridgeFunds Limited.

The Company ended 2004 with $7.4 million in cash and short-term marketable securities and a current ratio (current assets divided by current liabilities) of 3.68 to 1.0 compared to $6.5 million in cash and short-term marketable securities and a current ratio of 2.82 to 1.0 at the end of 2003.

Operating activities provided cash of $4.7 million for 2004 compared to $5.2 million for 2003.  For 2004, components of the cash provided by changes in operating assets and liabilities include a $329,500 decrease in accounts receivable as a result of a reduction in buying group activity.  Deferred franchise fee revenue provided cash of $222,800 primarily due to increased deposits on future store openings.  Inventory provided cash of $109,000 as a result of selling three Company-owned stores.  Components of cash utilized by operating assets and liabilities include a $174,200 decrease in accrued liabilities primarily due to lower accruals for employee bonuses and lease and restructuring reserves and an income tax receivable of $350,300.  Accounts payable utilized $427,600 due primarily to a decrease in buying group activity.  Operating activities provided cash of $5.4 million for 2002.

Investing activities used $4.4 million, $4.5 million and $4.8 million of cash during 2004, 2003 and 2002  respectively, and primarily relate to the purchase of investments including $1.7 million in net investment in leasing operations in 2004. Investments in Tomsten, Inc., eFrame, LLC, Commercial Credit Group, Inc. and BridgeFunds Limited totaled $3.5 million in 2004, $5.5 million in 2003 and $2.0 million in 2002.  In February 2005, the Company made an additional $0.5 million investment in BridgeFunds Limited.

Financing activities provided $1.5 million of cash during 2004 compared to using $1.3 million in 2003. Fiscal 2004 consists of amounts received on the exercise of stock options.  Fiscal 2003 included $1.9 million used to repurchase 200,000 shares of Company common stock, offset by $612,300 received from the exercise of stock options.  As of December 25, 2004, the Company has the authorization to repurchase up to an additional 230,023 shares.

The Company had future operating lease commitments for leased facilities at December 25, 2004.  The future contractual cash obligations related to the commitments are as follows:

	Total	2005	2006	2007	2008	After 2008
Facilities	$2,250,900	$513,000	$524,500	$534,800	$497,900	$180,700

The Company had future long-term investment commitments at December 25, 2004.  The Company is expected to make an additional $500,000 investment in Commercial Credit Group, Inc. prior to October, 2006.  As of December 25, 2004, the Company had a commitment to make an additional $1.5 million investment in BridgeFunds Limited if and when they meet specific business milestones. This commitment expires in April, 2006.  On February 9, 2005, the Company purchased an additional $500,000 of senior subordinated notes of BridgeFunds Limited pursuant to such commitment.  As of December 25, 2004, the Company had no other material outstanding commitments.

On September 30, 2004, Winmark Corporation established a 364-day $15.0 million line of credit with LaSalle Bank National Association bearing interest at Libor, plus 2%, up to $10.0 million of which may be used to finance leasing operations.  The line of credit will be used for financing growth in the Company’s leasing business and for general corporate purposes.  The Company has not yet drawn any funds from the line of credit.  The LaSalle line of credit is secured by a lien against substantially all of the Company’s assets.

The Company believes that cash generated from future operations and cash and investments on hand, will be adequate to meet the Company’s current obligations including the investments in Commercial Credit Group, Inc. and BridgeFunds Limited, and operating needs.  The Company believes that the combination of its cash on hand, the cash generated from its franchising business, as well as its bank line of credit, will be adequate to fund its planned operations for 2005.

Critical Accounting Policies

We prepare the consolidated financial statements of Winmark Corporation and Subsidiaries in conformity with U.S. generally accepted accounting principles.  As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based on information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.  There can be no assurance that actual results will not differ from these estimates.  The following critical accounting policies that we believe are most important to aid in fully understanding and evaluating our reported financial results include the following:

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

Outlook

Forward Looking Statements

The statements contained in the letter from the CEO and the President, Item 1 “Business” and in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, our statements relating to growth opportunities, prospects for Winmark Business Solutions and Winmark Capital Corporation, contribution of the leasing business to financial results, anticipated operations of our leasing businesses, our ability to open new franchise stores, our ability to manage costs in the future, the number of stores we believe will open and our belief that we will have adequate capital and reserves to meet our current and contingent obligations and operating needs are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in variations from results contemplated by such forward looking statements including, but not limited to the risk factors discussed below.

Risk Factors

Dependence on Renewals

Each of our franchise agreements is 10 years long.  At the end of the term of each franchise agreement, each franchisee has the option to “renew” the franchise relationship by signing a new 10-year franchise agreement.

In 2004, of the 37 franchisees that had their Play It Again Sports® franchise agreement expire, 34 signed new 10-year franchise agreements.  In 2005, 2006, and 2007, 27, 11 and 21 Play It Again Sports® franchise agreements will expire, respectively.  We believe that renewing a significant number of these franchise relationships is extremely important to the success of the Company.  If a significant number of such franchise relationships are not renewed, our financial performance may be materially and adversely affected.

In 2004, of the 38 franchisees that had their Once Upon A Child® franchise agreement expire, 37 signed new 10-year franchise agreements. In 2005, 2006, and 2007, 16, 16 and 14 Once Upon A Child® franchise agreements will expire, respectively.   We believe that renewing a significant number of these franchise relationships is extremely important to the continued success of the Company. If a significant number of such franchise relationships are not renewed, our financial performance may be materially and adversely affected.

In 2005, 2006 and 2007, 3, 10, and 9 Music Go Round® franchise agreements will expire, respectively.  We believe that renewing a significant number of these franchise relationships is important to the success of the Company.

None of our Plato’s Closet® franchise agreements will expire in 2005, 2006 or 2007.

Decline in Number of Play It Again Sports® Franchises

In 1998, Play It Again Sports® closed 64 stores and opened 14 stores, a net loss of 50 stores.  In 1999, Play It Again Sports® closed 58 stores and opened 12 stores, a net loss of 46 stores.  In 2000, Play It Again Sports® closed 64 stores and opened 15 stores, a net loss of 49 stores.  In 2001, Play It Again Sports® closed 59 stores and opened 10 stores, a net loss of 49 stores.  In 2002, Play It Again Sports® closed 35 stores and opened 7 stores, a net loss of 28 stores.  In 2003, Play It Again Sports® closed 37 stores and opened 10 stores, a net loss of 27 stores.  In 2004, Play It Again Sports® closed 27 stores and opened 12 stores, a net loss of 15 stores.  It is very important to our future success that the net loss of Play It Again Sports® stores be slowed and ultimately reversed.  We believe that a certain number of stores will close each year.  Our objective is to minimize store closings by continuing our investment in franchisee support services such as franchisee training, Winmark Business Solutions and the Winmark computer support center, by investing capital to improve Winmark’s proprietary point-of-sale software system and continuing to train our field operations personnel to better serve franchisee needs.

Dependence on New Franchisees

Our ability to generate increased revenue and achieve higher levels of profitability depends in part on increasing the number of franchised stores open.  We believe that many larger and smaller markets will continue to provide significant opportunities for sales of franchises and that we can sustain approximately our current annual level of store openings.  However, there can be no assurance that we will sustain this level of store openings.

Inability to Collect Accounts Receivable

In the event that our ability to collect accounts receivable significantly declines from current rates, we may incur additional charges that would affect earnings.

Unopened Stores

We believe that a substantial majority of stores sold but not opened will open within the time period permitted by the applicable franchise agreement or we will be able to resell the territories for most of the terminated or expired franchises.  However, there can be no assurance that substantially all of the currently sold but unopened franchises will open and commence paying royalties to us.  At December 25, 2004, we had 30 franchise agreements for stores that are expected to open in 2005.

Dependence on Supply of Used Merchandise

Our brands are based on offering customers a mix of used and new merchandise.  As a result, obtaining continuing supplies of high quality used merchandise is important to the success of our brands.  Supply of used merchandise comes from the general public and is not regular or highly reliable.  There can be no assurance that we will avoid supply problems with respect to used merchandise.

Competition

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

Our equipment leasing businesses compete with a variety of equipment financing sources that are available to businesses, including: national, regional, and local finance companies that provide leases and loan products; financing through captive finance and leasing companies affiliated with major equipment manufacturers; and commercial banks, savings and loans and credit unions.  Many of these companies are substantially larger than we are and have considerably greater financial, technical and marketing resources than we do.  There can be no assurances that we will be able to successfully compete with these larger competitors.

Early Stage Equipment Leasing Operations

The Company began its equipment leasing operations in April of 2004.  As a result, there can be no assurance that any of the Company’s planned future activities will be successful.  An inability to successfully launch and operate our equipment leasing business will have a material negative affect on our financial results.

Selling, General and Administrative Expense

Our ability to control the amount, and rate of growth in, selling, general and administrative expenses and the impact of unusual items resulting from our ongoing evaluation of our business strategies, asset valuations and organizational structures is important to our financial success.  We expect to incur significant additional expense in connection with the launch of Winmark Business Solutions and Winmark Capital Corporation.  In the near term, our revenue expenses may not exceed our expenses.  We cannot assure any investor that we will be able to control such items of expense.

Government Regulation

As a franchisor, we are subject to various federal and state franchise laws and regulations.  Although we believe we are currently in material compliance with existing federal and state laws, there is a trend toward increasing government regulation of franchising.  The promulgation of new franchising laws and regulations could adversely affect us.

Laws or regulations may be adopted with respect to our equipment leases or the equipment leasing industry, and collection processes. Any new legislation or regulation, or changes in the interpretation of existing laws, which affect the equipment leasing industry could increase our costs of compliance.

Minority Investments

We have invested in four private companies.

•                  The Company has purchased $7.5 million of the common stock of Tomsten, Inc., a privately held corporation, (d/b/a. Archiver’s) or 19.0% of the total outstanding common stock.  Archiver’s is a retail concept created to help people preserve and enjoy their photographs.  Archiver’s stores feature a wide variety of photo-safe products, including photo albums, scrapbooks and scrapbook supplies, frames, rubber stamps, and photo storage and organization products.

•                  The Company has purchased $1.5 million of membership interests in eFrame, LLC , a Nebraska Limited Liability Company, or 27.2% of the total outstanding membership interests.  eFrame is a privately held company that provides outsourced information technology services.  eFrame acts as the information technology department for small and medium-size businesses.   eFrame has operations throughout the Midwest.  As of December 31, 2004, eFrame had a net capital deficiency and has had a history of operating losses.  If eFrame continues to record operating losses, it will be necessary for them to raise additional debt or equity to finance its’ operations.  There can be no assurance that eFrame will be able to raise capital to fund its’ operations.  If eFrame sustains operating losses and is unable to raise adequate capital, it may cease operations resulting in a loss of our investment.  Winmark accounts for its investment under the equity method which means that we recognize our pro rate share of eFrame’s earnings or losses.  If eFrame continues to record operating losses, it will have a material impact on our financial performance.

•                  On October 8, 2004 the Company agreed to make a $2 million equity investment in Commercial Credit Group, Inc., a newly formed equipment leasing company specializing in construction, transportation and waste management equipment.  We have paid $1.5 million for approximately 21.5% of the outstanding equity of Commercial Credit Group.  We will make the remaining $500,000 investment within 24 months, and, at such time, we estimate we will own approximately 23.6% of the outstanding equity of Commercial Credit Group.

•                  On October 13, 2004, we made a commitment to lend $2 million to BridgeFunds Limited at an annual rate of 12% pursuant to several senior subordinated promissory notes.  Each note has a maturity of five years.  BridgeFunds Limited advances funds to claimants involved in civil litigation to cover litigation expenses.  We have funded $1 million of such $2 million commitment; BridgeFunds can draw down on the remaining $1 million dollars when they meet specific business milestones.  In addition, we have received a warrant to purchase 20% of the equity of BridgeFunds on a fully diluted basis.

Each of our minority investments is either a relatively new or unproven business.  None of the four companies recorded operating profits in 2004.  Any of these businesses may not succeed and ultimately be forced to cease operations.  Also, there is not a market for the equity of Tomsten, Inc., eFrame, LLC or Commercial Credit Group, Inc., and our ability to receive our investment back and realize a cash return on our investment in these companies will depend on (i) the development of a market for such companies’ equity or (ii) the sale of such companies.  BridgeFunds may not have the ability to pay interest on amounts owed to us or to repay principal amounts owed to us.  In addition, there is no market for the equity of BridgeFunds Limited, and, as a result, our warrant to purchase 20% of the stock of BridgeFunds Limited may be of no value.

We do not have the ability (whether by vote, contract or otherwise) to control the actions of any of these companies.  The loss of our entire investment in any one or all of our minority investments would have a material negative impact on our financial results.

Credit Risk

In our leasing business, if we inaccurately assess the creditworthiness of our customers, we may experience a higher number of lease defaults than expected, which would reduce our earnings.  For our smaller customers, there is typically only limited publicly available financial and other information about their businesses and they often do not have audited financial statements.  Accordingly, in making credit decisions, we rely upon the accuracy of information from the small business owner and/or third party sources, such as credit reporting agencies. If the information we obtain from small business owners and/or third party sources is incorrect, our ability to make appropriate credit decisions will be impaired.  If we inaccurately assess the creditworthiness of our customers in our middle-market or small-ticket businesses, we may experience a higher number of dollar volume of lease defaults than expected and related decreases in our earnings.

If losses from leases exceed our allowance for credit losses, our operating income will be reduced.  In connection with our leases, we record an allowance for credit losses to provide for estimated losses.  Determining the appropriate level of the allowance is an inherently uncertain process and therefore our determination of this allowance may prove to be inadequate to cover losses in connection with our portfolio of leases.  Losses in excess of our allowance for credit losses would cause us to increase our provision for credit losses, reducing or eliminating our operating income.

We do not undertake and specifically decline any obligations to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7A:              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company incurs financial markets risk in the form of interest rate risk.  Management deals with such risk by negotiating fixed rate loan agreements.  Accordingly, the Company is not exposed to cash flow risks related to interest rate changes.  The Company had no debt outstanding at December 25, 2004.

Approximately $785,000 of our investments at December 25, 2004 were invested in fixed income securities and $5.8 million of cash and cash equivalents in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.  A one percent change in interest rates may have a significant impact on the fair value of the fixed income securities.

ITEM 8:                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Winmark Corporation and Subsidiaries

Index to Consolidated Financial Statements

Consolidated Balance Sheets
Consolidated Statements of Earnings
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 25, 2004	December 27, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,983,500	$4,153,300
Marketable securities	1,390,800	2,343,500
Receivables, less allowance for doubtful accounts of $202,000 and $291,200	2,019,800	2,341,300
Income tax receivable	350,300	—
Inventories	419,600	528,600
Prepaid expenses	304,500	305,800
Deferred income taxes	492,600	602,100
Total current assets	10,961,100	10,274,600

NET INVESTMENT IN LEASING OPERATIONS	1,679,700	—

LONG-TERM INVESTMENTS:
Marketable securities	263,700	420,100
Other	10,668,900	7,363,700

LONG-TERM NOTES RECEIVABLE, less allowance for doubtful accounts of $8,200 and $60,700	54,400	62,400

PROPERTY AND EQUIPMENT:
Furniture and equipment	5,947,800	5,836,400
Building and building improvements	363,400	426,300
Less - accumulated depreciation and amortization	(6,017,600)	(6,060,500)
Property and equipment, net	293,600	202,200

OTHER ASSETS:
Goodwill, net of accumulated amortization	654,600	600,600
Deferred income taxes	196,400	233,800
Noncompete agreements and other, net of accumulated amortization of $17,700 and $15,700	—	2,000
Total other assets	851,000	836,400

	$24,772,400	$19,159,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,063,800	$1,491,400
Accrued liabilities	1,299,300	1,544,500
Current deferred revenue	611,800	604,400
Total current liabilities	2,974,900	3,640,300

LONG-TERM DEFERRED REVENUE	239,200	113,900

COMMITMENTS AND CONTINGENCIES (Notes 6 and 10)

SHAREHOLDERS’ EQUITY:
Common stock, no par, 10,000,000 shares authorized, 5,964,547 and 5,671,596 shares issued and outstanding, respectively	5,186,300	2,996,300
Other comprehensive income	25,600	144,500
Retained earnings	16,346,400	12,264,400

Total shareholders’ equity	21,558,300	15,405,200
	$24,772,400	$19,159,400

See accompanying notes to consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings

	Fiscal Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
REVENUE:
Royalties	$16,889,300	$16,333,700	$16,447,900
Merchandise sales	8,733,600	13,427,600	15,466,100
Franchise fees	983,700	860,300	769,000
Other	595,300	621,800	742,100
Total revenue	27,201,900	31,243,400	33,425,100

COST OF MERCHANDISE SOLD	7,228,400	10,692,400	12,355,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	13,348,800	14,155,900	14,746,100

Income from operations	6,624,700	6,395,100	6,324,000

LOSS FROM EQUITY INVESTMENTS	(194,800)	(136,300)	—

GAIN ON SALE OF MARKETABLE SECURITIES	173,800	101,500	31,300

INTEREST EXPENSE	—	—	(264,200)

INTEREST AND OTHER INCOME	266,800	182,400	277,300

Income before income taxes	6,870,500	6,542,700	6,368,400

PROVISION FOR INCOME TAXES	2,788,500	2,529,600	2,539,500

NET INCOME	$4,082,000	$4,013,100	$3,828,900

EARNINGS PER SHARE - BASIC	$.70	$.71	$.69

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	5,872,084	5,665,700	5,575,186

EARNINGS PER SHARE - DILUTED	$.63	$.63	$.63

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	6,499,935	6,321,127	6,079,400

See accompanying notes to consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Fiscal years ended December 28, 2002, December 27, 2003 and December 25, 2004

	Common Stock				Accumulated
					Other
				Retained	Comprehensive
	Shares	Amount	Warrants	Earnings	Income (Loss)	Total

BALANCE, December 29, 2001	5,383,354	$1,376,000	$822,000	$4,422,400	$—	$6,620,400
Stock options exercised and related tax benefits	155,000	1,034,100	—	—	—	1,034,100
Compensation expense relating to stock options granted	—	16,600	—	—	—	16,600
Issuance of common stock through the employee stock purchase plan	18,843	74,600	—	—	—	74,600
Stock warrants exercised	200,000	1,222,000	(822,000)	—	—	400,000
Other comprehensive income (loss)	—	—	—	—	(73,900)	(73,900)
Net income	—	—	—	3,828,900	—	3,828,900
Total comprehensive income	—	—	—	—	—	3,755,000

BALANCE, December 28, 2002	5,757,197	$3,723,300	$—	$8,251,300	$(73,900)	$11,900,700
Repurchase of common stock	(200,000)	(1,875,000)	—	—	—	(1,875,000)
Stock options exercised and related tax benefits	106,010	881,000	—	—	—	881,000
Compensation expense relating to stock options granted	—	170,500	—	—	—	170,500
Issuance of common stock through the employee stock purchase plan	8,389	96,500	—	—	—	96,500
Other comprehensive income	—	—	—	—	218,400	218,400
Net income	—	—	—	4,013,100	—	4,013,100
Total comprehensive income	—	—	—	—	—	4,231,500

BALANCE, December 27, 2003	5,671,596	$2,996,300	$—	$12,264,400	$144,500	$15,405,200
Repurchase of common stock	(249)	(5,000)	—	—	—	(5,000)
Stock options exercised and related tax benefits	284,490	1,729,400	—	—	—	1,729,400
Compensation expense relating to stock options granted	—	378,900	—	—	—	378,900
Issuance of common stock through the employee stock purchase plan	8,710	86,700	—	—	—	86,700
Other comprehensive income (loss)	—	—	—	—	(118,900)	(118,900)
Net income	—	—	—	4,082,000	—	4,082,000
Total comprehensive income	—	—	—	—	—	3,963,100
BALANCE, December 25, 2004	5,964,547	$5,186,300	$—	$16,346,400	$25,600	$21,558,300

See accompanying notes to consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002

OPERATING ACTIVITIES:
Net income	$4,082,000	$4,013,100	$3,828,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,600	198,500	533,100
Compensation expense related to granting of stock options	378,900	196,000	16,600
Gain on sale of marketable securities	(173,800)	(101,500)	(31,300)
Loss on sale of property and equipment	—	—	27,600
Loss from equity investments	194,800	136,300	—
Deferred financing costs amortization	—	—	255,900
Deferred gain on sale of building	(90,100)	(183,100)	(183,100)
Deferred income taxes	146,900	303,900	458,200
Tax benefit on exercised options	336,600	339,700	268,400
Change in operating assets and liabilities:
Receivables	329,500	338,700	690,500
Income tax receivable	(350,300)	—	—
Inventories	109,000	192,300	363,300
Prepaid expenses	1,300	278,100	133,200
Accounts payable	(427,600)	(151,600)	(151,700)
Accrued liabilities	(174,200)	(565,300)	(910,300)
Deferred revenue	222,800	235,500	60,100
Net cash provided by operating activities	4,707,400	5,230,600	5,359,400

INVESTING ACTIVITIES:
Proceeds on sale of marketable securities, net of purchases	1,093,000	1,064,500	—
Purchase of marketable securities, net of proceeds	—	—	(2,574,600)
Purchase of investments	(3,500,000)	(5,500,000)	(2,000,000)
Purchases of property and equipment, net	(225,300)	(84,400)	(130,100)
Increase in other assets	(54,100)	(61,800)	(62,000)
Proceeds from sale of property and equipment	14,400	37,100	—
Net investment in leasing operations	(1,679,700)	—	—
Net cash used for investing activities	(4,351,700)	(4,544,600)	(4,766,700)

FINANCING ACTIVITIES:
Payments on long-term debt	—	—	(199,500)
Repurchase of common stock	(5,000)	(1,875,000)	—
Proceeds from exercises of options and warrants	1,479,500	612,300	1,240,300
Net cash provided by (used for) financing activities	1,474,500	(1,262,700)	1,040,800

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,830,200	(576,700)	1,633,500
CASH AND CASH EQUIVALENTS, beginning of year	4,153,300	4,730,000	3,096,500
CASH AND CASH EQUIVALENTS, end of year	$5,983,500	$4,153,300	$4,730,000

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—	$22,600
Cash paid for income taxes	$1,935,100	$1,306,000	$1,597,300

See accompanying notes to consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2004 and December 27, 2003

1.             Organization and Business:

Winmark Corporation and subsidiaries (the Company) offers licenses to operate retail stores using the service marks “Play It Again Sports,” “Once Upon A Child,” “Plato’s Closet” and “Music Go Round.”  The initial franchise fee for all brands for a first store is $20,000.  In addition, the Company sells inventory to its Play It Again Sports® franchisees through its “Buying Group” and operates three retail stores.  The Company has a 52/53-week fiscal year that ends on the last Saturday in December.  Fiscal year 2004, 2003 and 2002 were 52-week fiscal years.

Following is a summary of our franchising and corporate store activity for the fiscal year ended December 25, 2004:

	TOTAL 12/27/03	OPENED/ PURCHASED	CLOSED/ SOLD	TOTAL 12/25/04
Play It Again Sports®
Franchised Stores – US and Canada	427	12	(27)	412

Once Upon A Child®
Franchised Stores – US and Canada	211	7	(10)	208
Company Owned	1	0	0	1

Plato’s Closet®
Franchised Stores	106	23	(1)	128
Company Owned	1	0	0	1

Music Go Round®
Franchised Stores	40	4	(3)	41
Company Owned	4	0	(3)	1

Total	790	46	(44)	792

The Company also engages in the equipment leasing business.  The Company operates both small-ticket and middle-market leasing businesses.

2.             Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Winmark Business Solutions, Inc., Winmark Capital Corporation and Grow Biz Games, Inc., as well as its investment in and share of net earnings or losses for its investment in eFrame, LLC and Commercial Credit Group, Inc. which are recorded on an equity basis.  All material intercompany transactions have been eliminated in consolidation.

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less.  Cash equivalents are stated at cost, which approximates fair value.

Investments

Marketable securities with original maturities of less than one year are classified as short-term investments.  The Company has determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ Equity.  (See Note 3.)

Long-term Investments

Long-term investments consist of marketable debt securities with original maturities greater than one year and investments in Tomsten, Inc., BridgeFunds Limited, eFrame, LLC, and Commercial Credit Group, Inc.

(See Note 3.)

Net Investment in Leasing Operations

Direct financing leases consist of the present value of future lease payments plus the present value of the residual value (collectively referred to as the “gross investment”).  Residual value is the estimated fair market value at lease termination.  The difference between the gross investment in the lease and the cost (or carrying amount, if different) of the leased property is recorded as unearned revenue.  The net investment in the lease is the gross investments less unearned revenue.  The unearned revenue is amortized to leasing revenues over the lease term to produce a constant percentage return on the net investment, regardless of whether the lease is discounted.

The Company’s net investment in leasing operations of $1,679,700 at December 25, 2004 includes $650,300 of net direct finance lease receivables which become due over the next four years, and $1,029,400 of equipment installed on leases not yet commenced.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted U.S. accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The ultimate results could differ from those estimates.

Accounting for Stock-Based Compensation

The Company adopted in 2002 the fair value method recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement No. 123) using the prospective method as provided by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  Historically, the Company had applied the intrinsic value method permitted under Statement 123, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, in accounting for our stock-based compensation plans.  Accordingly, no compensation cost has been recognized for our stock option plans prior to 2002.  Compensation expense of $378,900, $170,500 and $16,500 relating to the vested portion of the fair value of stock options granted subsequent to adoption of the fair value method has been expensed to “Selling, general and administrative expenses” in 2004, 2003 and 2002, respectively.

In accordance with SFAS 123, the fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2004	$11.33 / $13.81 / $11.65	3.97% / 3.87% / 3.54%	5 / 7 / 5	48.8% / 46.1% / 46.1%	none
2003	10.12	3.76	7	49.7	none
2002	5.86 / 5.91	3.59 / 3.63	7	55.2 / 55.0	none
2001	5.67	5.03	10	73.6	none

Revenue Recognition

The Company collects royalties from each franchise based on retail store gross sales.  The Company recognizes royalties as revenue when earned.  The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the store is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  The Company had deferred initial franchise fee revenue of $583,800 and $500,790 at December 25, 2004 and December 27, 2003, respectively.  Merchandise sales through the buying group are recognized when the product has been shipped.   Revenue from sales at our Company-owned stores are recognized at the time of the merchandise sale.

Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Earnings Per Common Share – Basic.  The Company calculates Earnings Per Share – Dilutive by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method.  The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of 627,851, 655,427 and 504,214 stock options and warrants for the years ended December 25, 2004, December 27, 2003 and December 28, 2002, respectively.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), “Share-Based Payment.”  SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-base payment transactions.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant.  The cost will be recognized over the period during which an employee is required to provide services in exchange for the award.  SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  Since the Company currently records compensation expense for stock options using the prospective method under SFAS 123 as discussed in note 1, the adoption of SFAS 123R is not expected to have a significant impact on our results of operations or financial position.

Reclassifications

Certain amounts in the December 28, 2002 financial statements have been reclassified to conform with the December 25, 2004 and December 27, 2003 presentation.  These reclassifications had no effect on net income or shareholders’ equity as previously reported.

3.             Investments

Short and Long-term Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities as required by SFAS No. 115:

	December 25, 2004		December 27, 2003
	Cost	Fair Value	Cost	Fair Value
Fixed income	$776,800	$785,000	$1,211,500	$1,227,900
Equity securities	837,700	869,500	1,322,300	1,535,700
	$1,614,500	$1,654,500	$2,533,800	$2,763,600

The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

Year-ended	Realized Gains	Realized Losses	Net Realized Gains (Losses)
December 25, 2004	$189,200	$(15,400)	$173,800
December 27, 2003	150,100	(48,600)	101,500
December 28, 2002	71,900	(40,600)	31,300

The amortized cost of the Company’s debt securities by contractual maturity is shown below.  Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	December 25, 2004	December 27, 2003
Available for sale:
Due in one year or less	$527,500	$813,200
Due in one through three years	47,600	196,600
Due in three through five years	201,700	101,700
Due after five years	—	100,000
	$776,800	$1,211,500

Other Long-term Investments

The Company’s other long-term investments consist of:

	December 25, 2004	December 27, 2003
Tomsten	$7,500,000	$6,000,000
eFrame LLC	1,190,900	1,363,700
Commercial Credit Group, Inc.	1,478,000	—
BridgeFunds Limited	500,000	—
	$10,668,900	$7,363,700

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

On July 1, 2003, the Company made a $1 million equity investment in eFrame, LLC (“eFrame”).  On November 21, 2003, the Company made an additional $500,000 equity investment in eFrame.  Based in Omaha, Nebraska, eFrame provides out-sourced information technology services to customers to lower their costs and increase their operating efficiencies.  The investment represents 27.2% of the outstanding units of membership interests in eFrame.  The investment is recorded using the equity method of accounting, whereby the Company’s share of income or loss is included in the accompanying consolidated statement of earnings and increase or decrease the carrying value of the investment.

On October 8, 2004, the Company agreed to make a $2.0 million equity investment in Commercial Credit Group, Inc., a newly formed equipment leasing company specializing in construction, transportation and waste management equipment.  At closing, the Company paid $1.5 million for approximately 21.5% of the outstanding equity of Commercial Credit Group.  The Company will make the remaining $500,000 of such investment within 24 months and, at such time, will own approximately 23.6% of the outstanding equity of Commercial Credit Group.  This investment is recorded using the equity method.

On October 13, 2004, Winmark Corporation made a commitment to lend $2.0 million to BridgeFunds Limited at an annual rate of 12% pursuant to several senior subordinated promissory notes.  BridgeFunds Limited advances funds to claimants involved in civil litigation to cover litigation expenses.  The proceeds of the loans will be used to fund these advances.  On October 13, 2004, Winmark Corporation funded $500,000 of such $2.0 million commitment; BridgeFunds can draw down the remaining $1.5 million when they meet specific business milestones.  In addition, Winmark Corporation has received a warrant to purchase 20% of the equity of BridgeFunds on a fully diluted basis.  On February 9, 2005, the Company purchased an additional $500,000 of notes in fulfillment of such commitment.

On an annual basis we consider whether there has been a permanent impairment in the value of our long-term investments.

4.             Receivables:

The Company’s current receivables consisted of the following:

	December 25, 2004	December 27, 2003
Trade	$833,400	$1,148,600
Royalty	1,096,700	1,151,200
Notes Receivable	99,900	91,400
Other	44,200	12,500
	2.074,200	2,403,700
Less: Long-term Notes Receivable	(54,400)	(62,400)
Current Receivables	$2,019,800	$2,341,300

As part of its normal operating procedures, the Company requires Standby Letters of Credit as collateral for a portion of its trade receivables.

Included in accounts receivable above are two notes receivable from the sale of Company-owned retail stores bearing interest at 7.0% and 8.0%, payable in monthly principal and interest installments and maturing 2006 and 2007.

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

Disposition of Corporate Headquarters

On July 10, 2000, the Company sold its corporate headquarters facility to Koch Trucking, Inc. for $3.5 million in cash.  Net proceeds from the sale were used to pay down then existing bank debt.  The Company entered into a lease through August, 2009 for a portion of the facility pursuant to which the Company paid annual base rent of $218,980.  The sale resulted in a $731,000 gain which was recognized over the initial 48-month lease term.  In 2004, 2003 and 2002, $90,100, $183,100 and $183,100 of deferred gain was recognized, respectively.

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

As of December 29, 2001, the Company had an accrual related to this disposal of $686,000 for lease guarantees on various store sites.  In 2002, the Company paid $75,500 on the guarantees.  As the guarantees expired, the Company reversed into income the remaining accrual relating to such leases aggregating $230,000, $45,000 and $165,500 in 2004, 2003 and 2002, respectively.

Acquisition of Plato’s Closet, Inc.

In January 1999, the Company announced the acquisition of certain assets and franchising rights of Plato’s Closet, Inc. of Columbus, Ohio for total consideration of $400,000 plus a percentage of future royalties for a period of seven years.

6.             Shareholders’ Equity:

Repurchase of Common Stock

Under the board of directors’ authorization, the Company has the ability to repurchase up to 3,000,000 shares of its common stock, of which all but 230,023 shares have been repurchased.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.  Since inception of stock repurchase activities in November 1995 through December 25, 2004, the Company has repurchased 2,769,977 of its stock at an average price of $11.52 per share.  The Company made only one purchase in 2004 on August 13, 2004, when the Company purchased 249 shares of its stock for an aggregate purchase price of $4,980 or $20.00 per share.  The Company made only one purchase in 2003 on March 3, 2003, when the Company purchased 200,000 shares of its stock for an aggregate purchase price of $1,875,000 or $9.375 per share.

Dilutive Securities

As of December 25, 2004, the Company had options and warrants outstanding to purchase a total of 1,015,000 shares of its common stock with an average exercise price of $9.29 per share.  Of these, 623,750 were exercisable as of December 25, 2004.

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

Stock options granted and exercised under the plans as of December 25, 2004 were as follows:

	Number of Shares	Weighted Average Exercise Price	Exercisable at End of Year
Outstanding at December 29, 2001	1,053,500	5.85	234,000
Granted	105,000	9.97
Exercised	(155,000)	4.94
Forfeited	(63,500)	8.15
Outstanding at December 28, 2002	940,000	6.31	261,250
Granted	75,000	18.25
Exercised	(106,010)	5.11
Forfeited	(20,000)	12.25
Outstanding at December 27, 2003	888,990	7.32	370,240
Granted	75,000	25.83
Exercised	(276,490)	5.03
Forfeited	(7,500)	8.44
Outstanding at December 25, 2004	680,000	$10.33	338,750

Options outstanding as of December 25, 2004 are exercisable as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.25	-	$ 5.1875	325,000.74		$5.03	192,500	$5.08
7.20	-	10.52	205,000	7.47	10.08	127,500	10.10
18.25	-	26.05	150,000	9.46	22.15	18,750	18.25
			680,000			338,750

The weighted average exercise price of options exercisable and weighted average remaining contractual life of outstanding options for December 25, 2004 and each of the previous three years are as follows:

Year Ended	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
December 25, 2004	$7.70	4.69
December 27, 2003	6.08	3.89
December 28, 2002	6.09	4.04
December 29, 2001	6.27	3.99

All unexercised options at December 25, 2004 have an exercise price equal to the fair market value on the date of the grant.

Employee Stock Purchase Plan

The Company sponsored an Employee Stock Purchase Plan (“Employee Plan”) and reserved 100,000 shares of the Company’s common stock for issuance to employees who elect to participate.  The Employee Plan operated in one-year phases and stock could be purchased at the end of each phase.  The stock purchase price was 85% of the fair market value of such common stock on the commencement date or termination date of the phase, whichever is lower.  In April 2004, the Company issued 8,710 shares under the plan at a price of $9.96.  Compensation expense of $25,500 was recorded for the year-ended December 27, 2003.  The plan expired in April 2004 and was not renewed.

Other Options

The Company sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors’ Plan”) and reserved a total of 200,000 shares for issuance to directors of the Company who are not employees. Each option granted under the Nonemployee Directors Plan vests and becomes exercisable in five equal increments, beginning one year after the date of grant.

During 2004, 20,000 options were granted under the Nonemployee Directors’ Plan at an average exercise price of $25.03 per share and no options were granted during 2003 and 2002.  During 2004, 10,000 shares were purchased at $6.50 per share under such plan.  There were 135,000 shares outstanding at a weighted average exercise price of $8.92 with 85,000 exercisable at December 25, 2004.

On March 22, 2000, the Board of Directors granted John L. Morgan, Chairman and CEO, a non-qualified option to purchase 600,000 shares of the Company’s common stock at an exercise price of $5 per share.  The shares vest over five years, 20% per year and began vesting on March 22, 2001.  This Option will expire on March 22, 2006 if unexercised.  During 2004 and 2003, Mr. Morgan purchased 240,000 and 100,000 shares respectively under such option.

On March 22, 2000, Sheldon Fleck, a former consultant to the Company, was granted a warrant to purchase 200,000 shares of common stock at an exercise price of $6 per share.  This option will expire on March 22, 2008 if unexercised.  Such warrant remains unexercised.

7.             Long-term Debt:

On September 30, 2004, Winmark Corporation established a 364-day $15.0 million line of credit with LaSalle Bank National Association bearing interest at Libor, plus 2%.  The line of credit will be used for financing growth in the Company’s leasing business and for general corporate purposes.  The Company has not yet drawn any funds from the line of credit.  The LaSalle line of credit is secured by a lien against substantially all of the Company’s assets.

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

There is no short or long-term debt outstanding as of December 25, 2004 and December 27, 2003.

8.             Accrued Liabilities

Accrued liabilities at December 25, 2004 and December 27, 2003 are as follows:

	December 25, 2004	December 27, 2003
Accrued salaries, wages, commissions and bonuses	$504,200	$667,000
Accrued vacation	180,100	177,800
Accrued restructuring liability	170,000	400,000
Other	445,000	299,700
	$1,299,300	$1,544,500

9.             Income Taxes:

A reconciliation of the expected federal income tax expense based on the federal statutory tax rate to the actual income tax expense is provided below:

	Fiscal Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002

Federal income tax expense at statutory rate (34%)	$2,336,000	$2,224,500	$2,165,300

Increase in income taxes resulting from:

State and local income taxes, net of federal benefit	266,400	307,400	226,600
Nondeductible items	130,400	61,100	20,100
Other, net	55,700	(63,400)	127,500

Actual income tax expense	$2,788,500	$2,529,600	$2,539,500

Components of the provision for income taxes are as follows:

	Fiscal Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Current:
Federal	$1,969,800	$1,721,000	$1,653,200
State	392,200	345,600	250,400
Foreign	279,600	159,100	177,700

Current provision	2,641,600	2,225,700	2,081,300

Deferred:
Federal	135,400	183,800	366,100
State	11,500	120,100	92,100

Deferred provision	146,900	303,900	458,200

Total provision for income taxes	$2,788,500	$2,529,600	$2,539,500

The tax effects of temporary differences that give rise to the net deferred income tax assets are presented below:

	December 25, 2004	December 27, 2003
Accounts receivable and lease reserves	$120,800	$157,300
Depreciation and amortization	33,900	138,300
Accrued restructuring charge	63,800	148,800
Deferred gain on building sale	—	33,500
Deferred franchise fees	218,900	186,300
Trademarks	96,700	95,500
Other	154,900	76,200

Deferred income tax assets	$689,000	$835,900

During the years ended December 25, 2004 and December 27, 2003, $336,600 and $339,700, respectively, was directly credited to stockholders’ equity to account for  tax benefits related to employee stock option exercises.

The Company has assessed its taxable earnings history and prospective future taxable income.  Based upon this assessment, the Company has determined that it is more likely than not that its deferred tax assets will be realized in future periods and no valuation allowance is necessary.

10.          Commitments and Contingencies:

Employee Benefit Plan

The Company provides a 401(k) Savings Incentive Plan which covers substantially all employees.  The plan provides for matching contributions and optional profit-sharing contributions at the discretion of the Board of Directors.  Employee contributions are fully vested;  matching and profit-sharing contributions are subject to a five-year service vesting schedule.  Company contributions to the plan for 2004, 2003 and 2002 were $215,300, $252,100 and $266,900, respectively.

Operating Leases

The Company rents its corporate headquarters and conducts all of its retail operations in leased facilities with leases that expire over the next five years.  A majority of these leases require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rent.  Total rent expense under these operating leases was $757,500 in 2004, $890,900 in 2003 and $920,300 in 2002.  As of December 25, 2004, minimum rental commitments under noncancelable operating leases are as follows:

Year Ending December	Amount
2005	513,000
2006	524,500
2007	534,800
2008	497,900
2009	180,700

In addition to the operating leases obligations disclosed above, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed.  These leases have various expiration dates through 2008.  The Company believes it has adequate accruals for any future liability.

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

Total amounts accrued under this agreement in 2004 and 2003 were $54,000 and $61,900, respectively, which are included in goodwill in the accompanying 2004 and 2003 consolidated balance sheets.

11.          Quarterly Financial Data (Unaudited):

The Company’s unaudited quarterly results for the years ended December 25, 2004 and December 27, 2003 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2004
Total Revenue	$7,563,700	$6,660,500	$6,535,900	$6,441,800	$27,201,900
Income from Operations	2,093,000	1,257,500	1,682,200	1,592,000	6,624,700
Net Income	1,360,300	726,300	1,015,300	980,100	4,082,000
Net Income Per Common Share - Basic	$.24	$.12	$.17	$.16	$.70
Net Income Per Common Share - Diluted	$.21	$.11	$.15	$.15	$.63

2003
Total Revenue	$8,380,200	$7,414,500	$7,987,800	$7,460,900	$31,243,400
Income from Operations	1,800,600	992,000	1,786,000	1,816,500	6,395,100
Net Income	1,122,200	756,400	1,104,100	1,030,400	4,013,100
Net Income Per Common Share - Basic	$.20	$.13	$.20	$.18	$.71
Net Income Per Common Share - Diluted	$.18	$.12	$.17	$.16	$.63

The total of basic and diluted earnings per common share by quarter may not equal the totals for the year as there are changes in the weighted average number of common shares outstanding each quarter and basic and diluted earnings per common share are calculated independently for each quarter.

12.          Subsequent Events:

On February 9, 2005, the Company purchased an additional $500,000 of senior subordinated notes of BridgeFunds Limited pursuant to our commitment to purchase a total of $2.0 million of BridgeFunds senior subordinated notes.  To date, the Company has purchased a total of $1.0 million of such notes. (See Note 3.)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Winmark Corporation:

We have audited the accompanying consolidated balance sheets of Winmark Corporation and subsidiaries as of December 25, 2004 and December 27, 2003, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 25, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winmark Corporation and subsidiaries as of December 25, 2004 and December 27, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 25, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Minneapolis, Minnesota

February 3, 2005

ITEM 9:          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A:              CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rule and forms.  During the period covered by this Annual Report on Form 10-K, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:              OTHER INFORMATION

All information required to be reported in a report on Form 8-K during the fourth quarter covered by this Form 10-K has been reported.

PART III

ITEM 10:               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 The sections entitled “Code of Ethics and Business Conduct,” “Election of Directors,” “Executive Officers and Key Personnel,” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our proxy statement for the annual meeting of stockholders to be held on May 4, 2005 is incorporated herein by reference.

ITEM 11:               EXECUTIVE COMPENSATION.

The section entitled “Executive Compensation” appearing in our proxy statement for the annual meeting of stockholders to be held on May 4, 2005 is incorporated herein by reference.

ITEM 12:         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

The sections entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers”  and “Securities Authorized for Issuance Under Equity Compensation Plans” appearing in our proxy statement for the annual meeting of stockholders to be held on May 4, 2005 are incorporated herein by reference.

ITEM 13:               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The section entitled “Certain Relationships and Related Transactions” appearing in our proxy statement for the annual meeting of stockholders to be held on May 4, 2005 is incorporated herein by reference.

ITEM 14:               PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The section entitled “Principal Accountant Fees and Services” appearing in our proxy statement for the annual meeting of stockholders to be held May 4, 2005 is incorporated.

PART IV

ITEM 15:                                             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as a part of this Report:

1.                                       Financial Statements

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 24.

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

WINMARK CORPORATION AND SUBSIDIARIES

By: /s/ JOHN L. MORGAN	Date: March 15, 2005
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

SIGNATURE	TITLE	DATE

/s/ JOHN L. MORGAN	Chairman of the Board and Chief Executive Officer	March 15, 2005
John L. Morgan	(principal executive officer)

/s/ STEPHEN M. BRIGGS	President and Chief Operating Officer	March 15, 2005
Stephen M. Briggs

/s/ BRETT D. HEFFES	Chief Financial Officer and Treasurer	March 15, 2005
Brett D. Heffes

/s/ KIRK A. MACKENZIE	Vice Chairman and Director	March 15, 2005
Kirk A. MacKenzie

/s/ WILLIAM D. DUNLAP, JR.	Director	March 15, 2005
William D. Dunlap, Jr.

/s/ JENELE C. GRASSLE	Director	March 15, 2005
Jenele C. Grassle

/s/ PAUL C. REYELTS	Director	March 15, 2005
Paul C. Reyelts

/s/ MARK L. WILSON	Director	March 15, 2005
Mark L. Wilson

EXHIBIT INDEX

WINMARK CORPORATION AND SUBSIDIARIES

FORM 10-K FOR THE YEAR ENDED DECEMBER 25, 2004

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)
3.2	By-laws, as amended and restated to date (Exhibit 3.2)(1)
10.1

Asset Purchase Agreement dated January 24, 1992 with Sports Traders, Inc. and James D. Van Buskirk (“Van Buskirk”) concerning acquisition of wholesale business, including amendment dated March 11, 1992 (Exhibit 10.6 (a))(1)

10.2	Retail store agreement dated January 24, 1992 with Van Buskirk (Exhibit 10.6 (b))(1)
10.3	1992 Stock Option Plan, including forms of stock option agreement (Exhibit 10.12)(1)(4)
10.4	Amendment No. 1 to the 1992 Stock Option Plan (Exhibit 10.15)(2)(4)
10.5	Amendment No. 2 to the 1992 Stock Option Plan (Exhibit 10.16)(2)(4)
10.6	Amendment No. 3 to the 1992 Stock Option Plan (Exhibit 10.16)(3)(4)
10.7	Amendment No. 4 to the 1992 Stock Option Plan(Exhibit 10.13)(4) (7)
10.8	Nonemployee Director Stock Option Plan, as amended, including form of stock option agreement (Exhibit 10.16)(2)(4)
10.10	Employment Agreement with John L. Morgan, dated March 22, 2000 (Exhibit 10.1)(4)(5)
10.11	Non-qualified Stock Option Agreement with John Morgan, dated March 22, 2000 (Exhibit 10.2)(4)(5)
10.12	Common Stock Warrant with Sheldon Fleck, dated March 22, 2000 (Exhibit 10.3)(5)
10.13	Credit Agreement with Rush River Group, LLC (Exhibit 10.1)(6)
10.14	Common Stock Warrant with Rush River Group, LLC (Exhibit 10.2)(6)
10.15	Lease with Stan Koch & Sons Trucking, Inc. for Corporate Headquarters (Exhibit 10.4)(6)
10.16	First Amendment to Employment Agreement with John L. Morgan (Exhibit 10.26) (4)(7)
10.17	2001 Stock Option Plan, including forms of stock option agreements (Exhibit 10.27)(4)(7)
10.18	Amendment to Lease with Stan Koch & Sons Trucking for corporate headquarters (Exhibit 10.17)(8)
10.19*	Amendment No. 2 to Lease with Stan Koch & Sons Trucking for corporate headquarters
21.1	Subsidiaries: Grow Biz Games, Inc., a Minnesota corporation; Winmark Business Solutions, Inc., a Minnesota corporation and Winmark Capital Corporation, a Minnesota corporation
23.1*	Consent of KPMG LLP; Independent Registered Public Accounting Firm
24.1	Power of Attorney (Contained on signature page to this Form 10-K)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer and Treasurer under Section 906 of the Sarbanes-Oxley Act of 2002

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

(5)           Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 25, 2000.

(6)           Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 24, 2000.

(7)           Incorporated by reference to the specified exhibit to Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

(8)           Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 27, 2003.