Form 10-Q
period 2005-03-26
WINMARK CORP
filed 2005-05-09
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 26, 2005

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

Common stock, no par value, 6,084,547 shares outstanding as of May 1, 2005.

WINMARK CORPORATION AND SUBSIDIARY

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements (Unaudited)

	CONDENSED BALANCE SHEETS: March 26, 2005 and December 25, 2004	3

	CONDENSED STATEMENTS OF OPERATIONS: Three Months Ended March 26, 2005 and March 27, 2004	4

	CONDENSED STATEMENTS OF CASH FLOWS: Three Months Ended March 26, 2005 and March 27, 2004	5

	NOTES TO CONDENSED FINANCIAL STATEMENTS	6 - 11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION
	Items 1 through 5 have been omitted since all items are inapplicable or answers negative.

Item 6.	Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARY

CONDENSED BALANCE SHEETS

(unaudited)

	March 26, 2005	December 25, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$6,641,300	$5,983,500
Marketable securities	1,165,100	1,390,800
Receivables, less allowance for doubtful accounts of $184,100 and $202,000	2,507,800	2,019,800
Income tax receivable	157,900	350,300
Inventories	350,400	419,600
Prepaid expenses and other	299,500	304,500
Deferred income taxes	492,600	492,600
Total current assets	11,614,600	10,961,100

Net investment in leasing operations	1,984,200	1,679,700
Long-term investments and marketable securities	11,230,400	10,932,600
Long-term notes receivables, net	38,900	54,400
Property and equipment, net	487,400	293,600
Other assets, net	662,100	654,600
Deferred income taxes	196,400	196,400
	$26,214,000	$24,772,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,520,300	$1,063,800
Accrued liabilities	1,215,600	1,299,300
Current deferred revenue	806,200	611,800
Total current liabilities	3,542,100	2,974,900

Long-term deferred revenue	278,900	239,200

Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 5,964,547 and 5,964,547 shares issued and outstanding	5,348,400	5,186,300
Other comprehensive income (loss)	(1,700)	25,600
Retained earnings	17,046,300	16,346,400
Total shareholders’ equity	22,393,000	21,558,300
	$26,214,000	$24,772,400

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 26, 2005	March 27, 2004
REVENUE:
Royalties	$4,514,400	$4,629,900
Merchandise sales	2,235,600	2,604,000
Franchise fees	190,000	192,600
Other	204,700	137,200
Total revenue	7,144,700	7,563,700

COST OF MERCHANDISE SOLD	1,920,000	2,152,400

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,045,400	3,318,300

Income from operations	1,179,300	2,093,000

LOSS FROM EQUITY INVESTMENTS	(94,100)	(24,300)
GAIN ON SALE OF MARKETABLE SECURITIES	21,300	189,200

INTEREST AND OTHER INCOME	60,000	76,500

Income before income taxes	1,166,500	2,334,400

PROVISION FOR INCOME TAXES	(466,600)	(974,100)

NET INCOME	$699,900	$1,360,300

EARNINGS PER SHARE — BASIC	$.12	$.24

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	5,964,547	5,706,471

EARNINGS PER SHARE — DILUTED	$.11	$.21

WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	6,588,089	6,468,385

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 26, 2005	March 27, 2004
OPERATING ACTIVITIES:
Net income	$699,900	$1,360,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,000	28,000
Amortization	—	900
Provision for credit losses	16,400	—
Compensation expense related to granting of stock options	162,100	86,100
Gain on sale of marketable securities	(21,300)	(189,200)
Loss from equity investments	94,100	24,300
Deferred gain on building sale	—	(45,700)
Tax benefit on exercised options	—	336,600
Change in operating assets and liabilities:
Receivables	(472,500)	(119,700)
Income tax receivable	208,800	—
Inventories	69,200	191,700
Prepaid expenses and other	5,000	114,500
Accounts payable	456,500	60,600
Accrued liabilities	(83,700)	(214,800)
Deferred revenue	234,100	177,000
Net cash provided by operating activities	1,411,600	1,810,600

INVESTING ACTIVITIES:
Proceeds on sale of marketable securities	413,800	958,400
Purchase of marketable securities	(102,400)	(4,300)
Purchase of investments	(500,000)	(1,500,000)
Purchases of property and equipment	(236,800)	(23,900)
Additions to other assets	(7,500)	(11,300)
Proceeds from sale of property and equipment	—	14,300
Purchase of equipment for lease contracts	(468,800)	—
Principal collections on lease receivables	134,400	—
Additions to advance and security deposits	13,500	—
Net cash used for investing activities	(753,800)	(566,800)

FINANCING ACTIVITIES:
Proceeds from exercises of options and warrants	—	426,300
Net cash provided by financing activities	—	426,300

INCREASE IN CASH AND CASH EQUIVALENTS	657,800	1,670,100
Cash and cash equivalents, beginning of period	5,983,500	4,153,300
Cash and cash equivalents, end of period	$6,641,300	$5,823,400

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for income taxes	$172,100	$642,800

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

Revenues and operating results for the three months ended March 26, 2005 are not necessarily indicative of the results to be expected for the full year.

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

On October 13, 2004, Winmark Corporation made a commitment to lend $2.0 million to BridgeFunds Limited at an annual rate of 12% pursuant to several senior subordinated promissory notes.  BridgeFunds Limited advances funds to claimants involved in civil litigation to cover litigation expenses.  The proceeds of the loans will be used to fund these advances.  On October 13, 2004 and February 9, 2005, Winmark Corporation funded $500,000 and $500,000, respectively, of such $2.0 million commitment; BridgeFunds can draw down the remaining $1.0 million when they meet specific business milestones.  In addition, Winmark Corporation has received a warrant to purchase 20% of the equity of BridgeFunds on a fully diluted basis.

Net Investment in Leasing Operations

Net investment in leasing consists of future lease payments plus the present value of the residual value (collectively referred to as the “gross investment”).  Residual value is the estimated fair market value at lease termination.  The difference between the gross investment in the lease and the cost (or carrying amount, if different) of the leased property is recorded as unearned revenue.  The net investment in the lease is the gross investments less unearned revenue.  The unearned revenue is amortized to leasing revenues over the lease term to produce a constant percentage return on the net investment, regardless of whether the lease is discounted.

The Company’s net investment in leasing operations of $1,984,200 at March 26, 2005 includes direct finance lease receivables, net of $463,900 of unearned income, which become due over the next five years.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”).  SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period.  For the Company, comprehensive income (loss) consists of unrealized holding gains and losses, net of tax, from investments classified as “available-for-sale.”  In the first quarter of 2005 and 2004, we recognized tax benefits directly to shareholders equity of $16,400 and $71,800, respectively, relating to mark to market adjustment on our investments.

Comprehensive income and the components of other comprehensive income (loss) were as follows:

	Three Months Ended
	March 26, 2005	March 27, 2004
Net income	$699,900	$1,360,300
Other comprehensive income (loss)	(27,300)	(120,200)
Total comprehensive income	$672,600	$1,240,100

Accounting for Stock-Based Compensation

The Company adopted in 2002 the fair value method recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement No. 123) using the prospective method as provided by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  Historically, the Company had applied the intrinsic value method permitted under Statement 123, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for our stock-based compensation plans.  Accordingly, no compensation cost has been recognized for our stock option plans prior to 2002.  Compensation expense of $162,100 and $86,100 relating to the vested portion of the fair value of stock options granted subsequent to adoption of the fair value method has been expensed to “Selling, General and Administration Expenses” in the first quarter of 2005 and 2004, respectively.

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

	Three Months Ended
	March 26, 2005	March 27, 2004
Net income, as reported	$699,900	$1,360,300
Add: stock-based employee compensation expenses included in reported net income, net of related tax effects	97,300	53,900
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(142,900)	(101,500)

Pro forma net income	$654,300	$1,312,700

Net Income Per Common Share
Basic — as reported	$.12	$.24
Basic — pro forma	$.11	$.23
Diluted — as reported	$.11	$.21
Diluted — pro forma	$.10	$.20

In accordance with SFAS 123, the fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2004	$11.33/$13.81/$11.65	3.97/3.87/3.54%	5/7/5	48.8/46.1/46.1%	none
2003	$10.12	3.76%	7	49.7%	none

As of March 26, 2005, the Company had a total of 1,015,000 stock options and warrants outstanding with an average price of $9.29, of which 748,750 were exercisable as of March 26, 2005.

Reclassifications

Certain amounts in the March 27, 2004 financial statements have been reclassified to conform with the March 26, 2005 presentation.  These reclassifications have no effect on net income or shareholders’ equity as previously reported.

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

3.     Earnings Per Share:

The Company calculates earnings per share in accordance with SFAS No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Earnings Per Share - Basic.  The Company calculates Earnings Per Share - Dilutive by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method.  The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of 623,542 and 761,914 stock options and warrants for the quarters ended March 26, 2005 and March 27, 2004, respectively.

Options totaling 9,320 shares at March 26, 2005 were outstanding but were not included in the calculation of Earnings Per Share – Diluted because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be anti-dilutive, or decrease the number of weighted average shares.

As of March 26, 2005, the Company has the authorization to repurchase up to an additional 230,023 shares.

4.     Sale of Company-Owned Stores:

On February 10, 2004, the Company sold the two Chicago area Music Go Round® Company-owned stores for $199,000.  On March 12, 2004, the Company sold the inventory of the Minnetonka, Minnesota Music Go Round® Company-owned store.

5.     Other Contingencies:

In addition to the operating leases obligations disclosed in footnote 10 of the Company’s Form 10-K for the year ended December 25, 2004, the Company has remained a guarantor on leases for Company-owned retail stores that have been either sold (As of March 26, 2005, the Company was a guarantor on $371,200 of lease payments through October 2008 and had a reserve of $41,000 related to this guarantee.) or closed.  These leases have various expiration dates through 2008.  The Company believes it has adequate accruals for any future liability.

6.              Segment Reporting:

The Company currently has two reportable business segments, franchising and leasing.  The franchising segment franchises value-oriented retail store concepts that buy, sell, trade and consign merchandise.  The leasing segment includes (i) Winmark Capital Corporation, a middle-market equipment leasing business and (ii) Winmark Business Solutions, Inc., a small ticket equipment leasing business.  Segment reporting is intended to give financial statement users a view of the Company “through the eyes of management.” The Company’s internal management reporting is the basis for the information disclosed for its business segments. In accordance with Generally Accepted Accounting Principles (GAAP), the Company’s internally defined measure of segment profit or loss, segment contribution, is required to be disclosed, but it is not a GAAP measure. Information related to segment contribution should be read in conjunction with the reconciliation to “Operating income (loss)” as determined by GAAP.  Segment contribution less other expenses is equal to operating income (loss). Other represents unallocated shared-service costs such as corporate executive management, occupancy, management information services, account services, telephone expense  and human resources.  Segment assets are those that are directly used in or identified with segment operations, including cash, accounts receivable, prepaids, inventory, property and equipment and investment in leasing operations. Unallocated assets include corporate cash and cash equivalents, marketable securities, long-term investments, deferred tax amounts and other corporate assets.  Inter-segment balances and transactions have been eliminated.  The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income (loss):

	Three Months Ended
	March 26, 2005	March 27, 2004
Revenue:
Franchising	$7,083,800	$7,563,700
Leasing	60,900	—
Total revenue	$7,144,700	$7,563,700

Reconciliation to operating income (loss):
Franchising segment contribution	$2,759,600	$3,002,800
Leasing segment contribution	(454,400)	-
Other contribution(1)	(1,125,900)	(909,800)
Total operating income	$1,179,300	$2,093,000

Depreciation and amortization:
Franchising	$18,800	$18,400
Leasing	600	-
Unallocated	23,600	10,500
Total depreciation and amortization	$43,000	$28,900

	As of
	March 26, 2005	December 25, 2004
Identifiable assets:
Franchising	$4,103,900	$3,185,500
Leasing	2,659,000	1,944,900
Unallocated	19,451,100	19,642,000
Total	$26,214,000	$24,772,400

Notes:

(1)                                  Other contribution represents unallocated shared-service costs such as corporate executive management, occupancy, management information services, account services, telephone expense and human resources.

7.              Subsequent Events:

On April 13, 2005, John L. Morgan, Chairman and CEO, purchased 120,000 shares of the Company’s common stock at $5.00 per share under the terms of existing option agreement.

During April 2005, the Company purchased 2,350 shares of its common stock for an aggregate purchase price of $44,100 or $18.766 per share.

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of March 26, 2005, we had 791 franchised retail stores operating under the following brands:  Play it Again Sports®, Once Upon a Child®, Plato’s Closet® and Music Go Round®.  Management tracks closely the following criteria to evaluate current business operations and future prospects: royalties, franchise fees, growth in leased assets, selling, general and administrative expenses, franchise store openings and closings and franchise renewals.

Our most profitable sources of revenue are royalties earned from our franchise partners and franchise fees for new store openings and transfers.

During the first quarter of 2005, our royalties decreased $115,500 or 2.5% compared to the first quarter of 2004.  The decline was primarily due to lower Play It Again Sports® royalties of $205,500 partially offset by higher Plato’s Closet® royalties of $85,900.  Franchise fees decreased 1.3% compared to the same period last year and primarily reflect consistent new store openings.

To date, revenue generated from the Company’s leasing activities has been immaterial to the Company’s financial results, but is expected to be material for the remainder of 2005.  (See Note 6 — “Segment Reporting”.)

Management monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise store openings and closings and franchise renewals.  The following is a summary of our franchising store activity for the first quarter ended March 26, 2005:

					QUARTER ENDING 3/26/05
	TOTAL 12/25/04	OPENED/ PURCHASED	CLOSED/ SOLD	TOTAL 3/26/05	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Play It Again Sports® Franchised Stores — US and Canada	412	2	(4)	410	11	8

Once Upon A Child® Franchised Stores — US and Canada	208	1	(1)	208	7	5

Plato’s Closet® Franchised Stores	128	6	(1)	133	0	0

Music Go Round® Franchised Stores	41	0	(1)	40	0	0
Total	789	9	(7)	791	18	13

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the three months ended March 26, 2005, the Company renewed 13 franchise agreements of the 18 franchise agreements that were available for renewal.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the three months ended March 26, 2005, selling, general and administrative expense includes $515,300 related to the Company leasing activities.

	March 26, 2005	March 27, 2004
Selling, general and administrative expenses	$4,045,400	$3,318,300

Our ability to grow our profits is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchised stores, (iii) our ability to increase the leasing activity of Winmark Business Solutions and Winmark Capital Corporation and (iv) control our selling, general and administrative expenses.

Results of Operations

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Three Months Ended		First Quarter
	March 26, 2005	March 27, 2004	2005 over (under) First Quarter 2004
Revenue:
Royalties	63.2%	61.2%	(2.5% )
Merchandise sales	31.3	34.4	(14.1)
Franchise fees	2.6	2.6	(1.3)
Other	2.9	1.8	49.2
Total revenue	100.0%	100.0%	(5.5% )

Cost of merchandise sold	26.9	28.5	(10.8)
Selling, general and administrative expenses	56.6	43.9	21.9
Income from operations	16.5	27.6	(43.7)
Loss from equity investments	(1.3)	(0.3)	(287.2)
Gain on sale of marketable securities	0.3	2.5	(88.7)
Interest and other income	0.8	1.0	(21.6)
Income before income taxes	16.3	30.8	(50.0)
Provision for income taxes	(6.5)	(12.8)	52.1
Net income	9.8%	18.0%	(48.5% )

Comparison of Three Months Ended March 26, 2005 to Three Months Ended March 27, 2004

Revenue

Revenue for the quarter ended March 26, 2005 totaled $7.1 million compared to $7.6 million for the comparable period in 2004.

Royalties decreased to $4.5 million for the first quarter of 2005 from $4.6 million for the same period in 2004, a 2.5% decrease. The decline was primarily due to lower Play It Again Sports® royalties of $205,500 partially offset by higher Plato’s Closet® royalties of $85,900.  The decrease in Play It Again Sports® royalties is primarily due to having 12 fewer franchise stores open in the first quarter of 2005 compared to the same period last year.  The increase in Plato’s Closet® royalties is primarily due to having 22 additional franchise stores in the first quarter of 2005 compared to the same period last year.

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and retail sales at the Company-owned stores.  For the first quarter of 2005 and 2004, they were as follows:

	2005	2004
Direct Franchisee Sales	$1,702,800	$1,851,000
Retail	532,800	753,000
	$2,235,600	$2,604,000

Direct Franchisee Sales revenues decreased $148,200, or 8.0%, for the three months ended March 26, 2005 compared to the same period last year.  This is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having 12 fewer Play It Again Sports® stores open than one year ago.  Retail store sales decreased $220,200, or 29.2%, for the three months ended March 26, 2005 compared to the same period last year.  The revenue decline was primarily due to selling three Company-owned Music Go Round® stores in the first quarter of 2004.

Franchise fees decreased to $190,000 for the first quarter of 2005 compared to $192,600 for the first quarter of 2004.  The decrease is due to opening nine stores in the first quarter of 2005, compared to ten in the same period of 2004.

Other revenues increased to $204,700 for the first quarter of 2005 compared to $137,200 for the first quarter of 2004.  The increase is primarily due to $61,000 of lease income recognized in the first quarter of 2005.  There was no leasing income in the first quarter of 2004.

Cost of Merchandise Sold

Cost of merchandise sold decreased $232,400 or 10.8% for the first quarter of 2005 compared to the same period last year. The decrease was primarily due to selling three Company-owned Music Go Round® stores in the first quarter of 2004.

Cost of merchandise sold includes in-bound freight and the cost of merchandise sold to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and at Company-owned retail stores.  Occupancy costs of $91,100 and $125,400 for our Company-owned retail stores are included in selling, general and administrative expenses for the first quarter of 2005 and 2004, respectively.  The cost of merchandise sold as a percentage of Direct Franchisee Sales, and the cost of merchandise sold as a percentage of Company-owned retail revenue for the first quarter of 2005 and 2004 were as follows:

	2005	2004
Direct Franchisee Sales	96.1%	95.2%
Retail	53.4%	51.8%

The 1.6 percentage point increase in retail cost of goods sold is primarily due to discounting overstocked items at the Company-owned Music Go Round® store.

Selling, General and Administrative

The $727,100, or 21.9%, increase in selling, general and administrative expenses in the first three months of 2005 compared to the same period in 2004 is primarily due to increases in salaries and benefits, advertising production, conferences and compensation expense associated with stock options of $268,000, $151,000, $69,000 and $76,000, respectively.

Loss from Equity Investments

For the three months ended March 26, 2005, the Company recorded $80,700 and $13,400 losses from our investments in eFrame, LLC and Commercial Credit Group, Inc., respectively.  This compares to a loss of $24,300 from eFrame, LLC for the three months ended March 27, 2004.  This represents our pro rata share of losses for the period.  As of March 26, 2005, the Company owns 27.2% of the outstanding membership interests of eFrame and 21.5 % of the outstanding stock of Commercial Credit Group, on an as converted to common stock basis.

Gain on Sale of Marketable Securities

During the first quarter of 2005, the Company had a gain on the sale of marketable securities of $21,300 compared to $189,200 in 2004.   This was due to a sale of one of the Company’s marketable securities that was not repeated in the first quarter of 2005.

Interest and Other Income

During the first quarter of 2005, the Company had interest and other income of $60,000 compared to $76,500 of interest and other income in the first quarter of 2004.

Income Taxes

The provision for income taxes was calculated at an effective rate of 40% and 41.7% for the first quarter of 2005 and 2004, respectively.  The decrease is the result of a state tax liability relating to prior years that was settled during the first quarter of 2004.

Segment Comparison of the Three Months Ended March 26, 2005 to Three Months Ended March 27, 2004

        Franchising segment operating income (loss)

The franchising segment’s first quarter 2005 operating income decreased by $243,200 (8.1%) to $2.8 million from $3.0 million for the first quarter 2004.  The decrease in segment contribution was primarily due to lower royalty income of $115,500 (2.5%) and increased direct costs of $98,300 (4.8%).  The decrease in royalties was primarily due to lower Play It Again Sports royalties of $205,500 partially offset by higher Plato’s Closet royalties of $85,900.  The decrease in Play It Again Sports royalties is primarily due to having 12 fewer franchise stores open in the first quarter of  2005 compared to the same period last year.  The increase in Plato’s closet royalties is primarily due to having 22 additional franchise stores open in the first quarter of 2005 compared to the same period last year.  The increase in segment direct costs is primarily due to the Once Upon a Child conference taking place in the first quarter of 2005 compared to the second quarter of 2004.

        Leasing segment operating income (loss)

The leasing segment’s first quarter 2005 operating loss was ($454,400).  This loss was primarily due to $515,300 of direct costs associated with starting up the leasing segment in April 2004.  The company did not have the leasing segment during the first quarter of fiscal 2004.

        Other operating income (loss)

Other operating loss increased $216,100 or 23.8% to a loss of $1,125,900 during the first quarter of 2005 compared to a loss of $909,800 during the first quarter of 2004.  The increase is primarily due to higher salaries and benefits ($144,300) and increased compensation expenses associated with stock options ($76,000).  Please see our disclosure of segment reporting in Note 6 for explanation of what is included in other contribution.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have historically been cash flow from operations and credit agreement borrowings.  The components of the income statement that affect the liquidity of the Company include the following non-cash items: depreciation and compensation expense related to granting of stock options.  The most significant component of the balance sheet that affects liquidity is Long-term investments.  Long-term investments includes $11.1 million of illiquid investment in four private companies: Tomsten, Inc. eFrame, LLC, Commercial Credit Group, Inc. and BridgeFunds Limited.  The Company ended the first quarter of 2005 with $7.8 million in cash, cash equivalents and current marketable securities and a current ratio (current assets divided by current liabilities) of 3.3 to 1.0 compared to $7.4 million in cash and marketable securities and a current ratio of 3.7 to 1.0 at the end of the first quarter of 2004.

Operating activities provided cash of $1.4 million for the first quarter of 2005 compared to $1.8 million for 2004.  For 2005, components of the cash provided by changes in operating assets and liabilities include a $456,500 increase in accounts payable as a result of an increase in buying group activity.  Deferred franchise fee revenue provided cash of $234,100 primarily due to increased deposits on future store openings.  Income tax receivable provided cash of $208,800 due to utilizing prior year-end tax overpayments.  Components of cash utilized by operating assets and liabilities include a $83,700 decrease in accrued liabilities primarily due to lower accruals for employee bonuses.  Accounts receivable utilized $472,500 due primarily to an increase in buying group activity.

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

Investing activities used $753,800 of cash during the first quarter of 2005 compared to $566,800 for the same period last year, primarily due to the purchase of equipment for lease contracts and property and equipment in 2005 along with the purchase of investments and marketable securities, including the Company’s additional $500,000 equity investment in BridgeFunds, Limited, partially offset by proceeds on sale of marketable securities and principal collections on lease receivables.

Investing activities used $566,800 of cash during the first quarter of 2004 primarily due to the purchase of investments, including the Company’s additional $1.5 million equity investment in Tomsten, Inc., the parent company of Archiver’s, partially offset by cash flow generated from the Company’s operations.

Financing activities provided $426,300 of cash during the first quarter of 2004 on amounts received on the exercise of stock options.

As of March 26, 2005, the company had no material outstanding commitments for capital expenditures.

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

The Company believes that cash generated from future operations and cash and investments on hand, will be adequate to meet the Company’s current obligations including the investments in Commercial Credit Group, Inc. and BridgeFunds Limited, and operating needs.  The Company believes that the combination of its cash on hand, the cash generated from its franchising business, as well as its bank line of credit, will be adequate to fund its planned operations, including leasing activity, for the remainder of 2005.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performances of franchisees versus our estimates, our royalty revenue would be impacted.  During the first quarter of 2005, we collected $95,700 more than our estimate at December 25, 2004.  As of March 26, 2005, our royalty receivable was $1,130,100.

The Company collects franchise fees when franchise agreements are signed and recognizes the franchise fees as revenue when the store is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of our balance sheet.  As of March 26, 2005, our deferred franchise fees were $725,700.

Allowance for Doubtful Accounts

We make estimates of the uncollectability of our accounts and notes receivables.  We base the adequacy of the allowance on historical bad debts, current economic trends and specific analysis of each franchisee’s payment trends and credit worthiness.  If any of the above noted items would be significantly different than estimates, our results could be different.  As of March 26, 2005, our gross trade and notes receivable were $1,475,700 and $98,300 and our accounts receivable reserve for these items equaled $190,000.  This compares with an accounts and notes receivable reserve of $210,200 as of December 25, 2004.

Impairment of Long-term Investments

On an annual basis, the Company evaluates its’ long-term investments for impairment.  The impairment, if any, is measured by the difference between the assets’ carrying amount and their fair value, based on the best information available, including market prices, discounted cash flow analysis or other financial metrics that management utilizes to help determine fair value.  Judgments made by management related to the fair value of its’ long-term investments are affected by factors such as the ongoing financial performance of the Investees, additional capital raises by the Investees as well as general changes in the economy.  Over the past three years, we have not recorded an impairment charge regarding any of our long-term investments.  (See Note 1.)

Factors That May Affect Future Results

The statements contained in this Item 2  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, our statement that we will have adequate capital and reserves to meet our current and contingent obligations and operating needs are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements.

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company had no debt outstanding at March 26, 2005.  A one percent change in interest rates would not have a significant impact on the Company’s fixed rate debt.

Approximately $0.6 million of our investments at March 26, 2005 was invested in fixed income securities and $5.7 million of cash and cash equivalents in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.  A one percent change in interest rates may have a significant impact on the fair value of our fixed income investments.

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

PART II.           OTHER INFORMATION

ITEMS 1 - 5:

Not applicable.

Item 6:   Exhibits

10.1	Amended and Restated Stock Option Plan for Non-Employee Directors

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b.)  Reports on Form 8-K

On February 9, 2005, the Company filed an 8-K related to its fiscal 2004 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINMARK CORPORATION

Date: May 9, 2005	By:	/s/ John L. Morgan
John L. Morgan Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: May 9, 2005	By:	/s/ Brett D. Heffes
Brett D. Heffes Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED MARCH 26, 2005

Exhibit No.	Description

Exhibit 10.1 —	Amended and Restated Stock Option Plan for Non-Employee Directors

Exhibit 31.1 —	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Chief Financial Officer and Treasurer under Section 906 of the Sarbanes-Oxley Act of 2002