Form 10-K/A
period 2004-12-25
WINMARK CORP
filed 2005-05-13
CIK 908315

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-1

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

Shares of no par value Common Stock outstanding as of May 5, 2005: 6,084,547 shares.

EXPLANATORY NOTE

This Form 10-K/A-1 is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 25, 2004 filed on March 16, 2005 for the sole purpose of correcting the signature page to properly identify our principal financial officer and principal accounting officer, and include the signature of the principal accounting officer, Gary Stofferahn.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINMARK CORPORATION AND SUBSIDIARY

By: /s/ JOHN L. MORGAN	Date: May 12, 2005
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

SIGNATURE	TITLE	DATE

/s/ JOHN L. MORGAN	Chairman of the Board and Chief Executive Officer	May 12, 2005
John L. Morgan	(principal executive officer)

/s/ BRETT D. HEFFES	Chief Financial Officer and Treasurer	May 12, 2005
Brett D. Heffes	(principal financial officer)

/s/ GARY STOFFERAHN	Controller	May 12, 2005
Gary Stofferahn	(principal accounting officer)

/s/ KIRK A. MACKENZIE*	Vice Chairman and Director	March 15, 2005
Kirk A. MacKenzie

/s/ WILLIAM D. DUNLAP, JR.*	Director	March 15, 2005
William D. Dunlap, Jr.

/s/ JENELE C. GRASSLE*	Director	March 15, 2005
Jenele C. Grassle

/s/ PAUL C. REYELTS*	Director	March 15, 2005
Paul C. Reyelts

/s/ MARK L. WILSON*	Director	March 15, 2005
Mark L. Wilson

* Previously signed.