Form 10-Q
period 2005-06-25
WINMARK CORP
filed 2005-08-08
CIK 908315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 25, 2005

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

Common stock, no par value, 5,972,572 shares outstanding as of August 4, 2005.

WINMARK CORPORATION

PART I.    FINANCIAL INFORMATION

Item 1:          Financial Statements

WINMARK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 25, 2005	December 25, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$6,725,800	$5,983,500
Marketable securities	352,300	1,390,800
Receivables, less allowance for doubtful accounts of $198,200 and $202,000	2,156,600	2,019,800
Income tax receivable	526,900	350,300
Inventories	390,600	419,600
Prepaid expenses and other	409,500	304,500
Deferred income taxes	492,600	492,600
Total current assets	11,054,300	10,961,100

Net investment in leasing operations	2,492,200	1,679,700
Long-term investments and marketable securities	11,985,600	10,932,600
Long-term notes receivables, net	25,000	54,400
Property and equipment, net	470,800	293,600
Other assets, net	669,500	654,600
Deferred income taxes	196,400	196,400
	$26,893,800	$24,772,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$800,900	$1,063,800
Accrued liabilities	1,600,000	1,299,300
Current deferred revenue	882,900	611,800
Total current liabilities	3,283,800	2,974,900

Long-term deferred revenue	315,300	239,200

Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 6,110,787 and 5,964,547 shares issued and outstanding, respectively	5,700,900	5,186,300
Other comprehensive income	4,900	25,600
Retained earnings	17,588,900	16,346,400

Total shareholders’ equity	23,294,700	21,558,300
	$26,893,800	$24,772,400

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
REVENUE:
Royalties	$4,208,700	$4,002,800	$8,723,100	$8,632,700
Merchandise sales	1,712,000	2,313,500	3,947,600	4,917,500
Franchise fees	225,000	200,100	415,000	392,700
Other	218,100	144,100	422,800	281,300
Total revenue	6,363,800	6,660,500	13,508,500	14,224,200

COST OF MERCHANDISE SOLD	1,400,300	1,956,300	3,320,300	4,108,700

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,987,000	3,446,700	8,032,400	6,765,000

Income from operations	976,500	1,257,500	2,155,800	3,350,500

LOSS FROM EQUITY INVESTMENTS	(89,200)	(58,100)	(183,300)	(82,400)

GAIN (LOSS) ON SALE OF MARKETABLE SECURITIES	(3,900)	(15,400)	17,400	173,800

INTEREST AND OTHER INCOME	74,000	26,500	134,000	103,000

Income before income taxes	957,400	1,210,500	2,123,900	3,544,900

PROVISION FOR INCOME TAXES	(414,800)	(484,200)	(881,400)	(1,458,300)

NET INCOME	$542,600	$726,300	$1,242,500	$2,086,600

EARNINGS PER SHARE – BASIC	$.09	$.12	$.21	$.36

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	6,097,003	5,873,719	6,030,909	5,789,463

EARNINGS PER SHARE – DILUTED	$.08	$.11	$.19	$.32

WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	6,516,921	6,548,548	6,471,219	6,444,967

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 25, 2005	June 26, 2004
OPERATING ACTIVITIES:
Net income	$1,242,500	$2,086,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	88,700	56,400
Amortization	—	1,800
Provision for credit losses	39,100	1,500
Compensation expense related to granting of stock options	324,200	172,200
Gain on sale of marketable securities	(17,400)	(173,800)
Loss from equity investments	183,300	82,400
Deferred gain on building sale	—	(90,100)
Deferred initial direct costs, net of amortization	(24,200)	—
Tax benefit on exercised options	306,300	336,600
Change in operating assets and liabilities:
Receivables	(107,400)	100,800
Income tax receivable	(156,300)	—
Inventories	29,000	139,000
Prepaid expenses and other	(105,000)	142,900
Accounts payable	(262,900)	(386,500)
Accrued liabilities	300,700	(336,700)
Deferred revenue	347,200	202,900
Net cash provided by operating activities	2,187,800	2,336,000

INVESTING ACTIVITIES:
Proceeds on sale of marketable securities	1,474,800	1,160,400
Purchase of marketable securities	(196,200)	(105,400)
Purchase of investments	(1,500,000)	(1,500,000)
Purchase of property and equipment	(265,900)	(112,100)
Additions to other assets	(14,900)	(23,200)
Proceeds from sale of property and equipment	—	14,400
Purchase of equipment for lease contracts	(1,104,000)	(102,300)
Principal collections on lease receivables	238,300	1,600
Additions to advance and security deposits	38,300	3,900
Net cash used for investing activities	(1,329,600)	(662,700)

FINANCING ACTIVITIES:
Repurchase of common stock	(944,100)	—
Proceeds from stock option exercises	828,200	1,341,000
Net cash provided by (used for) financing activities	(115,900)	1,341,000

INCREASE IN CASH AND CASH EQUIVALENTS	742,300	3,014,300
Cash and cash equivalents, beginning of period	5,983,500	4,153,300
Cash and cash equivalents, end of period	$6,725,800	$7,167,600

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for income taxes	$626,200	$1,363,000

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

Revenues and operating results for the six months ended June 25, 2005  are not necessarily indicative of the results to be expected for the full year.

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

On October 8, 2004, the Company agreed to make a $2.0 million equity investment in Commercial Credit Group, Inc., a newly formed equipment leasing company specializing in construction, transportation and waste management equipment.  At closing, the Company paid $1.5 million for approximately 21.5% of the outstanding equity of Commercial Credit Group.  The Company made the remaining $500,000 investment on May 20, 2005 and owns approximately 23.6% of the outstanding equity of Commercial Credit Group.  This investment is recorded using the equity method.

On October 13, 2004, Winmark Corporation made a commitment to lend $2.0 million to BridgeFunds Limited at an annual rate of 12% pursuant to several senior subordinated promissory notes.  BridgeFunds Limited advances funds to claimants involved in civil litigation to cover litigation expenses.  The proceeds of the loans will be used to fund these advances.  On October 13, 2004, February 9, 2005 and May 24, 2005, Winmark Corporation funded $500,000, $500,000 and $500,000, respectively, of such $2.0 million commitment; BridgeFunds can draw down the remaining $500,000 when they meet specific business milestones.  In addition, Winmark Corporation has received a warrant to purchase 20% of the equity of BridgeFunds on a fully diluted basis.

Net Investment in Leasing Operations

Net investment leasing consists of future lease payments plus the present value of the residual value (collectively referred to as the “gross investment”).  Residual value is the estimated fair market value at lease termination.  The difference between the gross investment in the lease and the cost (or carrying amount, if different) of the leased property is recorded as unearned revenue.  The net investment in the lease is the gross investments plus capitalized initial direct costs less unearned revenue and provision for credit losses.  The unearned revenue is amortized to leasing revenues over the lease term to produce a constant percentage return on the net investment, regardless of whether the lease is discounted.

The Company’s net investment in leasing operations of $2,492,200 at June 25, 2005 includes direct finance lease receivables, net of $629,600 of unearned income, which become due over the next five years.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”).  SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period.  For the Company, comprehensive income (loss) consists of unrealized holding gains and losses, net of tax, from investments classified as “available-for-sale.”  In the second quarter of 2005 and 2004, we recognized tax benefits directly to shareholders equity of $3,900 and $13,600, respectively, relating to mark to market adjustment on our investments.

Comprehensive income and the components of other comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Net income	$542,600	$726,300	$1,242,500	$2,086,600
Other comprehensive income (loss)	6,600	(22,800)	(20,700)	(143,000)
Total comprehensive income	$549,200	$703,500	$1,221,800	$1,943,600

Accounting for Stock-Based Compensation

The Company adopted in 2002 the fair value method recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement No. 123) using the prospective method as provided by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  Historically, the Company had applied the intrinsic value method permitted under Statement 123, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for our stock-based compensation plans.  Accordingly, no compensation cost has been recognized for our stock option plans prior to 2002.  Compensation expense of $162,100 and $86,100 relating to the vested portion of the fair value of stock options granted subsequent to adoption of the fair value method has been expensed to “Selling, General and Administration Expenses” in the second quarter of 2005 and 2004, respectively.

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

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Net Income as reported	$542,600	$726,300	$1,242,500	$2,086,600
Add: stock-based employee compensation expense included in reported net income, net of related tax effects.	92,400	53,900	189,700	107,800
Deduct: total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects.	(133,000)	(101,500)	(275,900)	(203,000)
Pro forma net income	$502,000	$678,700	$1,156,300	$1,991,400

Net income per common share:
Basic - as reported	$.09	$.12	$.21	$.36
Basic - pro forma	$.08	$.12	$.19	$.34
Diluted - as reported	$.08	$.11	$.19	$.32
Diluted - pro forma	$.08	$.10	$.18	$.31

In accordance with SFAS 123, the fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2004	$11.33/$13.81/$11.65	3.97%/3.87%/3.54%	5/7/5	48.8%/46.1%/46.1%	none
2003	$10.12	3.76%	7	49.7%	none

As of June 25, 2005, the Company had a total of 802,188 stock options and warrants outstanding with an average price of $10.35, of which 568,438 were exercisable as of June 25, 2005.

Reclassification

Certain amounts in the June 26, 2004 financial statements have been reclassified to conform with the June 25, 2005 presentation.  These reclassifications have no effect on net income or shareholders’ equity as previously reported.

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

3.              Earnings Per Share:

The Company calculates earnings per share in accordance with SFAS No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Earnings Per Share - Basic.  The Company calculates Earnings Per Share - Dilutive by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method.  The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of 419,918 and 674,829 stock options and warrants for the three months ended and 440,310 and 655,504 for the six months ended June 25, 2005  and June 26, 2004, respectively.

Options totaling 25,519 and 16,964 shares for the three months and six months ended June 25, 2005, respectively, were outstanding but were not included in the calculation of Earnings Per Share — Diluted because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be anti-dilutive, or decrease the number of weighted average shares.

During the three months ended June 25, 2005, the Company purchased 52,350 (50,000 from an officer of the Company) shares of its common stock for an aggregate purchase price of $944,100 or $18.0344 per share.

As of June 25, 2005, the Company has the authorization to repurchase up to an additional 177,673 shares.

4.              Other Contingencies:

In addition to the operating leases obligations disclosed in footnote 10 of the Company’s Form 10-K for the year ended December 25, 2004, the Company has remained a guarantor on leases for Company-owned retail stores that have been either sold (As of June 25, 2005, the Company was a guarantor on $346,200 of lease payments through October 2008 and had a reserve of $41,000 related to this guarantee.) or closed.  These leases have various expiration dates through 2008.  The Company believes it has adequate accruals for any future liability.

5.              Subsequent Events:

Subsequent to June 25, 2005, the Company purchased 137,817 shares of its common stock for an aggregate purchase price of $2,590,200 or $18.7946 per share.

In July of 2005, the Company entered into an agreement to terminate its leasehold interest relating to the Company’s Music Go Round® store in Minneapolis, Minnesota.  The Company will receive $185,000 between August 1, 2005 and November 1, 2005 as consideration for such early termination.  Subsequent to the signing of the agreement, the Company closed its Music Go Round® store and is in the process of liquidating the inventory.

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

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Revenue:
Franchising	$6,270,500	$6,657,800	$13,354,300	$14,221,500
Leasing	93,300	2,700	154,200	2,700
Total revenue	$6,363,800	$6,660,500	$13,508,500	$14,224,200

Reconciliation to operating income (loss):
Franchising segment contribution	$2,617,900	$2,257,200	$5,377,500	$5,260,000
Leasing segment contribution	(421,100)	(161,400)	(875,500)	(161,400)
Other contribution(1)	(1,220,300)	(838,300)	(2,346,200)	(1,748,100)
Total operating income	$976,500	$1,257,500	$2,155,800	$3,350,500

Depreciation and amortization:
Franchising	$—	$11,000	$18,800	$29,400
Leasing	600	—	1,200	—
Unallocated	45,100	18,300	68,700	28,800
Total depreciation and amortization	$45,700	$29,300	$88,700	$58,200

	As of
	June 25, 2005	December 25, 2004
Identifiable assets:
Franchising	$3,618,800	$3,185,500
Leasing	4,347,000	1,944,900
Unallocated	18,928,000	19,642,000
Total	$26,893,800	$24,772,400

Note:

(1)

Other contribution represents unallocated shared-service costs such as corporate executive management, occupancy, management information services, account services, telephone expense and human resources.

Item 2:          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

 As of June 25, 2005, we had 794 franchised retail stores operating under the following brands:  Play it Again Sports®, Once Upon a Child®, Plato’s Closet® and Music Go Round®.  Management tracks closely the following criteria to evaluate current business operations and future prospects: royalties, franchise fees, leasing activity, selling, general and administrative expenses, franchise store openings and closings and franchise renewals.

Our most profitable sources of franchising revenue are royalties earned from our franchise partners and franchise fees for new store openings and transfers.

During the first six months of 2005, our royalties increased $90,400 or 1.0% compared to the first six months of 2004.  Franchise fees grew 5.7% compared to the same period last year and primarily reflect new store openings in all brands.  During the first six months of 2005, revenue generated from the Company’s leasing activities has been $154,200 compared to $2,700 in the same period last year.  (See Note 5 — “Segment Reporting”.)  The Company’s net investment in leasing operations was $2.5 million at June 25, 2005.

Management monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise store openings and closings and franchise renewals.  The following is a summary of our franchising store activity for the six months ended June 25, 2005:

					SIX MONTHS ENDING 6/25/05
	TOTAL 12/25/04	OPENED/ PURCHASED	CLOSED/ SOLD	TOTAL 6/25/05	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Play It Again Sports®
Franchised Stores - US and Canada	412	3	(11)	404	18	16

Once Upon A Child®
Franchised Stores - US and Canada	208	3	(2)	209	10	10

Plato’s Closet®
Franchised Stores	128	14	(1)	141	0	0

Music Go Round®
Franchised Stores	41	0	(1)	40	0	0

Total	789	20	(15)	794	28	26

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the six months ended June 25, 2005, the Company renewed 26 franchise agreements of the 28 franchise agreements that were available for renewal.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the six months ended June 25, 2005, selling, general and administrative expense includes $1,029,800 related to the Company leasing activities compared to $164,100 in the same period of 2004.

	Six Months Ended
	June 25, 2005	June 26, 2004
Selling, general and administrative expenses	$8,032,400	$6,765,000

Our ability to grow our profits is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchised stores, (iii) increase the leasing activity of Winmark Business Solutions and Winmark Capital Corporation and (iv) control our selling, general and administrative expenses.

Results of Operations

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Revenue:
Royalties	66.2%	60.1%	64.6%	60.7%
Merchandise sales	26.9	34.7	29.2	34.6
Franchise fees	3.5	3.0	3.1	2.7
Other	3.4	2.2	3.1	2.0
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of merchandise sold	(22.0)	(29.4)	(24.6)	(28.9)
Selling, general and administrative expenses	(62.7)	(51.7)	(59.5)	(47.5)
Income from operations	15.3	18.9	15.9	23.6
Loss from equity investments	(1.4)	(0.9)	(1.3)	(0.6)
Gain (loss) on sale of investments	(0.2)	(0.2)	—	1.2
Interest and other income	1.3	0.4	1.1	0.7
Income before income taxes	15.0	18.2	15.7	24.9
Provision for income taxes	(6.5)	(7.3)	(6.5)	(10.2)
Net income	8.5%	10.9%	9.2%	14.7%

Comparison of Three Months Ended June 25, 2005 to Three Months Ended June 26, 2004

Revenue

Revenue for the quarter ended June 25, 2005 totaled $6.4 million compared to $6.7 million for the comparable period in 2004.

Royalties increased to $4.2 million for the second quarter of 2005 from $4.0 million for the same period in 2004, a 5.1% increase. The increase was due to higher Plato’s Closet® and Once Upon A Child® royalties of $169,600 and $91,200, respectively, partially offset by lower Play It Again Sports® and Music Go Round® royalties of $38,300 and $16,600, respectively.  The decrease in Play It Again Sports® royalties is primarily due to having 14 fewer franchise stores open in the second quarter of 2005 compared to the same period last year.  The increase in Plato’s Closet®  and Once Upon A Child® royalties is primarily due to having 27 additional Plato’s Closet® franchise stores in the second quarter of 2005 compared to the same period last year and higher franchisee retail sales in both brands.

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and retail sales at the Company-owned stores.  For the second quarter of 2005 and 2004, they were as follows:

	2005	2004
Direct Franchisee Sales	$1,182,400	$1,756,600
Retail	529,600	556,900
	$1,712,000	$2,313,500

Direct Franchisee Sales revenues decreased $574,200, or 32.6%, for the three months ended June 25, 2005 compared to the same period last year.  This is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having 14 fewer Play It Again Sports® stores open than one year ago.  Retail store sales decreased $27,300, or 4.9%, for the three months ended June 25, 2005 compared to the same period last year.  The revenue decline was primarily due to lower sales at the Company-owned Music Go Round® store.

Franchise fees increased to $225,000 for the second quarter of 2005 compared to $200,100 for the second quarter of 2004.  The increase is due to opening eleven stores in the second quarter of 2005, compared to nine in the same period of 2004.

Other revenues increased to $218,100 for the second quarter of 2005 compared to $144,100 for the second quarter of 2004.  The increase is primarily due to $93,300 of lease income recognized in the second quarter of 2005.  There was $2,700 of leasing income in the second quarter of 2004.

Cost of Merchandise Sold

Cost of merchandise sold decreased $556,000 or 28.4% for the second quarter of 2005 compared to the same period last year.  The decrease is directly proportional to the corresponding decrease in direct franchisee sales discussed in the revenue section.

Cost of merchandise sold includes in-bound freight and the cost of merchandise sold to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and at Company-owned retail stores.  Occupancy costs of $94,600 and $90,100 for our Company-owned retail stores are included in selling, general and administrative expenses for the second quarter of 2005 and 2004, respectively.  The cost of merchandise sold as a percentage of Direct Franchisee Sales, and the cost of merchandise sold as a percentage of Company-owned retail revenue for the second quarter of 2005 and 2004 were as follows:

	2005	2004
Direct Franchisee Sales	95.0%	95.7%
Retail	52.3%	50.0%

The 2.3 percentage point increase in retail cost of goods sold is primarily due to discounting overstocked items at the Company-owned Music Go Round® store in the 2005 period.

Selling, General and Administrative

The $540,300, or 15.6%, increase in selling, general and administrative expenses in the three months ended June 25, 2005 compared to the same period in 2004 is primarily due to increases in salaries and benefits and compensation expense associated with stock options of $451,000 and $76,000, respectively.

Loss from Equity Investments

For the three months ended June 25, 2005, the Company recorded $88,600 and $600 losses from our investments in eFrame, LLC and Commercial Credit Group, Inc., respectively.  This compares to a loss of $58,100 from eFrame, LLC for the three months ended June 26, 2004.  This represents our pro rata share of losses for the period.  As of June 25, 2005, the Company owns 27.2% of the outstanding membership interests of eFrame and 23.6 % of the outstanding stock of Commercial Credit Group, on an as converted to common stock basis.

Gain (Loss) on Sale of Marketable Securities

During the second quarter of 2005, the Company had a loss on the sale of marketable securities of $3,900 compared to a loss of $15,400 in 2004.

Interest and Other Income

During the second quarter of 2005, the Company had interest and other income of $74,000 compared to $26,500 of interest and other income in the second quarter of 2004.  The increase is primarily due to interest received on the BridgeFunds Limited promissory notes.

Income Taxes

The provision for income taxes was calculated at an effective rate of 43.3% and 40.0% for the second quarter of 2005 and 2004, respectively.  The higher effective tax rate in 2005 compared to 2004 reflects a higher amount of non-deductible expenses.

Comparison of Six Months Ended June 25, 2005 to Six Months Ended June 26, 2004

Revenue

Revenue for the six months ended June 25, 2005 totaled $13.5 million compared to $14.2 million for the comparable period in 2004.

Royalties increased to $8.7 million for the first six months of 2005 from $8.6 million for the same period in 2004, a 1.0% increase. The increase was due to higher Plato’s Closet® and Once Upon A Child® royalties of $255,500 and $88,300, respectively, partially offset by lower Play It Again Sports® and Music Go Round® royalties of $243,800 and $9,600, respectively.  The decrease in Play It Again Sports® royalties is primarily due to having 14 fewer franchise stores open in the first six months of 2005 compared to the same period last year.  The increase in Plato’s Closet®  and Once Upon A Child® royalties is primarily due to having 27 additional Plato’s Closet® franchise stores in the first six months of 2005 compared to the same period last year and higher retail sales in both brands.

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and retail sales at the Company-owned stores.  For the first six months of 2005 and 2004, they were as follows:

	2005	2004
Direct Franchisee Sales	$2,885,100	$3,607,600
Retail	1,062,500	1,309,900
	$3,947,600	$4,917,500

Direct Franchisee Sales revenues decreased $722,500, or 20.0%, for the six months ended June 25, 2005 compared to the same period last year.  This is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having 14 fewer Play It Again Sports® stores open than one year ago.  Retail store sales decreased $247,400, or 18.9%, for the six months ended June 25, 2005 compared to the same period last year.  The revenue decline was primarily due to selling three Company-owned Music Go Round® store in the first quarter of 2004.

Franchise fees increased to $415,000 for the first six months of 2005 compared to $392,700 for the first six months of 2004.  The increase is due to opening twenty stores in the first six months of 2005, compared to nineteen in the same period of 2004.

Other revenues increased to $422,800 for the first six months of 2005 compared to $281,300 for the first six months of 2004.  The increase is primarily due to $154,300 of lease income recognized in the first six months of 2005.  There was $2,700 of leasing income in the first six months of 2004.

Cost of Merchandise Sold

Cost of merchandise sold decreased $788,400 or 19.2% for the first six months of 2005 compared to the same period last year.  The decrease is directly proportional to the corresponding decrease in direct franchise sales discussed in the revenue section.

Cost of merchandise sold includes in-bound freight and the cost of merchandise sold to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and at Company-owned retail stores.  Occupancy costs of $185,700 and $215,500 for our Company-owned retail stores are included in selling, general and administrative expenses for the first six months of 2005 and 2004, respectively.  The cost of merchandise sold as a percentage of Direct Franchisee Sales, and the cost of merchandise sold as a percentage of Company-owned retail revenue for the first six months of 2005 and 2004 were as follows:

	2005	2004
Direct Franchisee Sales	95.6%	95.4%
Retail	52.9%	51.0%

The 1.9 percentage point increase in retail cost of goods sold is primarily due to discounting overstocked items at the Company-owned Music Go Round® store.

Selling, General and Administrative

The $1,267,400, or 18.7%, increase in selling, general and administrative expenses in the first six months ended June 25, 2005 compared to the same period in 2004 is primarily due to increases in salaries and benefits, staff recruiting, legal fees, provision for bad debts and compensation expense associated with stock options of $718,400, $61,400, $59,400, $60,300 and $152,000, respectively.

Loss from Equity Investments

For the six months ended June 25, 2005, the Company recorded losses of $169,300 and $14,000 from our investments in eFrame, LLC and Commercial Credit Group, Inc., respectively.  This compares to a loss of $82,400 from eFrame, LLC for the six months ended June 26, 2004.  This represents our pro rata share of losses for the period.  As of June 25, 2005, the Company owns 27.2% of the outstanding membership interests of eFrame and 23.6 % of the outstanding stock of Commercial Credit Group, on an as converted to common stock basis.  See the section in this quarterly report on Form 10-Q entitled “Factors That May Affect Future Results”.

Gain on Sale of Marketable Securities

During the first six months of 2005, the Company had a gain on the sale of marketable securities of $17,400 compared to a gain of $173,800 in 2004.  This was due to a sale of one of the Company’s marketable securities in 2004 that was not repeated in the first six months of 2005.

Interest and Other Income

During the first six months of 2005, the Company had interest and other income of $134,000 compared to $103,000 of interest and other income in the first six months of 2004.  The increase is primarily due to interest received on the BridgeFunds Limited promissory notes.

Income Taxes

The provision for income taxes was calculated at an effective rate of 41.5% and 41.1% for the first six months of 2005 and 2004, respectively.  The higher effective tax rate in 2005 compared to 2004 reflects a higher amount of non-deductible expenses.

Segment Comparison of the Three Months Ended June 25, 2005 to

Three Months Ended June 26, 2004

Franchising segment operating income (loss)

The franchising segment’s second quarter 2005 operating income increased by $360,300 or 16.0% to $2.6 million from $2.3 million for the second quarter 2004.  The increase in segment contribution was primarily due to higher royalty income of $205,900 or 5.1% and decreased direct costs of $186,600 or 8.6%.  The increase in royalties was primarily due to higher Plato’s Closet® and Once Upon A Child® royalties of $169,600 and $91,200, respectively, partially offset by lower Play It Again Sports® and Music Go Round® royalties of $38,300 and $16,600, respectively.  The decrease in Play It Again Sports® royalties is primarily due to having 14 fewer franchise stores open in the second quarter of 2005 compared to the same period last year.  The increase in Plato’s Closet® and Once Upon A Child®  royalties is primarily due to having 27 additional franchise stores open in the second quarter of 2005 compared to the same period last year and higher franchisee retail sales in both brands.  The decrease in segment direct costs is primarily due to the Once Upon a Child® conference taking place in the first quarter of 2005 compared to $98,300 in the second quarter of 2004 and lower salaries and benefits.

Leasing segment operating income (loss)

The leasing segment’s second quarter 2005 operating loss increased $259,700 or 160.9% to ($421,100) compared to a loss of ($161,400) during the second quarter of 2004.  This loss was primarily due to $514,400 of direct costs associated with starting up the leasing segment offset by a $90,600 increase in leasing income.

Other operating income (loss)

Other operating loss increased $381,900 or 45.6% to a loss of $1,220,300 during the second quarter of 2005 compared to a loss of $838,400 during the second quarter of 2004.  The increase is primarily due to higher salaries and benefits ($178,500), rent ($47,000) and increased compensation expenses associated with stock options ($76,000).  Please see our disclosure of segment reporting in Note 6 for explanation of what is included in other contribution.

Segment Comparison of the Six Months Ended June 25, 2005 to

Six Months Ended June 26, 2004

Franchising segment operating income (loss)

The franchising segment’s first six months of 2005 operating income increased by $117,400 or 2.2% to $5.4 million from $5.3 million for the first six months of 2004.  The increase in segment contribution was primarily due to higher royalty income of $90,400 or 1.0%.  The increase in royalties was primarily due to higher Plato’s Closet® and Once Upon A Child® royalties of $255,500 and $88,300, respectively, partially offset by lower Play It Again Sports® and Music Go Round® royalties of $243,800 and $9,600, respectively.  The decrease in Play It Again Sports® royalties is primarily due to having 14 fewer franchise stores open in the first six months of 2005 compared to the same period last year.  The increase in Plato’s Closet® and Once Upon A Child®  royalties is primarily due to having 27 additional Plato’s Closet® franchise stores open in the first six months of 2005 compared to the same period last year and higher franchisee retail sales in both brands.

Leasing segment operating income (loss)

The leasing segment’s first six months of 2005 operating loss increased $714,100 or 442.4% to ($875,500) compared to a loss of ($161,400) during the first six months of 2004.  This increase was primarily due to $1,029,800 of direct costs associated with starting up the leasing segment.  The company had leasing segment direct costs of $164,100 during the first six months of 2004. The company did not have the leasing segment during the first quarter of fiscal 2004.

Other operating income (loss)

Other operating loss increased $598,100 or 34.2% to a loss of $2,346,200 during the first six months of 2005 compared to a loss of $1,748,100 during the first six months of 2004.  The increase is primarily due to higher salaries and benefits ($322,700) and increased compensation expenses associated with stock options ($152,000).  Please see our disclosure of segment reporting in Note 6 for explanation of what is included in other contribution.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have historically been cash flow from operations and credit agreement borrowings.  The components of the income statement that affect the liquidity of the Company include the following non-cash items: depreciation and compensation expense related to granting of stock options.  The most significant component of the balance sheet that affects liquidity is Long-term investments.  Long-term investments include illiquid investments in four private companies: Tomsten, Inc. eFrame, LLC, Commercial Credit Group, Inc. and BridgeFunds Limited.  The Company ended the second quarter of 2005 with $7.1 million in cash, cash equivalents and current marketable securities and a current ratio (current assets divided by current liabilities) of 3.4 to 1.0 compared to $8.6 million in cash and marketable securities and a current ratio of 4.2 to 1.0 at the end of the second quarter of 2004.

Operating activities provided cash of $2.2 million for the first six months of 2005 compared to $2.3 million for 2004.  For 2005, components of the cash provided by changes in operating assets and liabilities include an increase in deferred franchise fee revenue of $347,200 primarily due to increased deposits on future store openings.  Accrued liabilities provided cash of $300,700 due to increased bonus and conference accruals.  Components of cash utilized by operating assets and liabilities include a $262,900 decrease in accounts payable primarily due to lower buying group activity.  Accounts receivable utilized $107,400 due primarily to an decrease in buying group activity.

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

Investing activities used $1,329,600 of cash during the first six months of 2005 compared to $662,700 for the same period last year, primarily due to the purchase of equipment for lease contracts and property and equipment in 2005 along with the purchase of investments and marketable securities, including the Company’s additional $1.0 million equity investment in BridgeFunds Limited and $500,000 additional investment in Commercial Credit Group, partially offset by proceeds on sale of marketable securities and principal collections on lease receivables.

Investing activities used $662,700 of cash during the first six months of 2004, primarily due to the purchase of investments in both periods, including the Company’s additional $1.5 million equity investment in Tomsten, Inc., the parent company of Archiver’s, partially offset by proceeds on sale of marketable securities.

Financing activities used $115,900 of cash during the first six months of 2005 due to the repurchase of Company common stock, partially offset by amounts received on the exercise of stock options.

Financing activities provided $1.3 million of cash during the first six months of 2004 consisting of amounts received on the exercise of stock options.

As of June 25, 2005, the company had no material outstanding commitments for capital expenditures.

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

The Company believes that cash generated from future operations and cash and investments on hand, will be adequate to meet the Company’s current obligations including the investment in BridgeFunds Limited, and operating needs.  The Company believes that the combination of its cash on hand, the cash generated from its franchising business, as well as its bank line of credit, will be adequate to fund its planned operations, including leasing activity, for the remainder of 2005.

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

Revenue Recognition – Royalty Revenue and Franchise Fees

The Company collects royalties from each franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performances of franchisees versus our estimates, our royalty revenue would be impacted.  During the first six months of 2005, we collected $102,800 more than our estimate at December 25, 2004.  As of June 25, 2005, our royalty receivable was $1,190,300.

The Company collects franchise fees when franchise agreements are signed and recognizes the franchise fees as revenue when the store is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of our balance sheet.  As of June 25, 2005, our deferred franchise fees were $750,700.

Allowance for Doubtful Accounts

We make estimates of the uncollectability of our accounts and notes receivables.  We base the adequacy of the allowance on historical bad debts, current economic trends and specific analysis of each franchisee’s payment trends and credit worthiness.  If any of the above noted items would be significantly different than estimates, our results could be different.  As of June 25, 2005, our gross trade and notes receivable were $1,025,800 and $83,500 and our accounts receivable reserve for these items equaled $202,000.  This compares with an accounts and notes receivable reserve of $210,200 as of December 25, 2004.

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

Factors That May Affect Future Results

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, our statement that we will have adequate capital to meet our current and contingent obligations and operating needs are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements.  See the section appearing in our annual report on Form 10-K for the fiscal year ended December 25, 2004 entitled “Outlook – Risk Factors – Minority Investments”.

Item 3:          Quantitative and Qualitative Disclosures About Market Risk

The Company had no debt outstanding at June 25, 2005.  A one percent change in interest rates would not have a significant impact on the Company.

Approximately $4.7 million of our cash and cash equivalents at June 25, 2005 were invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

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

Item 4:          Submission of Matters to a Vote of Security Holders

At the Annual Shareholders meeting held on May 4, 2005 the Company submitted to a vote of security-holders the following matters which received the indicated votes:

1.               Approving setting the number of members of the Board of Directors at seven (7):

For: 4,212,978	Against: 1,750	Abstain: 0	Broker Non-Vote: 0

2.               Election of Directors:

	For:	Withhold:
John L. Morgan	4,207,778	6,950
Stephen M. Briggs	4,207,778	6,950
William D. Dunlap, Jr.	4,212,978	1,750
Jenele C. Grassle	4,189,251	25,477
Kirk A. MacKenzie	4,194,551	20,177
Paul C. Reyelts	4,212,978	1,750
Mark L. Wilson	4,212,978	1,750

3.               Amend and restate the Stock Option Plan for Non-employee Directors:

For: 2,732,681	Against: 32,382	Abstain: 4,850	Broker Non-Vote: 1,444,815

4.               Ratifying the appointment of KPMG LLP as independent auditors for the 2005 fiscal year:

For: 4,213,528	Against: 100	Abstain: 1,100	Broker Non-Vote: 0

5.               In their discretion, upon such other business as may properly come before the meeting or any adjournment thereof:

For: 4,047,640	Against: 63,531	Abstain: 103,557	Broker Non-Vote: 0

Item 5:          Other Information

On May 4, 2005, the shareholders of the Company approved the Winmark Corporation Stock Option Plan for Non-Employee Directors, as amended and restated, (“Plan”), which provides for the issuance of up to 200,000 shares of common stock, of which 135,000 shares are issued and outstanding, pursuant to grants of nonqualified stock option to non-employee members of the Company’s Board of Directors.  The Board may suspend or terminate the Plan or any portion thereof at any time.

Item 6:          Exhibits

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

WINMARK CORPORATION

Date: August 8, 2005	By:	/s/ John L. Morgan
John L. Morgan
Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: August 8, 2005	By:	/s/ Brett D. Heffes
Brett D. Heffes
Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED JUNE 25, 2005

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