Form 10-Q
period 2005-09-24
WINMARK CORP
filed 2005-11-04
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 24, 2005

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐	No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock,

as of the latest practicable date.

Common stock, no par value, 5,972,572 shares outstanding as of November 1, 2005

WINMARK CORPORATION

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	CONDENSED BALANCE SHEETS:	3
	September 24, 2005 and December 25, 2004

	CONDENSED STATEMENTS OF OPERATIONS:	4
	Three Months Ended
	September 24, 2005 and September 25, 2004
	Nine Months Ended
	September 24, 2005 and September 25, 2004

	CONDENSED STATEMENTS OF CASH FLOWS:	5
	Nine Months Ended
	September 24, 2005 and September 25, 2004

	NOTES TO CONDENSED FINANCIAL STATEMENTS	6 - 10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

	Items 1 through 4 have been omitted since all items are inapplicable or answers negative.

Item 5.	Other Information	21

Item 6.	Exhibits	21

PART I.         FINANCIAL INFORMATION

Item 1.    Financial Statements

WINMARK CORPORATION

CONDENSED BALANCE SHEETS

(unaudited)

	September 24, 2005	December 25, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$5,080,900	$5,983,500
Marketable securities	356,900	1,390,800
Receivables, less allowance for doubtful accounts of $184,800 and $202,000	2,066,700	2,019,800
Income tax receivable	—	350,300
Inventories	196,600	419,600
Prepaid expenses and other	534,900	304,500
Deferred income taxes	492,600	492,600
Total current assets	8,728,600	10,961,100

Net investment in leasing operations	3,820,800	1,679,700
Long-term investments and marketable securities	11,980,100	10,932,600
Long-term notes receivables, net	10,700	54,400
Property and equipment, net	400,700	293,600
Other assets, net	679,900	654,600
Deferred income taxes	196,400	196,400
	$25,817,200	$24,772,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,000,000	$1,063,800
Income tax payable	108,300	—
Accrued liabilities	1,372,900	1,299,300
Current discounted lease rentals	145,800	—
Current deferred revenue	855,800	611,800
Total current liabilities	3,482,800	2,974,900

Long-term discounted lease rentals	236,000	—

Long-term deferred revenue	329,100	239,200

Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 5,972,572 and 5,964,547 shares issued and outstanding	3,247,100	5,186,300
Other comprehensive income	7,200	25,600
Retained earnings	18,515,000	16,346,400

Total shareholders’ equity	21,769,300	21,558,300
	$25,817,200	$24,772,400

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
REVENUE:
Royalties	$4,230,300	$4,087,000	$12,953,400	$12,719,700
Merchandise sales	1,446,100	1,996,600	5,393,700	6,914,100
Franchise fees	330,000	300,900	745,000	693,600
Other	282,700	151,400	705,500	432,700
Total revenue	6,289,100	6,535,900	19,797,600	20,760,100

COST OF MERCHANDISE SOLD	1,144,900	1,615,800	4,465,200	5,724,500

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,645,700	3,237,900	11,678,100	10,002,900

Income from operations	1,498,500	1,682,200	3,654,300	5,032,700

LOSS FROM EQUITY INVESTMENTS	(5,500)	(40,700)	(188,800)	(123,100)

GAIN ON SALE OF MARKETABLE SECURITIES	—	—	17,400	173,800

INTEREST AND OTHER INCOME	90,100	50,600	224,100	153,600

Income before income taxes	1,583,100	1,692,100	3,707,000	5,237,000

PROVISION FOR INCOME TAXES	(657,000)	(676,800)	(1,538,400)	(2,135,100)

NET INCOME	$926,100	$1,015,300	$2,168,600	$3,101,900

EARNINGS PER SHARE – BASIC	$.15	$.17	$.36	$.53

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	6,012,463	5,942,139	6,024,700	5,841,486

EARNINGS PER SHARE – DILUTED	$.14	$.15	$.34	$.48

WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	6,424,990	6,564,937	6,452,359	6,476,050

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 24, 2005	September 25, 2004
OPERATING ACTIVITIES:
Net income	$2,168,600	$3,101,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	135,500	86,700
Amortization	—	2,100
Provision for credit losses	62,900	9,800
Compensation expense related to granting of stock options	467,700	263,800
Gain on sale of marketable securities	(17,400)	(173,800)
Loss from equity investments	188,800	123,000
Deferred gain on building sale	—	(90,100)
Deferred initial direct costs, net of amortization	(48,400)	—
Tax benefit on exercised options	306,300	336,600
Change in operating assets and liabilities:
Receivables	(3,200)	250,300
Income tax receivable	368,100	—
Inventories	223,000	121,300
Prepaid expenses and other	(230,400)	(200)
Deferred income taxes	—	—
Accounts payable	(63,800)	(121,900)
Income tax payable	108,300	—
Accrued liabilities	73,600	(271,500)
Deferred revenue	333,900	260,300
Net cash provided by operating activities	4,073,500	3,898,300

INVESTING ACTIVITIES:
Proceeds on sale of marketable securities	1,475,000	1,160,400
Purchase of marketable securities	(196,200)	(111,000)
Purchase of investments	(1,500,000)	(1,500,000)
Purchase of property and equipment	(265,900)	(199,000)
Additions to other assets	(25,300)	(39,900)
Proceeds from discounted lease rentals	381,800	—
Proceeds from sale of property and equipment	23,300	14,400
Purchase of equipment for lease contracts	(2,641,900)	(690,200)
Principal collections on lease receivables	381,300	22,500
Additions to advance and security deposits	105,000	23,200
Net cash used for investing activities	(2,262,900)	(1,319,600)

FINANCING ACTIVITIES:
Repurchase of common stock	(3,541,400)	(5,000)
Proceeds from stock option exercises	828,200	1,452,500
Net cash provided by (used for) financing activities	(2,713,200)	1,447,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(902,600)	4,026,200
Cash and cash equivalents, beginning of period	5,983,500	4,153,300
Cash and cash equivalents, end of period	$5,080,900	$8,179,500

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for income taxes	$712,100	$1,917,000

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

Revenues and operating results for the three month period and nine month period ended September 24, 2005 are not necessarily indicative of the results to be expected for the full year.

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

On October 8, 2004, the Company agreed to make a $2.0 million equity investment in Commercial Credit Group, Inc. (“CCG”), a newly formed equipment leasing company specializing in construction, transportation and waste management equipment.  At closing, the Company paid $1.5 million for approximately 21.5% of the outstanding equity of CCG.  The Company made the remaining $500,000 investment on May 20, 2005.  In August 2005, CCG raised an additional $3.0 million of preferred stock.  Subsequent to the most recent financing, the Company owns approximately 18.2% of the outstanding equity of CCG.  This investment is accounted for by the cost method.

On October 13, 2004, Winmark Corporation made a commitment to lend $2.0 million to BridgeFunds Limited at an annual rate of 12% pursuant to several senior subordinated promissory notes.  BridgeFunds Limited advances funds to claimants involved in civil litigation to cover litigation expenses.  The proceeds of the loans are used to fund these advances.  On October 13, 2004, February 9, 2005 and May 24, 2005, Winmark Corporation funded $500,000, $500,000 and $500,000, respectively, of such $2.0 million commitment; BridgeFunds can draw down the remaining $500,000 when they meet specific business milestones.  In addition, Winmark Corporation has received a warrant to purchase 20% of the equity of BridgeFunds on a fully diluted basis.

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

The Company’s net investment in leasing operations of $3,820,800 at September 24, 2005 includes direct finance lease receivables, net of $785,800 of unearned income, which become due over the next five years.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”).  SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period.  For the Company, comprehensive income (loss) consists of unrealized holding gains and losses, net of tax, from investments classified as “available-for-sale.”  In the third quarter of 2005 and 2004, we recognized tax benefits directly to shareholders equity of $1,400 and $13,600, respectively, relating to mark to market adjustment on our investments.

Comprehensive income and the components of other comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Net income	$926,100	$1,015,300	$2,168,600	$3,101,900
Other comprehensive income (loss)	(2,300)	22,800	(18,400)	(120,200)
Total comprehensive income	$928,400	$1,038,100	$2,150,200	$2,981,700

Accounting for Stock-Based Compensation

The Company adopted in 2002 the fair value method recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement No. 123) using the prospective method as provided by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  Historically, the Company had applied the intrinsic value method permitted under Statement 123, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for our stock-based compensation plans.  Accordingly, no compensation cost has been recognized for our stock option plans prior to 2002.  Compensation expense of $143,500 and $91,600 and $467,700 and $263,800 during the three and nine month periods ended September 24, 2005 and September 25, 2004, respectively, relating to the vested portion of the fair value of stock options granted subsequent to adoption of the fair value method has been expensed to “Selling, General and Administration Expenses”.

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

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Net income as reported	$926,100	$1,015,300	$2,168,600	$3,101,900
Add: stock-based employee compensation expenses included in reported net income, net of related tax effects.	83,900	57,300	273,600	165,100
Deduct: total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects.	(118,100)	(104,900)	(394,000)	(307,900)
Pro forma net income	$891,900	$967,700	$2,048,200	$2,959,100

Net income per common share:
Basic – as reported	$.15	$.17	$.36	$.53
Basic – pro forma	$.15	$.16	$.34	$.51
Diluted – as reported	$.14	$.15	$.34	$.48
Diluted – pro forma	$.14	$.15	$.32	$.46

In accordance with SFAS 123, the fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2004	$11.33/$13.81/$11.65	3.97%/3.87%/3.54%	5/7/5	48.8%/46.1%/46.1%	none
2003	10.12	3.76	7	49.7	none

As of September 24, 2005, the Company had a total of 774,688 stock options and warrants outstanding with an average price of $10.05, of which 570,438 were exercisable as of September 24, 2005.

Reclassification

Certain amounts in the September 25, 2004 financial statements have been reclassified to conform with the September 24, 2005 presentation.  These reclassifications have no effect on net income or shareholders’ equity as previously reported.

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

3.              Earnings Per Share:

The Company calculates earnings per share in accordance with SFAS No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Earnings Per Share - Basic.  The Company calculates Earnings Per Share - Diluted by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method.  The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of 412,527 and 622,798 stock options and warrants for the three months ended and 427,659 and 634,564 for the nine months ended September 24, 2005 and September 25, 2004, respectively.

Options totaling 23,746 and 17,810 shares for the three months and nine months ended September 24, 2005, respectively, were outstanding but were not included in the calculation of Earnings Per Share — Diluted because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be anti-dilutive, or decrease the number of weighted average shares.

During the three months ended September 24, 2005, the Company purchased 138,215 shares of its common stock for an aggregate purchase price of $2,597,300 or $18.79 per share.

On August 25, 2005, the Company’s Board of Directors authorized a 500,000 share repurchase in addition to shares remaining under an existing Board authorization.  As of September 24, 2005, the Company has the authorization to repurchase up to an additional 539,458 shares.

4.              Other Contingencies:

In addition to the operating leases obligations disclosed in footnote 10 of the Company’s Form 10-K for the year ended December 25, 2004, the Company has remained a guarantor on leases for Company-owned retail stores that have been either sold (As of September 24, 2005, the Company was a guarantor on $321,000 of lease payments through October 2008 and had a reserve of $41,000 related to this guarantee.) or closed.  These leases have various expiration dates through 2008.  The Company believes it has adequate accruals for any future liability.

5.              Sale of Company-owned Store

During the third quarter of 2005, the Company entered an agreement with its landlord to close a Company-owned Music Go Round® store.  The Company agreed to vacate the building in exchange for $185,000.  The amount was used to pay three months rent, with the $134,900 remainder to compensate the Company for having to vacate the property.  The Company entered a separate agreement to sell the assets of the same Company-owned Music Go Round® store to a new franchisee.  The Company sold the fixed assets at net book value and sold the inventory for a loss of $64,100.

6.              Segment Reporting:

The Company currently has two reportable business segments, franchising and leasing.  The franchising segment franchises value-oriented retail store concepts that buy, sell, trade and consign merchandise.  The leasing segment includes (i) Winmark Capital Corporation, a middle-market equipment leasing business and (ii) Wirth Business Credit, Inc., a small ticket equipment leasing business.  Segment reporting is intended to give financial statement users a view of the Company “through the eyes of management.” The Company’s internal management reporting is the basis for the information disclosed for its business segments. In accordance with Generally Accepted Accounting Principles (GAAP), the Company’s internally defined measure of segment profit or loss, segment contribution, is required to be disclosed, but it is not a GAAP measure. Information related to segment contribution should be read in conjunction with the reconciliation to “Operating income (loss)” as determined by GAAP.  Segment contribution less other expenses is equal to operating income (loss). Other contribution represents unallocated shared-service costs such as corporate executive management, occupancy, management information services, account services, telephone expense and human resources.  Segment assets are those that are directly used in or identified with segment operations, including cash, accounts receivable, prepaids, inventory, property and equipment and investment in leasing operations. Unallocated assets include corporate cash and cash equivalents, marketable securities, long-term investments, deferred tax amounts and other corporate assets.  Inter-segment balances and transactions have been eliminated.  The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income (loss):

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Revenue:
Franchising	$6,170,100	$6,523,000	$19,524,400	$20,744,500
Leasing	119,000	12,900	273,200	15,600
Total revenue	$6,289,100	$6,535,900	$19,797,600	$20,760,100

Reconciliation to operating income (loss):
Franchising segment contribution	$2,985,900	$2,780,600	$8,363,400	$8,040,600
Leasing segment contribution	(357,300)	(190,000)	(1,232,800)	(351,400)
Other contribution(1)	(1,130,100)	(908,400)	(3,476,300)	(2,656,500)
Total operating income	$1,498,500	$1,682,200	$3,654,300	$5,032,700

Depreciation and amortization:
Franchising	$—	$—	$18,800	$29,400
Leasing	500	400	1,700	400
Unallocated	46,300	30,200	115,000	59,000
Total depreciation and amortization	$46,800	$30,600	$135,500	$88,800

	As of
	September 24, 2005	December 25, 2004
Identifiable assets:
Franchising	$3,221,500	$3,185,500
Leasing	6,830,900	1,944,900
Unallocated	15,764,800	19,642,000
Total	$25,817,200	$24,772,400

Note:

(1)          Other contribution represents unallocated shared-service costs such as corporate executive management, occupancy, management information services, account services, telephone expense and human resources.

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Overview

 As of September 24, 2005, we had 803 franchised retail stores operating under the following brands:  Play It Again Sports®, Once Upon a Child®, Plato’s Closet® and Music Go Round®.  Management tracks closely the following criteria to evaluate current business operations and future prospects: royalties, franchise fees, leasing activity, selling, general and administrative expenses, franchise store openings and closings and franchise renewals.

Our most profitable sources of franchising revenue are royalties earned from our franchise partners and franchise fees for new store openings and transfers.

During the first nine months of 2005, our royalties increased $233,700 or 1.8% compared to the first nine months of 2004.  Franchise fees grew 7.4% compared to the same period last year and primarily reflect new store openings in all brands.  During the first nine months of 2005, revenue generated from the Company’s leasing activities has been $273,200 compared to $15,600 in the same period last year.  (See Note 6 – “Segment Reporting”.)  The Company’s net investment in leasing operations was $3.8 million at September 24, 2005.

Management monitors several non-financial factors in evaluating the current business operations and future prospects including franchise store openings and closings and franchise renewals.  The following is a summary of our franchising store activity for the nine months ended September 24, 2005:

					NINE MONTHS ENDED 9/24/05
	TOTAL 12/25/04	OPENED/ PURCHASED	CLOSED/ SOLD	TOTAL 9/24/05	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Play It Again Sports®
Franchised Stores - US and Canada	412	9	(16)	405	24	22

Once Upon A Child®
Franchised Stores - US and Canada	208	5	(5)	208	13	11

Plato’s Closet®
Franchised Stores	128	23	(1)	150	0	0

Music Go Round®
Franchised Stores	41	1	(2)	40	1	1

Total	789	38	(24)	803	38	34

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the nine months ended September 24, 2005, the Company renewed 34 franchise agreements of the 38 franchise agreements that were available for renewal.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the nine months ended September 24, 2005, selling, general and administrative expense includes $1,506,000 related to the Company leasing activities compared to $367,000 in the same period of 2004..

	Nine Months Ended
	September 24, 2005	September 25, 2004
Selling, general and administrative expenses	$11,678,100	$10,002,900

Our ability to grow our profits is dependent on our ability to (i) effectively support our franchise partners so they produce higher revenues, (ii) open new franchised stores, (iii) increase the leasing activity of Wirth Business Credit, Inc. and Winmark Capital Corporation, and (iv) control our selling, general and administrative expenses.

Results of Operations

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Revenue:
Royalties	67.3%	62.5%	65.4%	61.3%
Merchandise sales	23.0	30.6	27.2	33.3
Franchise fees	5.2	4.6	3.8	3.3
Other	4.5	2.3	3.6	2.1
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of merchandise sold	18.2	24.7	22.5	27.6
Selling, general and administrative expenses	58.0	49.6	59.0	48.2
Income from operations	23.8	25.7	18.5	24.2
Loss from equity investments	(0.0)	(0.6)	(0.9)	(0.6)
Gain on sale of marketable securities	0.0	0.0	0.0	0.9
Interest and other income	1.4	0.8	1.1	0.7
Income before income taxes	25.2	25.9	18.7	25.2
Provision for income taxes	(10.5)	(10.4)	(7.8)	(10.3)
Net income	14.7%	15.5%	10.9%	14.9%

Comparison of Three Months Ended September 24, 2005 to

Three Months Ended September 25, 2004

Revenues

Revenues for the quarter ended September 24, 2005 totaled $6.3 million compared to $6.5 million for the comparable period in 2004.

Royalties increased to $4.2 million for the third quarter of 2005 from $4.1 million for the same period in 2004, a 3.5% increase. The increase was due to higher Plato’s Closet® and Once Upon A Child® royalties of $217,400 and $1,400, respectively, partially offset by lower Play It Again Sports® and Music Go Round® royalties of $63,000 and $12,500, respectively.  The decrease in Play It Again Sports® royalties is primarily due to having 8 fewer franchise stores open in the third quarter of 2005 compared to the same period last year.  The increase in Plato’s Closet® and Once Upon A Child® royalties is primarily due to having 26 additional Plato’s Closet® franchise stores in the third quarter of 2005 compared to the same period last year and higher franchisee retail sales in both brands.

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group or through our Computer Support Center (“Direct Franchisee Sales”) and retail sales at the Company-owned stores.  For the third quarter of 2005 and 2004, they were as follows:

	2005	2004
Direct Franchisee Sales	$943,700	$1,367,300
Retail Sales	502,400	629,300
	$1,446,100	$1,996,600

Direct Franchisee Sales revenues decreased $423,600, or 31.0%, for the quarter ended September 24, 2005 compared to the third quarter last year.  This is a result of management’s strategic decision to have Play It Again Sports® franchisees purchase merchandise directly from vendors and having 8 fewer Play It Again Sports®  stores open than one year ago. Retail store sales decreased $126,900 or 20.2%, for the quarter ended September 24, 2005 compared to the third quarter last year.  The revenue decline was primarily due to selling a Company-owned Music Go Round® store in the third quarter of 2005.

Franchise fees increased to $330,000 for the third quarter of 2005 compared to $300,900 for the third quarter of 2004.  The increase is due to opening eighteen stores in the third quarter of 2005, compared to fourteen in the same period of 2004.

Other revenues increased to $282,700 for the third quarter of 2005 compared to $151,400 for the third quarter of 2004.  The increase is primarily due to $118,900 of lease income recognized in the third quarter of 2005.  There was $12,900 of leasing income in the third quarter of 2004.

Cost of Merchandise Sold

Cost of merchandise sold decreased $470,900 or 29.1% for the third quarter of 2005 compared to the same period last year.  The decrease is directly proportional to the corresponding decrease in direct franchisee sales discussed in the revenue section.

Cost of merchandise sold includes in-bound freight and the cost of merchandise sold to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and at Company-owned retail stores.  Occupancy costs of $59,500 and $90,000 for our Company-owned retail stores are included in selling, general and administrative expenses for the third quarter of 2005 and 2004, respectively.  The cost of merchandise sold as a percentage of Direct Franchisee Sales, and the cost of merchandise sold as a percentage of Company-owned retail revenue for the third quarter of 2005 and 2004 were as follows:

	2005	2004
Direct Franchisee Sales	96.3%	95.7%
Retail	47.0%	48.8%

The 1.8 percentage point decrease in retail cost of goods sold is primarily due to selling the Company-owned Music Go Round® store in the third quarter of 2005.  Since Music Go Round® stores have a higher cost of goods sold than the other brands of Company-owned stores, the mix of sales by brand and related cost of goods sold has improved.

Selling, General and Administrative

The $407,800, or 12.6%, increase in selling, general and administrative expenses in the three months ended September 24, 2005 compared to the same period in 2004 is primarily due to increases of $346,100 and $51,900, respectively, in salaries and benefits and compensation expense associated with stock options, partially offset by a $70,800 gain realized in the 2005 period from the closing of a Company-owned Music Go Round® store.

Loss from Equity Investments

For the three months ended September 24, 2005, the Company recorded a $41,500 loss and $36,000 gain from our investments in eFrame and CCG, respectively.  This compares to a loss of $40,700 from eFrame for the three months ended September 25, 2004.  This represents our pro rata share of losses for the period.  As of September 24, 2005, the Company owns 27.2% of the outstanding membership interests of eFrame and 18.2% of the stock of CCG on an as converted basis.  During the quarter, the Company began accounting for CCG under the cost method.  Previously, CCG was accounted for under the equity method.  See the section in this quarterly report on Form 10-Q entitled “Factors That May Affect Future Results”.

Interest and Other Income

During the third quarter of 2005, the Company had interest and other income of $90,100 compared to $50,600 of interest and other income in the third quarter of 2004.  The increase is primarily due to interest received on the BridgeFunds Limited promissory notes.

Income Taxes

The provision for income taxes was calculated at an effective rate of 41.5% and 40.0% for the third quarter of 2005 and 2004, respectively.  The higher effective tax rate in 2005 compared to 2004 reflects a higher amount of non-deductible expenses.

Comparison of Nine Months Ended September 24, 2005 to
Nine Months Ended September 25, 2004

Revenues

Revenues for the nine months ended September 24, 2005 were $19.8 million compared to $20.8 million for the comparable period in 2004.

Royalties increased to $13.0 million for the first nine months of 2005 from $12.7 million for the same period in 2004, a 1.8% increase. The increase was due to higher Plato’s Closet® and Once Upon A Child® royalties of $472,900 and $89,700, respectively, partially offset by lower Play It Again Sports® and Music Go Round® royalties of $306,800 and $22,100, respectively.  The decrease in Play It Again Sports® royalties is primarily due to having 8 fewer franchise stores open in the first nine months of 2005 compared to the same period last year.  The increase in Plato’s Closet®  and Once Upon A Child® royalties is primarily due to having 26 additional Plato’s Closet® franchise stores in the first nine months of 2005 compared to the same period last year and higher retail sales in both brands.

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and retail sales at the Company-owned stores.  For the first nine months of 2005 and 2004, they were as follows:

	2005	2004
Direct Franchisee Sales	$3,828,900	$4,975,000
Retail	1,564,800	1,939,100
	$5,393,700	$6,914,100

Direct Franchisee Sales revenues decreased $1,146,100, or 23.0%, for the nine months ended September 24, 2005 compared to the same period last year.  This is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having 8 fewer Play It Again Sports® stores open than one year ago.  Retail store sales decreased $374,300, or 19.3%, for the nine months ended September 24, 2005 compared to the same period last year.  The revenue decline was primarily due to selling a Company-owned Music Go Round® store in the third quarter of 2005.

Franchise fees increased to $745,000 for the first nine months of 2005 compared to $693,600 for the first nine months of 2004.  The increase is due to opening thirty-eight stores in the first nine months of 2005, compared to thirty-three in the same period of 2004.

Other revenues increased to $705,500 for the first nine months of 2005 compared to $432,700 for the first nine months of 2004.  The increase is primarily due to $273,200 of lease income recognized in the first nine months of 2005.  There was $15,600 of leasing income in the first nine months of 2004.

Cost of Merchandise Sold

Cost of merchandise sold decreased $1,259,300 or 22.0% for the first nine months of 2005 compared to the same period last year.  The decrease is directly proportional to the corresponding decrease in direct franchise sales discussed in the revenue section.

Cost of merchandise sold includes in-bound freight and the cost of merchandise sold to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and at Company-owned retail stores.  Occupancy costs of $245,200 and $305,500 for our Company-owned retail stores are included in selling, general and administrative expenses for the first nine months of 2005 and 2004, respectively.  The cost of merchandise sold as a percentage of Direct Franchisee Sales, and the cost of merchandise sold as a percentage of Company-owned retail revenue for the first nine months of 2005 and 2004 were as follows:

	2005	2004
Direct Franchisee Sales	95.8%	95.5%
Retail	51.0%	50.3%

The 0.7 percentage point increase in retail cost of goods sold is primarily due to discounting overstocked items at the Company-owned Music Go Round® store prior to selling it in the third quarter of 2005.

Selling, General and Administrative

The $1,675,200, or 16.7%, increase in selling, general and administrative expenses in the first nine months ended September 24, 2005 compared to the same period in 2004 is primarily due to increases in salaries and benefits, travel, legal fees, provision for credit losses and compensation expense associated with stock options of $1,046,500, $98,700, $88,200, $84,000 and $203,900, respectively, partially offset by a $70,800 gain realized from the closing of a Company-owned Music Go Round® store in the third quarter of 2005.

Loss from Equity Investments

For the nine months ended September 24, 2005, the Company recorded losses (gains) of $210,800 and ($22,000) from our investments in eFrame and CCG, respectively.  This compares to a loss of $123,100 from eFrame for the nine months ended September 25, 2004.  This represents our pro rata share of losses for the period. As of September 24, 2005, the Company owns 27.2% of the outstanding membership interests of eFrame and 18.2% of the stock of CCG on an as converted basis. During the quarter, the Company began accounting for CCG under the cost method.  Previously, CCG was accounted for under the equity method.  See the section in this quarterly report on Form 10-Q entitled “Factors That May Affect Future Results”.

Gain on Sale of Marketable Securities

During the first nine months of 2005, the Company had a gain on the sale of marketable securities of $17,400 compared to a gain of $173,800 in 2004.  This was due to a sale of one of the Company’s marketable securities in 2004 that was not repeated in the first nine months of 2005.

Interest and Other Income

During the first nine months of 2005, the Company had interest and other income of $224,100 compared to $153,600 of interest and other income in the first nine months of 2004.  The increase is primarily due to interest received on the BridgeFunds Limited promissory notes.

Income Taxes

The provision for income taxes was calculated at an effective rate of 41.5% and 40.8% for the first nine months of 2005 and 2004, respectively.  The higher effective tax rate in 2005 compared to 2004 reflects a higher amount of non-deductible expenses.

Segment Comparison of the Three Months Ended September 24, 2005 to

Three Months Ended September 25, 2004

Franchising segment operating income (loss)

The franchising segment’s third quarter 2005 operating income increased by $205,300 or 7.4% to $3.0 million from $2.8 million for the third quarter 2004.  The increase in segment contribution was primarily due to higher royalty income of $143,300 or 3.5% and decreased direct costs of $87,300 or 4.1%.  The increase in royalties was primarily due to higher Plato’s Closet® and Once Upon A Child® royalties of $217,400 and $1,400, respectively, partially offset by lower Play It Again Sports® and Music Go Round® royalties of $63,000 and $12,500, respectively.  The decrease in Play It Again Sports® royalties is primarily due to having 8 fewer franchise stores open in the third quarter of  2005 compared to the same period last year.  The increase in Plato’s Closet® and Once Upon A Child®  royalties is primarily due to having 26 additional franchise stores open in the third quarter of 2005 compared to the same period last year and higher franchisee retail sales in both brands.  The decrease in segment direct costs is primarily due to selling a Company-owned Music Go Round® store in the third quarter of 2005 and the elimination of related costs.

Leasing segment operating income (loss)

The leasing segment’s third quarter 2005 operating loss increased $167,300 or 88.1% to ($357,300) compared to a loss of ($190,000) during the third quarter of 2004.  This loss was primarily due to $476,300 of direct costs associated with starting up the leasing segment partially offset by a $106,100 increase in leasing income.  The Company had leasing segment direct costs of $202,900 during the third quarter of 2004.

Other operating income (loss)

Other operating loss increased $221,700 or 24.4% to a loss of ($1,130,100) during the third quarter of 2005 compared to a loss of $908,400 during the third quarter of 2004.  The increase is primarily due to higher salaries and benefits ($146,300) and increased compensation expenses associated with stock options ($51,900).  Please see our disclosure of segment reporting in Note 6 for explanation of what is included in other contribution.

Segment Comparison of the Nine Months Ended September 24, 2005 to

Nine Months Ended September 25, 2004

Franchising segment operating income (loss)

The franchising segment’s first nine months of 2005 operating income increased by $322,800 or 4.0% to $8.4 million from $8.0 million for the first nine months of 2004.  The increase in segment contribution was primarily due to higher royalty income of $233,700 or 1.8%.  The increase in royalties was primarily due to higher Plato’s Closet® and Once Upon A Child® royalties of $472,900 and $89,700, respectively, partially offset by lower Play It Again Sports® and Music Go Round® royalties of $306,800 and $22,100, respectively.  The decrease in Play It Again Sports® royalties is primarily due to having 8 fewer franchise stores open in the first nine months of  2005 compared to the same period last year.  The increase in Plato’s Closet® and Once Upon A Child®  royalties is primarily due to having 26 additional Plato’s Closet® franchise stores open in the first nine months of 2005 compared to the same period last year and higher franchisee retail sales in both brands.

Leasing segment operating income (loss)

The leasing segment’s first nine months of 2005 operating loss increased $881,400 or 250.8% to ($1,232,800) compared to a loss of ($351,400) during the first nine months of 2004.  This increase was primarily due to $1,506,000 of direct costs associated with starting up the leasing segment offset by a $257,600 increase in leasing income.  The Company had leasing segment direct costs of $367,000 during the first nine months of 2004.

Other operating income (loss)

Other operating loss increased $819,800 or 30.8% to a loss of ($3,476,300) during the first nine months of 2005 compared to a loss of ($2,656,500) during the first nine months of 2004.  The increase is primarily due to higher salaries and benefits ($469,100), rent ($81,900) and increased compensation expenses associated with stock options ($203,900).  Please see our disclosure of segment reporting in Note 6 for explanation of what is included in other contribution.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have historically been cash flow from operations and credit agreement borrowings.  The components of the income statement that affect the liquidity of the Company include the following non-cash items: depreciation and compensation expense related to granting of stock options.  The most significant component of the balance sheet that affects liquidity is Long-term investments.  Long-term investments include illiquid investments in four private companies: Tomsten, Inc. eFrame, CCG and BridgeFunds Limited.  The Company ended the third quarter of 2005 with $5.4 million in cash, cash equivalents and current marketable securities and a current ratio (current assets divided by current liabilities) of 2.5 to 1.0 compared to $9.6 million in cash and marketable securities and a current ratio of 4.0 to 1.0 at the end of the third quarter of 2004.

Operating activities provided cash of $4.1 million for the first nine months of 2005 compared to $3.9 million for 2004.  For 2005, components of the cash provided by changes in operating assets and liabilities include an increase in deferred revenue of $333,900 primarily due to increased deposits on future store openings.  Inventories provided cash of $223,000 due to selling a Company-owned Music Go Round® store.  Components of cash utilized by operating assets and liabilities include a $230,400 increase in prepaid expenses primarily due to prepaid commissions for leasing sales staff.

Components of the cash provided by operating assets and liabilities for the first nine months of 2004 include a $250,300 decrease in accounts receivable as a result of lower buying group activity.  Inventory provided cash of $121,300 as a result of a selling three Company-owned Music Go Round® stores.  Deferred revenue provided cash of $260,300, mainly due to increased deposits on future store openings. Components of cash utilized by operating assets and liabilities include a $121,900 decrease in accounts payable mainly due to a decrease in buying group activity and a $271,500 decrease in accrued liabilities primarily due to lower bonus/profit sharing and salary accruals.

Investing activities used $2.3 million of cash during the first nine months of 2005 compared to $1.3 million for the same period last year, primarily due to the purchase of equipment for lease contracts and property and equipment in 2005 along with the purchase of investments and marketable securities, including the Company’s additional $1.0 million equity investment in BridgeFunds Limited and $500,000 additional investment in CCG, partially offset by proceeds on sale of marketable securities, principal collections on lease receivables and proceeds from discounted lease rentals.

Investing activities used $1.3 million of cash during the first nine months of 2004, primarily due to the purchase of equipment for lease contracts and property and equipment in 2004 along with purchase of investments and marketable securities, including the Company’s additional $1.5 million equity investment in Tomsten, Inc., the parent company of Archiver’s, partially offset by proceeds on sale of marketable securities.

Financing activities used $2.7 million of cash during the first nine months of 2005 due to the repurchase of Company common stock, partially offset by amounts received on the exercise of stock options.

Financing activities provided $1.4 million of cash during the first nine months of 2004 consisting of amounts received on the exercise of stock options.

As of September 24, 2005, the company had no material outstanding commitments for capital expenditures.

On September 30, 2004, Winmark Corporation established a 364-day $15.0 million line of credit with LaSalle Bank National Association bearing interest at Libor, plus 2%, up to $10.0 million of which may be used to finance leasing operations.  The line of credit will be used for financing growth in the Company’s leasing business and for general corporate purposes.  The Company has not yet drawn any funds from the line of credit.  The LaSalle line of credit is secured by a lien against substantially all of the Company’s assets.  In September, 2005 the line of credit was extended for an additional six months.

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

Revenue Recognition – Royalty Revenue and Franchise Fees

The Company collects royalties from each franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performances of franchisees versus our estimates, our royalty revenue would be impacted.  During the first nine months of 2005, we collected $110,100 more than our estimate at December 25, 2004.  As of September 24, 2005, our royalty receivable was $1,122,300.

The Company collects franchise fees when franchise agreements are signed and recognizes the franchise fees as revenue when the store is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of our balance sheet.  As of September 24, 2005, our deferred franchise fees were $665,700.

Allowance for Doubtful Accounts

We make estimates of the uncollectability of our accounts and notes receivables.  We base the adequacy of the allowance on historical bad debts, current economic trends and specific analysis of each franchisee’s payment trends and credit worthiness.  If any of the above noted items would be significantly different than estimates, our results could be different.  As of September 24, 2005, our gross trade and notes receivable were $866,700 and $65,800 and our accounts receivable reserve for these items equaled $186,500.  This compares with an accounts and notes receivable reserve of $210,200 as of December 25, 2004.

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

Item 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company had no debt outstanding at September 24, 2005.  A one percent change in interest rates would not have a significant impact on the Company.

Approximately $2.1 million of our cash and cash equivalents at September 24, 2005 were invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

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

PART II.                OTHER INFORMATION

Items 1 – 4:

Not applicable.

Item 5:   Other Information

On October 13, 2005, the Company announced the launch of a new franchise system, Wirth Business Credit, Inc.  Franchisees of Wirth Business Credit™ will serve businesses in their local markets offering equipment financing for business essential equipment.

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

WINMARK CORPORATION

Date: November 4, 2005	By:	/s/ John L. Morgan
John L. Morgan
Chairman of the Board and Chief Executive Officer

Date: November 4, 2005	By:	/s/ Brett D. Heffes
Brett D. Heffes
Chief Financial Officer and Treasurer

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 24, 2005

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