Form 10-K
period 2005-12-31
WINMARK CORP
filed 2006-03-28
CIK 908315

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 of

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005	Commission File Number: 000-22012

WINMARK CORPORATION

(Exact name of Registrant as specified in its charter)

Minnesota	41-1622691
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

4200 Dahlberg Drive, Suite 100, Minneapolis, MN 55422-4837

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number:  (763) 520-8500

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐	Non-Accelerated	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes	☐	No	☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of such stock as of the last business day of registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Market, was $32,359,200.

Shares of no par value Common Stock outstanding as of March 8, 2006: 6,038,037 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 3, 2006 have been incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

WINMARK CORPORATION AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

Item 1A.	Risk Factors

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES

PART I

ITEM 1: BUSINESS

Background

We are a franchisor of value-oriented retail store concepts that buy, sell, trade and consign merchandise. Each of our retail store brands emphasizes consumer value by offering high-quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers’ used goods that have been outgrown or are no longer used. The stores also offer new merchandise to customers.

We also operate a middle-market equipment leasing business through our wholly-owned subsidiary Winmark Capital Corporation and a small-ticket financing business through our wholly-own subsidiary Wirth Business Credit, Inc. (formerly known as Winmark Business Solutions, Inc.). Our middle-market leasing business serves large and medium-sized businesses and focuses on assets which generally have a cost of more than $250,000. Our small-ticket financing business serves small businesses and focuses on assets which generally have a cost of $5,000 to $250,000. We generate equipment leases primarily through business alliances, equipment vendors and directly from customers. We also will begin offering our small-ticket financing products through a network of franchisees that will operate under the name Wirth Business Credit™.

Our significant assets are located within the United States, and we generate all revenues from United States operations other than franchising revenues from Canadian operations of approximately $1.7 million, $1.8 million and $1.6 million for 2005, 2004 and 2003, respectively. The Company was incorporated in Minnesota in 1988.

Franchise Operations

Our four store brands with their fiscal year 2005 system-wide sales, defined as revenues generated by all franchised and Company owned stores, are summarized as follows:

Play It Again Sports® - $251 million.

We began franchising the Play It Again Sports® brand in 1988. Play It Again Sports® stores sell, buy, trade and consign used and new sporting goods, equipment and accessories for a variety of athletic activities including hockey, wheeled sports (in-line skating, skateboards, etc.), fitness, ski/snowboard, golf and baseball/softball. The stores offer a flexible mix of merchandise that is adjusted to adapt to seasonal and regional differences. Play It Again Sports® is known for providing the highest value to the customer by offering a mix of used and new sporting goods. For the years ended 2005, 2004, and 2003, Play It Again Sports® contributed royalties and franchise fees of $10.2 million, $10.3 million and $10.3 million, respectively.  As a percentage of consolidated revenues for 2005, 2004 and 2003, these amounts equaled 38.4%, 37.9% and 33.1%, respectively.

Once Upon A Child® - $105 million.

We began franchising the Once Upon A Child® brand in 1993.  Once Upon A Child® stores sell and buy used and new children’s clothing, toys, furniture, equipment and accessories. This store brand primarily targets cost-conscious parents of children ages infant to 10 years with emphasis on children ages seven years old and under. These customers have the opportunity to sell their used children’s items to a Once Upon A Child® store when outgrown and to purchase quality used children’s clothing, toys, furniture and equipment at prices lower than new merchandise. New merchandise is offered to supplement the used merchandise. For the years ended 2005, 2004, and 2003, Once Upon A Child® contributed royalties and franchise fees of $4.3 million, $4.1 million and $3.8 million, respectively. As a percentage of consolidated revenues for 2005, 2004 and 2003, these amounts equaled 16.2%, 15.0% and 12.0%, respectively.

Plato’s Closet® - $81 million.

We began franchising the Plato’s Closet® brand in 1999. Plato’s Closet® stores sell and buy used and new clothing and accessories geared toward the teenage and young adult market. Customers have the opportunity to sell their used items to a Plato’s Closet® store when unused or outgrown and to purchase quality used clothing and accessories at prices lower than new merchandise. For the years ended 2005, 2004, and 2003, Plato’s Closet® contributed royalties and franchise fees of $3.5 million, $2.6 million and $2.1 million, respectively. As a percentage of consolidated revenues for 2005, 2004 and 2003, these amounts equaled 13.3%, 9.6% and 6.7%, respectively.

Music Go Round® - $27 million.

We began franchising the Music Go Round® brand in 1994. Music Go Round® stores sell, buy, trade and consign used and new musical instruments, speakers, amplifiers, music-related electronics and related accessories for parents of children who play musical instruments, as well as professional and amateur musicians. For the years ended 2005, 2004, and 2003, Music Go Round® contributed royalties and franchise fees of $0.9 million,  $0.9 million and $0.8 million, respectively. As a percentage of consolidate revenues for 2005, 2004 and 2003, these amounts equaled 3.3%, 3.2% and 2.5%, respectively.

The following table presents a summary of our franchising and corporate store activity for the fiscal year ended December 31, 2005:

	TOTAL 12/25/04	OPENED/ PURCHASED	CLOSED/ SOLD	TOTAL 12/31/05	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS	% RENEWED
Play It Again Sports®
Franchised Stores - US and Canada	412	10	(26)	396	27	25	93%

Once Upon A Child®
Franchised Stores - US and Canada	208	6	(8)	206	16	15	94%

Plato’s Closet®
Franchised Stores	128	33	(2)	159	—	—	—

Music Go Round®
Franchised Stores	41	3	(2)	42	3	3	100%
Total	789	52	(38)	803	46	43	93%

Franchising Overview

We use franchising as a business method of distributing goods and services through our retail brands to consumers. We, as franchisor, own a business brand, represented by a service mark or similar right, and an operating system for the franchised business. We then enter into franchise agreements with franchisees and grant the franchisee the right to use our business brand, service marks and operating system to manage a retail business. Franchisees are required to operate their businesses according to the systems, specifications, standards and formats we develop for the business brand. We train the franchisees on how to operate the franchised business. We also provide continuing support and service to our franchisees.

We have developed value-oriented retail brands based on a mix of used and new merchandise. We franchise rights to franchisees who open franchised stores under such brands. The key elements of our franchise strategy include:

•                  franchising the rights to operate retail stores offering value-oriented merchandise;

•                  attracting new, qualified franchisees; and

•                  providing initial and continuing support to franchisees.

We have and we intend to reinvest operating cash flow generated from our business into:

•                  supporting the current franchise system;

•                  making investments in infrastructure to support our corporate needs; and

•                  pursuing new business opportunities such as Wirth Business Credit™, Winmark Capital Corporation and other business opportunities.

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

Attracting Franchisees

Our franchise marketing program seeks to attract prospective franchisees with experience in management and operations and an interest in being the owner and operator of their own business. We seek franchisees who:

•                  have a sufficient net worth,

•                  have prior business experience, and

•                  intend to be integrally involved with the management of the store.

At December 31, 2005, we had 40 franchise agreements for stores that are expected to open in 2006.

We began franchising in Canada in 1991 and, as of December 31, 2005, had 65 franchised stores open in Canada. The Canadian stores are operated by franchisees under agreements substantially similar to those used in the United States.

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

We provide centralized buying services including credit and billing for the Play It Again Sports® franchisees. Upon credit approval, Play It Again Sports® franchisees may order through the buying group, in which case, product is shipped directly to the store by the vendor. We are invoiced by the vendor, and in turn, we invoice the franchisee adding a 4% service fee to cover our costs of operating the buying group. Our Play It Again Sports® franchise system uses several major vendors including Keys Fitness, Horizon Fitness, Easton Sporting Goods, The Hockey Company and Bauer Nike Hockey.  The loss of any of the above vendors would change the vendor mix, but not significantly change our product offered.

To provide the franchisees of our Once Upon A Child® and Music Go Round® systems a source of affordable new product, we have developed relationships with our significant vendors and negotiated prices for our franchisees to take advantage of the buying power a franchise system brings.

Our typical Once Upon A Child® franchised store purchases approximately 50% of its new product from Graco, Million Dollar Baby and Dorel Juvenile Group. While we believe that there are several other vendors that could adequately replace the loss of any of these three major vendors, it would alter the selection of product offered.

There are no significant vendors to our typical Plato’s Closet® franchised store.

Retail Advertising and Marketing

We encourage our franchisees to implement a marketing program that includes one or more of the following: television, radio, direct mail, point-of-purchase materials, in store signage and local store marketing programs. Through these mediums, we advertise that we buy, sell and trade used and new items. Franchisees of the respective brands are required to spend the following minimum percentage of their gross sales on approved advertising and marketing: Play It Again Sports® - 5%, Once Upon A Child® - 5%, Plato’s Closet® - 4% and Music Go Round® - 3%. In addition, Play It Again Sports®, Once Upon A Child® and Music Go Round®  franchisees are required to pay us an annual marketing fee of $500. Franchisees may be required to participate in regional cooperative advertising groups. Plato’s Closet® franchisees with agreements dated prior to and after March 15, 2005 are required to pay us an annual marketing fee of $500 and $1,000, respectively.

Computerized Point-Of-Sale Systems

We require franchisees to use a retail information management computer system in each store, which has evolved with the development of new technology. This computerized point-of-sale system is designed specifically for use in our franchise retail stores. The current system includes our proprietary Data Recycling System software (unless a franchisee receives approval for another acceptable software program), a dedicated server, one or more work station registers, a receipt printer, a report printer and a bar code scanner, together with software modules for inventory management, cash management and customer information management. We generally require franchisees to purchase their computer hardware from us. We charge a fee of approximately 4% for handling and configuration of systems sold through us. The Data Recycling System software is designed to accommodate buying and consigning of used merchandise. This system provides franchisees with an important management tool that reduces errors, increases efficiencies and enhances inventory control. We provide both computer software and hardware support for the system through our Computer Support Center located at our Company headquarters.

Winmark Business Solutions

We established Winmark Business Solutions to provide business support services to franchisees and other small businesses. We provide a web site that:

•                  aggregates the purchasing power of small businesses, including our franchisees, which allows us to more effectively negotiate arrangements for products and services critical to most small businesses;

•                  provides an easy point of contact between vendors and small businesses;

•                  provides small business owners information and tools that will help them be successful at every stage of their small business;

•                  provides equipment leasing options for small businesses; and

•                  provides advertising and promotional opportunities for small businesses.

We have established preferred provider relationships with high quality vendors that provide small business a host of critical services. Included in the array of services available through the web site are accounting, tax and payroll services, copying and printing services, purchase of office supplies, credit card processing, loss prevention, business insurance, computer/POS equipment, and more. A small business becomes a member of Winmark Business Solutions by registration, which is free.

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

Each franchisee must execute our franchise agreement and pay an initial franchise fee. At December 31, 2005, the franchise fee for all brands was $20,000 for an initial store in the U.S. and $26,500CAD for an initial store in Canada. Once a franchisee opens its initial store, it can open additional stores, in any brand, by paying a $15,000 franchise fee for a store in the U.S. and $20,000CAD for a store in Canada, provided an acceptable territory is available and the franchisee meets minimum standards. Typically, the franchisee’s initial store is open for business within 270 days from the date the franchise agreement is signed. The franchise agreement has an initial term of 10 years, with subsequent 10-year renewal periods, and grants the franchisee an exclusive geographic area, which will vary in size depending upon population, demographics and other factors. A renewal fee equal to

$5,000 is payable to us as part of any franchise renewal. As an incentive, we generally refund the renewal fee if a franchisee modernizes its store to meet our standards. Under current franchise agreements, franchisees of the respective brands are required to pay us weekly continuing fees (royalties) equal to the following percentage of gross sales: Play It Again Sports® - 5%, Once Upon A Child® - 5%, Plato’s Closet® - 4% and Music Go Round® - 3%. Upon completion of the initial 10-year term, Play It Again Sports® and Once Upon A Child® royalties are adjusted to 4%. Play It Again Sports® franchisees opening their second or additional store pay us a 4% royalty for that store.

Each franchisee is required to pay us an annual marketing fee of $500 ($1,000 for each new Plato’s Closet® franchisee). Each Play It Again Sports® and Once Upon A Child® franchisee is required to spend 5% of its gross sales for advertising and promoting its franchised store. We have the option to increase the minimum advertising expenditure requirement for these franchises to 6% of the franchisee’s gross sales, of which up to 2% would be paid to us as an advertising fee for deposit in an advertising fund. This fund would be managed by us and would be used for advertising and promotion of the franchise system. We expect to initiate this advertising fund when we determine that the respective franchise system warrants such an advertising and promotion program. Music Go Round® franchisees are required to spend at least 3% of gross sales for approved advertising. We have the option to increase the minimum advertising expenditure requirement for these franchises to a total of 4% of the franchisee’s gross sales, of which up to 1.5% would be paid to us as an advertising fee for deposit into an advertising fund. Plato’s Closet® franchisees are required to spend at least 4% of gross sales for approved advertising. We have an option to increase the minimum advertising expenditure requirement for these franchises up to at total of 5% of franchisee’s gross sales, of which up to 2% would be paid to us as an advertising fee for deposit into an advertising fund.

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

In 2005, 27 Play It Again Sports® franchise agreements expired. Of those franchise relationships, 25 were “renewed” with the signing of a new 10-year franchise agreement. In 2006, 2007 and 2008, 9, 21 and 10 Play It Again Sports® franchise agreements will expire, respectively.

In 2005, 16 Once Upon A Child® franchise agreements expired. Of those franchise relationships, 15 were “renewed” with the signing of a new 10-year franchise agreement. In 2006, 2007 and 2008, 15, 14 and 9 Once Upon A Child® franchise agreements will expire, respectively.

In 2005, 3 Music Go Round® franchise agreements expired. Of those franchise agreements, 3 were “renewed” with the signing of a new 10-year franchise agreement. In 2006, 2007 and 2008, 9, 8, and 7 Music Go Round® franchise agreements will expire, respectively.

None of our Plato’s Closet® franchise agreements will expire in 2006.

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

Our Play It Again Sports® franchisees compete with large retailers such as Dick’s Sporting Goods, The Sports Authority as well as regional and local sporting goods stores. We also compete with Target  and Wal-Mart .

Our Once Upon A Child® franchisees compete primarily with large retailers such as Babies “R” Us, Wal-Mart, Target Stores and various specialty children’s retail stores such as Gap Kids. We compete with one other franchisor in the specialty children’s retail market.

Our Plato’s Closet® franchise stores compete with specialty apparel stores primarily such as Gap, Abercrombie & Fitch, Old Navy, Banana Republic  and The Limited. We compete with one other franchisor in the teenage clothing retail market.

Our Music Go Round® franchise stores compete with large musical instrument retailers such as Guitar Center and Sam Ash Music. We do not believe we compete with any other franchisor directly in the used and new musical instrument market.

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

Equipment Leasing Operations

We are engaged in the business of providing non-cancelable leases for high-technology and business-essential equipment to both larger organizations and smaller, growing companies. We started our equipment leasing operations in April of 2004, and we are currently in the early stages of this portion of our business.

We operate our middle-market leasing operation through Winmark Capital Corporation, a wholly owned subsidiary of the Company. We operate our small-ticket financing operation through Wirth Business Credit, Inc., a wholly owned subsidiary of the Company (formerly known as Winmark Business Solutions, Inc.). We incorporated both of the corporations on April 2, 2004. To differentiate ourselves from our competitors in the leasing industry, we offer innovative lease and financing products and concentrate on building long-term, relationship-based associations with our customers and business alliances.

Winmark Capital Corporation

Our middle-market operation focuses on middle-market transactions generally have terms from two to five years and are with large organizations. We target businesses with revenue of $50,000,000 or more. Such transactions are generally larger than $250,000 and, cover high-technology equipment, including computers, telecommunications equipment, point-of-sale systems and other business-essential equipment. The leases are flexible in structure to accommodate equipment additions and upgrades to meet customers’ changing needs. These leases are retained in our portfolio.

We have also developed a lease product designed to meet the needs of the large corporations with influence over multiple business entities, such as franchisors. By being able to provide solutions for an entire enterprise, we fulfill a different role than most middle-market and small-ticket leasing companies.

Industry

The high-technology equipment industry has been characterized by rapid and continuous advancements permitting broadened user applications and reductions in processing costs. The introduction of new equipment generally does not cause existing equipment to become obsolete but usually does cause the market value of existing equipment to decrease to reflect the improved performance per dollar cost of the new equipment. Users frequently replace equipment as their existing equipment becomes inappropriate for their needs or as increased data processing capacity is required, creating a secondary market in used equipment.

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

•                  Full Service. We can service the equipment leasing needs of large organizations through our middle-market operations and small organizations through our small-ticket operations. Our enterprise-wide capabilities allows us to service the needs of a large company and its many small business affiliates.

•                  Asset Ownership. We typically retain ownership of our leases and the underlying equipment.

Leasing and Sales Activities

Our middle-market lease products are marketed nationally through our principal office in Golden Valley, Minnesota and our satellite offices in Boulder, Colorado and Charlotte, North Carolina.

We market our leasing services directly to end-users and indirectly through business alliances, and through vendors of equipment, software, value-added services and consulting services. Our sales representatives attend trade shows and directly market to customers and prospects by telephone canvassing. We may also advertise in magazines or other periodicals in targeted industries.

We generally lease high-technology and other business-essential equipment for terms ranging from two to five years. Our standard lease agreements, entered into with each customer, are noncancelable “net” leases which contain “hell-or-high water” provisions under which the customer, upon acceptance of the equipment, must make all lease payments regardless of any defects or performance of the equipment, and which require the customer to maintain and service the equipment, insure the equipment against casualty loss and pay all property, sales and other taxes related to the equipment. We typically retain ownership of the equipment we lease and, in the event of default by the customer, we or the financial institution to whom the lease payment has been assigned may declare the customer in default, accelerate all lease payments due under the lease and pursue other available remedies, including repossession of the equipment. Upon expiration of the initial term or extended lease term, depending on the structure of the lease, the customer may:

•                  return the equipment to us;

•                  renew the lease for an additional term; or

•                  purchase the equipment.

If the equipment is returned to us, it will be either re-leased to another customer or sold into the secondary-user marketplace.

Additionally, we may lease operating system and application software to our customers, but typically only with a hardware lease.

Wirth Business Credit, Inc.

Our small-ticket financing operation serves small businesses. Small-ticket financing transactions are typically between $5,000 and $250,000, have terms of between two and five years and cover business essential assets, including computers, printing equipment, security systems, telecommunications equipment, car wash equipment, production equipment and other assets. Small-ticket financing products are marketed under the trade name Wirth Business Credit, Inc.

Industry

The small ticket finance industry is highly fragmented and competitive. Small business owners typically finance their businesses through one of many possible sources including banks, vendor captive finance companies, leasing brokers, credit card companies and leasing companies. Lenders typically fund only certain types of transactions and may base their decision on credit quality, geography, size of transaction, type of asset or other criteria. The small-ticket finance industry is very competitive, however, small business owners do not generally receive the same level of customer service as larger businesses do. Small business owners desire products that are convenient, easy to understand, competitive and come from a trusted source.

Business Strategy

Key elements of our small-ticket business strategy include:

•                  Relationship Focus.  We maintain a focused, long-term, customer-service approach to our business. In our small-ticket segment, we establish relationships with companies that control or have influence over multiple smaller businesses such as franchisors, equipment vendors and associations.

•                  Customer Service.  We understand that small business owners desire a convenient, flexible financing solution. We provide fast credit decisions, flexible terms and an easy to understand process.

Leasing and Sales Activities

We currently originate financing transactions through sales persons employed by Wirth Business Credit, Inc. We focus our sales efforts on establishing relationships with larger organizations with influence over many small businesses such as vendors, franchisors and trade associations.

We are in the process of launching a new franchise system under the name Wirth Business Credit™. At this time, we have no franchisees in this franchise system. Our franchisees will own and operate their own business under the trade name Wirth Business Credit™. Their operations will be dedicated to originating financing transactions. Our franchisees will build business with a local presence but with the support and infrastructure of a national leasing company. We will compensate our Wirth Business Credit™ franchisees based on the volume and profitability of the transactions they originate.

We generally finance business-essential assets for terms ranging from two to five years. Our financing transactions are generally full pay out transactions, which means, after paying all required payments under the financing agreement, the customer owns the asset.

Financing

Our ability to arrange financing is important to our middle-market leasing and our small-ticket financing businesses.

Winmark Capital Corporation will from time to time arrange permanent financing of LeaseManager® leases through non-recourse discounting of lease rentals with various financial institutions at fixed interest rates. The proceeds from the assignment of the lease rentals will be generally equal to the present value of the remaining lease payments due under the lease, discounted at the interest rate charged by the financial institution. Interest rates obtained under this type of financing will be negotiated on a transaction-by-transaction basis and reflect the financial strength of the customer, the term of the lease and the prevailing interest rates. For leases discounted on a non-recourse basis, the financial institution will have no recourse against us unless we are in default of the terms of the agreement under which the lease and the leased equipment will be assigned to the institution as collateral. The institution may, however, take title to the collateral in the event the customer fails to make lease payments or certain other defaults by the customer occur under the terms of the lease.

To date, we have funded the vast majority of our leases internally using our available cash. Leases are funded internally for a variety of reasons, including:

•                  we have a sufficient amount of cash on hand;

•                  lease amounts are too small to be attractive to financial institutions;

•                  the credit strength of the customer is acceptable only for recourse funding; or

•                  when we intend to discount a lease but the discounting process has not been completed.

Wirth Business Credit may, from time to time, arrange permanent financing for pools of small-ticket financing transactions on a non-recourse basis by discounting payments with various financial institutions at fixed interest rates.

Additionally, we will rely on recourse bank facilities to fund both our middle-market and small-ticket portfolios. We currently have a $15 million line of credit with LaSalle Bank, N.A., $10 million of which can be used to fund our leasing operations.

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

Although most states do not directly regulate the commercial equipment lease financing business, certain states require licensing of lenders and finance companies, and impose limitations on interest rates and other charges, and a disclosure of certain contract terms and constrain collection practices.  We believe that we are currently in compliance with all material statutes and regulations that are applicable to our business.

Trademarks and Service Marks

Play It Again Sports®, Once Upon A Child®, Plato’s Closet®, Music Go Round®, Winmark®, Winmark Business Solutions® and LeaseManager®, among others, are our registered service marks. Trademark applications for Wirth Business Credit™ and Winmark Capital Corporation™ have been filed with the United States Patent and Trademark Office. These marks are of considerable value to our business. We intend to protect our service marks by appropriate legal action where and when necessary. Each service mark registration must be renewed every 10 years. We have taken, and intend to continue to take all steps necessary to renew the registration of all our material service marks.

Seasonality

Our Play It Again Sports® and Music Go Round® franchise brands have experienced higher than average sales volumes during the holiday shopping season. Our Once Upon A Child® and Plato’s Closet® franchise brands have experienced higher than average sales volumes during the spring months and, along with our Music Go Round® brand, also during the back to school season. Overall, the different seasonal trends of our brands partially offset each other and do not result in significant seasonality trends on a Company-wide basis. Our equipment leasing business is not seasonal; however, quarter to quarter results may vary significantly.

Employees

As of December 31, 2005, we employed 102 full-time employees, of which 13 were salespersons, 58 were support personnel and 31 were administrative.

ITEM 1A: RISK FACTORS

We are dependent on franchise renewals.

Each of our franchise agreements is 10 years long. At the end of the term of each franchise agreement, each franchisee has the option to “renew” the franchise relationship by signing a new 10-year franchise agreement. In 2005, of the 27 franchisees that had their Play It Again Sports®  franchise agreement expire, 25 signed new 10-year franchise agreements. In 2006, 2007 and 2008, 9, 21 and 10 Play It Again Sports® franchise agreements will expire, respectively. We believe that renewing a significant number of these franchise relationships is extremely important to our success. In 2005, of the 16 franchisees that had their Once Upon A Child® franchise agreement expire, 15 signed new 10-year franchise agreements. In 2006, 2007 and 2008, 15, 14 and 9 Once Upon A Child® franchise agreements will expire, respectively. We believe that renewing a significant number of these franchise relationships is extremely important to our continued success. In 2005, of the 3 franchisees that had Music Go Round®  franchise agreement expire, 3 signed new 10-year franchise agreements. In 2006, 2007 and 2008, 9, 8 and 7 Music Go Round® franchise agreements will expire, respectively.  None of our Plato’s Closet®  franchise agreements will expire in 2006, 2007 or 2008. If a significant number of franchise relationships are not renewed our financial performance would be materially and adversely affected.

We have suffered declines in the number of Play It Again Sports®  franchises.

The number of our Play It Again Sports® franchises has continued to decline and this reduces our cash flow. In 1998, Play It Again Sports® closed 64 stores and opened 14 stores, a net loss of 50 stores. In 1999, Play It Again Sports® closed 58 stores and opened 12 stores, a net loss of 46 stores. In 2000, Play It Again Sports® closed 64 stores and opened 15 stores, a net loss of 49 stores. In 2001, Play It Again Sports® closed 59 stores and opened 10 stores, a net loss of 49 stores. In 2002, Play It Again Sports® closed 35 stores and opened 7 stores, a net loss of 28 stores. In 2003, Play It Again Sports® closed 37 stores and opened 10 stores, a net loss of 27 stores. In 2004, Play It Again Sports® closed 27 stores and opened 12 stores, a net loss of 15 stores. In 2005, Play It Again Sports® closed 26 stores and opened 10 stores, a net loss of 16 stores. It is extremely important to our future success that the net loss of Play It Again Sports® stores be slowed and ultimately reversed. We believe that a certain number of stores will close each year. Our objective is to minimize store closings by continuing our investment in franchisee support services such as franchisee training, Wirth Business Credit™ and the Winmark computer support center, by investing capital to improve Winmark’s proprietary point-of-sale software system and continuing to train our field operations personnel to better serve franchisee needs. There can be no assurance that we will be successful in reducing or reversing the decline in Play It Again Sports® franchises. If we are not successful, it would have a material adverse effect on our financial condition and results of operation.

We are dependent on new franchisees.

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

We are dependent upon our chief executive officer.

Our success depends greatly on the efforts and abilities of our key executive John L. Morgan, our chairman of the board and chief executive officer. The loss of the services of Mr. Morgan could materially harm our business. Such a loss would also divert management attention away from operational issues.

We may sell franchises for a territory, but the franchisee may not open a store.

We believe that a substantial majority of stores sold but not opened will open within the time period permitted by the applicable franchise agreement or we will be able to resell the territories for most of the terminated or expired franchises. However, there can be no assurance that substantially all of the currently sold but unopened franchises will open and commence paying royalties to us. At December 31, 2005, we had 40 franchise agreements for stores that are expected to open in 2006.

We are dependent on supply of used merchandise.

Our brands are based on offering customers a mix of used and new merchandise. As a result, obtaining continuing supplies of high quality used merchandise is important to the success of our brands. Supply of used merchandise comes from the general public and is not regular or highly reliable. There can be no assurance that we will avoid supply problems with respect to used merchandise.

We may be unable to collect accounts receivable from franchisees.

In the event that our ability to collect accounts receivable significantly declines from current rates, we may incur additional charges that would affect earnings. If we are unable to collect payments due from our franchisees, it would materially adversely affect our results of operation and financial condition.

We operate in extremely competitive industries.

Retailing, including the sale of sporting goods, childrens and teenage apparel and musical instruments, is highly competitive. Many retailers have significantly greater financial and other resources than us and our franchisees. Individual franchisees face competition in their markets from retailers of new merchandise and, in certain instances, resale, thrift and other stores that sell used merchandise. To date, our franchisees have not faced a high degree of competition in the sale of used merchandise, but do so in connection with the sale of new merchandise. However, we may face additional competition as our franchise systems expand and if additional competitors enter the used merchandise market.

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

We are in the early stages of our equipment leasing operations and there can be no assurance that we will be successful.

We began our equipment leasing operations in April of 2004. As a result, there can be no assurance that any of our planned future leasing activities will be successful. An inability to successfully launch and operate our equipment leasing business will have a material negative affect on our financial results.

We must control our selling, general and administrative expense to be successful.

Our ability to control the amount, and rate of growth in, selling, general and administrative expenses and the impact of unusual items resulting from our ongoing evaluation of our business strategies, asset valuations and organizational structures is important to our financial success. We expect to incur significant additional expense in connection with the launch of Wirth Business Credit and Winmark Capital Corporation. In the near term, our leasing income will not exceed our expenses. We cannot assure any investor that we will be able to control such items of expense.

We have made minority investments outside of our franchise and leasing businesses and have suffered losses in these investments.

We have invested in four private companies.

We have purchased $7.5 million of the common stock of Tomsten, Inc., a privately held corporation, (d/b/a Archiver’s) or 19.0% of the total outstanding common stock. Archiver’s is a retail concept created to help people preserve and enjoy their photographs. Archiver’s stores feature a wide variety of photo-safe products, including photo albums, scrapbooks and scrapbook supplies, frames, rubber stamps, and photo storage and organization products.

We have purchased $1.5 million of membership interests in eFrame, LLC, a Nebraska limited liability company, or 27.2% of the total outstanding membership interests. eFrame is a privately held company that provides outsourced information technology services. eFrame acts as the information technology department for small and medium-size businesses.  eFrame has operations throughout the Midwest. As of December 31, 2005, eFrame had a net capital deficiency and has had a history of operating losses. If eFrame continues to record operating losses, it will be necessary for it to raise additional debt or equity to finance its operations. There can be no assurance that eFrame will be able to raise capital to fund its operations. During 2005, the Company recorded an impairment charge for its remaining investment in eFrame, LLC. An impairment charge of $937,600 was recorded to the extent that the carrying value of the assets was not considered recoverable.

We have purchased $2 million of preferred stock in Commercial Credit Group, Inc., an equipment leasing company specializing in construction, transportation and waste management equipment. As of December 31, 2005, we owned approximately 17.7% of the equity of Commercial Credit Group. In February of 2006, the Company entered into a Redemption Agreement and an Investment Agreement with Commercial Credit Group, Inc. As a result the Company’s investment in Commercial Credit Group was redeemed for $2.0 million plus a transaction fee of $360,000. In addition, the Company purchased from CCG $2.0 million of newly issued 14.75% Senior Subordinated Notes due 2011.

On October 13, 2004, we made a commitment to lend $2 million to BridgeFunds Limited at an annual rate of 12% pursuant to several senior subordinated promissory notes. Each note has a maturity of five years. BridgeFunds Limited advances funds to claimants involved in civil litigation to cover litigation expenses. We have funded $1.5 million of our $2 million commitment; BridgeFunds can draw down on the remaining $0.5 million when they meet specific business milestones. In addition, we own a warrant to purchase 17.4% of the equity of BridgeFunds on a fully diluted basis.

Each of our minority investments is either in a relatively new or unproven business. Any of these businesses may not succeed and ultimately be forced to cease operations. Also, there is not a market for the equity of Tomsten, Inc. or eFrame, LLC, and our ability to receive our investment back and realize a cash return on our investment in these companies will depend on:  the development of a market for such companies’ equity; or the sale of such companies. BridgeFunds and Commercial Credit Group may not have the ability to pay interest on amounts owed to us or to repay principal amounts owed to us. In addition, there is no market for the equity of BridgeFunds Limited, and, as a result, our warrant to purchase 17.4% of the stock of BridgeFunds Limited may be of no value.

We do not have the ability (whether by vote, contract or otherwise) to control the actions of any of these companies. The loss of our entire investment in any one or all of our minority investments would have a material negative impact on our financial results.

We are subject to credit risk from nonpayment or slow payments in our lease portfolio.

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

We are subject to government regulation.

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

Additional legislation, both at the federal and state levels, could expand pre-sale disclosure requirements, further regulate substantive aspects of the franchise relationship and require us to file our franchise offering circulars with additional states. Future franchise legislation could impose costs or other burdens on us that could have a material adverse impact on our operations.

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

Risk of regulation as an Investment Company

As of December 31, 2005, the value of the Company’s investment securities stated as a percentage of total assets exceeded 40%. Under the Investment Company Act of 1940 (the “1940 Act”), a company may be deemed to be an “investment company” if the value of its investment securities stated as a percentage of total assets exceeds 40%. The Company believes that it is not an investment company subject to regulation under the 1940 Act.  As of the filing of this Annual Report on Form 10-K, the Company believes that the value of its investment securities are at a level that exempt the Company from regulation under the 1940 Act. There is a risk, however, that because the Company’s investment securities have in the past constituted more than 40% of the Company’s total assets, the Company could be subject to regulation by the Securities Exchange Commission as an investment company.  There is also a risk that if in the future the Company’s investment securities exceed 40% of total assets, the Company could be subject to regulation by the Securities Exchange Commission as an investment company. In either instance, the Commission could take enforcement action in connection with any alleged failure to register as an investment company. Any of these actions would have a material adverse affect on the Company.

ITEM 2: PROPERTIES

We lease our headquarters facility in Golden Valley, Minnesota. Until September 1, 2003, we leased 26,069 square feet of the 47,328 square foot building. Effective September 1, 2003, we amended our existing lease to add an additional 4,834 square feet bringing our total leased space to 30,903. Our base rent, under the amended lease remains the same, $218,980 per year. In addition, effective February 1, 2005, we amended our existing lease to add 3,281 square feet bringing our total square feet footage leased to 34,184. Finally, we have an option at anytime during the remaining term of the Lease to rent the entire remaining balance of the building. We are obligated to pay the common area maintenance and other additional rent relating to the entire 34,184 square feet. In 2005, we paid an annual base rent of $218,980 plus common area maintenance charges of approximately $245,600. The lease, as amended, expires in August 2009. Our facilities are sufficient to meet our current needs and our immediate future needs.

ITEM 3: LEGAL PROCEEDINGS

We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

PART II

ITEM 5:

MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Market Information; Holders; Dividends

Effective December 2, 2003, the trading of our common stock moved from the Nasdaq SmallCap Market, now known as the Nasdaq Capital Market, to the Nasdaq National Market, now known as the Nasdaq Global Market, under the symbol “WINA”. The table below sets forth the high and low bid prices of our common stock as reported by Nasdaq for the periods indicated:

2005:	First	Second	Third	Fourth
High	27.000	23.150	22.560	22.420
Low	18.500	19.060	15.950	18.670

2004:	First	Second	Third	Fourth
High	25.190	27.490	24.990	27.300
Low	17.950	23.260	19.500	19.500

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. At March 8, 2006, there were 6,038,037 shares of common stock outstanding held by approximately 1,000 beneficial shareholders and 151 shareholders of record. We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Purchase of Equity Securities by the Issuer and Affiliated Purchaser

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan
March 27, 2005 to April 30, 2005	2,350		$18.766	2,350	727,673
May 1, 2005 to May 28, 2005	3,515	(2)	23.000	—	727,673
May 29, 2005 to June 25, 2005	60,707	(3)	18.374	50,000	677,673
June 26, 2005 to July 30, 2005	138,215		18.792	138,215	539,458
October 30, 2005 to November 26, 2005	20,000		21.000	20,000	519,458
November 27, 2005 to December 31, 2005	18,223	(4)	20.460	—	519,458
Total	243,010			210,565	519,458

(1)                                  The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date. The total shares approved has been increased by additional Board of Directors’ approvals and is currently limited to 3,500,000 shares, of which 519,458 may still be repurchased.

(2)                                  3,515 shares were purchased as part of a stock option exercise.

(3)                                  10,707 shares were purchased as part of a stock option exercise.

(4)                                  18,223 shares were purchased as part of a stock option exercise.

ITEM 6: SELECTED FINANCIAL DATA.

The following table sets forth selected financial information for the periods indicated. The information should be read in conjunction with the financial statements and related notes discussed in Item 8 and 15, and Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed in Item 7.

	Fiscal Year Ended
	(in thousands except per share data)
	December 31, 2005(2)	December 25, 2004	December 27, 2003	December 28, 2002	December 29, 2001(1)
Revenue:
Royalties	$17,875	$16,889	$16,333	$16,448	$15,623
Merchandise sales	6,655	8,734	13,428	15,466	19,038
Franchise fees	1,052	984	860	769	723
Leasing income	430	65	—	—	—
Other	581	530	622	742	703
Total revenue	26,593	27,202	31,243	33,425	36,087
Cost of merchandise sold	5,506	7,228	10,692	12,355	15,850
Selling, general and administrative expenses	16,593	13,349	14,156	14,746	15,366
Gain on sale of Computer Renaissance®	—	—	—	—	1,112
Income from operations	4,494	6,625	6,395	6,324	5,983
Loss from equity investments	(1,169)	(195)	(136)	—	—
Gain on sale of marketable securities	27	174	102	31	—
Interest and other income (expense), net	303	267	182	13	(724)
Income before income taxes	3,655	6,871	6,543	6,368	5,259
Provision for income taxes	1,555	2,789	2,530	2,539	2,062
Net income	$2,100	$4,082	$4,013	$3,829	$3,197

Earnings per common share - diluted	$.33	$.63	$.63	$.63	$.55
Weighted average shares outstanding - diluted	6,358	6,500	6,321	6,079	5,792

Balance Sheet Data:
Working capital	$4,794	$8,215	$6,634	$7,123	$4,637
Total assets	26,549	24,772	19,159	16,185	12,289
Total debt	—	—	—	—	200
Shareholders’ equity	22,287	21,558	15,405	11,901	6,620

Selected Financial Ratios:
Return on average assets	8.2%	18.6%	22.7%	26.8%	23.0%
Return on average equity	9.6%	22.1%	29.4%	41.3%	63.4%

(1)                                  On August 30, 2000, the Company completed the disposition of substantially all the assets related to the Computer Renaissance® franchising and retailing operations for $3.0 million to Hollis Technologies, LLC and CompRen, Inc (‘Hollis”). One million dollars of the purchase price was to be held in an escrow account for up to 18 months from August 30, 2000. Amounts received from the escrow were recorded as additional income when received. In addition, the Company entered into a five-year $2.0 million consulting agreement to provide ongoing franchise and business consulting services to Hollis. Pursuant to the Consulting Agreement, Hollis agreed to make 60 equal monthly payments of $33,333 to the Company over the term of the agreement.

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

(2)                                  Included in Loss from equity investments is a $937,600 impairment charge for the write off of the Company’s investment in eFrame, LLC in 2005. (See Note 3 – “Other Long-Term Investments”)

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

As of December 31, 2005, we had 803 franchised retail stores operating under the following brands:  Play it Again Sports®, Once Upon a Child®, Plato’s Closet® and Music Go Round®. Management tracks closely the following criteria to evaluate current business operations and future prospects: royalties, franchise fees, leasing activity, selling, general and administrative expenses, franchise store openings and closings and franchise renewals.

Our most profitable sources of franchising revenue are royalties earned from our franchise partners and franchise fees for new store openings and transfers.

	2005	2004	2003
Royalties	$17,875,000	$16,889,300	$16,333,700
Franchise fees	1,052,500	983,700	860,300

During 2005, our royalties increased $985,700, or 5.8% compared to 2004. This increase is due to increased franchise store retail sales and having 53 weeks in fiscal 2005 compared to 52 weeks in 2004. Franchise fees grew modestly over the past three years and primarily reflect new openings in all brands.

During 2005, leasing income generated from the Company’s leasing activity was $430,300 compared to $65,300 in the same period last year. (See Note 13 – “Segment Reporting”.)  We closely monitor our investment in leasing operations. Investment in leasing operations represents the size of our leasing portfolio. The Company’s investment in leasing operations was $7.0 million at December 31, 2005 compared to $1.7 million on December 25, 2004.

Management monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise store openings and closings and franchise renewals. The following is a summary of our franchising activity for the fiscal year ended December 31, 2005:

	TOTAL 12/25/04	OPENED/ PURCHASED	CLOSED/ SOLD	TOTAL 12/31/05	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS	% RENEWED
Play It Again Sports®
Franchised Stores - US and Canada	412	10	(26)	396	27	25	93%

Once Upon A Child®
Franchised Stores - US and Canada	208	6	(8)	206	16	15	94%

Plato’s Closet®
Franchised Stores	128	33	(2)	159	—	—	—

Music Go Round®
Franchised Stores	41	3	(2)	42	3	3	100%
Total	789	52	(38)	803	46	43	93%

Renewal activity is a key focus area for management. Our franchisees sign 10-year agreements with us. The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties. In 2005, the Company renewed 93% of franchise agreements up for renewal. This percentage of renewal has ranged between 91% and 95% during the last three years.

Management continually monitors the level and timing of selling, general and administrative expenses. The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees. During 2005, our selling, general and administrative expenses increased due to new hires, increases in compensation expenses associated with stock options and infrastructure costs in connection with our leasing activities.

	2005	2004	2003
Selling, general and administrative expenses	$16,593,100	$13,348,800	$14,155,900

Our ability to grow our profits is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchised stores, (iii) increase the lease originations of Wirth Business Credit, Inc. and Winmark Capital Corporation and (iv) control our selling, general and administrative expenses. A detailed description of the risks to our business along with other risk factors can be found in the section captioned “Outlook”.

Results of Operations

The following table sets forth selected information from the Company’s Consolidated Statements of Operations expressed as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Fiscal Year Ended			Fiscal 2005	Fiscal 2004
	December 31, 2005	December 25, 2004	December 27, 2003	over (under) 2004	over (under) 2003
Revenue
Royalties	67.2%	62.1%	52.3%	5.8%	3.4%
Merchandise sales	25.0	32.1	43.0	(23.8)	(35.0)
Franchise fees	4.0	3.6	2.7	7.0	14.3
Leasing income	1.6	0.2	—	559.0	—
Other	2.2	2.0	2.0	9.5	(4.3)
Total revenue	100.0	100.0	100.0	(2.2)	(12.9)

Cost of merchandise sold	20.7	26.6	34.2	(23.8)	(32.4)
Selling, general and administrative expenses	62.4	49.1	45.3	24.3	(5.7)
Income from operations	16.9	24.3	20.5	(32.2)	3.6
Loss from equity investments	(4.4)	(0.7)	(0.4)	(500.1)	(42.9)
Gain on sale of marketable securities	0.1	0.6	0.3	(84.5)	71.2
Interest and other income	1.1	1.0	0.6	13.6	46.3
Income before income taxes	13.7	25.2	21.0	(46.8)	5.0
Provision for income taxes	5.8	10.2	8.1	(44.2)	10.2
Net income	7.9%	15.0%	12.9%	(48.6)%	1.7%

Revenue

Royalties and Franchise Fees

Revenues from franchising activity were as follows:

	2005	2004	2003
Royalties	$17,875,000	$16,889,300	$16,333,700
Franchise Fees	1,052,500	983,700	860,300

Revenues for the year ended December 31, 2005 totaled $26.6 million compared to $27.2 million for the comparable period in 2004.

Royalties increased to $17.9 million for 2005 from $16.9 million for the same period in 2004, a 5.8% increase. The increase was due to higher Plato’s Closet®, Once Upon A Child®, Play It Again Sports® and Music Go Round® royalties of $703,900, $269,300, $10,800 and $1,700, respectively. The increase in Plato’s Closet® royalties is primarily due to having 31 additional Plato’s Closet® franchise stores in 2005 compared to the same period last year and higher franchisee retail sales. The increase in royalties for the other brands is due to higher retail sales in 2005 compared to 2004. In 2004, royalties increased $555,600 compared to 2003. This increase is due to increased franchise sales and by having 128 franchised Plato’s Closet® stores open at December 25, 2004 compared to 106 at December 27, 2003 and was partially offset by a decrease in franchise store retail sales, primarily in Play It Again Sports®.

Franchise fees include initial franchise fees from the sale of new franchises and transfer fees related to the transfer of existing franchises. Franchise fee revenue is recognized when the store opens or when the franchise agreement is assigned to a buyer of a franchise. Franchisees are required to pay an initial franchise fee of $20,000 for each initial franchise ($26,500CAD in Canada) and $15,000 for each additional franchise ($20,000CAD in Canada). Franchise fees increased to $1,052,500 for 2005 compared to $983,700 for 2004. Fifty-two franchised stores were opened in 2005 compared to 46 franchised stores opened during 2004. Franchise fees in 2004 increased $123,400, or 14.3%, from 2003 as a result of opening 46 franchise stores in 2004 compared to 44 in 2003.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and retail sales at the Company-owned stores, are as follows:

	2005	2004	2003
Direct Franchisee Sales	$4,778,100	$6,229,900	$8,404,100
Retail Sales	1,876,500	2,503,700	5,023,500
	$6,654,600	$8,733,600	$13,427,600

Direct Franchisee Sales revenue decreased $1.45 million, or 23.3%, in 2005 compared to 2004 and $2.17 million, or 25.8%, in 2004 compared to 2003 as a result of management’s strategic decision to have more Play It Again Sports® franchisees purchase merchandise directly from vendors and having approximately 15 fewer Play It Again Sports® stores in 2005 compared to 2004 and 15 fewer stores in 2004 compared to 2003.

Retail store sales decreased $627,200, or 25.1%, in 2005 compared to 2004 and $2.52 million, or 50.2%, in 2004 compared to 2003 due to selling three Company-owned stores in 2005 and selling three Company-owned stores in 2004. As of December 31, 2005, the Company no longer owns any retail store locations.

Leasing Income

Leasing income increased to $430,300 in 2005 compared to $65,300 in 2004. The increase is due to increased lease originations in 2005 compared to 2004. There was no leasing income in 2003.

Other Revenues

Other revenues increased to $580,600 in 2005 compared to $530,000 in 2004. The increase is primarily due to additional software license fees. Other revenues decreased $91,800, or 14.8%, from 2003 to 2004. The decrease is primarily due to legal settlement revenues in 2003.

Cost of Merchandise Sold

Cost of merchandise sold decreased $1,722,600, or 23.8%, for fiscal 2005 compared to the same period last year. The decrease is directly proportional to the corresponding decrease in direct franchise sales discussed in the revenue section.

Cost of merchandise sold includes in-bound freight and the cost of merchandise sold to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and at Company-owned retail stores. Occupancy costs of $289,700, $395,400 and  $640,100 for our Company-owned retail stores are included in selling, general and administrative expenses for 2005, 2004 and 2003, respectively. The cost of merchandise sold as a percentage of Direct Franchisee Sales, and the cost of merchandise sold as a percentage of Company-owned retail revenue for 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Direct Franchisee Sales	95.9%	95.8%	96.1%
Retail Stores	49.3%	50.4%	52.0%

The 1.1 percentage point decrease in 2005 cost of merchandise sold at the Company-owned stores is primarily due to selling one Company-owned Music Go Round® store within the last year. Since Music Go Round® stores have a higher cost of goods sold than other brands of Company-owned stores, the mix of sales by brand and related cost of goods sold has improved. The 1.6% percentage point decrease in the 2004 cost of merchandise sold at the Company-owned stores compared to 2003 is primarily due to selling three Company-owned Music Go Round® retail stores in 2004.

Selling, General and Administrative Expenses

The $3,244,300, or 24.3%, increase in selling, general and administrative expenses in the year ended December 31, 2005 compared to the same period in 2004 is primarily due to increases in salaries and benefits, advertising, legal fees, provision for credit losses, professional services and compensation expense associated with stock options of $1,444,100, $190,000, $205,200, $89,900, $151,900 and $671,700, respectively. The increase in compensation expense associated with stock options includes a $419,400 charge for turning in “immature” shares as part of a stock option exercise.

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

Loss from Equity Investments

For the year ended December 31, 2005, the Company recorded (losses) gains of ($1,190,900) and $22,000 from our investments in eFrame, LLC (“eFrame”) and Commercial Credit Group, Inc. (“CCG”), respectively. During 2005, the Company wrote off its remaining investment in eFrame and recorded a $937,600 impairment charge which is included in the 2005 loss. This compares to losses of ($172,800) and ($22,000) from eFrame and CCG for the year ended December 25, 2004. This represents our pro rata share of losses for the period. As of December 31, 2005, the Company owns 27.2% of the outstanding membership interests of eFrame and 17.7% of the stock of CCG on an as converted basis. During the year, the Company began accounting for CCG under the cost method. Previously, CCG  was accounted for under the equity method. See the section in this Form 10-K entitled “Risk Factors”.

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

Gain on Sale of Marketable Securities

During 2005, the Company had a gain on the sale of investments of $27,000 compared to $173,800 in 2004 and $101,500 in 2003. This decrease is due to lower level of gains realized in 2005 compared to 2004 and 2003.

Interest and Other Income

Included in other income is interest income of $311,500 in 2005 compared to $177,000 in 2004. This increase is primarily due to interest received on the BridgeFunds Limited promissory notes. Also included in interest and other income is $8,500 of foreign currency exchange losses in 2005 and $89,800 of gains in 2004, respectively.

Included in interest and other income is interest income of $177,000 in 2004 compared to interest income of $249,000 in 2003. This decrease is primarily due to lower interest earning investment balances. Also included in interest and other income is $89,800 of foreign currency exchange gains in 2004 and $66,600 of losses in 2003, respectively.

Segment Comparison of the Year Ended December 31, 2005 to

Year Ended December 25, 2004

The Company currently has two reportable business segments, franchising and leasing. The franchising segment franchises value-oriented retail store concepts that buy, sell, trade and consign merchandise. The leasing segment, which commenced operations in 2004, includes (i) Winmark Capital Corporation, a middle-market equipment leasing business and (ii) Wirth Business Credit, Inc., a small-ticket financing business. Segment reporting is intended to give financial statement users a view of the Company “through the eyes of management.” The Company’s internal management reporting is the basis for the information disclosed for its business segments. In accordance with U.S. Generally Accepted Accounting Principles (GAAP), the Company’s internally defined measure of segment profit or loss, segment contribution, is required to be disclosed, but it is not a GAAP measure. The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income (loss):

	Year Ended
	December 31, 2005	December 25, 2004
Revenue:
Franchising	$26,162,700	$27,136,600
Leasing	430,300	65,300
Total revenue	$26,593,000	$27,201,900

Reconciliation to operating income (loss):
Franchising segment contribution	$11,482,600	$10,563,200
Leasing segment contribution	(1,809,200)	(600,100)
Other contribution	(5,179,300)	(3,338,400)
Total operating income	$4,494,100	$6,624,700

Franchising segment operating income

The franchising segment’s 2005 operating income increased by $919,400, or 8.7%, to $11.5 million from $10.6 million for 2004. The increase in segment contribution was primarily due to higher royalty income of $985,700 or 5.8%. The increase was due to higher Plato’s Closet®, Once Upon A Child®, Play It Again Sports®, and Music Go Round® royalties of $703,900, $269,300, $10,800  and $1,700, respectively. The increase in Plato’s Closet® royalties is primarily due to having 31 additional Plato’s Closet® franchise stores in 2005 compared to the same period last year and higher retail sales. The increase in royalties for the other brands is due to higher retail sales in 2005 compared to 2004. In 2004, royalties increased $555,600 compared to 2003. This increase is due to increased franchise sales and by having 128 franchised Plato’s Closet® stores open at December 25, 2004 compared to 106 at December 27, 2003 and was partially offset by a decrease in franchise store retail sales, primarily in Play It Again Sports®.

Leasing segment operating income (loss)

The leasing segment’s 2005 operating loss increased $1,209,100, or 201.5%, to ($1,809,200) compared to a loss of ($600,100) during 2004. This increase was primarily due to $2,239,600 of direct costs associated with starting up the leasing segment partially offset by a $365,000 increase in leasing income. The Company had leasing segment direct costs of $665,500 during 2004.

Other segment operating income (loss)

Other operating loss increased $1,840,900, or 55.1%, to a loss of ($5,179,300) during 2005 compared to a loss of ($3,338,400) during 2004. The increase is primarily due to higher salaries and benefits ($578,800), depreciation ($53,100), rent ($49,500) and increased compensation expenses associated with stock options ($671,700). Please see our disclosure of segment reporting in Note 13 for explanation of what is included in other contribution.

Income Taxes

The provision for income taxes was calculated at an effective rate of 42.5%, 40.6% and 38.7% for 2005, 2004 and 2003, respectively. The higher effective tax rate in 2005 compared to 2004 reflects a higher amount of non-deductible expenses in conjunction with lower pre-tax income. The increase in 2004 is a result of a state tax liability relating to prior years that was settled in 2004 and a higher amount of non-deductible expenses compared to 2003.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have historically been cash flow from operations and credit agreement borrowings. The components of the income statement that affect the liquidity of the Company include the following non-cash items: depreciation and compensation expense related to granting of stock options. The most significant component of the balance sheet that affects liquidity is Long-Term Investments. The $11.0 million in long-term investments at December 31, 2005 is comprised of illiquid investments in three private companies: Tomsten, Inc., Commercial Credit Group, Inc. and BridgeFunds Limited.

The Company ended 2005 with $2.9 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 2.28 to 1.0 compared to $7.4 million in cash and short-term marketable securities and a current ratio of 3.76 to 1.0 at the end of 2004.

Operating activities provided cash of $5.1 million for 2005 compared to $4.8 million for 2004. For 2005, components of the cash provided by changes in operating assets and liabilities include an increase in deferred revenue of $335,000 primarily due to increased deposits on future store openings. Inventories provided cash of $352,600 due to selling Company-owned stores. Components of cash utilized by operating assets and liabilities include a $499,500 increase in prepaid expenses primarily due to prepaid commissions for leasing sales staff and $248,000 increase in income tax receivable due to increased tax deposits.

Operating activities provided cash of $4.8 million for 2004 compared to $5.2 million for 2003. For 2004, components of the cash provided by changes in operating assets and liabilities include a $329,500 decrease in accounts receivable as a result of a reduction in buying group activity. Deferred franchise fee revenue provided cash of $222,800 primarily due to increased deposits on future store openings. Inventory provided cash of $109,000 as a result of selling three Company-owned stores. Components of cash utilized by operating assets and liabilities include a $174,200 decrease in accrued liabilities primarily due to lower accruals for employee bonuses and lease and restructuring reserves and an income tax receivable of $350,300. Accounts payable utilized $427,600 due primarily to a decrease in buying group activity.

Investing activities used $5.6 million of cash during 2005 compared to $4.4 million in 2004, primarily due to the purchase of equipment for lease contracts and property and equipment in 2005 along with the purchase of investments and marketable securities, including the Company’s additional $1.0 million equity investment in BridgeFunds Limited and $500,000 additional investment in Commercial Credit Group, Inc., partially offset by proceeds on the sale of marketable securities, principal collections on lease receivables and proceeds from discounted lease rentals.

Investing activities used $4.4 million and $4.5 million of cash during 2004 and 2003, respectively, and primarily relate to the purchase of investments and $1.8 million of equipment for lease contracts in 2004. Investments in Tomsten, Inc., eFrame, LLC, Commercial Credit Group, Inc. and BridgeFunds Limited totaled $3.5 million in 2004 and $5.5 million in 2003.

Financing activities used $2.6 million of cash during 2005 due to the repurchase of Company common stock, partially offset by amounts received on the exercise of stock options and proceeds from discounted lease rentals.

Financing activities provided $1.5 million of cash during 2004 compared to using $1.3 million in 2003. Fiscal 2004 consists of amounts received on the exercise of stock options. Fiscal 2003 included $1.9 million used to repurchase 200,000 shares of Company common stock, offset by $612,300 received from the exercise of stock options.

The Company had future operating lease commitments for our corporate headquarters and has remained a guarantor on Company-owned retail stores that have been sold or closed at December 31, 2005. See Note 6 and 12 to the consolidated financial statements.

Our contractual cash obligations and commitments at December 31, 2005 are summarized in the following table:

	Total	2006	2007	2008	2009	After 2009
On balance sheet obligations:
Lease guarantee reserves	$300,000	$300,000	$—	$—	$—	$—

Off balance sheet obligations:
Operating Leases	807,100	$223,100	$219,000	$219,000	$146,000	—

The Company had future long-term investment commitments at December 31, 2005. The Company had a commitment to make an additional $0.5 million investment in BridgeFunds Limited if and when they meet specific business milestones. This commitment expires in April, 2006. As of December 31, 2005, the Company had no other material outstanding commitments.

On September 30, 2004, Winmark Corporation established a 364-day $15.0 million line of credit with LaSalle Bank National Association bearing interest at LIBOR, plus 2%, up to $10.0 million of which may be used to finance leasing operations. The line of credit will be used for financing growth in the Company’s leasing business and for general corporate purposes. The Company has not yet drawn any funds from the line of credit. The LaSalle line of credit is secured by a lien against substantially all of the Company’s assets. In September 2005, the line of credit was extended for an additional six months. We intend to amend our existing facility with LaSalle by the end of the second quarter of 2006.

The Company believes that cash generated from future operations and cash and investments on hand, will be adequate to meet the Company’s current obligations including the investments in BridgeFunds Limited, and operating needs. The Company believes that the combination of its cash on hand, the cash generated from its franchising business, cash generated from discounting sources as well as its bank line of credit, will be adequate to fund its planned operations for 2006.

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

Revenue Recognition – Royalty Revenue and Franchise Fees

The Company collects royalties from each franchise based on a percentage of retail store gross sales. The Company recognizes royalties as revenue when earned. At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales. If there are significant changes in the actual performances of franchisees versus our estimates, our royalty revenue would be impacted. During 2005, we collected $114,800 more than our estimate at December 25, 2004. As of December 31, 2005, our royalty receivable was $1,132,800.

The Company collects franchise fees when franchise agreements are signed and recognizes the franchise fees as revenue when the store is opened, which is when the Company has performed substantially all initial services required by the franchise agreement. Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of our balance sheet. As of December 31, 2005, our deferred franchise fees were $745,700.

Allowance for Doubtful Accounts

We make estimates of the uncollectability of our accounts and notes receivables. We base the adequacy of the allowance on historical bad debts, current economic trends and specific analysis of each franchisee’s payment trends and credit worthiness. If any of the above noted items would be significantly different than estimates, our results could be different. As of December 31, 2005, our gross trade and notes receivable were $815,500 and $169,900 and our accounts receivable reserve for these items equaled $197,800. This compares with an accounts and notes receivable reserve of $210,200 as of December 25, 2004. (See Notes to Consolidated Financial Statements (“Note”) 5.)

Impairment of Long-term Investments

On an annual basis, the Company evaluates its’ long-term investments for impairment. The impairment, if any, is measured by the difference between the assets’ carrying amount and their fair value, based on the best information available, including market prices, discounted cash flow analysis or other financial metrics that management utilizes to help determine fair value. Judgments made by management related to the fair value of its’ long-term investments are affected by factors such as the ongoing financial performance of the Investees, additional capital raises by the Investees as well as general changes in the economy. During 2005, the Company recorded a $937,600 impairment charge in relation to our investment in eFrame, LLC. (See Note 3.)

Income recognition

Leasing income is recognized under the effective interest method. The effective interest method of income recognition applies a constant rate of interest equal to the internal rate of return on the lease. When a lease is 90 days or more delinquent, the lease is classified as being on non-accrual and the Company stops recognizing leasing income on that date.

Allowance for credit losses

The Company maintains an allowance for credit losses at an amount that it believes to be sufficient to absorb losses inherent in our existing lease portfolio as of the reporting dates. A provision is charged against earnings to maintain the allowance for credit losses at the appropriate level. If the actual results are different from the Company’s estimates, our results could be different. The Company policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent.

Outlook

Forward Looking Statements

The statements contained in the letter from the CEO and the President, Item 1 “Business”, Item 1A “Risk Factors” and in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, our statements relating to growth opportunities, prospects for Wirth Business Credit™ and Winmark Capital Corporation, contribution of the leasing business to financial results, anticipated operations of our leasing businesses, our ability to open new franchise stores, our ability to manage costs in the future, the number of stores we believe will open, our future cash requirements, our planned amendment to our credit facility and our belief that we will have adequate capital and reserves to meet our current and contingent obligations and operating needs are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act. Such statements are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements. Investors are cautioned to consider these forward looking statements in light of important factors which may result in variations from results contemplated by such forward looking statements including, but not limited to the risk factors discussed in Section 1A of this report. You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company incurs financial markets risk in the form of interest rate risk. The Company currently has available a $15.0 million line of credit with LaSalle Bank National Association. Interest on borrowed amounts will accrue interest at LIBOR, plus 2%; however, the Company has not drawn on such line of credit. Accordingly, the Company is not exposed to cash flow risks related to interest rate changes. The Company had no debt outstanding at December 31, 2005.

Approximately $883,800 of our cash and cash equivalents at December 31, 2005 were invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

ITEM 8:                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Winmark Corporation and Subsidiaries

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2005	December 25, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,947,700	$5,983,500
Marketable securities	—	1,390,800
Receivables, less allowance for doubtful accounts of $188,700 and $202,000	1,836,300	2,019,800
Investment in direct finance leases	1,478,200	228,400
Income tax receivable	620,500	350,300
Inventories	67,000	419,600
Prepaid expenses	804,000	304,500
Deferred income taxes	776,800	492,600
Total current assets	8,530,500	11,189,500
LONG-TERM INVESTMENT IN LEASING OPERATIONS:
Investment in direct finance leases	3,118,500	421,900
Equipment installed on leases not yet commenced	2,373,900	1,029,400
Total long-term investment in leasing operations	5,492,400	1,451,300
LONG-TERM INVESTMENTS:
Marketable securities	—	263,700
Other	11,000,000	10,668,900
LONG-TERM NOTES RECEIVABLE, less allowance for doubtful accounts of $9,100 and $8,200	94,300	54,400
PROPERTY AND EQUIPMENT:
Furniture and equipment	5,973,700	5,947,800
Building and building improvements	407,200	363,400
Less - accumulated depreciation and amortization	(5,932,300)	(6,017,600)
Property and equipment, net	448,600	293,600
OTHER ASSETS:
Goodwill, net of accumulated amortization	607,500	654,600
Deferred income taxes	375,400	196,400
Total other assets	982,900	851,000
	$26,548,700	$24,772,400
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,156,400	$1,063,800
Accrued liabilities	1,435,900	1,299,300
Current discounted lease rentals	147,600	—
Rents received in advance	167,600	17,300
Current deferred revenue	829,100	594,500
Total current liabilities	3,736,600	2,974,900
LONG-TERM DISCOUNTED LEASE RENTALS	185,600	—
LONG-TERM DEFERRED REVENUE	339,600	239,200
COMMITMENTS AND CONTINGENCIES (Notes 6, 7 and 12)
SHAREHOLDERS’ EQUITY:
Common stock, no par, 10,000,000 shares authorized, 6,049,037 and 5,964,547 shares issued and outstanding, respectively	3,840,500	5,186,300
Other comprehensive income	—	25,600
Retained earnings	18,446,400	16,346,400
Total shareholders’ equity	22,286,900	21,558,300
	$26,548,700	$24,772,400

See accompanying notes to consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings

	Fiscal Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003
REVENUE:
Royalties	$17,875,000	$16,889,300	$16,333,700
Merchandise sales	6,654,600	8,733,600	13,427,600
Franchise fees	1,052,500	983,700	860,300
Leasing income	430,300	65,300	—
Other	580,600	530,000	621,800
Total revenue	26,593,000	27,201,900	31,243,400

COST OF MERCHANDISE SOLD	5,505,800	7,228,400	10,692,400

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	16,593,100	13,348,800	14,155,900

Income from operations	4,494,100	6,624,700	6,395,100

LOSS FROM EQUITY INVESTMENTS	(1,168,900)	(194,800)	(136,300)

GAIN ON SALE OF MARKETABLE SECURITIES	27,000	173,800	101,500

INTEREST AND OTHER INCOME	303,100	266,800	182,400

Income before income taxes	3,655,300	6,870,500	6,542,700

PROVISION FOR INCOME TAXES	1,555,300	2,788,500	2,529,600

NET INCOME	$2,100,000	$4,082,000	$4,013,100

EARNINGS PER SHARE - BASIC	$.35	$.70	$.71

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	6,018,197	5,872,084	5,665,700

EARNINGS PER SHARE - DILUTED	$.33	$.63	$.63

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	6,358,167	6,499,935	6,321,127

See accompanying notes to consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Fiscal years ended December 27, 2003, December 25, 2004 and December 31, 2005

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

BALANCE, December 28, 2002	5,757,197	$3,723,300	$8,251,300	$(73,900)	$11,900,700

Repurchase of common stock	(200,000)	(1,875,000)	—	—	(1,875,000)
Stock options exercised and related tax benefits	106,010	881,000	—	—	881,000
Compensation expense relating to stock options granted	—	170,500	—	—	170,500
Issuance of common stock through the employee stock purchase plan	8,389	96,500	—	—	96,500
Other comprehensive income	—	—	—	218,400	218,400
Net income	—	—	4,013,100	—	4,013,100
Total comprehensive income	—	—	—	—	4,231,500

BALANCE, December 27, 2003	5,671,596	$2,996,300	$12,264,400	$144,500	$15,405,200

Repurchase of common stock	(249)	(5,000)	—	—	(5,000)
Stock options exercised and related tax benefits	284,490	1,729,400	—	—	1,729,400
Compensation expense relating to stock options granted	—	378,900	—	—	378,900
Issuance of common stock through the employee stock purchase plan	8,710	86,700	—	—	86,700
Other comprehensive income (loss)	—	—	—	(118,900)	(118,900)
Net income	—	—	4,082,000	—	4,082,000
Total comprehensive income	—	—	—	—	3,963,100

BALANCE, December 25, 2004	5,964,547	$5,186,300	$16,346,400	$25,600	$21,558,300

Repurchase of common stock	(210,565)	(3,961,400)	—	—	(3,961,400)
Stock options exercised and related tax benefits	295,055	1,565,000	—	—	1,565,000
Compensation expense relating to stock options granted	—	1,050,600	—	—	1,050,600
Other comprehensive income(loss)	—	—	—	(25,600)	(25,600)
Net income	—	—	2,100,000	—	2,100,000
Total comprehensive income	—	—	—	—	2,074,400

BALANCE, December 31, 2005	6,049,037	$3,840,500	$18,446,400	$—	$22,286,900

See accompanying notes to consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003
OPERATING ACTIVITIES:
Net income	$2,100,000	$4,082,000	$4,013,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	178,200	119,500	195,000
Amortization	—	2,100	3,500
Provision for credit losses	89,900	13,300	—
Compensation expense related to granting of stock options	1,050,600	378,900	196,000
Gain on sale of marketable securities	(27,000)	(173,800)	(101,500)
Loss from equity investments	1,168,900	194,800	136,300
Deferred initial direct costs, net of amortization	(56,600)	—	—
Deferred gain on sale of building	—	(90,100)	(183,100)
Tax benefit on exercised options	515,900	336,600	339,700
Change in operating assets and liabilities:
Receivables	143,600	329,500	338,700
Income tax receivable	(248,000)	(350,300)	—
Inventories	352,600	109,000	192,300
Prepaid expenses	(499,500)	1,300	278,100
Deferred income taxes	(463,200)	146,900	303,900
Accounts payable	92,600	(427,600)	(151,600)
Accrued liabilities	136,600	(174,200)	(565,300)
Additions to advance and security deposits	250,200	62,700	—
Deferred revenue	335,000	222,800	235,500
Net cash provided by operating activities	5,119,800	4,783,400	5,230,600
INVESTING ACTIVITIES:
Proceeds on sale of marketable securities	1,945,200	1,210,200	3,204,000
Purchase of marketable securities	(311,500)	(117,200)	(2,139,500)
Purchase of long-term investments	(1,500,000)	(3,500,000)	(5,500,000)
Purchases of property and equipment	(377,100)	(225,300)	(84,400)
(Increase) decrease in other assets	47,100	(54,100)	(61,800)
Proceeds from sale of property and equipment	43,900	14,400	37,100
Purchase of equipment for lease contracts	(6,181,600)	(1,828,100)	—
Principal collections on lease receivables	757,500	72,400	—
Net cash used for investing activities	(5,576,500)	(4,427,700)	(4,544,600)
FINANCING ACTIVITIES:
Repurchase of common stock	(3,961,400)	(5,000)	(1,875,000)
Proceeds from exercises of options and warrants	1,049,100	1,479,500	612,300
Proceeds from discounted lease rentals	333,200	—	—
Net cash provided by (used for) financing activities	(2,579,100)	1,474,500	(1,262,700)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,035,800)	1,830,200	(576,700)
CASH AND CASH EQUIVALENTS, beginning of year	5,983,500	4,153,300	4,730,000
CASH AND CASH EQUIVALENTS, end of year	$2,947,700	$5,983,500	$4,153,300
SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$1,624,100	$1,935,100	$1,306,000

See accompanying notes to consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and December 25, 2004

1.             Organization and Business:

Winmark Corporation and subsidiaries (the Company) offers licenses to operate retail stores using the service marks “Play It Again Sports®,” “Once Upon A Child®,” “Plato’s Closet®” and “Music Go Round®.”  The initial franchise fee for all brands for a first store is $20,000. In addition, the Company sells inventory to its Play It Again Sports® franchisees through its “Buying Group” and operated three retail stores. The Company has a 52/53-week fiscal year that ends on the last Saturday in December. Fiscal year 2005 was a 53-week year and 2004 and 2003 were 52-week fiscal years.

Following is a summary of our franchising and corporate store activity for the fiscal year ended December 31, 2005:

	(Unaudited)
	TOTAL 12/25/04	OPENED/ PURCHASED	CLOSED/ SOLD	TOTAL 12/31/05
Play It Again Sports®
Franchised Stores - US and Canada	412	10	(26)	396

Once Upon A Child®
Franchised Stores - US and Canada	208	6	(8)	206
Company Owned	1	0	(1)	0

Plato’s Closet®
Franchised Stores	128	33	(2)	159
Company Owned	1	0	(1)	0

Music Go Round®
Franchised Stores	41	3	(2)	42
Company Owned	1	0	(1)	0
Total	792	52	(41)	803

The Company also engages in the equipment leasing business. The Company operates both small-ticket and middle-market leasing businesses.

2.             Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Wirth Business Credit, Inc., Winmark Capital Corporation and Grow Biz Games, Inc., as well as its investment in and share of net earnings or losses for its investment in eFrame, LLC which are recorded on an equity basis. All material inter-company transactions have been eliminated in consolidation.

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates fair value.

Investments

Marketable securities with original maturities of less than one year are classified as short-term investments. The Company has determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ Equity. Amounts reclassified out of accumulated other comprehensive income into earnings is determined by using the average cost of the security when sold. (See Note 3.)

Long-term Investments

Long-term investments consist of marketable debt securities with original maturities greater than one year and investments in Tomsten, Inc., BridgeFunds Limited, eFrame, LLC and Commercial Credit Group, Inc. (See Note 3.)

Investment in Leasing Operations

The Company uses the direct finance method of accounting to record income from direct financing leases. At the inception of a lease, the Company records the minimum future lease payments receivable, the estimated residual value of the leased equipment and the unearned lease income. Initial direct costs related to lease originations are deferred as part of the investment and amortized over the lease term. Unearned lease income is the amount by which the total lease receivable plus the estimated residual value exceeds the cost of the equipment.

Income recognition

Leasing income is recognized under the effective interest method. The effective interest method of income recognition applies a constant rate of interest equal to the internal rate of return on the lease. When a lease is 90 days or more delinquent, the lease is classified as being on non-accrual and the Company stops recognizing leasing income on that date.

Initial direct costs

The Company defers initial direct costs incurred to originate its leases in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The initial direct costs deferred are part of the investment in leasing operations and are amortized to leasing income using the effective interest method.

Lease residual values

Residual values reflect the estimated amounts to be received at lease termination from lease extensions, sales or other dispositions of leased equipment. These estimates are based on the Company’s experience.

Allowance for credit losses

The Company maintains an allowance for credit losses at an amount that it believes to be sufficient to absorb losses inherent in the existing lease portfolio as of the reporting dates. A provision is charged against earnings to maintain the allowance for credit losses at the appropriate level. The Company policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent.

Rents received in advance

Rents received in advance represent advance payments from customers that will be applied to future payments. For example, if the Company is holding one advance payment, it will be applied to the customer’s last payment. If the Company is holding two advance payments, they will be applied to the customer’s last two payments.

Impairment of Long-lived Assets

The Company reviews long-lived assets annually to determine if the carrying value of these assets may not be recoverable. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill

On an annual basis, the Company considers whether there has been a permanent impairment in the value of its goodwill.

The changes in goodwill are as follows:

	December 31, 2005	December 25, 2004
Balance at beginning of year	$654,600	$600,600
Additions (See Note 12)	35,100	54,000
Impairment charge (See Note 14)	(82,200)	—
Balance at end of year	$607,500	$654,600

Fair Values of Financial Instruments

The carrying value of the Company’s financial assets and liabilities, because of their short-term nature, approximates fair value.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period. For the Company, comprehensive income (loss) consists of unrealized holding gains and losses, net of tax, from investments classified as “available-for-sale.”  In 2005 and 2004, we recognized tax benefits directly to shareholders equity of $25,600 and $118,900, respectively, relating to mark to market adjustment on our investments.

Comprehensive income and the components of other comprehensive income were as follows:

	Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003
Net income	$2,100,000	$4,082,000	$4,013,100
Other comprehensive income (loss)	(25,600)	(118,900)	218,400
Total comprehensive income	$2,074,400	$3,963,100	$4,231,500

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

Accounting for Stock-Based Compensation

The Company adopted in 2002 the fair value method recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement No. 123) using the prospective method as provided by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Historically, the Company had applied the intrinsic value method permitted under Statement 123, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, in accounting for Company’s stock-based compensation plans. Accordingly, no compensation cost has been recognized for the Company’s stock option plans prior to 2002. Compensation expense of $631,200, $378,900 and $170,500 relating to the vested portion of the fair value of stock options granted subsequent to adoption of the fair value method has been expensed to “Selling, general and administrative expenses” in 2005, 2004 and 2003, respectively. In addition, the year ended December 31, 2005 compensation expense includes a $419,400 charge for tendering “immature” shares as part of a stock option exercise.

For the options granted prior to fiscal 2002, the Company accounts for the stock option plans under Accounting Principles Board (APB) Opinion No. 25. Had compensation cost for these plans been determined consistent with SFAS No. 123 “Accounting for Stock-Based Compensations” (SFAS 123), the Company’s pro forma net income and net income per common share would have changed to the following pro forma amounts:

	Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003
Net income (loss) as reported	$2,100,000	$4,082,000	$4,013,100
Add: stock-based employee compensation expenses included in reported net income, net of related tax effects.	603,500	237,200	120,200
Deduct: total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects.	(510,100)	(427,500)	(700,600)
Pro forma net income	$2,193,400	$3,891,700	$3,432,700

Net income (loss) per common share:
Basic – as reported	$.35	$.70	$.71
Basic – pro forma	$.36	$.66	$.61
Diluted – as reported	$.33	$.63	$.63
Diluted – pro forma	$.34	$.60	$.54

In accordance with SFAS 123, the fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2005	$6.81 / $10.66	4.44% / 4.47%	5 / 7	28.1% / 43.5%	none
2004	$11.33 / $13.81 / $11.65	3.97% / 3.87% / 3.54%	5 / 7 / 5	48.8% / 46.1% / 46.1%	none
2003	10.12	3.76	7	49.7%	none
2002	5.86 / 5.91	3.59 / 3.63	7	55.2% / 55.0%	none

Revenue Recognition

The Company collects royalties from each franchise based on retail store gross sales. The Company recognizes royalties as revenue when earned. The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the store is opened, which is when the Company has performed substantially all initial services required by the franchise agreement. The Company had deferred initial franchise fee revenue of $783,800 and $583,800 at December 31, 2005 and December 25, 2004, respectively. The Company recognizes deferred software license fees over the 10 year life of the initial franchise agreement. The Company had deferred software license fees of $384,900 and $249,900 at December 31, 2005 and December 25, 2004, respectively. Merchandise sales through the buying group are recognized when the product has been shipped.  Revenue from sales at our Company-owned stores are recognized at the time of the merchandise sale.

Discounted Lease Rentals

The Company may utilize its lease rentals receivable and underlying equipment as collateral to borrow from financial institutions at fixed rates on a non-recourse basis. In the event of a default by a customer in non-recourse financing, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Company. Proceeds from discounting are recorded on the balance sheet as discounted lease rentals. As customers make payments to financial institutions, lease income and interest expense are recorded and discounted lease rentals are reduced by the effective interest method.

Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Earnings Per Common Share – Basic. The Company calculates Earnings Per Share – Dilutive by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method. The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of 339,970, 627,851 and 655,427 stock options and warrants for the years ended December 31, 2005, December 25, 2004 and December 27, 2003, respectively.

Options totaling 18,332 shares for the year ended December 31, 2005, were outstanding but were not included in the calculation of Earnings Per Share – Diluted because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be anti-dilutive, or decrease the number of weighted average shares.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), “Share-Based Payment.”  SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-base payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Since the Company currently records compensation expense for stock options using the prospective method under SFAS 123, the adoption of SFAS 123R is not expected to have a significant impact on our results of operations or financial position.

Reclassifications

Certain amounts in the December 25, 2004 and December 27, 2003 financial statements have been reclassified to conform with the December 31, 2005 presentation. These reclassifications had no effect on net income or shareholders’ equity as previously reported.

3.             Investments

Short and Long-term Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities as required by SFAS No. 115:

	December 31, 2005		December 25, 2004
	Cost	Fair Value	Cost	Fair Value
Fixed income	$—	$—	$776,800	$785,000
Equity securities	—	—	837,700	869,500
	$—	$—	$1,614,500	$1,654,500

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive income are as follows:

Year-ended	Unrealized Gains	Unrealized Losses	Net Unrealized Gains
December 31, 2005	$—	$—	$—
December 25, 2004	76,300	(36,300)	40,000

The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

Year-ended	Realized Gains	Realized Losses	Net Realized Gains (Losses)
December 31, 2005	$61,700	$(34,700)	$27,000
December 25, 2004	189,200	(15,400)	173,800
December 27, 2003	150,100	(48,600)	101,500

The amortized cost of the Company’s debt securities by contractual maturity is shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	December 31, 2005	December 25, 2004
Available for sale:
Due in one year or less	$—	$527,500
Due in one through three years	—	47,600
Due in three through five years	—	201,700
Due after five years	—	—
	$—	$776,800

Other Long-term Investments

The Company’s other long-term investments consist of:

	December 31, 2005	December 25, 2004
Tomsten	$7,500,000	$7,500,000
eFrame LLC	—	1,190,900
Commercial Credit Group, Inc.	2,000,000	1,478,000
BridgeFunds Limited	1,500,000	500,000
	$11,000,000	$10,668,900

On an annual basis the Company considers whether there has been a permanent impairment in the value of our long-term investments. The fair value of the cost method investments are not estimated if there are no identified events or changes in circumstances that may have a significant adverse affect on the fair value of the investment and an estimate of the fair value is not practicable.

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

On July 1, 2003, the Company made a $1 million equity investment in eFrame, LLC (“eFrame”). On November 21, 2003, the Company made an additional $500,000 equity investment in eFrame. Based in Omaha, Nebraska, eFrame provides out-sourced information technology services to customers to lower their costs and increase their operating efficiencies. The investment represents 27.2% of the outstanding units of membership interests in eFrame. The investment was recorded using the equity method of accounting, whereby the Company’s share of income or loss is included in the accompanying consolidated statement of earnings and increase or decrease the carrying value of the investment. During 2005, the Company recorded an impairment charge for its remaining investment in eFrame, LLC. An impairment charge of $937,600 was recorded to the extent that the carrying value of the assets was not considered recoverable.

On October 8, 2004, the Company agreed to make a $2.0 million preferred stock investment in Commercial Credit Group, Inc. (“CCG”), a newly formed equipment leasing company specializing in construction, transportation and waste management equipment. At closing, the Company paid $1.5 million for approximately 21.5% of the outstanding equity of CCG. The Company made the remaining $500,000 investment on May 20, 2005. In August 2005, CCG raised an additional $3.0 million of preferred stock. Subsequent to the most recent financing, the Company owns approximately 17.7% of the outstanding equity of CCG. This investment is accounted for by the cost method.

On October 13, 2004, Winmark Corporation made a commitment to lend $2.0 million to BridgeFunds Limited at an annual rate of 12% pursuant to several senior subordinated promissory notes. BridgeFunds Limited advances funds to claimants involved in civil litigation to cover litigation expenses. The proceeds of the loans are used to fund these advances. On October 13, 2004, February 9, 2005 and May 24, 2005, Winmark Corporation funded $500,000, $500,000 and $500,000, respectively, of such $2.0 million commitment; BridgeFunds can draw down the remaining $500,000 when they meet specific business milestones. In addition, Winmark Corporation has received a warrant to purchase 17.4% of the equity of BridgeFunds on a fully diluted basis.

4.             Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	December 31, 2005	December 25, 2004
Minimum lease payments receivable	$5,742,000	$848,500
Estimated residual value of equipment	69,900	3,300
Unearned lease income net of initial direct costs deferred	(967,000)	(142,800)
Security deposits	(145,000)	(45,400)
Allowance for credit losses	(103,200)	(13,300)
Total investment in leasing operations	4,596,700	650,300
Less: current investment in direct finance leases	(1,478,200)	(228,400)
Long-term investment in direct financing leases	3,118,500	421,900
Equipment installed on leases not yet commenced	2,373,900	1,029,400
Total long-term investment in leasing operations	$5,492,400	$1,451,300

The Company has had no write-offs of lease receivables in 2005 or 2004.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred is as follows as of December 31, 2005:

Fiscal Year	Minimum Lease Payments Receivable	Income Amortization
2006	$2,016,000	$505,100
2007	1,889,800	292,600
2008	1,162,800	119,000
2009	499,200	41,600
2010	150,800	8,600
Thereafter	23,400	100
	$5,742,000	$967,000

5.             Receivables:

The Company’s current receivables consisted of the following:

	December 31, 2005	December 25, 2004
Trade	$632,700	$833,400
Royalty	1,132,800	1,096,700
Notes Receivable	154,900	99,900
Other	10,200	44,200
	1,930,600	2.074,200
Less: Long-term Notes Receivable	(94,300)	(54,400)
Current Receivables	$1,836,300	$2,019,800

The activity in the allowance for doubtful accounts for accounts and note receivables is as follows:

	December 31, 2005	December 25, 2004	December 27, 2003
Balance at beginning of year	$210,200	$351,900	$437,900
Provisions charged to expense	(4,900)	(138,400)	(45,600)
Deductions for amounts written-off	(7,500)	(3,300)	(40,400)
Balance at end of year	$197,800	$210,200	$351,900

As part of its normal operating procedures, the Company requires Standby Letters of Credit as collateral for a portion of its trade receivables.

Included in accounts receivable above are four notes receivable from the sale of Company-owned retail stores bearing interest at 7.0%, 8.0% and two at 10.0%, payable in monthly principal and interest installments and maturing 2006, 2007 and two in 2010.

6.             Acquisitions and Dispositions:

Disposition of Corporate Headquarters

On July 10, 2000, the Company sold its corporate headquarters facility to Koch Trucking, Inc. for $3.5 million in cash. Net proceeds from the sale were used to pay down then existing bank debt. The Company entered into a lease through August 2009 for a portion of the facility pursuant to which the Company paid annual base rent of $218,980. The sale resulted in a $731,000 gain which was recognized over the initial 48-month lease term. In 2004, 2003 and 2002, $90,100, $183,100 and $183,100 of deferred gain was recognized, respectively.

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

As of December 31, 2005 and December 25, 2004, the Company had an accrual related to this disposal of $170,000 for lease guarantees on various store sites (See Note 9). In 2002, the Company paid $75,500 on the guarantees. As the guarantees expired, the Company reversed into income the remaining accrual relating to such leases aggregating $230,000 and $45,000 in 2004 and 2003, respectively. No guaranties expired in 2005.

Acquisition of Plato’s Closet, Inc.

In January 1999, the Company announced the acquisition of certain assets and franchising rights of Plato’s Closet, Inc. of Columbus, Ohio for total consideration of $400,000 plus a percentage of future royalties for a period of seven years.

7.             Shareholders’ Equity:

Repurchase of Common Stock

Under the board of directors’ authorization, the Company has the ability to repurchase up to 3,500,000 shares of its common stock, of which all but 519,458 shares have been repurchased. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. Since inception of stock repurchase activities in November 1995 through December 31, 2005, the Company has repurchased 2,980,542 of its stock at an average price of $12.08 per share. In 2005, the Company repurchased 210,565 shares for an aggregate purchase price of $3,961,400 or $18.81 per share. The Company made only one purchase in 2004 on August 13, 2004, when the Company purchased 249 shares of its stock for an aggregate purchase price of $4,980 or $20.00 per share.

Dilutive Securities

As of December 31, 2005, the Company had options and warrants outstanding to purchase a total of 780,000 shares of its common stock with an average exercise price of $12.37 per share. Of these, 534,000 were exercisable as of December 31, 2005.

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

Stock options granted and exercised under the plans as of December 31, 2005 were as follows:

	Number of Shares	Weighted Average Exercise Price	Exercisable at End of Year
Outstanding at December 28, 2002	940,000	6.31	261,250
Granted	75,000	18.25
Exercised	(106,010)	5.11
Forfeited	(20,000)	12.25
Outstanding at December 27, 2003	888,990	7.32	370,240
Granted	75,000	25.83
Exercised	(276,490)	5.03
Forfeited	(7,500)	8.44
Outstanding at December 25, 2004	680,000	$10.33	338,750
Granted	110,000	20.46
Exercised	(327,500)	5.25
Forfeited	(27,500)	18.88
Outstanding at December 31, 2005	435,000	$16.18	220,000

Options outstanding as of December 31, 2005 are exercisable as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.65 - $ 10.00	115,000	6.25	$9.27	91,250	$9.08
10.52 - 18.25	145,000	6.90	13.99	112,500	12.75
20.46 - 26.05	175,000	9.55	22.54	16,250	26.05
	435,000			220,000

The weighted average exercise price of options exercisable and weighted average remaining contractual life of outstanding options for December 31, 2005 and each of the previous three years are as follows:

Year Ended	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life(Years)
December 31, 2005	$12.21	7.79
December 25, 2004	7.70	4.69
December 27, 2003	6.08	3.89
December 28, 2002	6.09	4.04

All unexercised options at December 31, 2005 have an exercise price equal to the fair market value on the date of the grant.

Employee Stock Purchase Plan

The Company sponsored an Employee Stock Purchase Plan (“Employee Plan”) and reserved 100,000 shares of the Company’s common stock for issuance to employees who elected to participate. The Employee Plan operated in one-year phases and stock could be purchased at the end of each phase. The stock purchase price was 85% of the fair market value of such common stock on the commencement date or termination date of the phase, whichever was lower. In April 2004, the Company issued 8,710 shares under the plan at a price of $9.96.

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

During 2005, 10,000 options were granted under the Nonemployee Directors’ Plan at an average exercise price of $20.46 per share. During 2004, 10,000 and 10,000 options were granted at an exercise price of $24.00 and $26.05, respectively, per share and no options were granted during 2003. During 2004, 10,000 options were exercised at $6.50 per share under such plan. There were 145,000 shares outstanding at a weighted average exercise price of $9.72 with 114,000 exercisable at December 31, 2005.

On March 22, 2000, the Board of Directors granted John L. Morgan, Chairman and CEO, a non-qualified option to purchase 600,000 shares of the Company’s common stock at an exercise price of $5 per share. The shares vest over five years, 20% per year and began vesting on March 22, 2001. During 2005, 2004 and 2003, Mr. Morgan purchased 120,000, 240,000 and 100,000 shares respectively under such option. No options remain unexercised as of December 31, 2005.

On March 22, 2000, Sheldon Fleck, a former consultant to the Company, was granted a warrant to purchase 200,000 shares of common stock at an exercise price of $6 per share. This option will expire on March 22, 2008 if unexercised. Such warrant remains unexercised.

8.             Long-term Debt:

On September 30, 2004, Winmark Corporation established a 364-day $15.0 million line of credit with LaSalle Bank National Association bearing interest at LIBOR, plus 2%, up to $10.0 million of which may be used to finance leasing operations. The line of credit will be used for financing growth in the Company’s leasing business and for general corporate purposes. The Company has not yet drawn any funds from the line of credit. The LaSalle line of credit is secured by a lien against substantially all of the Company’s assets. In September 2005 the line of credit was extended for an additional six months.

There is no short or long-term debt outstanding as of December 31, 2005 and December 25, 2004.

9.             Accrued Liabilities

Accrued liabilities at December 31, 2005 and December 25, 2004 are as follows:

	December 31, 2005	December 25, 2004
Accrued salaries, wages, commissions and bonuses	$662,100	$504,200
Accrued vacation	201,000	180,100
Accrued restructuring liability	170,000	170,000
Accrued lease reserves	130,000	112,000
Other	272,800	333,000
	$1,435,900	$1,299,300

10.          Discounted Lease Rentals

The Company utilized certain lease rentals receivable and underlying equipment as collateral to borrow from a financial institution at 6.945% at December 31, 2005 on a non-recourse basis. In the event of a default by a customer in non-recourse financing, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Company. As of December 31, 2005, annual maturities of discounted lease rentals are as follows:

Year Ending December	Amount
2006	$147,600
2007	158,200
2008	27,400
Total	$333,200

11.          Income Taxes:

A reconciliation of the expected federal income tax expense based on the federal statutory tax rate to the actual income tax expense is provided below:

	Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003
Federal income tax expense at statutory rate (34%)	$1,242,800	$2,336,000	$2,224,500

Increase in income taxes resulting from:
State and local income taxes, net of federal benefit	161,200	266,400	307,400
Nondeductible items, including stock option expenses	154,700	130,400	61,100

Other, net	(3,400)	55,700	(63,400)
Actual income tax expense	$1,555,300	$2,788,500	$2,529,600

Components of the provision (benefit) for income taxes are as follows:

	Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003
Current:
Federal	$1,571,300	$1,969,800	$1,721,000
State	318,200	392,200	345,600
Foreign	129,000	279,600	159,100

Current provision	2,018,500	2,641,600	2,225,700

Deferred:
Federal	(389,300)	135,400	183,800
State	(73,900)	11,500	120,100

Deferred provision	(463,200)	146,900	303,900

Total provision for income taxes	$1,555,300	$2,788,500	$2,529,600

The tax effects of temporary differences that give rise to the net deferred income tax assets are presented below:

	December 31, 2005	December 25, 2004
Deferred tax assets:
Accounts receivable and lease reserves	$162,500	$120,800
Depreciation and amortization	—	33,900
Accrued restructuring charge	64,100	63,800
Non-qualified stock option expense	281,900	—
Deferred franchise and software license fees	159,500	312,600
Trademarks	122,700	96,700
Impairment of long-term investment	353,500	—
Other	125,300	61,200

Total deferred tax assets	1,269,500	689,000

Deferred tax liabilities:
Depreciation and amortization	(117,300)	—
Total deferred tax liabilities	(117,300)	—

Total net deferred tax assets	$1,152,200	$689,000

During the years ended December 31, 2005 and December 25, 2004, $515,900 and $336,600, respectively, was directly credited to stockholders’ equity to account for tax benefits related to employee stock option exercises.

The Company has assessed its taxable earnings history and prospective future taxable income. Based upon this assessment, the Company has determined that it is more likely than not that its deferred tax assets will be realized in future periods and no valuation allowance is necessary.

12.          Commitments and Contingencies:

Employee Benefit Plan

The Company provides a 401(k) Savings Incentive Plan which covers substantially all employees. The plan provides for matching contributions and optional profit-sharing contributions at the discretion of the Board of Directors. Employee contributions are fully vested; matching and profit sharing contributions are subject to a five-year service vesting schedule. Company contributions to the plan for 2005, 2004 and 2003 were $204,100, $215,300 and $252,100, respectively.

Operating Leases

The Company rents its corporate headquarters in a leased facility with a lease that expires in 2009. This lease requires the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rent. Prior to selling the remaining Company-owned stores in 2005, the Company also conducted its retail operations in leased facilities. Total rent expense under these operating leases was $721,400 in 2005, $757,500 in 2004 and $890,900 in 2003. As of December 31, 2005, minimum rental commitments under noncancelable operating leases are as follows:

Year Ending December	Amount
2006	223,100
2007	219,000
2008	219,000
2009	146,000
2010	—

In addition to the operating leases obligations disclosed above, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed. At December 31, 2005 and December 25, 2004, $130,000 and $112,000, respectively, is included in accrued liabilities relating to these guarantees. These leases have various expiration dates through 2008. The Company believes it has adequate accruals for any future liability.

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

Total amounts accrued under this agreement in 2005 and 2004 were $35,100 and $54,000, respectively, which are included in goodwill in the accompanying 2005 and 2004 consolidated balance sheets.

[INTENTIONALLY BLANK]

13.          Segment Reporting

The Company currently has two reportable business segments, franchising and leasing. The franchising segment franchises value-oriented retail store concepts that buy, sell, trade and consign merchandise. The leasing segment includes (i) Winmark Capital Corporation, a middle-market equipment leasing business and (ii) Wirth Business Credit, Inc., a small-ticket financing business. Segment reporting is intended to give financial statement users a view of the Company “through the eyes of management.” The Company’s internal management reporting is the basis for the information disclosed for its business segments. Segment contribution less other expenses is equal to operating income (loss). Other contribution represents unallocated shared-service costs such as corporate executive management, occupancy, management information services, account services, telephone expense and human resources. Segment assets are those that are directly used in or identified with segment operations, including cash, accounts receivable, prepaids, inventory, property and equipment and investment in leasing operations. Unallocated assets include corporate cash and cash equivalents, marketable securities, long-term investments, deferred tax amounts and other corporate assets. Inter-segment balances and transactions have been eliminated. The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income (loss):

	Year Ended
	December 31, 2005	December 25, 2004
Revenue:
Franchising	$26,162,700	$27,136,600
Leasing	430,300	65,300
Total revenue	$26,593,000	$27,201,900

Reconciliation to operating income (loss):
Franchising segment contribution	$11,482,600	$10,563,200
Leasing segment contribution	(1,809,200)	(600,100)
Other contribution(1)	(5,179,300)	(3,338,400)
Total operating income	$4,494,100	$6,624,700

Depreciation and amortization:
Franchising	$18,800	$29,400
Leasing	2,800	1,300
Unallocated	156,600	90,900
Total depreciation and amortization	$178,200	$121,600

	As of
	December 31, 2005	December 25, 2004
Identifiable assets:
Franchising	$3,932,500	$3,185,500
Leasing	9,041,700	1,944,900
Unallocated	13,574,500	19,642,000
Total	$26,548,700	$24,772,400

Note:
(1)

Other contribution represents unallocated shared-service costs such as corporate executive management, occupancy, management information services, account services, telephone expense and human resources.

(2)	The Company’s leasing operations commenced in April 2004.

14.          Sale of Company-owned Stores

During 2005, the Company sold its remaining three Company-owned store in three separate transactions. As part of one of the sale transactions, the Company received  $134,600 cash for the buy-out of an existing lease. In addition, the Company has agreed to guarantee buyer future lease obligation on two of the transactions. The fair value of this guarantee has been recorded. A summary of these transactions follows:

(Loss) on sale of store assets	$(22,200)
Operating lease buy-out proceeds	134,600
Lease guarantee reserves	(26,900)
Total	$85,500

As a result of the sale, the Company also wrote off the remaining goodwill relating to one of the stores, resulting in an impairment charge of $82,200. The net impact of the above transactions, including the goodwill write-off, is included in selling, general and administrative expenses for the year ended December 31, 2005.

15.          Quarterly Financial Data (Unaudited):

The Company’s unaudited quarterly results for the years ended December 31, 2005 and December 25, 2004 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2005
Total Revenue	$7,144,700	$6,363,800	$6,289,100	$6,795,400	$26,593,000
Income from Operations	1,179,300	976,500	1,498,500	839,800	4,494,100
Net Income (loss)	699,900	542,600	926,100	(68,600)	2,100,000
Net Income (loss) Per Common Share - Basic	$.12	$.09	$.15	$(.01)	$.35
Net Income (loss) Per Common Share - Diluted	$.11	$.08	$.14	$(.01)	$.33

2004
Total Revenue	$7,563,700	$6,660,500	$6,535,900	$6,441,800	$27,201,900
Income from Operations	2,093,000	1,257,500	1,682,200	1,592,000	6,624,700
Net Income	1,360,300	726,300	1,015,300	980,100	4,082,000
Net Income Per Common Share - Basic	$.24	$.12	$.17	$.16	$.70
Net Income Per Common Share - Diluted	$.21	$.11	$.15	$.15	$.63

The total of basic and diluted earnings per common share by quarter may not equal the totals for the year as there are changes in the weighted average number of common shares outstanding each quarter and basic and diluted earnings per common share are calculated independently for each quarter.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Winmark Corporation:

We have audited the accompanying consolidated balance sheets of Winmark Corporation and subsidiaries as of December 31, 2005 and December 25, 2004, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winmark Corporation and subsidiaries as of December 31, 2005 and December 25, 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Minneapolis, Minnesota

February 16, 2006

ITEM 9:                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A:              CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rule and forms. During the period covered by this Annual Report on Form 10-K, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:              OTHER INFORMATION

All information required to be reported in a report on Form 8-K during the fourth quarter covered by this Form 10-K has been reported.

PART III

ITEM 10:               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 The sections entitled “Election of Directors,” “Executive Officers,” “Audit Committee,” “Majority of Independent Directors; Committee of Independent Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics and Business Conduct,” appearing in our proxy statement for the annual meeting of stockholders to be held on May 3, 2006 are incorporated herein by reference.

ITEM 11:               EXECUTIVE COMPENSATION.

The sections entitled “Executive Compensation” “Director Compensation,” and “Compensation Committee Interlocks” appearing in our proxy statement for the annual meeting of stockholders to be held on May 3, 2006 are incorporated herein by reference.

ITEM 12:               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

The sections entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Securities Authorized for Issuance Under Equity Compensation Plans” appearing in our proxy statement for the annual meeting of stockholders to be held on May 3, 2006 are incorporated herein by reference.

ITEM 13:               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The section entitled “Certain Relationships and Related Transactions” appearing in our proxy statement for the annual meeting of stockholders to be held on May 3, 2006 is incorporated herein by reference.

ITEM 14:               PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The section entitled “Principal Accountant Fees and Services” appearing in our proxy statement for the annual meeting of stockholders to be held May 3, 2006 is incorporated herein by reference.

PART IV

ITEM 15:               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as a part of this Report:

1.	Financial Statements
The financial statements filed as part of this report are listed on the Index to
Consolidated Financial Statements on page 31.

2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the financial statements and related items.

3.	Exhibits
See Exhibit Index immediately following the signature page.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINMARK CORPORATION AND SUBSIDIARIES

By: /s/ JOHN L. MORGAN	Date: March 27, 2006
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

SIGNATURE	TITLE	DATE

/s/ JOHN L. MORGAN	Chairman of the Board and Chief Executive Officer	March 27, 2006
John L. Morgan	(principal executive officer)

/s/ STEPHEN M. BRIGGS	President and Chief Operating Officer	March 27, 2006
Stephen M. Briggs

/s/ BRETT D. HEFFES	Chief Financial Officer and Treasurer	March 27, 2006
Brett D. Heffes

/s/ GARY STOFFERAHN	Principal Accounting Officer	March 27, 2006
Gary Stofferahn

/s/ KIRK A. MACKENZIE	Vice Chairman and Director	March 27, 2006
Kirk A. MacKenzie

/s/ WILLIAM D. DUNLAP, JR.	Director	March 27, 2006
William D. Dunlap, Jr.

/s/ JENELE C. GRASSLE	Director	March 27, 2006
Jenele C. Grassle

/s/ PAUL C. REYELTS	Director	March 27, 2006
Paul C. Reyelts

/s/ MARK L. WILSON	Director	March 27, 2006
Mark L. Wilson

EXHIBIT INDEX

WINMARK CORPORATION AND SUBSIDIARIES

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)
3.2	By-laws, as amended and restated to date (Exhibit 3.2)(1)
10.1

Asset Purchase Agreement dated January 24, 1992 with Sports Traders, Inc. and James D. Van Buskirk (“Van Buskirk”) concerning acquisition of wholesale business, including amendment dated March 11, 1992 (Exhibit 10.6 (a))(1)

10.2	Retail store agreement dated January 24, 1992 with Van Buskirk (Exhibit 10.6 (b))(1)
10.3	1992 Stock Option Plan, including forms of stock option agreement (Exhibit 10.12)(1)(4)
10.4	Amendment No. 1 to the 1992 Stock Option Plan (Exhibit 10.15)(2)(4)
10.5	Amendment No. 2 to the 1992 Stock Option Plan (Exhibit 10.16)(2)(4)
10.6	Amendment No. 3 to the 1992 Stock Option Plan (Exhibit 10.16)(3)(4)
10.7	Amendment No. 4 to the 1992 Stock Option Plan (Exhibit 10.13)(4) (7)
10.8	Amended and Restated Stock Option Plan for Nonemployee Directors (Exhibit 10.1)(2)(4)
10.9	Employment Agreement with John L. Morgan, dated March 22, 2000 (Exhibit 10.1)(4)(5)
10.10	Common Stock Warrant with Sheldon Fleck, dated March 22, 2000 (Exhibit 10.3)(5)
10.11	Lease with Stan Koch & Sons Trucking, Inc. for Corporate Headquarters (Exhibit 10.4)(6)
10.12	First Amendment to Employment Agreement with John L. Morgan (Exhibit 10.26) (4)(7)
10.13	2001 Stock Option Plan, including forms of stock option agreements (Exhibit 10.27)(4)(7)
10.14	Amendment to Lease with Stan Koch & Sons Trucking for corporate headquarters (Exhibit 10.17)(8)
10.15	Amendment No. 2 to Lease with Stan Koch & Sons Trucking for corporate headquarters (Exhibit 10.19)(9)
10.16*	Second Amendment to Employment Agreement with John L. Morgan(4)
21.1	Subsidiaries: Grow Biz Games, Inc., a Minnesota corporation; Wirth Business Credit, Inc., a Minnesota corporation and Winmark Capital Corporation, a Minnesota corporation
23.1*	Consent of KPMG LLP; Independent Registered Public Accounting Firm
24.1	Power of Attorney (Contained on signature page to this Form 10-K)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer and Treasurer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24,1993 (Reg. No. 33-65108)

(2)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2005.

(3)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

(4)	Indicates management contracts, compensation plans or arrangements required to be filed as exhibits.

(5)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 25, 2000.

(6)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 24, 2000.

(7)	Incorporated by reference to the specified exhibit to Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

(8)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

(9)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 25, 2004.

2