Form 10-Q
period 2006-04-01
WINMARK CORP
filed 2006-05-12
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2006

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

Yes:  ☒     No:  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐      Accelerated filer: ☐      Non-Accelerated filer: ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐     No: ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value, 6,081,042 shares outstanding as of May 5, 2006.

WINMARK CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONDENSED BALANCE SHEETS

(unaudited)

	April 1, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,847,000	$2,947,700
Receivables, less allowance for doubtful accounts of $46,500 and $188,700	2,243,500	1,836,300
Investment in direct finance leases	2,085,400	1,478,200
Income tax receivable	16,800	620,500
Inventories	93,300	67,000
Prepaid expenses and other	902,100	804,000
Deferred income taxes	776,800	776,800
Total current assets	7,964,900	8,530,500

Long-term investment in leasing operations	7,037,100	5,492,400
Long-term investments	11,000,000	11,000,000
Long-term notes receivables, net	86,900	94,300
Property and equipment, net	468,900	448,600
Other assets, net	607,500	607,500
Deferred income taxes	375,400	375,400
	$27,540,700	$26,548,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,211,900	$1,156,400
Accrued liabilities	1,319,900	1,435,900
Current discounted lease rentals	149,300	147,600
Rents received in advance	212,900	167,600
Current deferred revenue	907,700	829,100
Total current liabilities	3,801,700	3,736,600

Long-term discounted lease rentals	160,000	185,600

Long-term deferred revenue	389,000	339,600

Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 6,043,037 and 6,049,037 shares issued and outstanding	3,630,300	3,840,500
Retained earnings	19,559,700	18,446,400

Total shareholders’ equity	23,190,000	22,286,900
	$27,540,700	$26,548,700

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 1, 2006	March 26, 2005
REVENUE:
Royalties	$5,043,800	$4,514,400
Merchandise sales	1,290,700	2,235,600
Franchise fees	215,000	190,000
Leasing income	258,000	60,900
Other	162,000	143,800
Total revenue	6,969,500	7,144,700

COST OF MERCHANDISE SOLD	1,239,100	1,920,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,321,400	4,045,400

Income from operations	1,409,000	1,179,300
LOSS FROM EQUITY INVESTMENTS	—	(94,100)
GAIN ON SALE OF MARKETABLE SECURITIES	—	21,300
INTEREST AND OTHER INCOME	456,100	60,000

Income before income taxes	1,865,100	1,166,500
PROVISION FOR INCOME TAXES	(751,800)	(466,600)

NET INCOME	$1,113,300	$699,900

EARNINGS PER SHARE – BASIC	$.18	$.12

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	6,030,371	5,964,547

EARNINGS PER SHARE – DILUTED	$.18	$.11

WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	6,270,083	6,588,089

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 1, 2006	March 26, 2005
OPERATING ACTIVITIES:
Net income	$1,113,300	$699,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,500	43,000
Allowance for doubtful accounts	(142,800)	(12,400)
Provision for credit losses	77,600	16,400
Gain on sale of investment	(360,000)	—
Compensation expense related to granting of stock options	225,700	162,100
Gain on sale of marketable securities	—	(21,300)
Deferred initial direct costs, net of amortization	(73,100)	—
Loss from disposal of property and equipment	1,400	—
Loss from equity investments	—	94,100
Change in operating assets and liabilities:
Receivables	(257,000)	(460,100)
Income tax receivable	603,700	208,800
Inventories	(26,300)	69,200
Prepaid expenses and other	(98,100)	5,000
Accounts payable	55,500	456,500
Accrued liabilities	(116,000)	(83,700)
Additions to advance and security deposits	322,800	13,500
Deferred revenue	128,000	234,100

Net cash provided by operating activities	1,495,200	1,425,100

INVESTING ACTIVITIES:
Proceeds on sale of marketable securities	—	413,800
Proceeds from sale of investment	360,000	—
Purchase of marketable securities	—	(102,400)
Purchase of long-term investments	—	(500,000)
Purchases of property and equipment	(62,200)	(236,800)
Additions to other assets	—	(7,500)
Purchase of equipment for lease contracts	(3,062,600)	(468,800)
Principal collections on lease receivables	628,700	134,400

Net cash used for investing activities	(2,136,100)	(767,300)

FINANCING ACTIVITIES:
Repurchase of common stock	(785,000)	—
Payments on discounted lease rentals	(23,900)	—
Proceeds from exercises of options and warrants	191,300	—
Tax benefit on exercised options	157,800	—

Net cash used by financing activities	(459,800)	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,100,700)	657,800
Cash and cash equivalents, beginning of period	2,947,700	5,983,500
Cash and cash equivalents, end of period	$1,847,000	$6,641,300

SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$23,100	$172,100

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.         Management’s Interim Financial Statement Representation:

The accompanying condensed financial statements have been prepared by Winmark Corporation and subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company has a 52/53 week year which ends on the last Saturday in December. The information in the condensed financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. This report should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

Revenues and operating results for the three months ended April 1, 2006 are not necessarily indicative of the results to be expected for the full year.

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

3.         Allowance for Doubtful Accounts:

The $142,800 decrease in the allowance for doubtful accounts during the first quarter of 2006 is due to analysis of historical bad debt write-offs and decreased selling, general and administrative expenses for the three month period ended April 1, 2006.

4.         Long-Term Investments:

The Company has an investment in Tomsten, Inc. (“Tomsten”), the parent company of “Archiver’s” retail chain. Archiver’s is a retail concept created to help people preserve and enjoy their photographs. Archiver’s stores feature a wide variety of photo-safe products, including photo albums, scrapbooks and scrapbook supplies, frames, rubber stamps and photo storage and organization products. The Company has invested a total of $7.5 million in the purchase of common stock of Tomsten. The Company’s investment currently represents 18.29% of the outstanding common stock of Tomsten and is accounted for by the cost method. The Company has entered into a voting agreement with Tomsten appointing officers of Tomsten as the Company’s proxy with the right to vote the Tomsten shares held by the Company consistent with the two largest shareholders of Tomsten (or in case of their disagreement, consistent with a majority of the remaining shareholders) as long as the Company owned such shares. No officers or directors of the Company serve as officers or directors of Tomsten.

On October 8, 2004, the Company agreed to make a $2.0 million preferred stock investment in Commercial Credit Group, Inc. (“CCG”), a newly formed equipment leasing company specializing in construction, transportation and waste management equipment. At closing, the Company paid $1.5 million for approximately 21.5% of the outstanding equity of CCG. The Company made the remaining $500,000 investment on May 20, 2005. In August 2005, CCG raised an additional $3.0 million of preferred stock. Subsequent to that financing, the Company owned approximately 17.7% of the outstanding equity of CCG. This investment was accounted for by the cost method.

On February 15, 2006, the Company entered into two separate transactions with Commercial Credit Group comprised of (i) redeeming its 20,000 shares of Series A-1 Preferred stock at face value of $100 per share and, (ii) issuing $2,000,000 of five-year senior subordinated notes that carry an interest rate of 14.75%, which is compounded quarterly. In connection with the redemption, a $360,000 transaction fee was paid to the Company. The Company recorded the $360,000 fee as additional consideration for the redemption for its preferred stock which, when combined with the $2,000,000 redemption proceeds, resulted in a gain of $360,000 on the transaction. The gain is included in interest and other income for the three month period ended April 1, 2006.

On October 13, 2004, Winmark Corporation made a commitment to lend $2.0 million to BridgeFunds Limited at an annual rate of 12% pursuant to several senior subordinated promissory notes. BridgeFunds Limited advances funds to claimants involved in civil litigation to cover litigation expenses. The proceeds of the loans are used to fund these advances. On October 13, 2004, February 9, 2005 and May 24, 2005, Winmark Corporation funded $500,000, $500,000 and $500,000, respectively, of such $2.0 million commitment; BridgeFunds can draw down the remaining $500,000 when they meet specific business milestones. In addition, Winmark Corporation has received a warrant to purchase 17.4% of the equity of BridgeFunds on a fully diluted basis. (See Note 14 – “Subsequent Events.”)

5.         Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	April 1, 2006	December 31, 2005
Minimum lease payments receivable	$8,855,000	$5,742,000
Estimated residual value of equipment	184,600	69,900
Unearned lease income net of initial direct costs deferred	(1,594,500)	(967,000)
Security deposits	(422,800)	(145,000)
Allowance for credit losses	(180,700)	(103,200)
Total investment in leasing operations	6,841,600	4,596,700
Less: current investment in direct finance leases	(2,085,400)	(1,478,200)
Long-term investment in direct financing leases	4,756,200	3,118,500
Equipment installed on leases not yet commenced	2,280,900	2,373,900
Total long-term investment in leasing operations	$7,037,100	$5,492,400

The Company had no write-offs of lease receivables during the first quarter of 2006 or fiscal year 2005.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred is as follows for the remainder of fiscal 2006 and the full fiscal years thereafter as of April 1, 2006:

Fiscal Year	Minimum Lease Payments Receivable	Income Amortization
2006	$2,238,100	$725,700
2007	3,049,800	526,500
2008	2,290,800	243,700
2009	933,600	80,300
2010	309,600	18,300
Thereafter	33,100	—
	$8,855,000	$1,594,500

6.         Other Comprehensive Income (Loss):

The Company reports other comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period. For the Company, other comprehensive income (loss) consists of unrealized holding gains and losses, net of tax, from investments classified as “available-for-sale.”  In the first quarter of 2006 and 2005, we recognized tax benefits directly to shareholders’ equity of $0 and $16,400, respectively, relating to mark-to-market adjustment on our investments.

Comprehensive income and the components of other comprehensive income (loss) were as follows:

	Three Months Ended
	April 1, 2006	March 26, 2005

Net income	$1,113,300	$699,900
Other comprehensive income (loss)	—	(27,300)

Total comprehensive income	$1,113,300	$672,600

7.         Accounting for Stock-Based Compensation:

The Company adopted in 2002 the fair value method recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement No. 123) using the prospective method as provided by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Historically, the Company had applied the intrinsic value method permitted under Statement 123, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for our stock-based compensation plans. Accordingly, no compensation cost has been recognized for stock option plans prior to 2002. Compensation expense of $225,700 and $162,100 relating to the vested portion of the fair value of stock options granted subsequent to adoption of the fair value method has been expensed to “Selling, General and Administration Expenses” in the first quarter of 2006 and 2005, respectively.

Financial Accounting Standards Board (FASB) Statement No. 123, Share-Based Payment (revised 2004) requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on the grant date fair value of those awards. In accordance with Statement No. 123R, this cost is recognized over the period for which an employee is required to provide service in exchange for the award. For awards outstanding as of January 1, 2006, Statement No. 123R requires the Company to recognize compensation expense for the unvested portion of outstanding share-based payments based on the fair value of the award on the grant date. It also requires that the benefits associated with tax deductions in excess of recognized compensation expense be reported as a financing cash flow rather than as an operating cash flow. The Company adopted Statement No. 123 in November 2002. The Company adopted Statement No. 123R, effective January 1, 2006, utilizing the modified prospective method, and, therefore, did not restate our prior-period results. The Company uses the straight-line method of expensing graded vesting awards.

The impact of adopting Statement No. 123R did not increase compensation expense over the amount the Company would have recorded under Statement No. 123 during the first quarter of 2006 given that we adopted Statement No. 123 in November 2002.

In accordance with SFAS 123, the fair value of each option granted in 2005 was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2006	—	—	—	—	—
2005	$ 6.81/$10.66	4.44%/4.47%	5/7	28.1%/43.5%	none

The Company did not modify any outstanding options to minimize the impact of 123R. The Company is using the same valuation model and assumptions under 123R that it used before and the adoption of 123R will not affect our option granting practices.

8.         Reclassifications:

Certain amounts in the March 26, 2005 financial statements have been reclassified to conform with the April 1, 2006 presentation. These reclassifications have no effect on net income or shareholders’ equity as previously reported.

9.         Earnings Per Share:

The Company calculates earnings per share in accordance with SFAS No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Earnings Per Share - Basic. The Company calculates Earnings Per Share - Dilutive by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method. The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of 239,712 and 623,542 stock options and warrants for the quarters ended April 1, 2006 and March 26, 2005, respectively.

Options totaling 34,576 and 9,320 shares at April 1, 2006 and March 26, 2005, respectively, were outstanding but were not included in the calculation of Earnings Per Share – Diluted because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be anti-dilutive, or decrease the number of weighted average shares.

10.                               Shareholders’ Equity:

Repurchase of Common Stock

Under the board of directors’ authorization, the Company has the ability to repurchase up to 3,500,000 shares of its common stock, of which all but 484,458 shares have been repurchased. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. Since inception of stock repurchase activities in November 1995 through April 1, 2006, the Company has repurchased 3,015,542 of its stock at an average price of $12.15 per share. In the first quarter of 2006, the Company repurchased 35,000 shares for an aggregate purchase price of $785,000 or $22.43 per share.

Dilutive Securities

As of April 1, 2006, the Company had options and warrants outstanding to purchase a total of 751,000 shares of its common stock with an average exercise price of $12.59 per share. Of these, 510,000 were exercisable as of April 1, 2006.

Stock Option Plans

The Company had authorized up to 1,530,000 shares of common stock be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 1992 Stock Option Plan (the 1992 Plan). The 1992 Plan expired on April 21, 2002.

At the end of the first quarter, the Company has authorized up to 500,000 shares of common stock be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2001 Stock Option Plan (the 2001 Plan). At the regularly scheduled Annual Meeting of Shareholders held on May 3, 2006, the Company’s shareholders approved a resolution to amend the 2001 Plan to increase the number of approved and reserved shares of common stock under the 2001 Plan from 500,000 to 750,000.

Grants under the 2001 Plan are made by the Board of Directors or a Board-designated committee at a price of not less than 100% of the fair market value on the date of grant. If an incentive stock option is granted to an individual who owns more than 10% of the voting rights of the Company’s common stock, the option exercise price may not be less than 110% of the fair market value on the date of grant. The term of the options may not exceed 10 years, except in the case of nonqualified stock options, whereby the terms are established by the Board of Directors or a Board-designated committee. Options may be exercisable in whole or in installments, as determined by the Board of Directors or a Board-designated committee.

The Company also sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors’ Plan”) and reserved a total of 200,000 shares for issuance to directors of the Company who are not employees. Each option granted under the Nonemployee Directors Plan vests and becomes exercisable in five equal increments, beginning one year after the date of grant.

Stock options granted and exercised under the 1992 Plan, 2001 Plan and Nonemployee Directors Plan as of April 1, 2006 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Remaining Intrinsic Value
Outstanding at December 31, 2005	580,000	$14.56
Granted	—	—
Exercised	(29,000)	6.60
Forfeited	—	—
Outstanding at April 1, 2006	551,000	14.98	6.49	$4,693,500

Exercisable at April 1, 2006	310,000	$10.64	4.59	$3,985,400

The total intrinsic value of options exercised during the first quarter of 2006 and 2005 was $479,900 and $0, respectively. The total fair value of shares vested during the first quarter of 2006 and 2005 was $23,750 and $623,750, respectively.

All unexercised options at April 1, 2006 have an exercise price equal to the fair market value on the date of the grant.

As of April 1, 2006, we had $4.1 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average period of 6.49 years.

Other Options

On March 22, 2000, Sheldon Fleck, a former consultant to the Company, was granted a warrant to purchase 200,000 shares of common stock at an exercise price of $6 per share. This warrant will expire on March 22, 2008 if unexercised. Such warrant remains unexercised.

11. Long-term Debt:

 On March 31, 2006, the Company entered into a Second Amendment (the “Amendment”) to its $15,000,000 line of credit with LaSalle Bank National Association (as amended, the “Credit Facility”). The Credit Facility allows the Company various interest rate options, including fixed rate, LIBOR plus 2% and the banks base rate plus 200 basis points. The Amendment, among other things, extends the term of the Credit Facility until March 31, 2010, and allows the Company to increase its obligations under the Credit Facility over time to up to $25,000,000 provided that certain conditions are met. The facility has a borrowing base that is equal to two times the Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of the Company’s franchising and corporate segments plus 90% of the amount of eligible leased assets. As a result of the Amendment, certain financial covenants in the Credit Facility have changed, including (i) minimum tangible net worth; (ii) minimum interest coverage ratio; and (iii) maximum senior leverage ratio. The line of credit will be used for growing the Company’s leasing business, stock repurchases and general corporate purposes. The LaSalle line of credit is secured by a lien against substantially all of the Company’s assets.

There is no short or long-term debt outstanding as of April 1, 2006.

As of May 5, 2006, the Company has $2.0 million outstanding on its credit facility with LaSalle Bank. The borrowings were used to fund the increase in the Company’s leasing portfolio. The 30 day borrowings bear interest ranging from 6.99% to 7.04%.

12.                               Other Contingencies:

In addition to the operating lease obligations disclosed in footnote 12 of the Company’s Form 10-K for the year ended December 31, 2005, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed. At April 1, 2006 and March 26, 2005, $125,000 and $112,000, respectively, is included in accrued liabilities relating to these documents. These leases have various expiration dates through 2008. The Company believes it has adequate accruals for any future liability.

[THIS SECTION IS INTENTIONALLY BLANK]

13.                               Segment Reporting:

The Company currently has two reportable business segments, franchising and leasing. The franchising segment franchises value-oriented retail store concepts that buy, sell, trade and consign merchandise. The leasing segment includes (i) Winmark Capital Corporation, a middle-market equipment leasing business and (ii) Wirth Business Credit, Inc., a small ticket equipment leasing business. Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses. The Company’s internal management reporting is the basis for the information disclosed for its business segments. Segment contribution less other expenses is equal to operating income (loss). Segment assets are those that are directly used in or identified with segment operations, including cash, accounts receivable, prepaids, inventory, property and equipment and investment in leasing operations. Unallocated assets include corporate cash and cash equivalents, long-term investments, deferred tax amounts and other corporate assets. Inter-segment balances and transactions have been eliminated. The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income (loss):

	Three Months Ended
	April 1, 2006	March 26, 2005
Revenue:
Franchising	$6,711,500	$7,083,800
Leasing	258,000	60,900
Total revenue	$6,969,500	$7,144,700

Reconciliation to operating income (loss):
Franchising segment contribution	$3,242,200	$2,759,600
Leasing segment contribution	(606,000)	(454,400)
Other contribution(1)	(1,227,200)	(1,125,900)
Total operating income	$1,409,000	$1,179,300

Depreciation and amortization:
Franchising	$—	$18,800
Leasing	2,200	600
Unallocated	38,300	23,600
Total depreciation and amortization	$40,500	$43,000

	As of
	April 1, 2006	December 31, 2005
Identifiable assets:
Franchising	$3,518,700	$3,932,500
Leasing	11,377,700	9,041,700
Unallocated	12,644,300	13,574,500
Total	$27,540,700	$26,548,700

Notes:

(1)                      Other contribution represents unallocated shared-service costs such as corporate executive management, occupancy, management information services, account services, telephone expense and human resources.

14.                               Subsequent Events:

On April 4, 2006, the Company amended its Securities Purchase Agreement with BridgeFunds Limited to extend its commitment to purchase one senior subordinated promissory note valued at $500,000 (the “Note”) until July 14, 2006. The Note is Winmark’s final installment in its commitment to lend $2.0 million to BridgeFunds Limited at an annual rate of 12% pursuant to several senior subordinated promissory notes. BridgeFunds Limited advances funds to claimants involved in civil litigation to cover litigation expenses.

On April 19, 2006, the Company announced the filing of a “shelf registration” Form S-1 registration statement with the Securities and Exchange Commission for the sale of up to $50 million of renewable subordinated unsecured notes with maturities from three months to ten years. The Company intends to use the net proceeds from the offering, if any, to expand it leasing portfolio, to make acquisitions, to repurchase common stock and for other general corporate purposes. There can be no assurance that the Company will receive any proceeds from the sale of the unsecured notes. The Company is not currently making any offers for the sale of the unsecured notes, or soliciting offers to purchase the notes. The offer and sale of the unsecured notes will only be made through the prospectus which forms a part of the Form S-1 registration statement or other related prospectuses.

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of April 1, 2006, we had 806 franchised retail stores operating under the following brands:  Play it Again Sports®, Once Upon a Child®, Plato’s Closet® and Music Go Round®. Management tracks closely the following criteria to evaluate current business operations and future prospects: royalties, franchise fees, leasing activity, selling, general and administrative expenses, franchise store openings and closings and franchise renewals.

Our most profitable sources of franchising revenue are royalties earned from our franchise partners and franchise fees for new store openings and transfers.

During the first quarter of 2006, our royalties increased $529,400 or 11.7% compared to the first quarter of 2005. Franchise fees increased $25,000 or 13.2% compared to the same period last year and primarily reflect consistent new store openings. During the first three months of 2006, revenue generated from the Company’s leasing activities was $258,000 compared to $60,900 in the same period last year. (See Note 13 – “Segment Reporting.”)  The Company’s leasing portfolio was $9.1 million at April 1, 2006. (Investment in direct finance lease plus long-term investment in leasing operations.”)

Management monitors several nonfinancial factors in evaluating the current business operations and future prospects, including franchise store openings and closings and franchise renewals. The following is a summary of our franchising store activity for the first quarter ended April 1, 2006:

					QUARTER ENDING 4/1/06
	TOTAL 12/31/05	OPENED	CLOSED	TOTAL 4/1/06	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Play It Again Sports®
Franchised Stores - US and Canada	396	4	(5)	395	5	4

Once Upon A Child®
Franchised Stores - US and Canada	206	1	(1)	206	6	6

Plato’s Closet®
Franchised Stores	159	6	(1)	164	0	0

Music Go Round®
Franchised Stores	42	0	(1)	41	4	3

Total	803	11	(8)	806	15	13

Renewal activity is a key focus area for management. Our franchisees sign 10-year agreements with us. The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties. During the three months ended April 1, 2006, the Company renewed 13 franchise agreements of the 15 franchise agreements that were available for renewal.

Management continually monitors the level and timing of selling, general and administrative expenses. The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees. During the three months ended April 1, 2006, selling, general and administrative expense increased due to salaries and infrastructure costs in connection with our leasing activities, partially offset by decreases due to our 2005 sale of all Company-owned stores and the elimination of the related costs.

	April 1, 2006	March 26, 2005
Selling, general and administrative expenses	$4,321,400	$4,045,400

Our ability to grow our profits is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchised stores, (iii) increase lease originations of Wirth Business Credit, Inc. and Winmark Capital Corporation and (iv) control our selling, general and administrative expenses.

Results of Operations

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

			First Quarter
	Three Months Ended		2006 over (under)
	April 1, 2006	March 26, 2005	First Quarter 2005
Revenue:
Royalties	72.4%	63.2%	11.7%
Merchandise sales	18.5	31.3	(42.3)
Franchise fees	3.1	2.6	13.2
Leasing income	3.7	0.9	323.6
Other	2.3	2.0	12.7
Total revenue	100.0%	100.0%	(2.5)%

Cost of merchandise sold	17.8	26.9	(35.5)
Selling, general and administrative expenses	62.0	56.6	6.8
Income from operations	20.2	16.5	19.5
Loss from equity investments	—	(1.3)	100.0
Gain on sale of marketable securities	—	0.3	(100.0)
Interest and other income	6.6	0.8	660.2
Income before income taxes	26.8	16.3	59.9
Provision for income taxes	(10.8)	(6.5)	(61.1)
Net income	16.0%	9.8%	(59.1)%

Comparison of Three Months Ended April 1, 2006 to Three Months Ended March 26, 2005

Revenue

Revenue for the quarter ended April 1, 2006 totaled $6.97 million compared to $7.14 million for the comparable period in 2005.

Royalties increased to $5.0 million for the first quarter of 2006 from $4.5 million for the same period in 2005, an 11.7% increase. The increase was due to higher Plato’s Closet®, Play It Again Sports® and Once Upon A Child® royalties of $248,000, $159,000 and $137,000, respectively, partially offset by lower Music Go Round® royalties of $14,000. The increase in Plato’s Closet®, Play It Again Sports® and Once Upon A Child® royalties is primarily due to having 31 additional Plato’s Closet® franchise stores in the first quarter of 2006 compared to the same period last year and higher franchisee retail sales in these brands.

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and retail sales at the Company-owned stores. For the first quarter of 2006 and 2005, they were as follows:

	2006	2005
Direct Franchisee Sales	$1,290,700	$1,702,800
Retail	—	532,800
	$1,290,700	$2,235,600

Direct Franchisee Sales revenues decreased $412,100, or 24.2%, for the three months ended April 1, 2006 compared to the same period last year. This is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having 15 fewer Play It Again Sports® stores open than one year ago. Retail store sales decreased $532,800, or 100%, for the three months ended April 1, 2006 compared to the same period last year. The revenue decline was due to selling all Company-owned stores in 2005.

Franchise fees increased to $215,000 for the first quarter of 2006 compared to $190,000 for the first quarter of 2005. The increase is due to opening eleven stores in the first quarter of 2006, compared to nine in the same period of 2005.

Leasing income increased to $258,000 for the first quarter of 2006 compared to $60,900 for the same period in 2005. The increase is due to a larger lease portfolio in 2006 compared to 2005.

Other revenues increased to $162,000 for the first quarter of 2006 compared to $143,800 for the first quarter of 2005.

Cost of Merchandise Sold

Cost of merchandise sold decreased $680,900 or 35.5% for the first quarter of 2006 compared to the same period last year. The decrease was primarily due to selling all Company-owned stores in 2005 and a decrease in Direct Franchisee Sales discussed in the revenue section.

Cost of merchandise sold includes in-bound freight and the cost of merchandise sold to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and at Company-owned retail stores. Occupancy costs of $0 and $91,100 for our Company-owned retail stores are included in selling, general and administrative expenses for the first quarter of 2006 and 2005, respectively. The cost of merchandise sold as a percentage of Direct Franchisee Sales, and the cost of merchandise sold as a percentage of Company-owned retail revenue for the first quarter of 2006 and 2005 were as follows:

	2006	2005
Direct Franchisee Sales	96.0%	96.1%
Retail	—	53.4%

The elimination of retail cost of merchandise sold is due to selling all Company-owned stores in 2005.

Selling, General and Administrative

The $276,000, or 6.8%, increase in selling, general and administrative expenses in the first three months of 2006 compared to the same period in 2005 is primarily due to increases in salaries, outside services, development advertising, provision for credit losses, accounting fees and compensation expense associated with stock options of $200,000, $96,000, $87,000, $61,000, $77,000 and $64,000, respectively, partially offset by selling the remaining Company-owned stores and the elimination of the related costs and the $142,800 decrease in the allowance for doubtful accounts.

Loss from Equity Method Investments

For the three months ended March 26, 2005, the Company recorded $80,700 and $13,400 losses from our investments in eFrame, LLC and Commercial Credit Group, Inc., respectively. This represented our pro rata share of losses for the period. The Company no longer has any equity method investments and therefore there was no gain or loss in the first quarter of 2006.

Gain on Sale of Marketable Securities

During the first quarter of 2005, the Company had a gain on the sale of marketable securities of $21,300. This was due to the sale of the Company’s marketable securities that was not repeated in the first quarter of 2006.

Interest and Other Income

During the first quarter of 2006, the Company had interest and other income of $456,100 compared to $60,000 of interest and other income in the first quarter of 2005. The increase is primarily due to the $360,000 transaction fee recognized on the Commercial Credit Group redemption and investment agreements. (See Note 4.)

Income Taxes

The provision for income taxes was calculated at an effective rate of 40.3% and 40.0% for the first quarter of 2006 and 2005, respectively.

Segment Comparison of the Three Months Ended April 1, 2006 to Three Months Ended March 26, 2005

Franchising segment operating income (loss)

The franchising segment’s first quarter 2006 operating income increased by $482,600 or 17.5% to $3.24 million from $2.76 million for the first quarter 2005. The increase in segment contribution was primarily due to higher royalty income of $529,400 or 11.7%. The increase in royalties was primarily due to higher Plato’s Closet®, Play It Again Sports® and Once Upon A Child® royalties of $248,000, 159,000  and $137,000, respectively, partially offset by lower Music Go Round® royalties of $14,000. The increase in Plato’s Closet®, Play It Again Sports® and Once Upon A Child®  royalties is primarily due to having 31 additional Plato’s Closet® franchise stores open in the first quarter of 2006 compared to the same period last year and higher franchisee retail sales in these brands.

Leasing segment operating income (loss)

 The leasing segment’s first quarter 2006 operating loss increased $151,600 or 33.4% to ($606,000) compared to a loss of ($454,400) during the first quarter of 2005. This loss was primarily due to $864,000 of direct costs associated with starting up the leasing segment partially offset by a $197,000 increase in leasing income. The Company had leasing segment direct costs of $515,300 during the first quarter of 2005.

Other contribution

Other contribution increased $101,300 or 9.0% to a loss of ($1,227,200) during the first quarter of 2006 compared to a loss of ($1,125,900) during the first quarter of 2005. The increase is primarily due to higher accounting fees ($77,000) and increased compensation expenses associated with stock options ($64,000). Please see our disclosure of segment reporting in Note 14 for explanation of what is included in other contribution.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have historically been cash flow from operations and credit agreement borrowings. The components of the income statement that affect the liquidity of the Company include the following non-cash items: depreciation and compensation expense related to granting of stock options. The most significant component of the balance sheet that affects liquidity is long-term investments. Long-term investments includes $11.0 million of illiquid investment in three private companies: Tomsten, Inc., Commercial Credit Group, Inc. and BridgeFunds Limited. The Company ended the first quarter of 2006 with $1.8 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 2.1 to 1.0 compared to $2.9 million in cash and cash equivalents and a current ratio of 2.3 to 1.0 at the end of the first quarter of 2005.

Operating activities provided cash of $1.5 million for the first quarter of 2006 compared to $1.4 million for the same period last year. Components of the cash provided by changes in operating assets and liabilities include a $603,700 decrease in income tax receivable due to utilizing prior year-end tax overpayments. Advance and security deposits provided cash of $368,100 due to increased lease originations. Deferred revenue provided cash of $128,000 primarily due to increased deposits on future store openings. Components of cash utilized by operating assets and liabilities include a $257,000 increase in accounts receivable primarily due to an increase in buying group activity and increased royalty accruals. Accrued liabilities utilized $116,000 due to lower accruals for payment of employee bonuses.

Operating activities provided cash of $1.4 million for the first quarter of 2005. Components of the cash provided by changes in operating assets and liabilities include a $456,500 increase in accounts payable as a result of an increase in buying group activity. Deferred revenue provided cash of $234,100 primarily due to increased deposits on future store openings. Income tax receivable provided cash of $208,800 due to utilizing prior year-end tax overpayments. Components of cash utilized by operating assets and liabilities include a $83,700 decrease in accrued liabilities primarily due to lower accruals for employee bonuses. Accounts receivable utilized $460,100 due primarily to an increase in buying group activity.

Investing activities used $2.1 million of cash during the first quarter of 2006 compared to $767,300 during the same period of 2005, primarily due to the purchase of equipment for lease contracts, partially offset by collections on lease receivables.

Investing activities used $767,300 of cash during the first quarter of 2005 primarily due to the purchase of equipment for lease contracts and property and equipment along with the purchase of investments and marketable securities, including the Company’s additional $500,000 equity investment in BridgeFunds, Limited, partially offset by proceeds on sale of marketable securities and principal collections on lease receivables.

Financing activities used $459,800 of cash during the first quarter of 2006 due to $785,000 used to repurchase 35,000 shares of Company common stock, partially offset by $191,300 and $157,800 received from the exercise of stock options and related tax benefit received on exercised stock options, respectively.

As of April 1, 2006, the company had no material outstanding commitments for capital expenditures.

On March 31, 2006, the Company entered into a Second Amendment (the “Amendment”) to its $15,000,000 line of credit with LaSalle Bank National Association (as amended, the “Credit Facility”). The Credit Facility allows the Company various interest rate options, including fixed rate, LIBOR plus 2% and the banks base rate plus 200 basis points. The Amendment, among other things, extends the term of the Credit Facility until March 31, 2010, and allows the Company to increase its obligations under the Credit Facility over time to up to $25,000,000 provided that certain conditions are met. The facility has a borrowing base that is equal to two times the Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of the Company’s franchising and corporate segments plus 90% of the amount of eligible leased assets. As a result of the Amendment, certain financial covenants in the Credit Facility have changed, including (i) minimum tangible net worth; (ii) minimum interest coverage ratio; and (iii) maximum senior leverage ratio. The line of credit will be used for growing the Company’s leasing business, stock repurchases and general corporate purposes. The LaSalle line of credit is secured by a lien against substantially all of the Company’s assets.

On April 19, 2006, the Company announced the filing of a “shelf registration” on Form S-1 registration statement with the Securities and Exchange Commission for the sale of up to $50 million of renewable subordinated unsecured notes with maturities from three months to ten years. The Company intends to use the net proceeds, if any, from the offering to expand its leasing portfolio, to make acquisitions to repurchase common stock and for other general corporate purposes. There can be no assurance that the Company will receive any proceeds from the sale of the unsecured notes. The Company is not currently making any offers for the sale of the unsecured notes, or soliciting offers to purchase the notes. The offer and sale of the unsecured notes will only be made through the prospectus which forms a part of the Form S-1 registration statement or other related prospectuses.

The Company believes that cash generated from future operations and cash on hand, will be adequate to meet the Company’s current obligations including the remaining $500,000 investment commitment in BridgeFunds Limited, and operating needs. The Company believes that the combination of its cash on hand, the cash generated from its franchising business, cash generated from discounting sources, its bank line of credit as well as its renewable subordinated unsecured notes, will be adequate to fund its planned operations, including leasing activity, for the remainder of 2006.

Critical Accounting Policies

The Company prepares the consolidated financial statements of Winmark Corporation and Subsidiaries in conformity with accounting principles generally accepted in the United States of America. As such, the Company is required to make certain estimates, judgments and assumptions that it believes are reasonable based on information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. There can be no assurance that actual results will not differ from these estimates. The following critical accounting policies that the Company believes are most important to aid in fully understanding and evaluating the reported financial results include the following:

Revenue Recognition – Royalty Revenue and Franchise Fees

The Company collects royalties from each franchise based on a percentage of retail store gross sales. The Company recognizes royalties as revenue when earned. At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales. If there are significant changes in the actual performances of franchisees versus estimates, royalty revenue would be impacted. During the first quarter of 2006, the Company collected $214,300 more than estimated at December 31, 2005. As of April 1, 2006, royalty receivables were $1,214,700.

The Company collects franchise fees when franchise agreements are signed and recognizes the franchise fees as revenue when the store is opened, which is when the Company has performed substantially all initial services required by the franchise agreement. Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the Company’s balance sheet. As of April 1, 2006, deferred franchise fees were $813,200.

Stock-Based Compensation

The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of the awards on the date of grant using an option-pricing model is affected by stock price as well as assumptions regarding a number of complex and subjective variables. These variables include implied volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

The Company evaluates the assumptions used to value awards on an annual basis If factors change and the Company employs different assumptions for estimating stock-based compensation expense in future periods or if the Company decides to use a different valuation model, the future periods may differ significantly from what it has recorded in the current period and could materially affect operating income, net income and net income per share.

Allowance for Doubtful Accounts

The Company makes estimates of the uncollectability of accounts and notes receivables. The Company bases the adequacy of the allowance on historical bad debts, current economic trends and specific analysis of each franchisee’s payment trends and credit worthiness. If any of the above noted items would be significantly different than estimates, results could be different. As of April 1, 2006, gross trade and notes receivable were $972,700 and $146,400 and accounts receivable reserve for these items equaled $55,000. This compares with an accounts and notes receivable reserve of $197,800 as of December 31, 2005.

Impairment of Long-term Investments

On an annual basis, the Company evaluates its’ long-term investments for impairment. The impairment, if any, is measured by the difference between the assets’ carrying amount and their fair value, based on the best information available, including market prices, discounted cash flow analysis or other financial metrics that management utilizes to help determine fair value. Judgments made by management related to the fair value of its’ long-term investments are affected by factors such as the ongoing financial performance of the Investees, additional capital raises by the Investees as well as general changes in the economy. During fiscal 2005, the Company recorded a $937,600 impairment charge in relation to its investment in eFrame, LLC.

Leasing Income Recognition

Leasing income is recognized under the effective interest method. The effective interest method of income recognition applies a constant rate of interest equal to the internal rate of return on the lease. When a lease is 90 days to more delinquent, the lease is classified as being on non-accrual and the Company stops recognizing leasing income on that date.

Allowances for Credit Losses

The Company maintains an allowance for credit losses at an amount that it believes to be sufficient to absorb losses inherent in existing lease portfolio as of the reporting dates. A provision is charged against earnings to maintain the allowance for credit losses at the appropriate level. If the actual results are different from the Company’s estimates, results could be different. The Company policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent.

Forward Looking Statements

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, our statement that we will have adequate capital and reserves to meet our current and contingent obligations and operating needs, are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act. Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements. Investors are cautioned to consider these forward looking statements in light of important factors which may result in variations from results contemplated by such forward looking statements including, but not limited to the statements in Item 2 of this report. See the section appearing in our annual report on Form 10-K for the fiscal year ended December 31, 2005 entitled “Risk Factors” for a more complete discussion of certain factors that may cause our actual results to differ from those in our forward looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Off-balance Sheet Arrangements

As of April 1, 2006, the Company had no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company had no debt outstanding at April 1, 2006. A one percent change in interest rates would not have a significant impact on the Company.

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

PART II.         OTHER INFORMATION

ITEM 1:

Not applicable.

ITEMS 1A:  Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. If any of those factors were to occur, they could materially adversely affect our financial condition or future results, and could cause our actual results to differ materially from any forward-looking statements in this report. The Company is aware of no material changes to the Risk Factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31,2005.

 ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchaser

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan

January 1, 2006 to February 4, 2006	15,000	$21.500	15,000	504,458
February 5, 2006 to March 4, 2006	10,000	23.000	10,000	494,458
March 5, 2006 to April 1, 2006	10,000	23.250	10,000	484,458
Total	35,000		35,000	484,458

(1)                                  The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date. The total shares approved has been increased by additional Board of Directors’ approvals and is currently limited to 3,500,000 shares, of which 484,458 may still be repurchased.

ITEMS 3 – 5:

Not applicable.

ITEM 6:   Exhibits

10.1

Second Amendment to Credit Agreement between Winmark Corporation, Winmark Capital Corporation, Wirth Business Credit, Inc., Grow Biz Games, Inc. and LaSalle Bank, N.A., dated March 31, 2006 (Exhibit 10.2)(1)

31.1	Certification of Chief Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                                  Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on April 4, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2006	By:	/s/ John L. Morgan
John L. Morgan
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date: May 12, 2006	By:	/s/ Brett D. Heffes
Brett D. Heffes
Chief Financial Officer and Treasurer

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED APRIL 1, 2006

Exhibit No.	Description

10.1

Second Amendment to Credit Agreement between Winmark Corporation, Winmark Capital Corporation, Wirth Business Credit, Inc., Grow Biz Games, Inc. and LaSalle Bank, N.A., dated March 31, 2006 (Exhibit 10.2)(1)

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

(1)                                  Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on April 4, 2006.