Form 10-Q
period 2006-07-01
WINMARK CORP
filed 2006-08-11
CIK 908315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2006

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

Common stock, no par value, 5,632,042 shares outstanding as of August 7, 2006.

WINMARK CORPORATION AND SUBSIDIARY

PART I.    FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

	July 1, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,343,200	$2,947,700
Receivables, less allowance for doubtful accounts of $40,900 and $188,700	2,071,500	1,836,300
Investment in direct finance leases	3,234,700	1,478,200
Income tax receivable	548,500	620,500
Inventories	74,000	67,000
Prepaid expenses and other	1,146,400	804,000
Deferred income taxes	776,800	776,800
Total current assets	9,195,100	8,530,500

Long-term investment in leasing operations	10,077,800	5,492,400
Long-term investments	11,500,000	11,000,000
Long-term notes receivables, net	77,800	94,300
Property and equipment, net	529,000	448,600
Goodwill	607,500	607,500
Deferred income taxes	375,400	375,400
	$32,362,600	$26,548,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$11,000,000	$—
Accounts payable	581,500	1,156,400
Accrued liabilities	1,698,900	1,435,900
Current discounted lease rentals	151,900	147,600
Rents received in advance	293,600	167,600
Current deferred revenue	856,000	829,100
Total current liabilities	14,581,900	3,736,600

Long-term renewable subordinated notes	3,720,000	—

Long-term discounted lease rentals	121,000	185,600

Long-term deferred revenue	392,300	339,600

Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 5,632,042 and 6,049,037 shares issued and outstanding	—	3,840,500
Retained earnings	13,547,400	18,446,400

Total shareholders’ equity	13,547,400	22,286,900
	$32,362,600	$26,548,700

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
REVENUE:
Royalties	$4,476,700	$4,208,700	$9,520,500	$8,723,100
Merchandise sales	790,000	1,712,000	2,080,700	3,947,600
Franchise fees	460,700	225,000	675,700	415,000
Leasing income	424,900	93,400	686,700	154,300
Other	121,000	124,700	283,000	268,500
Total revenue	6,273,300	6,363,800	13,246,600	13,508,500
COST OF MERCHANDISE SOLD	757,600	1,400,300	1,996,700	3,320,300
LEASING EXPENSE	42,900	—	46,700	—
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,406,900	3,987,000	8,728,300	8,032,400
Income from operations	1,065,900	976,500	2,474,900	2,155,800
LOSS FROM EQUITY INVESTMENTS	—	(89,200)	—	(183,300)
GAIN (LOSS) ON SALE OF INVESTMENTS	—	(3,900)	—	17,400
INTEREST EXPENSE	(121,400)	—	(121,400)	—
INTEREST AND OTHER INCOME	145,200	74,000	601,300	134,000
Income before income taxes	1,089,700	957,400	2,954,800	2,123,900
PROVISION FOR INCOME TAXES	(439,300)	(414,800)	(1,191,100)	(881,400)
NET INCOME	$650,400	$542,600	$1,763,700	$1,242,500
EARNINGS PER SHARE – BASIC	$.11	$.09	$.30	$.21
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	5,855,150	6,097,003	5,945,549	6,030,909
EARNINGS PER SHARE – DILUTED	$.11	$.08	$.29	$.19
WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	6,078,964	6,516,921	6,157,944	6,471,219

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 1, 2006	June 25, 2005
OPERATING ACTIVITIES:
Net income	$1,763,700	$1,242,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	91,800	88,700
Allowance for doubtful accounts	(148,800)	—
Provision for credit losses	154,900	39,100
Gain on sale of investment	(360,000)	—
Compensation expense related to stock options	452,800	324,200
Gain on sale of marketable securities	—	(17,400)
Deferred initial direct costs, net of amortization	(129,000)	(24,200)
Loss from disposal of property and equipment	1,400	—
Loss from equity investments	—	183,300
Tax benefit on exercised options	—	306,300
Change in operating assets and liabilities:
Receivables	(69,900)	(107,400)
Income tax receivable	72,000	(156,300)
Inventories	(7,000)	29,000
Prepaid expenses and other	(342,400)	(105,000)
Accounts payable	(574,900)	(262,900)
Accrued liabilities	263,000	300,700
Additions to advance and security deposits	485,900	38,300
Deferred revenue	79,600	347,200
Net cash provided by operating activities	1,733,100	2,226,100
INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	—	1,474,800
Proceeds from sale of investment	360,000	—
Purchase of marketable securities	—	(196,200)
Purchase of long-term investments	(500,000)	(1,500,000)
Purchases of property and equipment	(173,600)	(265,900)
Additions to other assets	—	(14,900)
Purchase of equipment for lease contracts	(8,250,400)	(1,104,000)
Principal collections on lease receivables	1,522,800	238,300
Net cash used for investing activities	(7,041,200)	(1,367,900)
FINANCING ACTIVITIES:
Proceeds from line of credit	11,000,000	—
Proceeds from issuance of unsecured notes	3,720,000	—
Repurchase of common stock	(12,177,200)	(944,100)
Payments on discounted lease rentals	(60,300)	—
Proceeds from exercises of options and warrants	613,800	828,200
Tax benefit on exercised options	607,300	—
Net cash provided by (used for) financing activities	3,703,600	(115,900)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,604,500)	742,300
Cash and cash equivalents, beginning of period	2,947,700	5,983,500
Cash and cash equivalents, end of period	$1,343,200	$6,725,800
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$134,800	$—
Cash paid for income taxes	$506,600	$626,200

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Revenues and operating results for the six months ended July 1, 2006 are not necessarily indicative of the results to be expected for the full year.

2.     Organization and Business:

The Company offers licenses to operate franchises using the service marks Play it Again Sports®, Once Upon A Child®, Music Go Round®, Plato’s Closet® and Wirth Business Credit™.  In addition, the Company sells inventory to its Play It Again Sports® franchisees through its buying group.  The Company also engages in the equipment leasing business.  The Company operates both small-ticket and middle-market leasing businesses.

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

On February 15, 2006, the Company entered into two separate transactions with CCG comprised of (i) redeeming its 20,000 shares of Series A-1 Preferred stock at face value of $100 per share and, (ii) issuing $2,000,000 of five-year senior subordinated notes that carry an interest rate of 14.75%, which is compounded quarterly.  In connection with the redemption, a $360,000 transaction fee was received by the Company.  The Company recorded the $360,000 fee as additional consideration for the redemption for its preferred stock which, when combined with the $2,000,000 redemption proceeds, resulted in a gain of $360,000 on the transaction.  The gain is included in interest and other income for the six month period ended July 1, 2006.

On October 13, 2004, the Company made a commitment to lend $2.0 million to BridgeFunds Limited at an annual rate of 12% pursuant to several senior subordinated promissory notes.  BridgeFunds Limited advances funds to claimants involved in civil litigation to cover litigation expenses.  The proceeds of the loans are used to fund these advances.  On October 13, 2004, February 9, 2005, May 24, 2005 and May 15, 2006, Winmark Corporation funded $500,000, $500,000, $500,000 and $500,000, respectively, of such $2.0 million commitment.  In addition, Winmark Corporation has received a warrant to purchase 17.4% of the equity of BridgeFunds on a fully diluted basis.

4.  Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	July 1, 2006	December 31, 2005
Minimum lease payments receivable	$12,372,800	$5,742,000
Estimated residual value of equipment	381,100	69,900
Unearned lease income net of initial direct costs deferred	(2,228,900)	(967,000)
Security deposits	(504,900)	(145,000)
Allowance for credit losses	(258,100)	(103,200)
Total investment in leasing operations	9,762,000	4,596,700
Less: current investment in direct finance leases	(3,234,700)	(1,478,200)
Long-term investment in direct financing leases	6,527,300	3,118,500
Equipment installed on leases not yet commenced	3,550,500	2,373,900
Total long-term investment in leasing operations	$10,077,800	$5,492,400

The Company had no write-offs of lease receivables during the first six months of 2006 or fiscal year 2005.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred is as follows for the remainder of fiscal 2006 and the full fiscal years thereafter as of July 1, 2006:

Fiscal Year	Minimum Lease Payments Receivable	Income Amortization
2006	$2,197,800	$663,300
2007	4,531,200	930,300
2008	3,427,800	435,400
2009	1,468,700	149,800
2010	591,900	47,500
Thereafter	155,400	2,600
	$12,372,800	$2,228,900

5.  Other Comprehensive Income (Loss):

The Company reports other comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”).  SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period.  For the Company, other comprehensive income (loss) consists of unrealized holding gains and losses, net of tax, from investments classified as “available-for-sale.”  In the first six months of 2005, the Company recognized tax benefits directly to shareholders’ equity of $12,400 relating to mark-to-market adjustment on our investments.  There were no recognized tax benefits directly to shareholders’ equity in the first six months of 2006.

Comprehensive income and the components of other comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005

Net income	$650,400	$542,600	$1,763,700	$1,242,500
Other comprehensive income (loss)	—	6,600	—	(20,700)
Total comprehensive income	$650,400	$549,200	$1,763,700	$1,221,800

6.  Accounting for Stock-Based Compensation:

In 2002, the Company adopted the fair value method recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement No. 123) using the prospective method as provided by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Historically, the Company had applied the intrinsic value method permitted under Statement 123, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for our stock-based compensation plans.  Accordingly, no compensation cost has been recognized for stock options issued prior to 2002.  Compensation expense of $452,800 and $324,200 relating to the vested portion of the fair value of stock options granted subsequent to adoption of the fair value method has been included in “Selling, General and Administration Expenses” in the first six months of 2006 and 2005, respectively.

Financial Accounting Standards Board (FASB) Statement No. 123, Share-Based Payment (revised 2004) requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on the grant date fair value of those awards.  In accordance with Statement No. 123R, this cost is recognized over the period for which an employee is required to provide service in exchange for the award. For awards outstanding as of January 1, 2006, Statement No. 123R requires the Company to recognize compensation expense for the unvested portion of outstanding share-based payments based on the fair value of the award on the grant date.  It also requires that the benefits associated with tax deductions in excess of recognized compensation expense be reported as a financing cash flow rather than as an operating cash flow.  The Company adopted Statement No. 123R, effective January 1, 2006, utilizing the modified prospective method, and, therefore, did not restate the prior-period results.  The Company uses the straight-line method of expensing graded vesting awards.

The impact of adopting Statement No. 123R did not increase compensation expense over the amount the Company would have recorded under Statement No. 123 during the first six months of 2006 given that we adopted Statement No. 123 in November 2002.

In accordance with SFAS 123, the fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2006	—	—	—	—	—
2005	$6.81/$10.66	4.44%/4.47%	5/7	28.1%/43.5%	none

The Company did not modify any outstanding options to minimize the impact of 123R.  The Company is using the same valuation model and assumptions under 123R that it used before and the adoption of 123R will not affect our option granting practices.

7.  Reclassifications:

Certain amounts in the prior period financial statements have been reclassified to conform with the current year presentation.  These reclassifications have no effect on net income or shareholders’ equity as previously reported.

8.     Earnings Per Share:

The Company calculates earnings per share in accordance with SFAS No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Earnings Per Share - Basic.  The Company calculates Earnings Per Share - Dilutive by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method.  The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of 223,814 and 419,918 stock options and warrants for the three months ended and 212,395 and 440,310 for the six months ended July 1, 2006 and June 25, 2005, respectively.

Options totaling 51,206 and 70,028 shares for the three and six months ended July 1, 2006, respectively, were outstanding but were not included in the calculation of Earnings Per Share – Diluted because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be anti-dilutive, or decrease the number of weighted average shares.

9.     Shareholders’ Equity:

Repurchase of Common Stock

Under the Board of Directors’ authorization, the Company has the ability to repurchase up to 3,500,000 shares of its common stock, of which all but 458 shares have been repurchased.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.  Since November 1995 through July 1, 2006, the Company has repurchased 3,499,542 of its stock at an average price of $13.73 per share.  In the first six months of 2006, the Company repurchased 519,000 shares for an aggregate purchase price of $12,177,200 or $23.46 per share.

Dilutive Securities

As of July 1, 2006, the Company had options and warrants outstanding to purchase a total of 678,000 shares of its common stock with an average exercise price of $13.33 per share.  Of these, 437,400 were exercisable as of July 1, 2006.

Stock Option Plans

The Company had authorized up to 1,530,000 shares of common stock to be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 1992 Stock Option Plan (the 1992 Plan).  The 1992 Plan expired on April 21, 2002.

The Company’s shareholders had approved the Company’s 2001 Stock Option Plan (the “2001 Plan”) under which 500,000 shares had been reserved for granting either nonqualified or incentive stock options to officers and key employees.  At the regularly scheduled Annual Meeting of Shareholders held on May 3, 2006, the Company’s shareholders approved a resolution to amend the 2001 Plan to increase the number of approved and reserved shares of common stock under the 2001 Plan from 500,000 to 750,000.

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

The Company also sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors’ Plan”) and has reserved a total of 200,000 shares for issuance to directors of the Company who are not employees. Each option granted under the Nonemployee Directors Plan vests and becomes exercisable in five equal increments, beginning one year after the date of grant.

Stock options granted and exercised under the 1992 Plan, 2001 Plan and Nonemployee Directors Plan as of July 1, 2006 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Remaining Intrinsic Value
Outstanding at December 31, 2005	582,000	$14.56
Granted	—	—
Exercised	(104,000)	6.35
Forfeited	—	—
Outstanding at July 1, 2006	478,000	16.40	7.27	$4,676,000

Exercisable at July 1, 2006	237,400	$12.77	5.82	$3,326,200

The total intrinsic value of options exercised during the first six months of 2006 and 2005 was $1,858,900 and $3,894,800, respectively.  The total fair value of shares vested during the first six months of 2006 and 2005 was $82,100 and $859,900, respectively.

All unexercised options at July 1, 2006 have an exercise price equal to the fair market value on the date of the grant.

As of July 1, 2006, we had $2.1 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of 2.8 years.

Other Options

On March 22, 2000, Sheldon Fleck, a former consultant to the Company, was granted a warrant to purchase 200,000 shares of common stock at an exercise price of $6 per share.  This warrant will expire on March 22, 2008 if unexercised.  Such warrant remains unexercised.

10.  Line of Credit and Subordinated Debt:

On March 31, 2006, the Company entered into a Second Amendment (the “Amendment”) to its $15,000,000 line of credit with LaSalle Bank National Association (as amended, the “Credit Facility”).  The Credit Facility allows the Company various interest rate options, including fixed rate, LIBOR plus 2% and the bank’s base rate plus 200 basis points.  The Amendment, among other things, extends the term of the Credit Facility until March 31, 2010, and allows the Company to increase its obligations under the Credit Facility over time to up to $25,000,000 provided that certain conditions are met.  The Credit Facility has a borrowing base that is equal to two times the Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of the Company’s franchising and corporate segments plus 90% of the amount of eligible leased assets.  As a result of the Amendment, certain financial covenants in the Credit Facility have changed, including (i) minimum tangible net worth; (ii) minimum interest coverage ratio; and (iii) maximum senior leverage ratio.  The line of credit will be used for growing the Company’s leasing business, stock repurchases and general corporate purposes.  The Credit Facility is secured by a lien against substantially all of the Company’s assets.

On May 19, 2006, the Company entered into a Third Amendment (the “Third Amendment “) to the Credit Facility. The Third Amendment, among other things, affirms the Lender’s consent to the repurchase of Rush River’s 420,000 shares of Winmark common stock (“Repurchase”).  The Third Amendment also amends the definition of tangible net worth in the Credit Facility to add into the Company’s tangible net worth the amount paid by Winmark for the Repurchase, $9.891 million, until December 31, 2006.

As of July 1, 2006, the Company has $11.0 million outstanding on its credit facility with LaSalle Bank. The 30 day LIBOR borrowings bear interest at 7.28%.  The Base rate borrowings bear interest at 8.25%.

Renewable Unsecured Subordinated Notes

In May 2006, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes that was declared effective in June 2006.  Through July 1, 2006, the Company has issued $3,720,000 in renewable unsecured subordinated notes.  The table below presents the Company’s outstanding notes payable as of July 1, 2006:

	Original Term	Principal Amount	Weighted Average Interest Rate
Renewable unsecured subordinated notes	2 years	$250,000	8.35%
	3 years	1,100,000	9.35%
	4 years	1,100,000	9.85%
	5 years	1,270,000	10.10%
Total		$3,720,000	9.69%

The Company made interest payments of $5,400 on the above-mentioned unsecured subordinated notes during the first six months of 2006.  The weighted average term of the outstanding unsecured subordinated notes is 47 months.

11.  Other Contingencies:

In addition to the operating lease obligations disclosed in footnote 12 of the Company’s Form 10-K for the year ended December 31, 2005, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed.  At July 1, 2006 and June 25, 2005, $118,000 and $112,000, respectively, is included in accrued liabilities relating to these obligations.  These leases have various expiration dates through 2008.  The Company believes it has adequate accruals for any future liability.

12.  Segment Reporting:

The Company currently has two reportable business segments, franchising and leasing.  The franchising segment franchises value-oriented retail store concepts that buy, sell, trade and consign merchandise.  The leasing segment includes (i) Winmark Capital Corporation, a middle-market equipment leasing business and (ii) Wirth Business Credit, Inc., a small ticket equipment leasing business.  Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses. The Company’s internal management reporting is the basis for the information disclosed for its business segments.  Segment contribution less other expenses is equal to operating income.  Segment assets are those that are directly used in or identified with segment operations, including cash, accounts receivable, prepaids, inventory, property and equipment and investment in leasing operations. Unallocated assets include corporate cash and cash equivalents, long-term investments, deferred tax amounts and other corporate assets.  Inter-segment balances and transactions have been eliminated.  The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Revenue:
Franchising	$5,848,400	$6,270,400	$12,559,900	$13,354,200
Leasing	424,900	93,400	686,700	154,300
Total revenue	$6,273,300	$6,363,800	$13,246,600	$13,508,500

Reconciliation to operating income:
Franchising segment contribution	$2,719,700	$2,617,900	$5,961,900	$5,377,500
Leasing segment contribution	(468,300)	(421,100)	(1,074,300)	(875,500)
Other contribution(1)	(1,185,500)	(1,220,300)	(2,412,700)	(2,346,200)
Total operating income	$1,065,900	$976,500	$2,474,900	$2,155,800

Depreciation and amortization:
Franchising	$—	$—	$—	$18,800
Leasing	14,200	600	16,400	1,200
Unallocated	37,100	45,100	75,400	68,700
Total depreciation and amortization	$51,300	$45,700	$91,800	$88,700

	As of
	July 1, 2006	December 31, 2005
Identifiable assets:
Franchising	$3,295,400	$3,932,500
Leasing	15,348,700	9,041,700
Unallocated	13,718,500	13,574,500
Total	$32,362,600	$26,548,700

Notes:

(1)                      Other contribution represents unallocated shared-service costs such as corporate executive management, occupancy, management information services, account services, telephone expense and human resources.

13. Related Party Transactions:

On May 16, 2006, in connection with the Company’s existing stock repurchase plan, Winmark repurchased 420,000 shares of common stock from Rush River Group, LLC (“Rush River”) for aggregate consideration of $9.891 million, or $23.55 per share, pursuant to a stock purchase agreement.  The purchase price was based upon a 5% discount to the 30-day average closing price of Winmark’s common stock as reported on Nasdaq, set on May 11, 2006.  The 420,000 shares represent 100% of the shares of Winmark common stock held by Rush River, an entity owned and controlled by Winmark’s Chairman and Chief Executive Officer, John L. Morgan, Vice-Chairman Kirk A. MacKenzie, and Jack A. Norqual.  The repurchase from Rush River was approved by Winmark’s Audit Committee and the independent directors of the Board of Directors.

On June 6, 2006, in connection with the Company’s existing stock repurchase plan, the Company repurchased 44,000 shares of common stock from K. Jeffrey Dahlberg for aggregate consideration of $1.0362 million, or $23.55 per share.

On June 29, 2006, John L. Morgan, Chief Executive Officer and Chairman of the Board of Directors of Winmark Corporation, purchased approximately $1.5 million in unsecured subordinated notes of various maturities ($250,000 of two year maturity, $500,000 of three year maturity, $500,000 of four year maturity, and $250,000 of five year maturity notes, all on a monthly interest payment schedule at the rates described in the Interest Rate Supplement filed with the Securities and Exchange Commission on June 16, 2006 (“Interest Rate Supplement”)) offered by Winmark pursuant to a prospectus and related documents declared effective on June 14, 2006 (“Prospectus”).  In connection with his investment, Mr. Morgan agreed that his notes would be voted consistent with the majority of the remaining noteholders in an event of default.

14. Subsequent Events:

On July 14, 2006, Rush River subscribed for and purchased approximately $10 million in unsecured subordinated notes of various maturities ($2 million of six month maturity, $1 million of one year maturity, $1 million of two year maturity, $2 million of three year maturity and $4 million of five year maturity notes) all on a monthly interest payment schedule at the rates described in the Interest Rate Supplement offered by Winmark pursuant to the Prospectus.  In connection with their investment, Rush River agreed that their notes would be voted consistent with the majority of the remaining noteholders in an event of default.

In addition, Kirk A. MacKenzie subscribed for and purchased $500,000 of three year maturity unsecured subordinated notes, on a monthly interest payment schedule at the rates described in the Interest Rate Supplement, offered by Winmark pursuant to the Prospectus.  In connection with his investment, Mr. MacKenzie agreed that his notes would be voted consistent with the majority of the remaining noteholders in an event of default.

The Company used the proceeds of the sale to pay down its revolving line of credit with LaSalle Bank.

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of July 1, 2006, we had 819 franchises operating under the following brands:  Play it Again Sports®, Once Upon a Child®, Plato’s Closet®, Music Go Round® and Wirth Business Credit™.  Management closely tracks the following criteria to evaluate current business operations and future prospects: royalties, franchise fees, leasing activity, selling, general and administrative expenses, franchise openings and closings and franchise renewals.

Our most profitable sources of franchising revenue are royalties earned from our franchise partners and franchise fees for new openings and transfers.

During the first six months of 2006, our royalties increased $797,400 or 9.1% compared to the first six months of 2005.  Franchise fees increased $260,700 or 62.8% compared to the same period last year and primarily reflect consistent new openings in established brands and the addition of the new Wirth Business Credit™ franchise system.  During the first six months of 2006, revenue generated from the Company’s leasing activities was $686,700 compared to $154,300 in the same period last year.  (See Note 12 – “Segment Reporting.”)  The Company’s leasing portfolio was $13.3 million at July 1, 2006.  (Investment in direct finance leases plus long-term investment in leasing operations.)

Management monitors several nonfinancial factors in evaluating the current business operations and future prospects, including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first six months ended July 1, 2006:

					SIX MONTHS ENDING 7/1/06
	TOTAL 12/31/05	OPENED	CLOSED	TOTAL 7/1/06	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Play It Again Sports®
Franchised Stores - US and Canada	396	9	(11)	394	6	6

Once Upon A Child®
Franchised Stores - US and Canada	206	6	(4)	208	9	9

Plato’s Closet®
Franchised Stores	159	13	(1)	171	0	0

Music Go Round®
Franchised Stores	42	0	(1)	41	6	6

Total Franchised Stores	803	28	(17)	814	21	21

Wirth Business Credit™
Franchises	0	5	(0)	5	0	0

Total Franchises	803	33	(17)	819	21	21

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the six months ended July 1, 2006, the Company renewed 21 franchise agreements of the 21 franchise agreements that were available for renewal.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the six months ended July 1, 2006, selling, general and administrative expense increased due to salaries and infrastructure costs in connection with our leasing activities, partially offset by decreases due to our 2005 sale of all Company-owned stores and the elimination of the related costs.

	Six Months Ended
	July 1, 2006	June 25, 2005
Selling, general and administrative expenses	$8,728,300	$8,032,400

Our ability to grow our profits is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchises, (iii) increase lease originations of Wirth Business Credit, Inc. and Winmark Capital Corporation and (iv) control our selling, general and administrative expenses.

Results of Operations

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Revenue:
Royalties	71.4%	66.1%	71.9%	64.6%
Merchandise sales	12.6	26.9	15.7	29.2
Franchise fees	7.3	3.5	5.1	3.1
Leasing income	6.8	1.5	5.2	1.1
Other	1.9	2.0	2.1	2.0
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of merchandise sold	(12.1)	(22.0)	(15.1)	(24.6)
Leasing expense	(0.7)	—	(0.3)	—
Selling, general and administrative expenses	(70.2)	(62.7)	(65.9)	(59.5)
Income from operations	17.0	15.3	18.7	15.9
Loss from equity investments	—	(1.4)	—	(1.3)
Gain on sale of investments	—	(0.2)	—	—
Interest expense	(1.9)	—	(0.9)	—
Interest and other income	2.3	1.3	4.5	1.1
Income before income taxes	17.4	15.0	22.3	15.7
Provision for income taxes	(7.0)	(6.5)	(9.0)	(6.5)
Net income	10.4%	8.5%	13.3%	9.2%

Comparison of Three Months Ended July 1, 2006 to Three Months Ended June 25, 2005

Revenue

Revenue for the quarter ended July 1, 2006 totaled $6.27 million compared to $6.36 million for the comparable period in 2005.

Royalties increased to $4.5 million for the second quarter of 2006 from $4.2 million for the same period in 2005, a 6.4% increase.  The increase was due to higher Plato’s Closet®, Play It Again Sports® and Once Upon A Child® royalties of $165,000, $74,000 and $30,000, respectively.  The increase in Plato’s Closet®, Play It Again Sports® and Once Upon A Child® royalties is primarily due to having 30 additional Plato’s Closet® franchise stores in the second quarter of 2006 compared to the same period last year and higher franchisee retail sales in these brands.

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and retail sales at the Company-owned stores.  For the second quarter of 2006 and 2005, they were as follows:

	2006	2005
Direct Franchisee Sales	$790,000	$1,182,400
Retail	—	529,600
	$790,000	$1,712,000

Direct Franchisee Sales revenues decreased $392,400, or 33.2%, for the three months ended July 1, 2006 compared to the same period last year.  This is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having 10 fewer Play It Again Sports® stores open than one year ago.  Retail store sales decreased $529,600, or 100%, as a result of selling all Company-owned stores in 2005.

Franchise fees increased to $460,700 for the second quarter of 2006 compared to $225,000 for the second quarter of 2005.  The increase is due to opening 22 franchises in the second quarter of 2006, compared to 11 in the same period of 2005.

Leasing income increased to $424,900 for the second quarter of 2006 compared to $93,400 for the same period in 2005.  The increase is due to a larger lease portfolio in 2006 compared to 2005.

Other revenues decreased to $121,000 for the second quarter of 2006 compared to $124,700 for the second quarter of 2005.

Cost of Merchandise Sold

Cost of merchandise sold decreased $642,700 or 45.9% for the second quarter of 2006 compared to the same period last year.  The decrease was primarily due to selling all Company-owned stores in 2005 and a decrease in Direct Franchisee Sales discussed in the revenue section.

Cost of merchandise sold includes in-bound freight and the cost of merchandise sold to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and at Company-owned retail stores.  Occupancy costs of $0 and $94,600 for our Company-owned retail stores are included in selling, general and administrative expenses for the second quarter of 2006 and 2005, respectively.  The cost of merchandise sold as a percentage of Direct Franchisee Sales, and the cost of merchandise sold as a percentage of Company-owned retail revenue for the second quarter of 2006 and 2005 were as follows:

	2006	2005
Direct Franchisee Sales	95.9%	95.0%
Retail	—	52.3%

The elimination of retail cost of merchandise sold is due to selling all Company-owned stores in 2005.

Selling, General and Administrative

The $419,900, or 10.5%, increase in selling, general and administrative expenses in the second three months of 2006 compared to the same period in 2005 is primarily due to increases in salaries, advertising production, development advertising, outside services and compensation expense associated with stock options of $254,000, $136,000, $128,000, $75,000 and $65,000, respectively, partially offset by selling the remaining Company-owned stores and the elimination of the $259,000 of related costs.

Loss from Equity Method Investments

For the three months ended June 25, 2005, the Company recorded $88,600 and $600 losses from our investments in eFrame, LLC and Commercial Credit Group, Inc., respectively.  This represented our pro rata share of losses for the period.  The Company no longer has any equity method investments and therefore there was no gain or loss in the second quarter of 2006.

Gain on Sale of Marketable Securities

During the second quarter of 2005, the Company had a loss on the sale of marketable securities of ($3,900).   This was due to the sale of the Company’s marketable securities that was not repeated in the second quarter of 2006.

Interest and Other Income

During the second quarter of 2006, the Company had interest and other income of $145,200 compared to $74,000 of interest and other income in the second quarter of 2005.  The increase is primarily due to the interest income recognized on the Commercial Credit Group investment.  (See Note 3.)

Income Taxes

The provision for income taxes was calculated at an effective rate of 40.3% and 43.3% for the second quarter of 2006 and 2005, respectively.  The higher effective rate in 2005 compared to 2006 reflected a higher amount of non-deductible expenses.

Comparison of Six Months Ended July 1, 2006 to Six Months Ended June 25, 2005

Revenue

Revenue for the six months ended July 1, 2006 totaled $13.25 million compared to $13.51 million for the comparable period in 2005.

Royalties increased to $9.52 million for the first six months of 2006 from $8.72 million for the same period in 2005, an 9.1% increase.  The increase was due to higher Plato’s Closet®, Play It Again Sports® and Once Upon A Child® royalties of $413,000, $233,000 and $166,000, respectively.  The increase in Plato’s Closet®, Play It Again Sports® and Once Upon A Child® royalties is primarily due to having 30 additional Plato’s Closet® franchise stores in the first six months of 2006 compared to the same period last year and higher franchisee retail sales in these brands.

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and retail sales at the Company-owned stores.  For the first six months of 2006 and 2005, they were as follows:

	2006	2005
Direct Franchisee Sales	$2,080,700	$2,885,100
Retail	—	1,062,500
	$2,080,700	$3,947,600

Direct Franchisee Sales revenues decreased $804,400, or 27.9%, for the six months ended July 1, 2006 compared to the same period last year.  This is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having 10 fewer Play It Again Sports® stores open than one year ago.  Retail store sales decreased $1,062,500, or 100%, as a result of selling all Company-owned stores in 2005.

Franchise fees increased to $675,700 for the first six months of 2006 compared to $415,000 for the first six months of 2005.  The increase is due to opening 33 franchises in the first six months of 2006, compared to 20 in the same period of 2005.

Leasing income increased to $686,700 for the first six months of 2006 compared to $154,300 for the same period in 2005.  The increase is due to a larger lease portfolio in 2006 compared to 2005.

Other revenues decreased to $283,000 for the first six months of 2006 compared to $268,500 for the first six months of 2005.

Cost of Merchandise Sold

Cost of merchandise sold decreased $1,323,600 or 39.9% for the first six months of 2006 compared to the same period last year.  The decrease was primarily due to selling all Company-owned stores in 2005 and a decrease in Direct Franchisee Sales discussed in the revenue section.

Cost of merchandise sold includes in-bound freight and the cost of merchandise sold to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and at Company-owned retail stores.  Occupancy costs of $0 and $185,700 for our Company-owned retail stores are included in selling, general and administrative expenses for the first six months of 2006 and 2005, respectively.  The cost of merchandise sold as a percentage of Direct Franchisee Sales, and the cost of merchandise sold as a percentage of Company-owned retail revenue for the first six months of 2006 and 2005 were as follows:

	2006	2005
Direct Franchisee Sales	96.0%	95.6%
Retail	—	52.9%

The elimination of retail cost of merchandise sold is due to selling all Company-owned stores in 2005.

Selling, General and Administrative

The $695,900, or 8.7%, increase in selling, general and administrative expenses in the first six months of 2006 compared to the same period in 2005 is primarily due to increases in salaries, advertising production, development advertising, outside services, provision for credit losses, accounting fees and compensation expense associated with stock options of $454,000, $215,000, $175,000, $172,000, $155,000, $78,000 and $129,000, respectively, partially offset by selling the remaining Company-owned stores and the elimination of the $521,300 of related costs and the $148,800 decrease in the allowance for doubtful accounts.

Loss from Equity Method Investments

For the six months ended June 25, 2005, the Company recorded $169,300 and $14,000 losses from our investments in eFrame, LLC and Commercial Credit Group, Inc., respectively.  This represented our pro rata share of losses for the period.  The Company no longer has any equity method investments and therefore there was no gain or loss in the first six months of 2006.

Gain on Sale of Marketable Securities

During the first six months of 2005, the Company had a gain on the sale of marketable securities of $17,400.   This was due to the sale of the Company’s marketable securities that was not repeated in the first six months of 2006.

Interest and Other Income

During the first six months of 2006, the Company had interest and other income of $601,300 compared to $134,000 of interest and other income in the first six months of 2005.  The increase is primarily due to the $360,000 transaction fee recognized on the Commercial Credit Group redemption and investment agreement.  (See Note 3.)

Income Taxes

The provision for income taxes was calculated at an effective rate of 40.3% and 41.5% for the first six months of 2006 and 2005, respectively.  The higher effective rate in 2005 compared to 2006 reflected a higher amount of non-deductible expenses.

Segment Comparison of the Three Months Ended July 1, 2006 to Three Months Ended June 25, 2005

Franchising segment operating income

The franchising segment’s second quarter 2006 operating income increased by $101,800 or 3.9% to $2.72 million from $2.62 million for the second quarter 2005.  The increase in segment contribution was primarily due to higher royalty income of $268,000 or 6.4%.  The increase in royalties was primarily due to higher Plato’s Closet®, Play It Again Sports® and Once Upon A Child® royalties of $165,000, $74,000  and $30,000, respectively.  The increase in Plato’s Closet®, Play It Again Sports® and Once Upon A Child®  royalties is primarily due to having 30 additional Plato’s Closet® franchise stores open in the second quarter of 2006 compared to the same period last year and higher franchisee retail sales in these brands.  The increase in franchise fees is due to opening 22 franchises in the second quarter of 2006 compared to eleven franchises in the same period of 2005.

Leasing segment operating income (loss)

 The leasing segment’s second quarter 2006 operating loss increased $47,200 or 10.4% to ($468,300) compared to a loss of ($421,100) during the second quarter of 2005.  This loss was primarily due to $897,000 of direct costs associated with starting up the leasing segment partially offset by a $331,500 increase in leasing income.  We had leasing segment direct costs of $514,400 during the second quarter of 2005.

Other contribution (loss)

Other contribution (loss) improved $34,800 or 2.9% to a loss of ($1,185,500) during the second quarter of 2006 compared to a loss of ($1,220,300) during the second quarter of 2005.  The improvement is primarily due to lower salaries ($121,000) partially offset by increased compensation expenses associated with stock options ($65,000).  Please see our disclosure of segment reporting in Note 12 for explanation of what is included in other contribution.

Segment Comparison of the Six Months Ended July 1, 2006 to Six Months Ended June 25, 2005

Franchising segment operating income

The franchising segment’s first six months of 2006 operating income increased by $584,400 or 10.9% to $5.96 million from $5.38 million for the first six months of 2005.  The increase in segment contribution was primarily due to higher royalty income of $797,400 or 9.1%.  The increase in royalties was primarily due to higher Plato’s Closet®, Play It Again Sports® and Once Upon A Child® royalties of $413,000, $233,000  and $166,000, respectively.  The increase in Plato’s Closet®, Play It Again Sports® and Once Upon A Child® royalties is primarily due to having 30 additional Plato’s Closet® franchise stores open in the first six months of 2006 compared to the same period last year and higher franchisee retail sales in these brands.

Leasing segment operating income (loss)

 The leasing segment’s first six months of 2006 operating loss increased $198,000 or 22.7% to ($1,074,300) compared to a loss of ($875,500) during the first six months of 2005.  This loss was primarily due to $1,761,000 of direct costs associated with starting up the leasing segment partially offset by a $532,400 increase in leasing income.  We had leasing segment direct costs of $1,029,800 during the first six months of 2005.

Other contribution (loss)

Other contribution (loss) increased ($66,500) or 2.8% to a loss of ($2,412,700) during the first six months of 2006 compared to a loss of ($2,346,200) during the first six months of 2005.  The increase is primarily due to higher accounting fees ($78,000) and increased compensation expenses associated with stock options ($129,000), partially offset by lower corporate salaries.  Please see our disclosure of segment reporting in Note 12 for explanation of what is included in other contribution.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and credit agreement borrowings.  The components of the income statement that affect our liquidity include the non-cash items for depreciation and compensation expense related to stock options.  The most significant component of the balance sheet that affects liquidity is long-term investments.  Long-term investments includes $11.5 million of illiquid investment in three private companies: Tomsten, Inc., Commercial Credit Group, Inc. and BridgeFunds Limited.  The Company ended the second quarter of 2006 with $1.3 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of .63 to 1.0 compared to $6.7 million in cash and cash equivalents and a current ratio of 3.4 to 1.0 at the end of the second quarter of 2005.

Operating activities provided cash of $1.7 million for the first six months of 2006 compared to $2.2 million for the same period last year.  Components of the cash provided by changes in operating assets and liabilities include a $263,000 increase in accrued liabilities due to advertising accruals for Wirth Business Credit franchisees and accrued expenses related to the subordinated debt offering.  Advance and security deposits provided cash of $485,600 due to increased lease originations. Components of cash utilized by operating assets and liabilities include a $574,900 decrease in accounts payable primarily due to a decrease in buying group activity.  Prepaid expenses utilized $342,400 mainly due to higher prepaid commissions for lease sales staff.

Operating activities provided cash of $2.2 million for the first six months of 2005.  For 2005, components of the cash provided by changes in operating assets and liabilities includes an increase in deferred revenue of $347,200 primarily due to increased deposits on future store openings.  Accrued liabilities provided cash of $300,700 due to increased bonus and conference accruals. Components of cash utilized by operating assets and liabilities include a $262,900 decrease in accounts payable primarily due to lower buying group activity.  Accounts receivable utilized $107,400 due primarily to an increase in buying group activity.

Investing activities used $7.0 million of cash during the first six months of 2006 compared to $1.4 million during the same period of 2005.  The increase is primarily due to the purchase of equipment for lease contracts and an additional $500,000 investment in BridgeFunds Limited, partially offset by collections on lease receivables.

Investing activities used $1.4 million of cash during the first six months of 2005 primarily due to the purchase of equipment for lease contracts and property and equipment along with the purchase of investments and marketable securities, including our additional $1.0 million investment in BridgeFunds, Limited and $500,00 additional investment in Commercial Credit Group, partially offset by proceeds on sale of marketable securities and principal collections on lease receivables.

Financing activities provided $3.7 million of cash during the first six months of 2006 due to $14.7 million provided by proceeds from borrowings, and $613,808 and $607,300 received from the exercise of stock options and related tax benefit received on exercised stock options, respectively, partially offset by $12.2 million used to repurchase 519,000 shares of our common stock.

Financing activities used $115,900 of cash during the first six months of 2005 due to the repurchase of our common stock, partially offset by amounts received on the exercise of stock options.

As of July 1, 2006, we had no material outstanding commitments for capital expenditures.

On March 31, 2006, we entered into a Second Amendment (the “Amendment”) to our $15,000,000 line of credit with LaSalle Bank National Association (as amended, the “Credit Facility”).  The Credit Facility allows us various interest rate options, including fixed rate, LIBOR plus 2% and the bank’s base rate plus 200 basis points.  The Amendment, among other things, extends the term of the Credit Facility to March 31, 2010, and allows us to increase our obligations under the Credit Facility up to $25,000,000 provided that certain conditions are met.  The facility has a borrowing base that is equal to two times the Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of the franchising and corporate segments plus 90% of the amount of eligible leased assets.  As a result of the Amendment, certain financial covenants in the Credit Facility have changed, including (i) minimum tangible net worth; (ii) minimum interest coverage ratio; and (iii) maximum senior leverage ratio.  The line of credit will be used for growing our leasing business, stock repurchases and general corporate purposes.  The LaSalle line of credit is secured by a lien against substantially all of our assets.

On May 19, 2006, we entered into a Third Amendment (the “Third Amendment “) to its 364-Day Revolving Credit Agreement with LaSalle Bank National Association (as amended, the “Credit Facility”). The Amendment, among other things, affirms the Lender’s consent to the repurchase of Rush River’s 420,000 shares of Winmark common stock (“Repurchase”).  The Amendment also amends the definition of tangible net worth in the Credit Facility to add into the Company’s tangible net worth the amount paid by us for the Repurchase, $9.891 million, until December 31, 2006.

On April 19, 2006, we announced the filing of a “shelf registration” on Form S-1 registration statement with the Securities and Exchange Commission for the sale of up to $50 million of renewable subordinated unsecured notes with maturities from three months to ten years.  In June 2006, the Form S-1 registration became effective.  We intend to use the net proceeds from the offering to pay down our credit facility, expand our leasing portfolio, to make acquisitions, to repurchase common stock and for other general corporate purposes.  As of July 1, 2006, $3.7 million of the renewable subordinated notes have been sold.

We believe that cash generated from future operations and cash on hand, will be adequate to meet our current obligations and operating needs.  We believe that the combination of our cash on hand, the cash generated from our franchising business, cash generated from discounting sources, our bank line of credit as well as our renewable subordinated unsecured notes, will be adequate to fund our planned operations, including leasing activity, for the remainder of 2006.

Critical Accounting Policies

We prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based on information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.  There can be no assurance that actual results will not differ from these estimates.  The critical accounting policies that we believe are most important to aid in fully understanding and evaluating the reported financial results include the following:

Revenue Recognition – Royalty Revenue and Franchise Fees

We collect royalties from each franchise based on a percentage of retail store gross sales.  We recognize royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performances of franchisees versus estimates, royalty revenue would be impacted.  During the first six months of 2006, we collected $227,400 more than estimated at December 31, 2005.  As of July 1, 2006, royalty receivables were $1,176,100.

We collect franchise fees when franchise agreements are signed and recognizes the franchise fees as revenue when the franchise is opened, which is when we have performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of our balance sheet.  As of July 1, 2006, deferred franchise fees were $770,000.

Stock-Based Compensation

We currently use the Black-Scholes option pricing model to determine the fair value of stock options.  The determination of the fair value of the awards on the date of grant using an option-pricing model is affected by stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include implied volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

We evaluate the assumptions used to value awards on an annual basis.  If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we recorded in the current period and could materially affect operating income, net income and earnings per share.

Allowance for Doubtful Accounts

We make estimates of the uncollectability of accounts and notes receivables.  We base the adequacy of the allowance on historical bad debts, current economic trends and specific analysis of each franchisee’s payment trends and credit worthiness.  If any of the above noted items would be significantly different than estimates, results could be different.  As of July 1, 2006, gross trade and notes receivable were $639,800 and $117,100, respectively, and our accounts receivable reserve for these items equaled $49,000.  This compares with an accounts and notes receivable reserve of $197,800 as of December 31, 2005.

Impairment of Long-term Investments

On an annual basis, we evaluate our long-term investments for impairment.  The impairment, if any, is measured by the difference between the assets’ carrying amount and their fair value, based on the best information available, including market prices, discounted cash flow analysis or other financial metrics that management utilizes to help determine fair value.  Judgments made by management related to the fair value of its’ long-term investments are affected by factors such as the ongoing financial performance of the Investees, additional capital raises by the Investees as well as general changes in the economy.  During fiscal 2005, we recorded a $937,600 impairment charge in relation to its investment in eFrame, LLC.

Leasing Income Recognition

Leasing income is recognized under the effective interest method.  The effective interest method of income recognition applies a constant rate of interest equal to the internal rate of return on the lease.  When a lease is 90 days or more delinquent, the lease is classified as being on non-accrual and we stop recognizing leasing income on that date.

Allowances for Credit Losses

We maintain an allowance for credit losses at an amount that we believe to be sufficient to absorb losses inherent in existing lease portfolio as of the reporting dates.  A provision is charged against earnings to maintain the allowance for credit losses at the appropriate level.  If the actual results are different from our estimates, results could be different.  Our policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent.

Forward Looking Statements

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, our statement that we will have adequate capital and reserves to meet our current and contingent obligations and operating needs, are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions.  See the section appearing in our annual report on Form 10-K for the fiscal year ended December 31, 2005 entitled “Risk Factors” and Part II, Item 1A in this Report for a more complete discussion of certain factors that may cause our actual results to differ from those in our forward looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Off-balance Sheet Arrangements

As of July 1, 2006, we had no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

We had $11.0 million of debt outstanding at July 1, 2006, under our revolving line of credit.  The interest rate applicable to this agreement is based on either the bank’s base rate plus 200 basis points or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.   At our current level of borrowings, a one percent increase in our applicable rate would reduce annual pretax earnings by $110,000.  We had no interest rate derivatives in place at July 1, 2006, to mitigate this risk.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the six months ended July 1, 2006.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign activity.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 4:   Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                                OTHER INFORMATION

ITEM 1:

Not applicable.

ITEMS 1A:  Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in the our Annual Report on Form 10-K for the year ended December 31, 2005.  If any of those factors were to occur, they could materially adversely affect our financial condition or future results, and could cause our actual results to differ materially from those expressed in our forward-looking statements in this report.  We are aware of no material changes to the Risk Factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchaser

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan

January 1, 2006 to February 4, 2006	15,000	$21.500	15,000	504,458
February 5, 2006 to March 4, 2006	10,000	23.000	10,000	494,458
March 5, 2006 to April 1, 2006	10,000	23.250	10,000	484,458
April 2, 2006 to May 6, 2006	20,000	23.250	20,000	464,458
May 7, 2006 to June 3, 2006	420,000	23.550	420,000	44,458
June 4, 2006 to July 1, 2006	44,000	23.550	44,000	458
Total	519,000		519,000	458

(1)                                  The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 3,500,000 shares, of which 458 may still be repurchased.

ITEM 3:

Not applicable.

ITEM 4:   Submission of Matters to a Vote of Security Holders

At the Annual Shareholders meeting held on May 3, 2006, the Company submitted to vote of security-holders the following matters which received the indicated votes:

1.                                    Setting the number of members of the Board of Directors at seven:

For	4,401,586
Against	44,870
Abstain	11,077
Broker Non-Vote	0

2.                                    Election of Directors:

Name of Candidate	Number of Votes For	Votes Withheld
John L. Morgan	4,437,447	20,139
Stephen M. Briggs	4,437,447	20,139
William D. Dunlap, Jr.	4,437,447	20,139
Jenele C. Grassle	4,440,147	17,439
Kirk A. MacKenzie	4,422,482	35,104
Paul C. Reyelts	4,422,482	35,104
Mark L. Wilson	4,437,447	20,139

3.                                    Amend the 2001 Stock Option Plan of the Company to increase the reserved shares of Common Stock from 500,000 to 750,000.

For	3,068,717
Against	145,131
Abstain	11,082
Broker Non-Vote	1,232,656

ITEM 5:   Other Information

Not applicable.

ITEM 6:   Exhibits

10.1	Amendment Number One to Securities Purchase Agreement between Winmark Corporation and BridgeFunds Limited, dated April 4, 2006 (Exhibit 10.1)(1)

10.2	Stock Purchase Agreement between Winmark Corporation and Rush River Group, LLC, dated May 16, 2006 (Exhibit 10.1)(2)

10.3

Third Amendment to Credit Agreement between Winmark Corporation, Winmark Capital Corporation, Wirth Business Credit, Inc., Grow Biz Games, Inc. and LaSalle Bank, N.A., dated May 19, 2006 (Exhibit 10.2)(2)

10.4

Subscription Agreement, between John L. Morgan and Winmark Corporation, dated June 29, 2006, to purchase approximately $1.5 million in unsecured unsubordinated notes of various maturities (Exhibit 4.4)(3)

31.1	Certification of Chief Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on April 4, 2006.

(2)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on May 19, 2006.

(3)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective June 14, 2006 (Reg. No. 333-133393).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2006	By:	/s/ John L. Morgan
John L. Morgan Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: August 10, 2006	By:	/s/ Brett D. Heffes
Brett D. Heffes Chief Financial Officer and Treasurer

EXHIBIT INDEX
WINMARK CORPORATION
FORM 10-Q FOR QUARTER ENDED JULY 1, 2006

Exhibit No.	Description

10.1	Amendment Number One to Securities Purchase Agreement between Winmark Corporation and BridgeFunds Limited, dated April 4, 2006 (Exhibit 10.1)(1)
10.2	Stock Purchase Agreement between Winmark Corporation and Rush River Group, LLC, dated May 16, 2006 (Exhibit 10.1)(2)

10.3

Third Amendment to Credit Agreement between Winmark Corporation, Winmark Capital Corporation, Wirth Business Credit, Inc., Grow Biz Games, Inc. and LaSalle Bank, N.A., dated May 19, 2006 (Exhibit 10.2)(2)

10.4

Subscription Agreement, between John L. Morgan and Winmark Corporation, dated June 29, 2006, to purchase approximately $1.5 million in unsecured unsubordinated notes of various maturities (Exhibit 4.4)(3)

31.1	Certification of Chief Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on April 4, 2006.
(2)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on May 19, 2006.
(3)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective June 14, 2006 (Reg. No. 333-133393).