Form 10-Q
period 2006-09-30
WINMARK CORP
filed 2006-11-13
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Common stock, no par value, 5,644,542 shares outstanding as of November 2, 2006.

WINMARK CORPORATION AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,301,800	$2,947,700
Receivables, less allowance for doubtful accounts of $46,500 and $188,700	2,331,800	1,836,300
Investment in direct finance leases	4,548,400	1,478,200
Income tax receivable	93,500	620,500
Inventories	84,700	67,000
Prepaid expenses and other	1,475,400	804,000
Deferred income taxes	776,800	776,800
Total current assets	10,612,400	8,530,500

Long-term investment in leasing operations	10,881,000	5,492,400
Long-term investments	11,500,000	11,000,000
Long-term receivables, net	76,600	94,300
Property and equipment, net	546,400	448,600
Goodwill	607,500	607,500
Deferred income taxes	375,400	375,400
	$34,599,300	$26,548,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current renewable subordinated notes	$3,294,300	$—
Accounts payable	868,300	1,156,400
Accrued liabilities	1,869,300	1,435,900
Discounted lease rentals	154,500	147,600
Rents received in advance	373,900	167,600
Deferred revenue	976,600	829,100
Total current liabilities	7,536,900	3,736,600

Long-term renewable subordinated notes	12,046,500	—

Long-term discounted lease rentals	81,400	185,600

Long-term deferred revenue	412,900	339,600

Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 5,632,042 and 6,049,037 shares issued and outstanding	136,000	3,840,500
Retained earnings	14,385,600	18,446,400

Total shareholders’ equity	14,521,600	22,286,900
	$34,599,300	$26,548,700

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
REVENUE:
Royalties	$4,800,000	$4,230,300	$14,320,500	$12,953,400
Merchandise sales	1,452,600	1,446,100	3,533,300	5,393,700
Franchise fees	305,000	330,000	980,700	745,000
Leasing income	523,100	119,500	1,209,800	273,800
Other	158,900	163,800	441,900	432,300
Total revenue	7,239,600	6,289,700	20,486,200	19,798,200
COST OF MERCHANDISE SOLD	1,381,900	1,144,900	3,378,600	4,465,200
LEASING EXPENSE	84,500	600	131,200	600
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,206,300	3,645,700	12,934,600	11,678,100
Income from operations	1,566,900	1,498,500	4,041,800	3,654,300
LOSS FROM EQUITY INVESTMENTS	—	(5,500)	—	(188,800)
GAIN ON SALE OF INVESTMENTS	—	—	—	17,400
INTEREST EXPENSE	(307,900)	—	(429,300)	—
INTEREST AND OTHER INCOME	145,300	90,100	746,600	224,100
Income before income taxes	1,404,300	1,583,100	4,359,100	3,707,000
PROVISION FOR INCOME TAXES	(566,100)	(657,000)	(1,757,200)	(1,538,400)
NET INCOME	$838,200	$926,100	$2,601,900	$2,168,600
EARNINGS PER SHARE – BASIC	$.15	$.15	$.45	$.36
EARNINGS PER SHARE – DILUTED	$.14	$.14	$.43	$.34
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	5,632,042	6,012,463	5,841,047	6,024,700
WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	5,853,968	6,424,990	6,056,690	6,452,359

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2006	September 24, 2005
OPERATING ACTIVITIES:
Net income	$2,601,900	$2,168,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	141,200	135,500
Allowance for doubtful accounts	(143,300)	—
Provision for credit losses	228,900	62,900
Gain on sale of investment	(360,000)	—
Compensation expense related to stock options	588,900	467,700
Gain on sale of marketable securities	—	(17,400)
Deferred initial direct costs, net of amortization	(181,800)	(48,400)
Loss from disposal of property and equipment	1,400	—
Loss from equity investments	—	188,800
Tax benefit on exercised options	—	306,300
Change in operating assets and liabilities:
Receivables	(334,500)	(3,200)
Income tax receivable	527,000	368,100
Inventories	(17,700)	223,000
Prepaid expenses and other	(671,400)	(230,400)
Accounts payable	(288,100)	(63,800)
Income tax payable	—	108,300
Accrued liabilities	433,400	73,600
Additions to advance and security deposits	597,900	105,000
Deferred revenue	220,800	333,900
Net cash provided by operating activities	3,344,600	4,178,500

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	—	1,475,000
Purchase of marketable securities	—	(196,200)
Proceeds from sale of long-term investment	360,000	—
Purchase of long-term investments	(500,000)	(1,500,000)
Purchases of property and equipment	(240,400)	(265,900)
Additions to other assets	—	(25,300)
Proceeds from discounted lease rentals	—	381,800
Proceeds from sale of property and equipment	—	23,300
Purchase of equipment for lease contracts	(11,622,300)	(2,641,900)
Principal collections on lease receivables	2,627,500	381,300
Net cash used for investing activities	(9,375,200)	(2,367,900)

FINANCING ACTIVITIES:
Proceeds from issuance of unsecured notes	15,340,800	—
Repurchase of common stock	(12,177,200)	(3,541,400)
Proceeds from exercises of options and warrants	613,800	828,200
Tax benefit on exercised options	607,300	—
Net cash provided by (used for) financing activities	4,384,700	(2,713,200)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,645,900)	(902,600)
Cash and cash equivalents, beginning of period	2,947,700	5,983,500
Cash and cash equivalents, end of period	$1,301,800	$5,080,900

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$499,300	$—
Cash paid for income taxes	$533,600	$712,100

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

Revenues and operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

2.     Organization and Business:

The Company offers licenses to operate franchises using the service marks Play it Again Sports®, Once Upon A Child®, Music Go Round®, Plato’s Closet® and Wirth Business Credit™.  In addition, the Company sells inventory to its Play It Again Sports® franchisees through its buying group.  The Company also operates both small-ticket and middle-market equipment leasing businesses.

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

On February 15, 2006, the Company entered into two separate transactions with CCG whereby CCG (i) redeemed its 20,000 shares of Series A-1 preferred stock at face value of $100 per share and, (ii) issued $2,000,000 of five-year senior subordinated notes that carry an interest rate of 14.75%, which is compounded quarterly.  In connection with the redemption, a $360,000 transaction fee was received by the Company.  The Company recorded the $360,000 fee as additional consideration for the redemption for its preferred stock which, when combined with the $2,000,000 redemption proceeds, resulted in a gain of $360,000 on the transaction.  The gain is included in interest and other income for the nine month period ended September 30, 2006.

On October 13, 2004, the Company made a commitment to lend $2.0 million to BridgeFunds Limited at an annual rate of 12% pursuant to several senior subordinated promissory notes.  BridgeFunds Limited advances funds to claimants involved in civil litigation to cover litigation expenses.  The proceeds of the loans are used to fund these advances.  On October 13, 2004, February 9, 2005, May 24, 2005 and May 15, 2006, Winmark Corporation funded $500,000, $500,000, $500,000 and $500,000, respectively, of such $2.0 million commitment.  In addition, Winmark Corporation has received a warrant to purchase approximately 257,000 shares of BridgeFunds which currently represents 14.7% of the equity of BridgeFunds on a fully diluted basis.  BridgeFunds is currently in the process of raising capital which, if successful, will reduce Winmark’s fully diluted ownership.

4.  Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	September 30, 2006	December 31, 2005
Minimum lease payments receivable	$15,844,200	$5,742,000
Estimated residual value of equipment	587,300	69,900
Unearned lease income net of initial direct costs deferred	(2,723,200)	(967,000)
Security deposits	(536,900)	(145,000)
Allowance for credit losses	(332,100)	(103,200)
Total investment in leasing operations	12,839,300	4,596,700
Less: current investment in direct finance leases	(4,548,400)	(1,478,200)
Long-term investment in direct financing leases	8,290,900	3,118,500
Equipment installed on leases not yet commenced	2,590,100	2,373,900
Total long-term investment in leasing operations	$10,881,000	$5,492,400

During the third quarter and nine months ended September 30, 2006, the Company had $7,800 in write-offs, compared with $0 for the third quarter and nine months ended September 24, 2005.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees is as follows for the remainder of fiscal 2006 and the full fiscal years thereafter as of September 30, 2006:

Fiscal Year	Minimum Lease Payments Receivable	Income Amortization
2006	$1,494,500	$433,500
2007	6,140,400	1,330,400
2008	4,989,000	674,700
2009	2,307,900	216,200
2010	729,700	63,500
Thereafter	182,700	4,900
	$15,844,200	$2,723,200

5.  Other Comprehensive Income (Loss):

The Company reports other comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”).  SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period.  For the Company, other comprehensive income (loss) consists of unrealized holding gains and losses, net of tax, from investments classified as “available-for-sale.”  In the three and nine months ended September 24, 2005, the Company recognized tax benefits directly to shareholders’ equity of $1,400 and $11,500, respectively, relating to mark-to-market adjustment on our investments.  There were no recognized tax benefits directly to shareholders’ equity in the first nine months of 2006.

Comprehensive income and the components of other comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005

Net income	$838,200	$926,100	$2,601,900	$2,168,600
Other comprehensive income (loss)	—	2,300	—	(18,400)
Total comprehensive income	$838,200	$928,400	$2,601,900	$2,150,200

6.  Accounting for Stock-Based Compensation:

In 2002, the Company adopted the fair value method recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement No. 123) using the prospective method as provided by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  Historically, the Company had applied the intrinsic value method permitted under Statement 123, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for our stock-based compensation plans.  Accordingly, no compensation cost has been recognized for stock options issued prior to 2002.  Compensation expense of $136,100 and $143,500 and $588,900 and $467,700 relating to the vested portion of the fair value of stock options granted subsequent to adoption of the fair value method has been included in “Selling, General and Administration Expenses” in the third quarter and nine months of 2006 and 2005, respectively.

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

The impact of adopting Statement No. 123R did not increase compensation expense over the amount the Company would have recorded under Statement No. 123 during the three and nine months ended September 30, 2006 given that we adopted Statement No. 123 in November 2002.

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

7.              Recent Accounting Pronouncements:

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.  FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the Company has taken or expects to take in its income tax returns.  FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date.  Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is assessing the impact of the new guidance on all of our open tax positions.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  The Company is currently assessing the impact, if any, the adoption of SAB No. 108 will have on its financial statements.  The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earning.

8.     Reclassifications:

Certain amounts in the prior period financial statements have been reclassified to conform with the current year presentation.  These reclassifications have no effect on net income or shareholders’ equity as previously reported.

9.     Earnings Per Share:

The Company calculates earnings per share in accordance with SFAS No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Earnings Per Share - Basic.  The Company calculates Earnings Per Share - Dilutive by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method.  The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of 221,926 and 412,527 stock options and warrants for the three months ended and 215,643 and 427,659 for the nine months ended September 30, 2006 and September 24, 2005, respectively.

Options totaling 53,305 and 23,746 and 64,324 and 17,810 shares for the three and nine months ended September 30, 2006 and September 24, 2005, respectively, were outstanding but were not included in the calculation of Earnings Per Share — Diluted because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be anti-dilutive, or decrease the number of weighted average shares.

10.  Shareholders’ Equity:

Repurchase of Common Stock

Under the Board of Directors’ authorization, the Company has the ability to repurchase up to 4,000,000 shares of its common stock, of which all but 500,458 shares have been repurchased.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.  Since November 1995 through September 30, 2006, the Company has repurchased 3,499,542 of its stock at an average price of $13.73 per share.  In the first nine months of 2006, the Company repurchased 519,000 shares for an aggregate purchase price of $12,177,200 or $23.46 per share.

Dilutive Securities

As of September 30, 2006, the Company had options and warrants outstanding to purchase a total of 678,000 shares of its common stock with an average exercise price of $13.33 per share.  Of these, 437,400 were exercisable as of September 30, 2006.

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

Stock options granted and exercised under the 1992 Plan, 2001 Plan and Nonemployee Directors Plan as of September 30, 2006 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Remaining Intrinsic Value
Outstanding at December 31, 2005	582,000	$14.56
Granted	—	—
Exercised	(104,000)	6.35
Forfeited	—	—
Outstanding at September 30, 2006	478,000	16.40	7.02	$3,479,600
Exercisable at September 30, 2006	237,400	$12.77	5.57	$2,732,000

The total intrinsic value of options exercised during the first nine months of 2006 and 2005 was $1,858,900 and $3,894,800, respectively.  The total fair value of shares vested during the first nine months of 2006 and 2005 was $82,100 and $877,900, respectively.

All unexercised options at September 30, 2006 have an exercise price equal to the fair market value on the date of the grant.

As of September 30, 2006, the Company had $1.55 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.5 years.

Other Options

On March 22, 2000, Sheldon Fleck, a former consultant to the Company, was granted a warrant to purchase 200,000 shares of common stock at an exercise price of $6 per share.  This warrant will expire on March 22, 2008 if unexercised.  Such warrant remains unexercised.

11.  Line of Credit and Subordinated Debt:

 On March 31, 2006, the Company entered into a Second Amendment (the “Second Amendment”) to its $15,000,000 line of credit with LaSalle Bank National Association (as amended, the “Credit Facility”).  The Credit Facility allows the Company various interest rate options, including fixed rate, LIBOR plus 2% and the bank’s base rate plus 200 basis points.  The Second Amendment, among other things, extends the term of the Credit Facility until March 31, 2010, and allows the Company to increase its obligations under the Credit Facility over time to up to $25,000,000 provided that certain conditions are met.  As a result of the Second Amendment, certain financial covenants in the Credit Facility have changed, including (i) minimum tangible net worth; (ii) minimum interest coverage ratio; and (iii) maximum senior leverage ratio.

On May 19, 2006, the Company entered into a Third Amendment (the “Third Amendment”) to the Credit Facility. The Third Amendment, among other things, affirms the Lender’s consent to the repurchase of Rush River’s 420,000 shares of Winmark common stock (“Repurchase”).  The Third Amendment also amends the definition of tangible net worth in the Credit Facility to add into the Company’s tangible net worth the amount paid by Winmark for the Repurchase, $9.891 million, until December 31, 2006.

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

As of September 30, 2006, the Company has no amount outstanding on its Credit Facility.

Renewable Unsecured Subordinated Notes

In May 2006, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes that was declared effective in June 2006.  Through September 30, 2006, the Company has issued $15,340,800 in renewable unsecured subordinated notes.  The table below presents the Company’s outstanding notes payable as of September 30, 2006:

	Original Term	Principal Amount	Weighted Average Interest Rate
Renewable unsecured subordinated notes	3 months	$135,000	5.68%
	6 months	2,065,000	6.60%
	1 year	1,094,300	7.33%
	2 years	1,383,000	8.33%
	3 years	3,852,500	9.34%
	4 years	1,162,500	9.84%
	5 years	5,543,000	10.10%
	10 years	105,500	10.33%
Total		$15,340,800	9.02%

The Company made interest payments of $259,400 on the above-mentioned unsecured subordinated notes during the first nine months of 2006.  The weighted average term of the outstanding unsecured subordinated notes is 39 months.

12.       Other Contingencies:

In addition to the operating lease obligations disclosed in footnote 12 of the Company’s Form 10-K for the year ended December 31, 2005, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed.  At September 30, 2006 and September 24, 2005, $110,000 and $112,000, respectively, is included in accrued liabilities relating to these obligations.  These leases have various expiration dates through 2008.  The Company believes it has adequate accruals for any future liability.

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

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Revenue:
Franchising	$6,716,500	$6,170,200	$19,276,400	$19,524,400
Leasing	523,100	119,500	1,209,800	273,800
Total revenue	$7,239,600	$6,289,700	$20,486,200	$19,798,200

Reconciliation to operating income:
Franchising segment contribution	$3,021,300	$2,985,900	$8,983,200	$8,363,400
Leasing segment contribution	(436,400)	(357,300)	(1,510,700)	(1,232,800)
Other contribution(1)	(1,018,000)	(1,130,100)	(3,430,700)	(3,476,300)
Total operating income	$1,566,900	$1,498,500	$4,041,800	$3,654,300

Depreciation and amortization:
Franchising	$—	$—	$—	$18,800
Leasing	8,200	500	24,600	1,700
Unallocated	41,200	46,300	116,600	115,000
Total depreciation and amortization	$49,400	$46,800	$141,200	$135,500

	As of
	September 30, 2006	December 31, 2005
Identifiable assets:
Franchising	$3,807,700	$3,932,500
Leasing	17,302,700	9,041,700
Unallocated	13,488,900	13,574,500
Total	$34,599,300	$26,548,700

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

In addition, Kirk A. MacKenzie, Vice-Chairman of the Board of Directors,  subscribed for and purchased $500,000 of three year maturity unsecured subordinated notes, on a monthly interest payment schedule at the rates described in the Interest Rate Supplement, offered by Winmark pursuant to the Prospectus.  In connection with his investment, Mr. MacKenzie agreed that his notes would be voted consistent with the majority of the remaining noteholders in an event of default.

The Company used the proceeds of the sale to pay down its revolving Line of Credit.

15.  Subsequent Events:

On October 4, 2006, Stephen M. Briggs announced his resignation from his position of President and Chief Operating officer, as well as his resignation as a member of the Company’s Board of Directors.  On October 25, 2006, Winmark executed a Separation Letter and Agreement with Mr. Briggs.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of September 30, 2006, we had 829 franchises operating under the following brands:  Play it Again Sports®, Once Upon a Child®, Plato’s Closet®, Music Go Round® and Wirth Business Credit™.  Management closely tracks the following criteria to evaluate current business operations and future prospects: royalties, franchise fees, leasing activity, selling, general and administrative expenses, franchise openings and closings and franchise renewals.

Our most profitable sources of franchising revenue are royalties earned from our franchise partners and franchise fees for new openings and transfers.

During the first nine months of 2006, our royalties increased $1,367,100 or 10.6% compared to the first nine months of 2005.  Franchise fees increased $235,700 or 31.6% compared to the same period last year and primarily reflect consistent new openings in established brands and the addition of the new Wirth Business Credit™ franchise system.  During the first nine months of 2006, revenue generated from the Company’s leasing activities was $1,209,800 compared to $273,800 in the same period last year.  (See Note 13 – “Segment Reporting.”)  The Company’s leasing portfolio was $15.4 million at September 30, 2006.  (Investment in direct finance leases plus long-term investment in leasing operations.)

Management monitors several nonfinancial factors in evaluating the current business operations and future prospects, including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first nine months ended September 30, 2006:

					NINE MONTHS ENDING 9/30/06
	TOTAL 12/31/05	OPENED	CLOSED	TOTAL 9/30/06	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Play It Again Sports®
Franchised Stores - US and Canada	396	12	(15)	393	7	7

Once Upon A Child®
Franchised Stores - US and Canada	206	8	(4)	210	12	12

Plato’s Closet®
Franchised Stores	159	19	(2)	176	0	0

Music Go Round®
Franchised Stores	42	0	(1)	41	7	7
Total Franchised Stores	803	39	(22)	820	26	26

Wirth Business Credit™
Franchises	0	9	(0)	9	0	0
Total Franchises	803	48	(22)	829	26	26

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the nine months ended September 30, 2006, the Company renewed 26 franchise agreements of the 26 franchise agreements that were available for renewal.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the nine months ended September 30, 2006, selling, general and administrative expense increased due to salaries and infrastructure costs in connection with our leasing activities, partially offset by decreases due to our 2005 sale of all Company-owned stores and the elimination of the related costs.

	Nine Months Ended
	September 30, 2006	September 24, 2005
Selling, general and administrative expenses	$12,934,600	$11,678,100

Our ability to grow our profits is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchises, (iii) increase lease originations of Wirth Business Credit, Inc. and Winmark Capital Corporation and (iv) control our selling, general and administrative expenses.

Results of Operations

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Revenue:
Royalties	66.3%	67.3%	69.9%	65.4%
Merchandise sales	20.1	23.0	17.2	27.2
Franchise fees	4.2	5.2	4.8	3.8
Leasing income	7.2	1.9	5.9	1.4
Other	2.2	2.6	2.2	2.2
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of merchandise sold	(19.1)	(18.2)	(16.5)	(22.5)
Leasing expense	(1.2)	—	(0.7)	—
Selling, general and administrative expenses	(58.1)	(58.0)	(63.1)	(59.0)
Income from operations	21.6	23.8	19.7	18.5
Loss from equity investments	—	—	—	(0.9)
Gain on sale of investments	—	—	—	—
Interest expense	(4.2)	—	(2.1)	—
Interest and other income	2.0	1.4	3.7	1.1
Income before income taxes	19.4	25.2	21.3	18.7
Provision for income taxes	(7.8)	(10.5)	(8.6)	(7.8)
Net income	11.6%	14.7%	12.7%	10.9%

Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 24, 2005

Revenue

Revenue for the quarter ended September 30, 2006 totaled $7.24 million compared to $6.29 million for the comparable period in 2005.

Royalties increased to $4.8 million for the third quarter of 2006 from $4.2 million for the same period in 2005, a 13.5% increase.  The increase was due to higher Plato’s Closet® ($256,000), Once Upon A Child® ($206,000) and Play It Again Sports® ($108,000) royalties.  The increase in Plato’s Closet®, Once Upon A Child® and Play It Again Sports® royalties is primarily due to having 26 additional Plato’s Closet® franchise stores in the third quarter of 2006 compared to the same period last year and higher franchisee retail sales in these brands.

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and retail sales at the Company-owned stores.  For the third quarter of 2006 and 2005, they were as follows:

	2006	2005
Direct Franchisee Sales	$1,452,600	$943,700
Retail	—	502,400
	$1,452,600	$1,446,100

Direct Franchisee Sales revenues increased $508,900, or 53.9%, for the three months ended September 30, 2006 compared to the same period last year.  This is a result of adding two large name brand vendors that required billing through our Play It Again Sports buying group.  Retail store sales decreased $502,400, or 100%, as a result of selling all Company-owned stores in 2005.

Franchise fees decreased to $305,000 for the third quarter of 2006 compared to $330,000 for the third quarter of 2005.  The decrease is due to opening 15 franchises in the third quarter of 2006, compared to 18 in the same period of 2005.

Leasing income increased to $523,100 for the third quarter of 2006 compared to $119,500 for the same period in 2005.  The increase is due to a larger lease portfolio in 2006 compared to 2005.

Other revenues decreased to $158,900 for the third quarter of 2006 compared to $163,800 for the third quarter of 2005.

Cost of Merchandise Sold

Cost of merchandise sold increased $237,000 or 20.7% for the third quarter of 2006 compared to the same period last year.  The increase was primarily due to an increase in Direct Franchisee Sales discussed in the revenue section, partially offset by a $236,000 decrease in retail cost of goods sold due to selling all Company-owned stores in 2005.

Cost of merchandise sold includes in-bound freight and the cost of merchandise sold to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and at Company-owned retail stores.  Occupancy costs of $0 and $59,500 for our Company-owned retail stores are included in selling, general and administrative expenses for the third quarter of 2006 and 2005, respectively.  The cost of merchandise sold as a percentage of Direct Franchisee Sales, and the cost of merchandise sold as a percentage of Company-owned retail revenue for the third quarter of 2006 and 2005 were as follows:

	2006	2005
Direct Franchisee Sales	95.1%	96.3%
Retail	—	47.0%

The elimination of retail cost of merchandise sold is due to selling all Company-owned stores in 2005.

Selling, General and Administrative

The $560,600, or 15.4%, increase in selling, general and administrative expenses in the third quarter of 2006 compared to the same period in 2005 is primarily due to increases in salaries and commissions ($461,000), advertising production ($98,000), bad debt reserves ($77,000), payroll taxes and benefits ($48,000) and outside services ($31,000), partially offset by selling the remaining Company-owned stores and the elimination of the $160,000 of related costs.

Loss from Equity Method Investments

For the three months ended September 24, 2005, the Company recorded a ($41,500) loss and a $36,000 gain from our investments in eFrame, LLC and Commercial Credit Group, Inc., respectively.  This represented our pro rata share of losses for the period.  The Company no longer has any equity method investments and therefore there was no gain or loss in the third quarter of 2006.

Interest Expense

During the third quarter of 2006, the Company had interest expense of $307,900 compared to $0 in the third quarter of 2005.  The increase is primarily due to the issuance of $15.4 million of renewable subordinated notes.

Interest and Other Income

During the third quarter of 2006, the Company had interest and other income of $145,300 compared to $90,100 of interest and other income in the third quarter of 2005.  The increase is primarily due to the interest income recognized on the Commercial Credit Group investment.  (See Note 3.)

Income Taxes

The provision for income taxes was calculated at an effective rate of 40.3% and 41.5% for the third quarter of 2006 and 2005, respectively.  The higher effective rate in 2005 compared to 2006 reflected a higher amount of non-deductible expenses.

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 24, 2005

Revenue

Revenue for the nine months ended September 30, 2006 totaled $20.49 million compared to $19.80 million for the comparable period in 2005.

Royalties increased to $14.32 million for the first nine months of 2006 from $12.95 million for the same period in 2005, a 10.6% increase.  The increase was due to higher Plato’s Closet® ($669,000), Once Upon A Child® ($372,000) and Play It Again Sports® ($341,000) royalties.  The increase in Plato’s Closet®, Once Upon A Child® and Play It Again Sports® royalties is primarily due to having 26 additional Plato’s Closet® franchise stores in the first nine months of 2006 compared to the same period last year and higher franchisee retail sales in these brands.

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and retail sales at the Company-owned stores.  For the first nine months of 2006 and 2005, they were as follows:

	2006	2005
Direct Franchisee Sales	$3,533,300	$3,828,900
Retail	—	1,564,800
	$3,533,300	$5,393,700

Direct Franchisee Sales revenues decreased $295,600, or 7.7%, for the nine months ended September 30, 2006 compared to the same period last year.  This is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having 12 fewer Play It Again Sports® stores open than one year ago; partially offset by the adding of two large name brand vendors in the third quarter of 2006 that required billing though our Play It Again Sports® buying group.  Retail store sales decreased $1,564,800, or 100%, as a result of selling all Company-owned stores in 2005.

Franchise fees increased to $980,700 for the first nine months of 2006 compared to $745,000 for the first nine months of 2005.  The increase is due to opening 48 franchises in the first nine months of 2006, compared to 38 in the same period of 2005.

Leasing income increased to $1,209,800 for the first nine months of 2006 compared to $273,800 for the same period in 2005.  The increase is due to a larger lease portfolio in 2006 compared to 2005.

Other revenues increased to $441,900 for the first nine months of 2006 compared to $432,300 for the first nine months of 2005.

Cost of Merchandise Sold

Cost of merchandise sold decreased $1,086,600 or 24.3% for the first nine months of 2006 compared to the same period last year.  The decrease was primarily due to selling all Company-owned stores in 2005 and a decrease in Direct Franchisee Sales discussed in the revenue section.

Cost of merchandise sold includes in-bound freight and the cost of merchandise sold to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and at Company-owned retail stores.  Occupancy costs of $0 and $245,200 for our Company-owned retail stores are included in selling, general and administrative expenses for the first nine months of 2006 and 2005, respectively.  The cost of merchandise sold as a percentage of Direct Franchisee Sales, and the cost of merchandise sold as a percentage of Company-owned retail revenue for the first nine months of 2006 and 2005 were as follows:

	2006	2005
Direct Franchisee Sales	95.6%	95.8%
Retail	—	51.0%

The elimination of retail cost of merchandise sold is due to selling all Company-owned stores in 2005.

Selling, General and Administrative

The $1,256,500, or 10.8%, increase in selling, general and administrative expenses in the first nine months of 2006 compared to the same period in 2005 is primarily due to increases in salaries ($763,000), advertising production ($273,000), development advertising ($222,000), outside services ($203,000), provision for credit losses ($237,000), accounting fees ($86,000) and compensation expense associated with stock options ($121,000), partially offset by selling the remaining Company-owned stores and the elimination of the $682,000 of related costs.

Loss/Gain from Equity Method Investments

For the nine months ended September 24, 2005, the Company recorded a ($210,800) loss and a $22,000 gain from our investments in eFrame, LLC and Commercial Credit Group, Inc., respectively.  This represented our pro rata share of losses and gains for the period.  The Company no longer has any equity method investments and therefore there was no gain or loss in the first nine months of 2006.

Gain on Sale of Marketable Securities

During the first nine months of 2005, the Company had a gain on the sale of marketable securities of $17,400.   This was due to the sale of the Company’s marketable securities that was not repeated in the first nine months of 2006.

Interest and Other Income

During the first nine months of 2006, the Company had interest and other income of $746,600 compared to $224,100 of interest and other income in the first nine months of 2005.  The increase is primarily due to the $360,000 transaction fee recognized on the Commercial Credit Group redemption and investment agreement.  (See Note 3.)

Income Taxes

The provision for income taxes was calculated at an effective rate of 40.3% and 41.5% for the first nine months of 2006 and 2005, respectively.  The higher effective rate in 2005 compared to 2006 reflected a higher amount of non-deductible expenses.

Segment Comparison of the Three Months Ended September 30, 2006 to Three Months Ended September 24, 2005

Franchising segment operating income

The franchising segment’s third quarter 2006 operating income increased by $35,400 or 1.2% to $3.02 million from $2.99 million for the third quarter 2005.  The increase in segment contribution was primarily due to higher royalty income of $569,700 or 13.5%.  The increase in royalties was primarily due to higher Plato’s Closet® ($256,000), Once Upon A Child® ($206,000) and Play It Again Sports® ($108,000) royalties.  The increase in Plato’s Closet®, Once Upon A Child® and Play It Again Sports® royalties is primarily due to having 26 additional Plato’s Closet® franchise stores open in the third quarter of 2006 compared to the same period last year and higher franchisee retail sales in these brands.  The decrease in franchise fees is due to opening 15 franchises in the third quarter of 2006 compared to 18 franchises in the same period of 2005.

Leasing segment operating income (loss)

The leasing segment’s third quarter 2006 operating loss increased $79,100 or 22.1% to ($436,400) compared to a loss of ($357,300) during the third quarter of 2005.  This loss was primarily due to $959,500 of direct costs associated with starting up the leasing segment partially offset by a $403,600 increase in leasing income.  We had leasing segment direct costs of $476,800 during the third quarter of 2005.

Other contribution loss

Other contribution loss improved $112,100 or 9.9% to a loss of ($1,018,800) during the third quarter of 2006 compared to a loss of ($1,130,100) during the third quarter of 2005.  The improvement is primarily due to lower salaries ($97,000).  Please see our disclosure of segment reporting in Note 13 for explanation of what is included in other contribution loss.

Segment Comparison of the Nine Months Ended September 30, 2006 to Nine Months Ended September 24, 2005

Franchising segment operating income

The franchising segment’s first nine months of 2006 operating income increased by $619,800 or 7.4% to $8.98 million from $8.36 million for the first nine months of 2005.  The increase in segment contribution was primarily due to higher royalty income of $1,367,100 or 10.6%.  The increase in royalties was primarily due to higher Plato’s Closet® ($669,000), Once Upon A Child® ($372,000) and Play It Again Sports® ($341,000) royalties.  The increase in Plato’s Closet®, Once Upon A Child® and Play It Again Sports® royalties is primarily due to having 26 additional Plato’s Closet® franchise stores open in the first nine months of 2006 compared to the same period last year and higher franchisee retail sales in these brands.

Leasing segment operating income (loss)

 The leasing segment’s first nine months of 2006 operating loss increased $277,900 or 22.5% to ($1,510,700) compared to a loss of ($1,232,800) during the first nine months of 2005.  This loss was primarily due to $2,720,500 of direct costs associated with starting up the leasing segment partially offset by a $936,000 increase in leasing income.  We had leasing segment direct costs of $1,506,600 during the first nine months of 2005.

Other contribution loss

Other contribution loss improved $45,600 or 1.3% to a loss of ($3,430,700) during the first nine months of 2006 compared to a loss of ($3,476,300) during the first nine months of 2005.  The improvement is primarily due to lower salaries ($327,000), partially offset by higher accounting fees ($86,000), legal fees ($33,000), outside services ($25,000) and increased compensation expenses associated with stock options ($121,000).  Please see our disclosure of segment reporting in Note 13 for explanation of what is included in other contribution loss.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and credit agreement borrowings.  The components of the income statement that affect our liquidity include the non-cash items for depreciation and compensation expense related to stock options.  The most significant component of the balance sheet that affects liquidity is long-term investments.  Long-term investments includes $11.5 million of illiquid investment in three private companies: Tomsten, Inc., Commercial Credit Group, Inc. and BridgeFunds Limited.  The Company ended the third quarter of 2006 with $1.3 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 1.4 to 1.0 compared to $5.4 million in cash and cash equivalents and a current ratio of 2.5 to 1.0 at the end of the third quarter of 2005.

Operating activities provided cash of $3.3 million for the first nine months of 2006 compared to $4.2 million for the same period last year.  Components of the cash provided by changes in operating assets and liabilities include a $433,400 increase in accrued liabilities due to advertising accruals for Wirth Business Credit franchisees and accrued bonuses.  Advance and security deposits provided cash of $597,900 due to increased lease originations. Income tax receivable provided cash of $527,000 due to utilizing prior year-end tax overpayments.  Components of cash utilized by operating assets and liabilities include a $288,100 decrease in accounts payable primarily due to a decrease in outstanding leasing equipment invoices.  Accounts receivable utilized $334,500 due to an increase in buying group activity.  Prepaid expenses utilized $671,400 mainly due to higher prepaid commissions for lease sales staff.

Operating activities provided cash of $4.2 million for the first nine months of 2005.  For 2005, components of the cash provided by changes in operating assets and liabilities include an increase in deferred revenue of $333,900 primarily due to increased deposits on future store openings.  Inventories provided cash of $223,000 due to selling a Company-owned Music Go Round® store.  Components of cash utilized by operating assets and liabilities include a $230,400 increase in prepaid expenses primarily due to prepaid commissions for leasing sales staff.

Investing activities used $9.4 million of cash during the first nine months of 2006 compared to $2.4 million during the same period of 2005.  The increase is primarily due to the purchase of equipment for lease contracts and an additional $500,000 investment in BridgeFunds Limited, partially offset by collections on lease receivables.

Investing activities used $2.4 million of cash during the first nine months of 2005, primarily due to the purchase of equipment for lease contracts and property and equipment along with the purchase of investments and marketable securities, including the Company’s additional $1.0 million equity investment in BridgeFunds Limited and $500,000 additional investment in CCG, partially offset by proceeds on sale of marketable securities, principal collections on lease receivables and proceeds from discounted lease rentals.

Financing activities provided $4.4 million of cash during the first nine months of 2006 due to $15.3 million provided by proceeds from borrowings, and $613,800 and $607,300 received from the exercise of stock options and related tax benefit received on exercised stock options, respectively, partially offset by $12.2 million used to repurchase 519,000 shares of our common stock.

Financing activities used $2.7 million of cash during the first nine months of 2005 due to the repurchase of Company common stock, partially offset by amounts received on the exercise of stock options.

As of September 30, 2006, we had no material outstanding commitments for capital expenditures.

On March 31, 2006, we entered into a Second Amendment (the “Second Amendment”) to our $15,000,000 line of credit with LaSalle Bank National Association (as amended, the “Credit Facility”).  The Credit Facility allows us various interest rate options, including fixed rate, LIBOR plus 2% and the bank’s base rate plus 200 basis points.  The Second Amendment, among other things, extends the term of the Credit Facility to March 31, 2010, and allows us to increase our obligations under the Credit Facility over time up to $25,000,000 provided that certain conditions are met.  As a result of the Second Amendment, certain financial covenants in the Credit Facility have changed, including (i) minimum tangible net worth; (ii) minimum interest coverage ratio; and (iii) maximum senior leverage ratio.

On May 19, 2006, we entered into a Third Amendment (the “Third Amendment “) to our Credit Facility. The Third Amendment, among other things, affirms the Lender’s consent to the repurchase of Rush River’s 420,000 shares of Winmark common stock (“Repurchase”).  The Third Amendment also amends the definition of tangible net worth in the Credit Facility to add into the Company’s tangible net worth the amount paid by us for the Repurchase, $9.891 million, until December 31, 2006.

The Credit Facility has a borrowing base that is equal to two times the Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of the franchising and corporate segments plus 90% of the amount of eligible leased assets.  The line of credit will be used for growing our leasing business, stock repurchases and general corporate purposes.  The Credit Facility is secured by a lien against substantially all of our assets.

On April 19, 2006, we announced the filing of a “shelf registration” on Form S-1 registration statement with the Securities and Exchange Commission for the sale of up to $50 million of renewable subordinated unsecured notes with maturities from three months to ten years.  In June 2006, the Form S-1 registration became effective.  We intend to use the net proceeds from the offering to pay down our credit facility, expand our leasing portfolio, to make acquisitions, to repurchase common stock and for other general corporate purposes.  As of September 30, 2006, $15.34 million of the renewable subordinated notes have been sold.

We believe that cash generated from future operations and cash on hand will be adequate to meet our current obligations and operating needs.  We believe that the combination of our cash on hand, the cash generated from our franchising business, cash generated from discounting sources, our bank line of credit as well as our renewable subordinated unsecured notes, will be adequate to fund our planned operations, including leasing activity, for the remainder of 2006.

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

Revenue Recognition – Royalty Revenue and Franchise Fees

We collect royalties from each franchise based on a percentage of retail store gross sales.  We recognize royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performances of franchisees versus estimates, royalty revenue would be impacted.  During the first nine months of 2006, we collected $227,700 more than estimated at December 31, 2005.  As of September 30, 2006, royalty receivables were $1,129,700.

We collect franchise fees when franchise agreements are signed and recognize the franchise fees as revenue when the franchise is opened, which is when we have performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of our balance sheet.  As of September 30, 2006, deferred franchise fees were $891,400.

Stock-Based Compensation

We currently use the Black–Scholes option pricing model to determine the fair value of stock options.  The determination of the fair value of the awards on the date of grant using an option–pricing model is affected by stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include implied volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk–free interest rate and expected dividends.

We evaluate the assumptions used to value awards on an annual basis.  If factors change and we employ different assumptions for estimating stock–based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we recorded in the current period and could materially affect operating income, net income and earnings per share.

Allowance for Doubtful Accounts

We make estimates of the uncollectability of accounts and notes receivables.  We base the adequacy of the allowance on historical bad debts, current economic trends and specific analysis of each franchisee’s payment trends and credit worthiness.  If any of the above noted items would be significantly different than estimates, results could be different.  As of September 30, 2006, gross trade and notes receivable were $1,176,300 and $105,600, respectively, and our accounts receivable reserve for these items equaled $54,500.  This compares with an accounts and notes receivable reserve of $197,800 as of December 31, 2005.

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

Off-balance Sheet Arrangements

As of September 30, 2006, we had no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial markets risk in the form of interest rate risk.  The Company currently has available a $20.0 million line of credit with LaSalle Bank National Association.  Interest on borrowed amounts will accrue interest at LIBOR, plus 2%; however, as of September 30, 2006, the Company has no amount outstanding on such line of credit.  Accordingly the Company is not exposed to cash flow risks related to interest rate changes.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the nine months ended September 30, 2006.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign activity.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 1A:  Risk Factors

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

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchaser

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan(2)
January 1, 2006 to February 4, 2006	15,000	$21.500	15,000	504,458
February 5, 2006 to March 4, 2006	10,000	23.000	10,000	494,458
March 5, 2006 to April 1, 2006	10,000	23.250	10,000	484,458
April 2, 2006 to May 6, 2006	20,000	23.250	20,000	464,458
May 7, 2006 to June 3, 2006	420,000	23.550	420,000	44,458
June 4, 2006 to July 1, 2006	44,000	23.550	44,000	458
July 2, 2006 to August 5, 2006	—	—	—	458
August 6, 2006 to September 2, 2006	—	—	—	500,458
September 3, 2006 to September 30, 2006	—	—	—	500,458
Total	519,000		519,000	500,458

(1)

The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date. The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 4,000,000 shares, of which 500,458 may still be repurchased.

(2)	On August 15, 2006, the Board of Directors authorized a 500,000 share repurchase.

ITEM 3:

Not applicable.

ITEM 4:   Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5:   Other Information

Not applicable.

ITEM 6:   Exhibits

10.1

Subscription Agreement, between Rush River Group, LLC and Winmark Corporation, dated July 14, 2006, to purchase approximately $10 million in unsecured unsubordinated notes of various maturities (Exhibit 4.4)(1)

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

Date: November 10, 2006	By:	/s/ John L. Morgan
John L. Morgan Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: November 10, 2006	By:	/s/ Brett D. Heffes
Brett D. Heffes Chief Financial Officer and Treasurer

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2006

Exhibit No.	Description

10.2

Subscription Agreement, between Rush River Group, LLC and Winmark Corporation, dated July 14, 2006, to purchase approximately $10 million in unsecured unsubordinated notes of various maturities (Exhibit 4.4)(1)

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