Form 10-K
period 2006-12-30
WINMARK CORP
filed 2007-03-20
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2006           Commission File Number: 000-22012

WINMARK CORPORATION

(Exact name of Registrant as specified in its charter)

Minnesota	41-1622691
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

4200 Dahlberg Drive, Suite 100, Minneapolis, MN 55422-4837
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number:  (763) 520-8500

Securities registered pursuant to Section 12 (b) of the Act:  Common Stock, no par value per share

Securities registered pursuant to Section 12(g) of the Act: None

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

Yes  ☐                   No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of such stock as of the last business day of registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Market, was $46,833,323.

Shares of no par value Common Stock outstanding as of March 16, 2007: 5,467,445 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 2, 2007 have been incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

WINMARK CORPORATION AND SUBSIDIARIES

PART I

ITEM 1: BUSINESS

Background

We are a franchisor of value-oriented retail store concepts that buy, sell, trade and consign merchandise.  Each of our retail store brands emphasizes consumer value by offering high-quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers’ used goods that have been outgrown or are no longer used.  The retail brands also offer new merchandise to customers.

We also operate a middle-market equipment leasing business through our wholly-owned subsidiary Winmark Capital Corporation.  Our middle-market leasing business serves large and medium-sized businesses and focuses on assets which generally have a cost of more than $250,000.  We generate middle-market equipment leases primarily through business alliances, equipment vendors and directly from customers.

We also operate a small-ticket financing business through our wholly-owned subsidiary Wirth Business Credit, Inc. (formerly known as Winmark Business Solutions, Inc.).  Our small-ticket financing business serves small businesses and focuses on assets which generally have a cost of $5,000 to $250,000.  We generate financing business directly from customers, and also through our Wirth Business Credit™ franchisees.

Our significant assets are located within the United States, and we generate all revenues from United States operations other than franchising revenues from Canadian operations of approximately $1.8 million, $1.7 million and $1.8 million for 2006, 2005 and 2004, respectively.  We were incorporated in Minnesota in 1988.

Franchise Operations

Our four retail brands with their fiscal year 2006 system-wide sales, defined as revenues generated by all franchise owned locations, are summarized as follows:

Play It Again Sports® - $254 million.

We began franchising the Play It Again Sports® brand in 1988.  Play It Again Sports® franchises sell, buy, trade and consign used and new sporting goods, equipment and accessories for a variety of athletic activities including hockey, wheeled sports (in-line skating, skateboards, etc.), fitness, ski/snowboard, golf and baseball/softball.  The franchises offer a flexible mix of merchandise that is adjusted to adapt to seasonal and regional differences.  Play It Again Sports® is known for providing the highest value to the customer by offering a mix of used and new sporting goods.  For the years ended 2006, 2005 and 2004, Play It Again Sports® contributed royalties and franchise fees of $10.4 million, $10.2 million and $10.3 million, respectively.   As a percentage of consolidated revenues for 2006, 2005 and 2004, these amounts equaled 38.1%, 38.4% and 37.9%, respectively.

Once Upon A Child® - $115 million.

We began franchising the Once Upon A Child® brand in 1993.   Once Upon A Child® franchises sell and buy used and new children’s clothing, toys, furniture, equipment and accessories.  This store brand primarily targets cost-conscious parents of children ages infant to 10 years with emphasis on children ages seven years old and under.  These customers have the opportunity to sell their used children’s items to a Once Upon A Child® franchise when outgrown and to purchase quality used children’s clothing, toys, furniture and equipment at prices lower than new merchandise.  New merchandise is offered to supplement the used merchandise.  For the years ended 2006, 2005 and 2004, Once Upon A Child® contributed royalties and franchise fees of $4.9 million, $4.3 million, and $4.1 million, respectively.  As a percentage of consolidated revenues for 2006, 2005 and 2004, these amounts equaled 17.7%, 16.2% and 15.0%, respectively.

Plato’s Closet® - $100 million.

We began franchising the Plato’s Closet® brand in 1999.  Plato’s Closet® franchises sell and buy used and new clothing and accessories geared toward the teenage and young adult market.  Customers have the opportunity to sell their used items to a Plato’s Closet® franchise when unused or outgrown and to purchase quality used clothing and accessories at prices lower than new merchandise.  For the years ended 2006, 2005 and 2004, Plato’s Closet® contributed royalties and franchise fees of $4.2 million, $3.5 million and $2.6 million, respectively.  As a percentage of consolidated revenues for 2006, 2005 and 2004, these amounts equaled 15.2%, 13.3% and 9.6%, respectively.

Music Go Round® - $25 million.

We began franchising the Music Go Round® brand in 1994.  Music Go Round® franchises sell, buy, trade and consign used and new musical instruments, speakers, amplifiers, music-related electronics and related accessories for parents of children who play musical instruments, as well as professional and amateur musicians.  For the years ended 2006, 2005 and 2004, Music Go Round® contributed royalties and franchise fees of $0.8 million, $0.9 million and $0.9 million, respectively.  As a percentage of consolidated revenues for 2006, 2005 and 2004, these amounts equaled 2.8%, 3.3% and 3.2%, respectively.

In addition to our four retail brands, we also franchise a small-ticket leasing business.

Wirth Business Credit™

We began franchising the Wirth Business Credit™ business in 2006.  Wirth Business Credit, Inc. franchises leasing and financing services businesses that provide franchisees an array of small-ticket equipment leasing and financing options funded through Winmark or its affiliates to offer to customers for business essential equipment and assets.  Wirth Business Credit™ franchisees are paid a transaction fee for each leasing or financing transaction funded through Winmark or its affiliates, and as such Winmark Corporation does not receive royalties from Wirth Business Credit™ franchisees.

The following table presents a summary of our franchising activity for the fiscal year ended December 30, 2006:

	TOTAL 12/31/05	OPENED	CLOSED	TOTAL 12/30/06	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS	% RENEWED
Play It Again Sports®
Franchises - US and Canada	396	14	(22)	388	9	9	100%

Once Upon A Child®
Franchises - US and Canada	206	12	(4)	214	16	16	100%

Plato’s Closet®
Franchises - US	159	24	(2)	181	—	—	N/A

Music Go Round® Franchises - US	42	0	(1)	41	9	9	100%

Total Franchised Stores	803	50	(29)	824	34	34	100%

Wirth Business Credit™
Franchises - US	0	12	0	12	—	—	N/A
Total	803	62	(29)	836	34	34	100%

Retail Brands Franchising Overview

We use franchising as a business method of distributing goods and services through our retail brands to consumers.  We also use franchising as a method to originate small-ticket leasing transactions with our Wirth Business Credit™ franchises.  We discuss our Wirth Business Credit™ franchise system in the Equipment Leasing Operation Subsection of this Business Section.  We, as franchisor, own a retail business brand, represented by a service mark or similar right, and an operating system for the franchised business.  We then enter into franchise agreements with franchisees and grant the franchisee the right to use our business brand, service marks and operating system to manage a retail business.  Franchisees are required to operate their retail businesses according to the systems, specifications, standards and formats we develop for the business brand.  We train the franchisees on how to operate the franchised business.  We also provide continuing support and service to our franchisees.

We have developed value-oriented retail brands based on a mix of used and new merchandise.  We franchise rights to franchisees who open franchised locations under such brands.  The key elements of our franchise strategy include:

•                  franchising the rights to operate retail stores offering value-oriented merchandise;

•                  attracting new, qualified franchisees; and

•                  providing initial and continuing support to franchisees.

We have and we intend to reinvest operating cash flow generated from our business into:

•                  supporting the current franchise systems;

•                  making investments in infrastructure to support our corporate needs; and

•                  pursuing new business opportunities such as Wirth Business Credit, Inc., Winmark Capital Corporation and other business opportunities.

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

Attracting Franchisees

Our franchise marketing program for retail brands seeks to attract prospective franchisees with experience in management and operations and an interest in being the owner and operator of their own business.  We seek franchisees who:

•                  have a sufficient net worth,

•                  have prior business experience, and

•                  intend to be integrally involved with the management of the business.

At December 30, 2006, we had 55 signed franchise agreements that are expected to open in 2007.  Of these, 54 are retail brand franchises.

We began franchising in Canada in 1991 and, as of December 30, 2006, had 62 franchised retail stores open in Canada.  The Canadian retail stores are operated by franchisees under agreements substantially similar to those used in the United States.

Retail Brand Franchise Support

As a franchisor, our success depends upon our ability to develop and support competitive and successful franchise brands.  We emphasize the following areas of franchise support and assistance.

Training

Each franchisee must attend our training program regardless of prior experience.  Soon after signing a franchise agreement, the franchisee of one of our retail brands is required to attend new owner orientation training.  This course covers basic management issues, such as preparing a business plan, lease evaluation, evaluating insurance needs and obtaining financing.  Our training staff assists each franchisee in developing a business plan for their retail store with financial and cash flow projections.  The second training session is centered on store operations.  It covers, among other things, point-of-sale computer training, inventory selection and acquisition, sales, marketing and other topics.  We provide the franchisee with operations manuals that we periodically update.

Field Support

We provide operations personnel to assist the franchisee in the opening of a new business.  We also have an ongoing field support program designed to assist franchisees in operating their retail stores.  Our franchise support personnel visit each retail store periodically and, in most cases, a business assessment is made to determine whether the franchisee is operating in accordance with our standards.  The visit is also designed to assist franchisees with operational issues.

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

We provide centralized buying services including credit and billing for the Play It Again Sports® franchisees.  Upon credit approval, Play It Again Sports® franchisees may order through the buying group, in which case, product is shipped directly to the store by the vendor.  We are invoiced by the vendor, and in turn, we invoice the franchisee adding a 4% service fee to cover our costs of operating the buying group.  Our Play It Again Sports® franchise system uses several major vendors including Keys Fitness, Horizon Fitness, Easton Sporting Goods, The Hockey Company and Bauer Nike Hockey.   The loss of any of the above vendors would change the vendor mix, but not significantly change our products offered.

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

Retail Advertising and Marketing

We encourage our franchisees to implement a marketing program that includes one or more of the following: television, radio, direct mail, point-of-purchase materials, in store signage and local store marketing programs.  Through these mediums, we advertise that we buy, sell and trade used and new items.  Franchisees of the respective retail brands are required to spend the following minimum percentage of their gross sales on approved advertising and marketing: Play It Again Sports® - 5%, Once Upon A Child® - 5%, Plato’s Closet® - 4% and Music Go Round® - 3%.  The advertising percentage for new Plato’s Closet® franchises will increase to 5% in 2007.  In addition, Play It Again Sports®, Once Upon A Child® and Music Go Round® franchisees are required to pay us an annual marketing fee of $500.  Franchisees may be required to participate in regional cooperative advertising groups.  Plato’s Closet® franchisees with agreements dated prior to and after March 15, 2005 are required to pay us an annual marketing fee of $500 and $1,000, respectively.

Computerized Point-Of-Sale Systems

We require our retail brand franchisees to use a retail information management computer system in each store, which has evolved with the development of new technology.  This computerized point-of-sale system is designed specifically for use in our franchise retail stores.  The current system includes our proprietary Data Recycling System software, a dedicated server, one or more work station registers, a receipt printer, a report printer and a bar code scanner, together with software modules for inventory management, cash management and customer information management.  We generally require franchisees to purchase their computer hardware from us.  We charge a fee of approximately 4% for handling and configuration of systems sold through us.  The Data Recycling System software is designed to accommodate buying and consigning of used merchandise.  This system provides franchisees with an important management tool that reduces errors, increases efficiencies and enhances inventory control.  We provide both computer software and hardware support for the system through our Computer Support Center located at our Company headquarters.

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

We have established preferred provider relationships with high quality vendors that provide small businesses a host of critical services.  Included in the array of services available through the web site are accounting, tax and payroll services, copying and printing services, purchase of office supplies, credit card processing, loss prevention, business insurance, computer/POS equipment, and more.  A small business becomes a member of Winmark Business Solutions by registration, which is free.

Other Support Services

We assist each new franchisee with retail store site location by providing demographic data and general site selection information.  A third party vendor provides design layouts and opening materials including pricing materials, stationary, signage, fixtures, slat wall and carpeting.  Additional communication with retail brand franchisees is made through weekly news updates, emails, broadcast faxes, extranet and semi-annual or annual conferences which generally include trade shows.

The Retail Franchise Agreement

We enter into franchise agreements with our franchisees.  The following is a summary of certain key provisions of our current standard retail brand franchise agreement.  Except as noted, the franchise agreements used for each of our business brands are generally the same.  The Franchise Agreement signed by Wirth Business Credit™ franchisees is described in the Equipment Leasing Operation subsection of this Business Section.

Each franchisee must execute our franchise agreement and pay an initial franchise fee.  At December 30, 2006, the franchise fee for all brands was $20,000 for an initial store in the U.S. and $26,500CAD for an initial store in Canada.  Once a franchisee opens its initial store, it can open additional stores, in any brand, by paying a $15,000 franchise fee for a store in the U.S. and $20,000CAD for a store in Canada, provided an acceptable territory is available and the franchisee meets minimum standards.  Beginning in 2007, the franchise fees for our initial retail store and additional retail store in Canada will be based upon the exchange rate applied to the United States fee on the last business day of the preceding fiscal year.  The franchise fee in 2007 for an initial retail store will be $23,300CAD, and an additional retail store $17,500CAD.   Typically, the franchisee’s initial store is open for business within 270 days from the date the franchise agreement is signed.  The franchise agreement has an initial term of 10 years, with subsequent 10-year renewal periods, and grants the franchisee an exclusive geographic area, which will vary in size depending upon population, demographics and other factors.  A renewal fee equal to $5,000 is payable to us as part of any franchise renewal.  As an incentive, we generally refund the renewal fee if a franchisee modernizes its store to meet our standards.  Under current franchise agreements, franchisees of the respective brands are required to pay us weekly continuing fees (royalties) equal to the following percentage of gross sales: Play It Again Sports® - 5%, Once Upon A Child® - 5%, Plato’s Closet® - 4% and Music Go Round® - 3%.  Upon completion of the initial 10-year term, Play It Again Sports® and Once Upon A Child® royalties are adjusted to 4%.  Play It Again Sports® franchisees opening their second or additional store pay us a 4% royalty for that store.

Each franchisee is required to pay us an annual marketing fee of $500 ($1,000 for each new Plato’s Closet® franchisee).  Each Play It Again Sports® and Once Upon A Child® franchisee is required to spend 5% of its gross sales for advertising and promoting its franchised store.  We have the option to increase the minimum advertising expenditure requirement for these franchises to 6% of the franchisee’s gross sales, of which up to 2% would be paid to us as an advertising fee for deposit in an advertising fund.  This fund, if initiated, would be managed by us and would be used for advertising and promotion of the franchise system.  Music Go Round® franchisees are required to spend at least 3% of gross sales for approved advertising.  We have the option to increase the minimum advertising expenditure requirement for these franchises to a total of 4% of the franchisee’s gross sales, of which up to 1.5% would be paid to us as an advertising fee for deposit into an advertising fund.  Plato’s Closet® franchisees are required to spend at least 4% of gross sales for approved advertising.  In 2007, the advertising percentage for Plato’s Closet® franchise agreements will increase to require new franchisees to spend at least 5% of gross sales for approved advertising.   We have an option to increase the minimum advertising expenditure requirement for these franchises up to at total of 6% of franchisee’s gross sales, of which up to 2% would be paid to us as an advertising fee for deposit into an advertising fund.

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

Although our franchise agreements contain provisions designed to assure the quality of a franchisee’s operations, we have less control over a franchisee’s operations than we would if we owned and operated a retail store.  Under the franchise agreement, we have a right of first refusal on the sale of any franchised store, but we are not obligated to repurchase any franchise.

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

In 2006, 9 Play It Again Sports® franchise agreements expired.  Of those franchise relationships, 9 were “renewed” with the signing of a new 10-year franchise agreement.  In 2007, 2008 and 2009, 19, 10 and 16 Play It Again Sports® franchise agreements will expire, respectively.

In 2006, 16 Once Upon A Child® franchise agreements expired.  Of those franchise relationships, 16 were “renewed” with the signing of a new 10-year franchise agreement.  In 2007, 2008 and 2009, 12, 8 and 19 Once Upon A Child® franchise agreements will expire, respectively.

In 2006, 9 Music Go Round® franchise agreements expired. Of those franchise agreements, 9 were “renewed” with the signing of a new 10-year franchise agreement.  In 2007, 2008 and 2009, 7, 7, and 5 Music Go Round® franchise agreements will expire, respectively.

None of our Plato’s Closet® franchise agreements will expire in 2007 or 2008.  In 2009, 7 Plato’s Closet® franchise agreements will expire.

None of our Wirth Business Credit™ franchise agreements will expire in 2007, 2008 or 2009.

We believe that renewing a significant number of these franchise relationships is important to the success of the Company.

Retail Franchising Competition

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

Our Play It Again Sports® franchisees compete with large retailers such as Dick’s Sporting Goods, The Sports Authority as well as regional and local sporting goods stores.  We also compete with Target and Wal-Mart.

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

Our retail franchises may face additional competition in the future.  This could include additional competitors that may enter the used merchandise market.  We believe that our franchisees will continue to be able to compete with other retailers based on the strength of our value-oriented brands and the name recognition associated with our service marks.

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

Winmark Capital Corporation

Winmark Capital Corporation focuses on middle-market transactions that generally have terms from two to five years and are with large organizations.  We target businesses with revenue of $25,000,000 or more.  Such transactions are generally larger than $250,000 and, cover high-technology equipment, including computers, telecommunications equipment, point-of-sale systems and other business-essential equipment.  The leases are flexible in structure to accommodate equipment additions and upgrades to meet customers’ changing needs.  These leases are retained in our portfolio.

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

•                  Full Service.  We can service the equipment leasing needs of large organizations through our middle-market operations and small organizations through our small-ticket operations.  Our enterprise-wide capabilities allow us to service the needs of a large company and its many small business affiliates.

•                  Asset Ownership.  We typically retain ownership of our leases and the underlying equipment.

Leasing and Sales Activities

Our middle-market lease products are marketed nationally through our principal office in Golden Valley, Minnesota and our satellite offices in Boulder, Colorado, Charlotte, North Carolina and Santa Barbara, California.

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

Wirth Business Credit, Inc.

Our small-ticket financing operation serves the needs of small businesses.  Small-ticket financing transactions are typically between $5,000 and $250,000, have terms of between two and five years and cover business essential assets, including computers, printing equipment, security systems, telecommunications equipment, car wash equipment, production equipment and other assets.  Small-ticket financing products are marketed under the trade name Wirth Business Credit™ directly through our employed sales representatives or through our network of Wirth Business Credit franchisees.

Industry

The small ticket finance industry is highly fragmented and competitive. Small business owners typically finance their businesses through one of many possible sources including banks, vendor captive finance companies, leasing brokers, credit card companies and independent leasing companies.  These sources of funding typically limit their focus to certain types of transactions and may base their decision on credit quality, geography, size of transaction, type of asset or other criteria.  The small-ticket finance industry is very competitive, however, small business owners do not generally receive the same level of customer service as larger businesses do.  Small business owners desire products that are convenient, easy to understand, competitive and come from a trusted source.

Business Strategy

Key elements of our small-ticket business strategy include:

•                  Local Presence.  Through a network of franchisees, Wirth Business Credit™  maintains a local presence in its markets.

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

Leasing and Sales Activities

We originate financing transactions through sales persons employed by Wirth Business Credit, Inc. and through our Wirth Business Credit™ franchisees.  We focus our sales efforts on establishing relationships with organizations with influence over many small businesses such as vendors, franchisors and trade associations.

As described below, we franchise the right to operate small businesses under the name Wirth Business Credit™.  Our franchisees in our Wirth Business Credit™ franchise system are dedicated to originating equipment lease and financing transactions.  Our franchisees build business relationships at the local level and also have the support and infrastructure of a national leasing company.

We generally finance business-essential assets for terms ranging from two to five years.  Our financing transactions are generally full pay out transactions, which means, after paying all required payments under the financing agreement, the customer owns the asset.

Wirth Business Credit™ Franchise System

We franchise the right to operate a small business equipment leasing and finance franchise under the brand Wirth Business Credit™.  Franchisees in the Wirth Business Credit™ franchise system market and sell small business equipment leasing and financing services offered by us.

Attracting Franchisees

Our franchise marketing program for Wirth Business Credit™ seeks to attract prospective franchisees with a desire to operate their own sales and marketing business who:

•                  have a sufficient net worth;

•                  have prior sales or small business experience; and

•                  intend to be integrally involved in the operation of the franchise.

Franchise Support

As a franchisor of Wirth Business Credit™, our lease originations volume depends heavily on our ability to support competitive and successful Wirth Business Credit™ franchisees.  We emphasize the following areas of franchise support and assistance in our Wirth Business Credit™ franchise system:

•                  Training;

•                  Marketing; and

•                  Ongoing Support.

Training

Each franchisee must attend our training program prior to operation.  Soon after signing the franchise agreement, a Wirth Business Credit™ franchisee is required to participate in our training program.  We begin with pre-training.  At pre-training, we cover, among other topics, sales basics, owning your own business and valuation.  Our franchisees next come to our headquarters for a week-long training session.  This week-long training session covers the basics of leasing, market orientation, lead generation, selling to vendors, owning your own business, business planning, credit basics, marketing, computer and software training and the nature of our franchise relationship.

After the initial week of training, we continue to support our Wirth Business Credit™ franchisees.  We provide sales support to our franchisees through our national sales staff in Minneapolis.  Franchisees have the ability to interact with our national sales staff at any time. Our national sales team provides the opportunity to each franchisee to work together on monthly sales planning and analysis.  In addition, we deliver new tools and programs to our franchisees periodically.

Our national sales staff generates national account relationships that provide leads and transactions for our franchisees.  We have established and seek to establish relationships with vendors, franchisors and other organizations that have a national scope of operations.  These national accounts benefit our franchisees and us through increased lease volume.  If a national account generates a transaction in the Market Area of a franchisee, then the franchisee is paid for that transaction as if the franchisee originated it.

We have an annual conference for our franchise system.  At the conference, our franchisees have the opportunity to learn from each other and from us new information about how to operate more effectively.  They also have the opportunity to learn from each other what sales and marketing approaches are working in their marketplace.

Marketing

We encourage our franchisees to implement a marketing program that includes one or more of the following: direct mail, direct email, advertising in approved industry and business publications, joining networking groups, telemarketing and radio.  Franchisees are required to spend 4% of their compensation on developing new customers in their local Market Area.  In addition, franchisees are required to pay us an annual marketing fee of $500.  Franchisees may be required to participate in regional cooperative advertising groups.

Ongoing Support

Franchisees’ primary contact with us is through an operations manager.  The role of the operations manager is to support our franchisees by expediting the lease transaction process.  An operations manager ensures credit applications are complete, interfaces with the credit department, manages vendor relations and documents transactions a Wirth Business Credit™ franchisee submits.  In addition, we provide any changes to the franchise system to our franchisees as they are available.  We provide all updates to our Operations Manual to franchisees.  We continue to develop marketing materials to assist franchisees in the generation of financing transactions.

Computer and Software

We require our franchisees to use our Tri-Link Lease Management computer system.  This computer system allows our franchisees to submit and track leasing transactions.  It also allows us to manage the lease transaction process.

The Franchise Agreement

We enter into 10-year franchise agreements with our franchisees.  The following is a summary of certain key provisions of our current standard franchise agreement.

Each franchisee must execute our franchise agreement and pay an initial franchise fee.  The Initial Franchise Fee for our standard Market Area is $30,000.  However, we are currently offering a reduced Initial Franchise Fee to prospective franchisees.  This program, which we call the “Pioneer Program,” reduces the Initial Franchise Fee to $20,000.  In addition, $15,000 of the $20,000 fee is eligible for reimbursement from us if a franchisee spends amounts on qualified marketing expenditures within 12 months of signing the Franchise Agreement, effectively reducing the Initial Franchise Fee to $5,000.  This amount may increase depending on the size of the Market Area.

Our franchisees pay no continuing fees in the form of royalty payments like the retail brand franchisees.  Instead, a Wirth Business Credit™  franchisee’s compensation depends on the mark-up a franchisee adds to a transaction.  Franchisees are paid monthly.

Our franchisees can only fund their transactions through us.  During the term of a franchise agreement, franchisees agree not to operate any competitive business directly or indirectly.  In addition, franchisees agree that after the end of the term or termination of the franchise agreement, franchisees will not operate any competitive business for 18 months within a reasonable geographic area.  We will pursue enforcement of our non-competition clause vigorously; however, these non-competition clauses are not enforceable in certain states or all circumstances.

At the end of the term of each 10-year term of each Wirth Business Credit™ franchise agreement, each franchisee has the option to “renew” the franchise relationship by signing a new 10-year franchise agreement.  If a franchisee chooses not to sign a new franchise agreement, a franchisee must comply with all post termination obligations including the franchisee’s non-competition clause.

We compete with various other franchise opportunities for franchisees.  The small-ticket leasing industry is very competitive.  Our franchisees compete directly with many financial institutions, many of which have greater financial resources than us.  We are not aware of any other companies offering similar franchising opportunities in the small-ticket financing industry.

Financing

Our ability to arrange financing is important to our middle-market leasing and our small-ticket financing businesses.

Winmark Capital Corporation will from time to time arrange permanent financing of leases through non-recourse discounting of lease rentals with various financial institutions at fixed interest rates.  The proceeds from the assignment of the lease rentals will be generally equal to the present value of the remaining lease payments due under the lease, discounted at the interest rate charged by the financial institution.  Interest rates obtained under this type of financing will be negotiated on a transaction-by-transaction basis and reflect the financial strength of the customer, the term of the lease and the prevailing interest rates.  For leases discounted on a non-recourse basis, the financial institution will have no recourse against us unless we are in default of the terms of the agreement under which the lease and the leased equipment will be assigned to the institution as collateral.  The institution may, however, take title to the collateral in the event the customer fails to make lease payments or certain other defaults by the customer occur under the terms of the lease.

To date, we have funded the vast majority of our leases internally using our available cash.  Leases are funded internally for a variety of reasons, including:

•                  we may have a sufficient amount of cash on hand;

•                  lease amounts are too small to be attractive to financial institutions;

•                  the credit strength of the customer is acceptable only for recourse funding; or

•                  when we intend to discount a lease but the discounting process has not been completed.

We will rely on recourse bank facilities to fund both our middle-market and small-ticket portfolios.  We currently have a $20 million line of credit with LaSalle Bank, N.A. with the ability to increase the line of credit to $25 million if certain conditions are met.  We may also use the proceeds from our offering of $50 million in principal of unsecured subordinated debt of varying interest rates and maturity dates filed on Form S-1 effective June 14, 2006, to fund both our middle-market and small-ticket portfolios.  As of December 30, 2006, we have $15.38 million outstanding in unsecured subordinated notes.

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

Government Regulation

Fourteen states, the Federal Trade Commission and three Canadian Provinces impose pre-sale franchise registration and/or disclosure requirements on franchisors.  In addition, a number of states have statutes which regulate substantive aspects of the franchisor-franchisee relationship such as termination, nonrenewal, transfer, discrimination among franchisees and competition with franchisees.

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

Trademarks and Service Marks

Play It Again Sports®, Once Upon A Child®, Plato’s Closet®, Music Go Round®, Winmark®, Winmark Business Solutions®, Winmark Capital® and LeaseManager®, among others, are our registered service marks.  A trademark application for Wirth Business Credit™ has been filed with the United States Patent and Trademark Office.  These marks are of considerable value to our business.  We intend to protect our service marks by appropriate legal action where and when necessary.  Each service mark registration must be renewed every 10 years.  We have taken, and intend to continue to take all steps necessary to renew the registration of all our material service marks.

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

Employees

As of December 30, 2006, we employed 104 full-time employees, of which 14 were salespersons, 58 were support personnel and 32 were administrative.

ITEM 1A: RISK FACTORS

We are dependent on franchise renewals.

Each of our franchise agreements is 10 years long.  At the end of the term of each franchise agreement, each franchisee has the option to “renew” the franchise relationship by signing a new 10-year franchise agreement.  In 2006, of the 9 franchisees that had their Play It Again Sports® franchise agreement expire, 9 signed new 10-year franchise agreements.  In 2007, 2008 and 2009, 19, 10 and 16 Play It Again Sports® franchise agreements will expire, respectively.  In 2006, of the 16 franchisees that had their Once Upon A Child® franchise agreement expire, 16 signed new 10-year franchise agreements. In 2007, 2008 and 2009, 12, 8 and 19 Once Upon A Child® franchise agreements will expire, respectively.  In 2006, of the 9 franchisees that had Music Go Round® franchise agreement expire, 9 signed new 10-year franchise agreements.  In 2007, 2008 and 2009, 7, 7 and 5 Music Go Round® franchise agreements will expire, respectively.  In 2006, none of our Plato’s Closet® franchise agreements expired.  None of our Plato’s Closet® franchise agreements will expire in 2007 or 2008 and 7 Plato’s Closet® franchise agreements will expire in 2009.  We believe that renewing a significant number of these franchise relationships is extremely important to our continued success.  If a significant number of franchise relationships are not renewed our financial performance would be materially and adversely affected.

We have suffered declines in the number of Play It Again Sports® franchises.

The number of our Play It Again Sports® franchises has continued to decline.  In 1999, Play It Again Sports® closed 58 stores and opened 12 stores, a net loss of 46 stores.  In 2000, Play It Again Sports® closed 64 stores and opened 15 stores, a net loss of 49 stores.  In 2001, Play It Again Sports® closed 59 stores and opened 10 stores, a net loss of 49 stores.  In 2002, Play It Again Sports® closed 35 stores and opened 7 stores, a net loss of 28 stores.  In 2003, Play It Again Sports® closed 37 stores and opened 10 stores, a net loss of 27 stores.  In 2004, Play It Again Sports® closed 27 stores and opened 12 stores, a net loss of 15 stores.  In 2005, Play It Again Sports® closed 26 stores and opened 10 stores, a net loss of 16 stores.  In 2006, Play It Again Sports® closed 22 stores and opened 14 stores, a net loss of 8 stores.  It is extremely important to our future success that the net loss of Play It Again Sports® stores be slowed and ultimately reversed.  We believe that a certain number of stores will close each year.  Our objective is to minimize store closings by continuing our investment in franchisee support services such as franchisee training, Winmark Business Solutions and the Winmark computer support center, by investing capital to improve Winmark’s proprietary point-of-sale software system and continuing to train our field operations personnel to better serve franchisee needs.  There can be no assurance that we will be successful in reducing or reversing the decline in Play It Again Sports® franchises.  If we are not successful, it would have a material adverse effect on our financial condition and results of operation.

We are dependent on new franchisees.

Our ability to generate increased revenue and achieve higher levels of profitability depends in part on increasing the number of franchises open.  We believe that many larger and smaller markets will continue to provide significant opportunities for sales of franchises and that we can sustain approximately our current annual level of openings.  However, there can be no assurance that we will sustain this level of franchise openings.

We are dependent upon our chief executive officer.

Our success depends greatly on the efforts and abilities of our key executive John L. Morgan, our chairman of the board and chief executive officer.  The loss of the services of Mr. Morgan could materially harm our business.  Such a loss would also divert management attention away from operational issues.

We may sell franchises for a territory, but the franchisee may not open.

We believe that a substantial majority of franchises sold but not opened will open within the time period permitted by the applicable franchise agreement or we will be able to resell the territories for most of the terminated or expired franchises.  However, there can be no assurance that substantially all of the currently sold but unopened franchises will open and commence paying royalties to us.  At December 30, 2006, we had 55 franchise agreements expected to open in 2007.

We are dependent on supply of used merchandise.

Our retail brands are based on offering customers a mix of used and new merchandise.  As a result, obtaining continuing supplies of high quality used merchandise is important to the success of our brands.  Supply of used merchandise comes from the general public and is not regular or highly reliable.  There can be no assurance that we will avoid supply problems with respect to used merchandise.

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

We began our equipment leasing operations in April of 2004.  We began franchising Wirth Business Credit™  in 2006.   As a result, there can be no assurance that any of our planned future leasing activities will be successful.  An inability to successfully launch and operate our equipment leasing business will have a material negative affect on our financial results.

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

Our ability to control the amount, and rate of growth in, selling, general and administrative expenses and the impact of unusual items resulting from our ongoing evaluation of our business strategies, asset valuations and organizational structures is important to our financial success.  We expect to incur significant additional expenses in connection with the launch of Wirth Business Credit™ and Winmark Capital Corporation.  In the near term, our leasing income will not exceed our expenses.  We cannot assure any investor that we will be able to control such items of expense.

We have made minority investments outside of our franchise and leasing businesses and have suffered losses in these investments.

We currently have investments in three private companies.

We have purchased $7.5 million of the common stock of Tomsten, Inc., a privately held corporation, (d/b/a Archiver’s) or 18.3% of the total outstanding common stock.  Archiver’s is a retail concept created to help people preserve and enjoy their photographs.  Archiver’s stores feature a wide variety of photo-safe products, including photo albums, scrapbooks and scrapbook supplies, frames, rubber stamps, and photo storage and organization products.

We have purchased $2 million of preferred stock in Commercial Credit Group, Inc. (“CCG”), an equipment leasing company specializing in construction, transportation and waste management equipment.  In February of 2006, the Company entered into a Redemption Agreement and an Investment Agreement with CCG.  As a result the Company’s investment in CCG was redeemed for $2.0 million plus a transaction fee of $360,000.  In addition, the Company purchased from CCG $2.0 million of newly issued 14.75% Senior Subordinated Notes due in 2011.

On October 13, 2004, we made a commitment to lend $2 million to BridgeFunds Limited at an annual rate of 12% pursuant to several senior subordinated promissory notes.  Each note has a maturity of five years.  BridgeFunds Limited advances funds to claimants involved in civil litigation to cover litigation expenses.  We have funded our $2 million commitment.  In addition, we own a warrant to purchase 13.8% of the equity of BridgeFunds on a fully diluted basis.  BridgeFunds Limited’s success depends upon its ability to continue to raise capital.  There can be no assurance that BridgeFunds Limited will be able to raise capital to fund its operations.

Each of our minority investments is either in a relatively new or unproven business.  Any of these businesses may not succeed and ultimately be forced to cease operations.  Also, there is not a market for the equity of Tomsten, Inc. and our ability to receive our investment back and realize a cash return on our investment in these companies will depend on: the development of a market for such companies’ equity; or the sale of such companies.  BridgeFunds and Commercial Credit Group may not have the ability to pay interest on amounts owed to us or to repay principal amounts owed to us.  In addition, there is no market for the equity of BridgeFunds Limited, and, as a result, our warrant to purchase 13.8% of the stock of BridgeFunds Limited may be of no value.

We do not have the ability (whether by vote, contract or otherwise) to control the actions of any of these companies.  The loss of our entire investment in any one or all of our minority investments would have a material negative impact on our financial results.

We are subject to government regulation.

As a franchisor, we are subject to various federal and state franchise laws and regulations.  Fourteen states, the Federal Trade Commission and three Canadian Provinces impose pre-sale franchise registration and/or disclosure requirements on franchisors.  In addition, a number of states have statutes which regulate substantive aspects of the franchisor-franchisee relationship such as termination, nonrenewal, transfer, discrimination among franchisees and competition with franchisees.

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

Risk of regulation as an Investment Company

As of December 30, 2006, the value of the Company’s investment securities as a percentage of total assets was below 40%.  As of December 31, 2005, however, the value of the Company’s investment securities stated as a percentage of total assets exceeded 40%.  Under the Investment Company Act of 1940 (the “1940 Act”), a company may be deemed to be an “investment company” if the value of its investment securities stated as a percentage of total assets exceeds 40%.  The Company believes that it is not an investment company subject to regulation under the 1940 Act.   There is a risk, however, that because the Company’s investment securities have in the past constituted more than 40% of the Company’s total assets, the Company could be subject to regulation by the Securities Exchange Commission as an investment company.   There is also a risk that if in the future the Company’s investment securities exceed 40% of total assets, the Company could be subject to regulation by the Securities Exchange Commission as an investment company.  In either instance, the Commission could take enforcement action in connection with any alleged failure to register as an investment company. Any of these actions would have a material adverse affect on the Company.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

We lease our headquarters facility in Golden Valley, Minnesota.  Effective February 1, 2005, we amended our existing lease to add 3,281 square feet bringing our total square feet leased to 34,184. Our base rent under the amended lease remains the same, $218,980 per year.  Finally, we have an option at anytime during the remaining term of the lease to rent the entire remaining balance of the building.  We are obligated to pay the common area maintenance and other additional rent relating to the entire 34,184 square feet.  In 2006, we paid an annual base rent of $218,980 plus common area maintenance charges of approximately $271,600.  The lease, as amended, expires in August 2009.  Our facilities are sufficient to meet our current needs and our immediate future needs.

ITEM 3: LEGAL PROCEEDINGS

We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

PART II

ITEM 5:                                                    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED
SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders, Dividends

Effective December 2, 2003, the trading of our common stock moved from the Nasdaq SmallCap Market, now known as the Nasdaq Capital Market, to the Nasdaq National Market, now known as the Nasdaq Global Market, under the symbol “WINA”.  The table below sets forth the high and low bid prices of our common stock as reported by Nasdaq for the periods indicated:

FY 2006:	First	Second	Third	Fourth	FY 2005:	First	Second	Third	Fourth
High	24.09	27.48	27.13	24.27	High	27.00	23.15	22.56	22.42
Low	20.00	21.30	21.46	18.09	Low	18.50	19.06	15.95	18.67

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  At March 16, 2007, there were 5,467,445 shares of common stock outstanding held by approximately 710 beneficial shareholders and 135 shareholders of record.  We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan(2)

January 1, 2006 to February 4, 2006	15,000	$21.500	15,000	504,458
February 5, 2006 to March 4, 2006	10,000	23.000	10,000	494,458
March 5, 2006 to April 1, 2006	10,000	23.250	10,000	484,458
April 2, 2006 to May 6, 2006	20,000	23.250	20,000	464,458
May 7, 2006 to June 3, 2006	420,000	23.550	420,000	44,458
June 4, 2006 to July 1, 2006	44,000	23.550	44,000	458
July 2, 2006 to August 5, 2006	—	—	—	458
August 6, 2006 to September 2, 2006	—	—	—	500,458
September 3, 2006 to September 30, 2006	—	—	—	500,458
October 1, 2006 to November 4, 2006	—	—	—	500,458
November 5, 2006 to December 2, 2006	5,000	19.74	5,000	495,458
December 3, 2006 to December 30, 2006	—	—	—	495,458
Total	524,000		524,000	495,458

(1)          The Board of Directors’ authorization for the repurchase of shares of the Company ‘s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 4,000,000 shares, of which 495,458 may still be repurchased.

(2)          On August 15, 2006, the Board of Directors authorized a 500,000 share repurchase.

Winmark Corporation

Comparison of Cumulative Total Return Since

December 28, 2001

ITEM 6: SELECTED FINANCIAL DATA

The following table sets forth selected financial information for the periods indicated.  The information should be read in conjunction with the financial statements and related notes discussed in Item 8 and 15, and Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed in Item 7.

	Fiscal Year Ended
	(in thousands except per share data)
	December 30, 2006	December 31, 2005(1)	December 25, 2004	December 27, 2003	December 28, 2002
Revenue:
Royalties	$19,212	$17,875	$16,889	$16,333	$16,448
Merchandise sales	4,469	6,655	8,734	13,428	15,466
Leasing income	1,853	437	65	—	—
Franchise fees	1,246	1,052	984	860	769
Other	591	581	530	622	742
Total revenue	27,371	26,600	27,202	31,243	33,425
Cost of merchandise sold	4,283	5,506	7,228	10,692	12,355
Leasing expense	227	7	—	—	—
Selling, general and administrative expenses	17,499	16,593	13,349	14,156	14,746
Income from operations	5,362	4,494	6,625	6,395	6,324
Gain (loss) from equity investments	250	(1,169)	(195)	(136)	—
Gain on sale of marketable securities	—	27	174	102	31
Interest expense	(729)	—	—	—	—
Interest and other income	867	303	267	182	13
Income before income taxes	5,750	3,655	6,871	6,543	6,368
Provision for income taxes	2,329	1,555	2,789	2,530	2,539
Net income	$3,421	$2,100	$4,082	$4,013	$3,829

Earnings per common share—diluted	$.57	$.33	$.63	$.63	$.63
Weighted average shares outstanding—diluted	6,007	6,358	6,500	6,321	6,079

Balance Sheet Data:
Working capital	$2,297	$4,776	$8,215	$6,634	$7,123
Total assets	37,606	26,549	24,772	19,159	16,185
Total debt	15,978	—	—	—	—
Shareholders’ equity	15,755	22,287	21,558	15,405	11,901

Selected Financial Ratios:
Return on average assets	10.7%	8.2%	18.6%	22.7%	26.8%
Return on average equity	18.0%	9.6%	22.1%	29.4%	41.3%

(1)             Included in Loss from equity investments is a $937,600 impairment charge for the write off of the Company’s investment in eFrame, LLC in 2005.  (See Note 3 — “Other Long-Term Investments”)

ITEM 7:                                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

As of December 30, 2006, we had 836 franchises operating under the following brands:  Play it Again Sports®, Once Upon a Child®, Plato’s Closet®, Music Go Round® and Wirth Business Credit™.  Management tracks closely the following criteria to evaluate current business operations and future prospects: royalties, franchise fees, leasing activity, selling, general and administrative expenses, franchise openings and closings and franchise renewals.

Our most profitable sources of franchising revenue are royalties earned from our franchise partners and franchise fees for new openings and transfers.

During 2006, our royalties increased $1,337,100 or 7.5% compared to 2005.  Franchise fees increased $193,200 or 18.4% compared to last year and primarily reflect consistent new openings in established brands and the addition of the new Wirth Business Credit™ franchise system.  During 2006, revenue generated from the Company’s leasing activities was $1,852,700 compared to $437,100 in the same period last year.  (See Note 13 — “Segment Reporting.”)  The Company’s leasing portfolio was $18.3 million at December 30, 2006.  (Investment in direct finance leases plus long-term investment in leasing operations.)

Management monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the fiscal year ended December 30, 2006:

	TOTAL 12/31/05	OPENED	CLOSED	TOTAL 12/30/06	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS	% RENEWED
Play It Again Sports® Franchises - US and Canada	396	14	(22)	388	9	9	100%

Once Upon A Child® Franchises - US and Canada	206	12	(4)	214	16	16	100%

Plato’s Closet® Franchises - US	159	24	(2)	181	—	—	N/A

Music Go Round® Franchises - US	42	0	(1)	41	9	9	100%

Total Franchised Stores	803	50	(29)	824	34	34	100%

Wirth Business Credit™ Franchises - US	0	12	0	12	—	—	N/A
Total	803	62	(29)	836	34	34	100%

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  In 2006, the Company renewed 100% of franchise agreements up for renewal.  This percentage of renewal has ranged between 92% and 100% during the last three years.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During 2006, selling, general and administrative expense increased due to salaries and infrastructure costs in connection with our leasing activities, partially offset by decreases due to our 2005 sale of all Company-owned stores and the elimination of the related costs.

	2006	2005	2004
Selling, general and administrative expenses	$17,498,600	$16,593,100	$13,348,800

Our ability to grow our profits is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchises, (iii) increase lease originations of Wirth Business Credit, Inc. and Winmark Capital Corporation and (iv) control our selling, general and administrative expenses.  A detailed description of the risks to our business along with other risk factors can be found in Item 1A “Risk Factors”.

Results of Operations

The following table sets forth selected information from the Company’s Consolidated Statements of Operations expressed as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Fiscal Year Ended			Fiscal 2006	Fiscal 2005
	December 30, 2006	December 31, 2005	December 25, 2004	over (under) 2005	over (under) 2004
Revenue:
Royalties	70.2%	67.2%	62.1%	7.5%	5.8%
Merchandise sales	16.3	25.0	32.1	(32.8)	(23.8)
Leasing income	6.8	1.6	0.2	323.9	559.0
Franchise fees	4.6	4.0	3.6	18.4	7.0
Other	2.1	2.2	2.0	1.7	9.5
Total revenue	100.0	100.0	100.0	2.9	(2.2)

Cost of merchandise sold	(15.7)	(20.7)	(26.6)	(22.2)	(23.8)
Lease expense	(0.8)	—	—	—	—
Selling, general and administrative expenses	(63.9)	(62.4)	(49.1)	5.5	24.3
Income from operations	19.6	16.9	24.3	19.3	(32.2)
Gain (loss) from equity investments	0.9	(4.4)	(0.7)	121.4	(500.1)
Gain on sale of marketable securities	—	0.1	0.6	(100.0)	(84.5)
Interest expense	(2.7)	—	—	—	—
Interest and other income	3.2	1.1	1.0	186.1	13.6
Income before income taxes	21.0	13.7	25.2	57.3	(46.8)
Provision for income taxes	(8.5)	(5.8)	(10.2)	49.7	(44.2)
Net income	12.5%	7.9%	15.0%	62.9%	(48.6)%

Revenue

Royalties and Franchise Fees

Revenues for the year ended December 30, 2006 totaled $27.4 million compared to $26.6 million for the comparable period in 2005.

Royalties increased to $19.2 million for 2006 from $17.9 million for the same period in 2005, a 7.5% increase. The increase was due to higher royalties at Plato’s Closet® ($788,000), Once Upon A Child® ($407,000) and Play It Again Sports® ($173,000).  The increase in Plato’s Closet® royalties is primarily due to having 22 additional Plato’s Closet® franchise stores in 2006 compared to the same period last year and higher franchisee retail sales.  The increase in royalties for the other brands is due to higher retail sales in 2006 compared to 2005.  In 2005, royalties increased $985,700 compared to 2004.  This increase is due to increased franchise sales and by having 159 franchised Plato’s Closet® stores open at December 31, 2005 compared to 128 at December 25, 2004.

Franchise fees include initial franchise fees from the sale of new franchises and transfer fees related to the transfer of existing franchises.  Franchise fee revenue is recognized when the franchise opens or when the franchise agreement is assigned to a buyer of a franchise.  Franchisees are required to pay an initial franchise fee of $20,000 for each initial franchise ($26,500CAD in Canada) and $15,000 for each additional franchise ($20,000CAD in Canada).  The franchise fees for Wirth Business Credit™ are described in the Equipment Leasing subsection of this Business Section.  Franchise fees increased to $1,245,700 for 2006 compared to $1,052,500 for 2005.  Sixty-two franchises were opened in 2006 compared to 52 franchises opened during 2005.  Franchise fees in 2005 increased $68,800 from 2004 as a result of opening 52 franchises in 2005 compared to 46 in 2004.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and retail sales at the Company-owned stores.   For the previous three years ended, merchandise sales were as follows:

	2006	2005	2004
Direct Franchisee Sales	$4,469,300	$4,778,100	$6,229,900
Retail Sales	—	1,876,500	2,503,700
	$4,469,300	$6,654,600	$8,733,600

Direct Franchisee Sales revenues decreased $308,800, or 6.5%, for the year ended December 30, 2006 compared to the same period last year.  This is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having 8 fewer Play It Again Sports® stores open than one year ago; partially offset by the adding of two large name brand vendors in the third quarter of 2006 that required billing though our Play It Again Sports® buying group.  Retail store sales decreased $1,876,500, or 100%, as a result of selling all Company-owned stores in 2005.

Direct Franchisee Sales revenue decreased $1.45 million, or 23.3%, in 2005 compared to 2004 as a result of management’s strategic decision to have more Play It Again Sports® franchisees purchase merchandise directly from vendors and having approximately 15 fewer Play It Again Sports® stores in 2005 compared to 2004.  Retail store sales decreased $627,200, or 25.1%, in 2005 compared to 2004 due to selling three Company-owned stores in 2005.

Leasing Income

Leasing income increased to $1,852,700 in 2006 compared to $437,100 for the same period in 2005.  The increase is due to a larger lease portfolio in 2006 compared to 2005.

Leasing income increased to $437,100 in 2005 compared to $65,300 in 2004.  The increase is due to increased lease originations in 2005 compared to 2004.

Other Revenues

Other revenues increased to $590,700 in 2006 compared to $580,600 in 2005.  Other revenues increased to $580,600 in 2005 compared to $530,000 in 2004.  The increase in both years is primarily due to additional software license fees.

Cost of Merchandise Sold

Cost of merchandise sold decreased $1,222,500 or 22.2% in 2006 compared to the same period last year.  The decrease was primarily due to selling all Company-owned stores in 2005 and a decrease in Direct Franchisee Sales discussed in the revenue section.

Cost of merchandise sold decreased $1,722,600, or 23.8%, in fiscal 2005 compared to 2004.  The decrease is directly proportional to the corresponding decrease in direct franchisee sales discussed in the revenue section.

Cost of merchandise sold includes in-bound freight and the cost of merchandise sold to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”) and at Company-owned retail stores.  Occupancy costs of $0, $289,700 and  $395,400 for our former Company-owned retail stores are included in selling, general and administrative expenses for 2006, 2005 and 2004, respectively.  The cost of merchandise sold as a percentage of Direct Franchisee Sales, and the cost of merchandise sold as a percentage of Company-owned retail revenue for 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Direct Franchisee Sales	95.8%	95.9%	95.8%
Retail Stores	—	49.3%	50.4%

The 1.1 percentage point decrease in 2005 cost of merchandise sold at the Company-owned stores is primarily due to selling one Company-owned Music Go Round® store in 2004.  Since Music Go Round® stores have a higher cost of goods sold than other brands of Company-owned stores, the mix of sales by brand and related cost of goods sold has improved.  The elimination of retail cost of merchandise sold in 2006 is due to selling all Company-owned stores in 2005.

Leasing Expense

Leasing expense increased to $227,100 in 2006 compared to $6,800 in 2005.  The increase is due to increased borrowing of funds to fund the lease portfolio.

Selling, General and Administrative Expenses

The $905,500, or 5.5%, increase in selling, general and administrative expenses in 2006 compared to the same period in 2005 is primarily due to increases in salaries ($749,000), advertising production ($213,000), development advertising ($251,000), outside services ($246,000), provision for credit losses ($141,000) and compensation expense associated with stock options ($157,000), partially offset by selling the remaining Company-owned stores and the elimination of the $822,000 of related costs.

The $3,244,300, or 24.3%, increase in selling, general and administrative expenses in the year ended December 31, 2005 compared to the same period in 2004 is primarily due to increases in salaries and benefits ($1,444,100), advertising ($190,000), legal fees ($205,200), provision for credit losses ($89,900), professional services ($151,900) and compensation expense associated with stock options ($671,700).  The increase in compensation expense associated with stock options includes a $419,400 charge for turning in “immature” shares as part of a stock option exercise.

Gain (Loss) from Equity Investments

During 2006, the Company sold its investment in eFrame, LLC (“eFrame”) resulting in a gain of $250,000.  For the year ended December 31, 2005, the Company recorded (losses) gains of ($1,190,900) and $22,000 from our investments in eFrame and Commercial Credit Group, Inc. (“CCG”), respectively.  During 2005, the Company wrote off its remaining investment in eFrame and recorded a $937,600 impairment charge which is included in the 2005 loss.  This compares to losses of ($172,800) and ($22,000) from eFrame and CCG for the year ended December 25, 2004.  This represents our pro rata share of losses for the period.  See the section in this Form 10-K entitled “Risk Factors”.

Sale of Corporate Headquarters

On July 10, 2000, the Company sold its corporate headquarters facility to Koch Trucking, Inc. for $3.5 million in cash. The Company entered into a four-year lease for a portion of the facility pursuant to which the Company paid annual base rent of $218,980.  The sale resulted in a $731,000 gain, which was recognized over the initial 48-month lease term.  In 2004, $90,100 of deferred gain was recognized and is included in interest and other income.

Gain on Sale of Marketable Securities

During 2005, the Company had a gain on the sale of investments of $27,000 compared to $173,800 in 2004.  This decrease is due to lower level of gains realized in 2005 compared to 2004.

Interest Expense

Interest expense increased to $728,700 in 2006 compared to $0 in 2005.  The increase is due to borrowings on the line of credit and renewable subordinated notes.

Interest and Other Income

During 2006, the Company had interest and other income of $867,300 compared to $303,100 of interest and other income in 2005.  The increase is primarily due to interest received on the increased amount of the BridgeFunds Limited promissory notes and the $360,000 transaction fee recognized on the Commercial Credit Group redemption and investment agreement.  (See Note 3.)  Also included in interest and other income is $24,400 of foreign currency exchange losses in 2006 compared to losses of $8,500 in 2005.

Included in interest and other income is interest income of $311,500 in 2005 compared to $177,000 in 2004.  This increase is primarily due to interest received on the BridgeFunds Limited promissory notes.  Also included in interest and other income is $8,500 of foreign currency exchange losses in 2005 and $89,800 of gains in 2004, respectively.

Income Taxes

The provision for income taxes was calculated at an effective rate of 40.5%, 42.5% and 40.6% for 2006, 2005, and 2004, respectively.  The higher effective tax rate in 2005 compared to 2006 and 2004 reflects a higher amount of non-deductible expenses in conjunction with lower pre-tax income.

Segment Comparison of the Year Ended December 30, 2006 to

Year Ended December 31, 2005

The Company currently has two reportable business segments, franchising and leasing.  The franchising segment franchises value-oriented retail store concepts that buy, sell, trade and consign merchandise.  The leasing segment, which commenced operations in 2004, includes (i) Winmark Capital Corporation, a middle-market equipment leasing business and (ii) Wirth Business Credit, Inc., a small-ticket financing business.  Segment reporting is intended to give financial statement users a better view of the Company.  The Company’s internal management reporting is the basis for the information disclosed for its business segments.  The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	Year Ended
	December 30, 2006	December 31, 2005	December 25, 2004
Revenue:
Franchising	$25,517,800	$26,162,700	$27,136,600
Leasing	1,852,700	437,100	65,300
Total revenue	$27,370,500	$26,599,800	$27,201,900

Reconciliation to operating income (loss):
Franchising segment contribution	$12,106,700	$11,482,600	$10,563,200
Leasing segment contribution	(2,106,400)	(1,809,200)	(600,100)
Other contribution	(4,638,800)	(5,179,300)	(3,338,400)
Total operating income	$5,361,500	$4,494,100	$6,624,700

Franchising segment operating income

The franchising segment’s 2006 operating income increased by $624,100 or 5.4% to $12.1 million from $11.5 million in 2005.  The increase in segment contribution was primarily due to higher royalty income of $1,337,100 or 7.5%.  The increase in royalties was primarily due to higher Plato’s Closet® ($788,000), Once Upon A Child® ($407,000) and Play It Again Sports® ($173,000) royalties.  The increase in Plato’s Closet® royalties is primarily due to having 22 additional Plato’s Closet® franchise stores open in 2006 compared to the same period last year and higher franchisee retail sales in these brands.  The increase in royalties for the other brands is due to higher retail sales in 2006 compared to 2005.

The franchising segment’s 2005 operating income increased by $919,400, or 8.7%, to $11.5 million from $10.6 million for 2004.  The increase in segment contribution was primarily due to higher royalty income of $985,700 or 5.8%.  The increase was due to higher Plato’s Closet® ($703,900), Once Upon A Child® ($269,300), Play It Again Sports® ($10,800) and Music Go Round® ($1,700) royalties.  The increase in Plato’s Closet® royalties is primarily due to having 31 additional Plato’s Closet® franchise stores in 2005 compared to 2004.  The increase in royalties for the other brands is due to higher retail sales in 2005 compared to 2004.

Leasing segment operating income (loss)

The leasing segment’s 2006 operating loss increased $297,200 or 16.4% to ($2,106,400) compared to a loss of ($1,809,200) during 2005.  This loss was primarily due to $3,959,100 of direct costs associated with starting up the leasing segment partially offset by a $1,415,600 increase in leasing income.  We had leasing segment direct costs of $2,239,600 during 2005.

The leasing segment’s 2005 operating loss increased $1,209,100, or 201.5%, to ($1,809,200) compared to a loss of ($600,100) during 2004.  This increase was primarily due to $2,239,600 of direct costs associated with starting up the leasing segment partially offset by a $371,800 increase in leasing income.  The Company had leasing segment direct costs of $665,500 during 2004.

Other contribution loss

Other contribution loss improved $540,500 or 10.4% to a loss of ($4,638,800) during 2006 compared to a loss of ($5,179,300) in 2005.  The improvement is primarily due to lower salaries ($807,000), partially offset by higher outside services ($104,000) and increased compensation expenses associated with stock options ($157,000).  Please see our disclosure of segment reporting in Note 13 for explanation of what is included in other contribution loss.

Other contribution loss increased $1,840,900, or 55.1%, to a loss of ($5,179,300) during 2005 compared to a loss of ($3,338,400) during 2004.  The increase is primarily due to higher salaries and benefits ($578,800), depreciation ($53,100), rent ($49,500) and increased compensation expenses associated with stock options ($671,700).

Liquidity and Capital Resources

The Company’s primary sources of liquidity have historically been cash flow from operations and credit agreement borrowings.  The components of the income statement that affect our liquidity include the non-cash items for depreciation and compensation expense related to stock options.  The most significant component of the balance sheet that affects liquidity is long-term investments.  Long-term investments includes $11.5 million of illiquid investments in three private companies: Tomsten, Inc., Commercial Credit Group, Inc. and BridgeFunds Limited.

The Company ended 2006 with $1.0 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 1.25 to 1.0 compared to $2.9 million in cash and cash equivalents and a current ratio of 2.28 to 1.0 at the end of 2005.

Operating activities provided cash of $5.1 million during 2006 compared to $5.1 million for the same period last year.  Components of the cash provided by operating assets and liabilities include a $593,800 increase in accrued liabilities due to advertising accruals for Wirth Business Credit™ franchisees, accrued bonuses and accrued interest.  Advance and security deposits provided cash of $842,800 due to increased lease originations. Accounts payable provided cash of $451,700 due to an increase in buying group activity.  Components of cash utilized by operating assets and liabilities include a $222,900 increase in accounts receivable primarily due to an increase in buying group activity.  Prepaid expenses utilized $649,400 mainly due to higher prepaid commissions for lease sales staff.

Operating activities provided cash of $5.1 million for 2005 compared to $4.8 million for 2004.  For 2005, components of the cash provided by operating assets and liabilities include an increase in deferred revenue of $335,000 primarily due to increased deposits on future store openings.  Inventories provided cash of $352,600 due to selling Company-owned stores.  Components of cash utilized by operating assets and liabilities include a $499,500 increase in prepaid expenses primarily due to prepaid commissions for leasing sales staff and $248,000 increase in income tax receivable due to increased tax deposits.

Investing activities used $12.2 million of cash during 2006 compared to $5.6 million during the same period of 2005.  The increase is primarily due to the purchase of equipment for lease contracts and an additional $500,000 investment in BridgeFunds Limited, partially offset by collections on lease receivables and proceeds on sales of long-term investments.

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

Financing activities provided $5.2 million of cash during 2006 due to $16.0 million provided by net proceeds from borrowings, and $782,100 and $752,000 received from the exercise of stock options and related tax benefit received on exercised stock options, respectively, partially offset by $12.3 million used to repurchase 524,000 shares of our common stock.

Financing activities used $2.6 million of cash during 2005 due to the repurchase of Company common stock, partially offset by amounts received on the exercise of stock options.

The Company had future operating lease commitments for our corporate headquarters and has remained a guarantor on Company-owned retail stores that have been sold or closed at December 30, 2006.  See Note 6 and 12 to the consolidated financial statements.

Our contractual cash obligations and commitments at December 30, 2006 are summarized in the following table:

	Total	2007	2008	2009	2010	After 2010
On balance sheet obligations:
Lease guarantee reserves	$275,000	$275,000	$—	$—	$—	$—
Renewable subordinated notes	$15,378,200	$3,239,600	$1,444,100	$3,880,500	$1,162,500	$5,651,500
Off balance sheet obligations:
Operating leases	$630,400	$258,000	$226,400	$146,000	$—	$—

As of December 30, 2006, the Company had no other material outstanding commitments.

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

On June 6, 2006, pursuant to the terms of the Credit Facility, the Company increased its availability under the Credit Facility from $15 million to $20 million.

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

On April 19, 2006, we announced the filing of a “shelf registration” on Form S-1 registration statement with the Securities and Exchange Commission for the sale of up to $50 million of renewable subordinated unsecured notes with maturities from three months to ten years.  In June 2006, the Form S-1 registration became effective.  We intend to use the net proceeds from the offering to pay down our credit facility, expand our leasing portfolio, to make acquisitions, to repurchase common stock and for other general corporate purposes.  As of December 30, 2006, $15.59 million of the renewable subordinated notes have been sold.

We believe that cash generated from future operations and cash on hand will be adequate to meet our current obligations and operating needs.  We believe that the combination of our cash on hand, the cash generated from our franchising business, cash generated from discounting sources, our bank line of credit as well as our renewable subordinated unsecured notes, will be adequate to fund our planned operations, including leasing activity, for 2007.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performances of franchisees versus our estimates, our royalty revenue would be impacted.  During 2006, we collected $228,600 more than our estimate at December 31, 2005.  As of December 30, 2006, our royalty receivable was $1,137,500.

The Company collects franchise fees when franchise agreements are signed and recognizes the franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of our balance sheet.  As of December 30, 2006, our deferred franchise fees were $1,016,000.

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

Impairment of Long-term Investments

On an annual basis, the Company evaluates its long-term investments for impairment.  The impairment, if any, is measured by the difference between the assets’ carrying amount and their fair value, based on the best information available, including market prices, discounted cash flow analysis or other financial metrics that management utilizes to help determine fair value.  Judgments made by management related to the fair value of its’ long-term investments are affected by factors such as the ongoing financial performance of the Investees, additional capital raises by the Investees as well as general changes in the economy.  During 2005, the Company recorded a $937,600 impairment charge in relation to our investment in eFrame, LLC.  (See Note 3.)

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

Outlook

Forward Looking Statements

The statements contained in the letter from the CEO and the President, Item 1 “Business”, Item 1A “Risk Factors”, in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Item 8 “Financial Statements and Supplemental Data” that are not strictly historical fact, including without limitation, our statements relating to growth opportunities, prospects for Wirth Business Credit and Winmark Capital Corporation, contribution of the leasing business to financial results, anticipated operations of our leasing businesses, our ability to open new franchises, our ability to manage costs in the future, the number of franchises we believe will open, our future cash requirements, allowance for credit losses and our belief that we will have adequate capital and reserves to meet our current and contingent obligations and operating needs are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in variations from results contemplated by such forward looking statements including, but not limited to the risk factors discussed in Section 1A of this report.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

ITEM 7A:              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incurs financial markets risk in the form of interest rate risk.  The Company currently has available a $20.0 million line of credit with LaSalle Bank National Association.  We had $600,000 of debt outstanding at December 30, 2006, under our revolving line of credit.  The interest rate applicable to this agreement is based on either the bank’s base rate plus 200 basis points or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.   At our current level of borrowings, a one percent increase in our applicable rate would reduce annual pretax earnings by $6,000.  We had no interest rate derivatives in place at December 30, 2006, to mitigate this risk.

Approximately $115,700 of our cash and cash equivalents at December 31, 2005 were invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 30, 2006.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign activity.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Winmark Corporation and Subsidiaries

Index to Consolidated Financial Statements

Consolidated Balance Sheets	Page 35
Consolidated Statements of Earnings	Page 36
Consolidated Statements of Shareholders’ Equity and Comprehensive Income	Page 37
Consolidated Statements of Cash Flows	Page 38
Notes to the Consolidated Financial Statements	Page 39
Report of Independent Registered Public Accounting Firm	Page 60
Report of Independent Registered Public Accounting Firm	Page 61

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,037,800	$2,947,700
Receivables, less allowance for doubtful accounts of $66,900 and $188,700	2,203,500	1,836,300
Investment in direct finance leases	5,777,400	1,478,200
Income tax receivable	812,700	620,500
Inventories	68,700	67,000
Prepaid expenses	1,435,100	785,700
Deferred income taxes	191,500	776,800
Total current assets	11,526,700	8,512,200
LONG-TERM INVESTMENT IN LEASING OPERATIONS:
Investment in direct finance leases	10,437,600	3,118,500
Equipment installed on leases not yet commenced	2,036,400	2,373,900
Total long-term investment in leasing operations	12,474,000	5,492,400
LONG-TERM INVESTMENTS	11,500,000	11,000,000
LONG-TERM NOTES RECEIVABLE, less allowance for doubtful accounts of $7,100 and $9,100	73,800	94,300
PROPERTY AND EQUIPMENT:
Furniture and equipment	2,010,500	5,973,700
Building and building improvements	468,100	407,200
Less — accumulated depreciation and amortization	(1,905,100)	(5,932,300)
Property and equipment, net	573,500	448,600
OTHER ASSETS:
Other assets	625,800	625,800
Deferred income taxes	832,300	375,400
Total other assets	1,458,100	1,001,200
	$37,606,100	$26,548,700
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$600,000	$—
Current renewable subordinated notes (including $1,015,100 due to related parties)	3,239,600	—
Accounts payable	1,608,100	1,156,400
Accrued liabilities	2,029,700	1,435,900
Current discounted lease rentals	157,300	147,600
Rents received in advance	479,300	167,600
Current deferred revenue	1,116,100	829,100
Total current liabilities	9,230,100	3,736,600
LONG-TERM RENEWABLE SUBORDINATED NOTES (including $11,275,000 to related parties)	12,138,600	—
LONG-TERM DISCOUNTED LEASE RENTALS	41,000	185,600
LONG-TERM DEFERRED REVENUE	441,400	339,600
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock, no par, 10,000,000 shares authorized, 5,657,042 and 6,049,037 shares issued and outstanding, respectively	550,000	3,840,500
Retained earnings	15,205,000	18,446,400
Total shareholders’ equity	15,755,000	22,286,900
	$37,606,100	$26,548,700

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings

	Fiscal Year Ended
	December 30, 2006	December 31, 2005	December 25, 2004
REVENUE:
Royalties	$19,212,100	$17,875,000	$16,889,300
Merchandise sales	4,469,300	6,654,600	8,733,600
Leasing income	1,852,700	437,100	65,300
Franchise fees	1,245,700	1,052,500	983,700
Other	590,700	580,600	530,000
Total revenue	27,370,500	26,599,800	27,201,900
COST OF MERCHANDISE SOLD	4,283,300	5,505,800	7,228,400
LEASING EXPENSE	227,100	6,800	—
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	17,498,600	16,593,100	13,348,800
Income from operations	5,361,500	4,494,100	6,624,700
GAIN (LOSS) FROM EQUITY INVESTMENTS	250,000	(1,168,900)	(194,800)
GAIN ON SALE OF MARKETABLE SECURITIES	—	27,000	173,800
INTEREST EXPENSE	(728,700)	—	—
INTEREST AND OTHER INCOME	867,300	303,100	266,800
Income before income taxes	5,750,100	3,655,300	6,870,500
PROVISION FOR INCOME TAXES	(2,328,800)	(1,555,300)	(2,788,500)
NET INCOME	$3,421,300	$2,100,000	$4,082,000
EARNINGS PER SHARE — BASIC	$.59	$.35	$.70
EARNINGS PER SHARE — DILUTED	$.57	$.33	$.63
WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	5,791,503	6,018,197	5,872,084
WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	6,006,969	6,358,167	6,499,935

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Fiscal years ended December 25, 2004, December 31, 2005 and December 30, 2006

	Common Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

BALANCE, December 27, 2003	5,671,596	$2,996,300	$12,264,400	$144,500	$15,405,200

Repurchase of common stock	(249)	(5,000)	—	—	(5,000)
Stock options exercised and related tax benefits	284,490	1,729,400	—	—	1,729,400
Compensation expense relating to stock options	—	378,900	—	—	378,900
Issuance of common stock through the employee stock purchase plan	8,710	86,700	—	—	86,700
Other comprehensive (loss)	—	—	—	(118,900)	(118,900)
Net income	—	—	4,082,000	—	4,082,000
Total comprehensive income	—	—	—	—	3,963,100

BALANCE, December 25, 2004	5,964,547	$5,186,300	$16,346,400	$25,600	$21,558,300

Repurchase of common stock	(210,565)	(3,961,400)	—	—	(3,961,400)
Stock options exercised and related tax benefits	295,055	1,565,000	—	—	1,565,000
Compensation expense relating to stock options	—	1,050,600	—	—	1,050,600
Other comprehensive (loss)	—	—	—	(25,600)	(25,600)
Net income	—	—	2,100,000	—	2,100,000
Total comprehensive income	—	—	—	—	2,074,400

BALANCE, December 31, 2005	6,049,037	$3,840,500	$18,446,400	$—	$22,286,900

Repurchase of common stock	(524,000)	(5,613,200)	(6,662,700)	—	(12,275,900)
Stock options exercised and related tax benefits	132,005	1,534,100	—	—	1,534,100
Compensation expense relating to stock options	—	788,600	—	—	788,600
Net income	—	—	3,421,300	—	3,421,300

BALANCE, December 30, 2006	5,657,042	$550,000	$15,205,000	$—	$15,755,000

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 30, 2006	December 31, 2005	December 25, 2004
OPERATING ACTIVITIES:
Net income	$3,421,300	$2,100,000	$4,082,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	202,700	178,200	119,500
Amortization	—	—	2,100
Allowance for doubtful accounts	(123,800)	—	—
Provision for credit losses	330,600	89,900	13,300
Gain on sales of investments	(610,000)	—	—
Compensation expense related to stock options	788,600	1,050,600	378,900
Gain on sale of marketable securities	—	(27,000)	(173,800)
Loss from equity investments	—	1,168,900	194,800
Deferred initial direct costs, net of amortization	(257,800)	(56,600)	—
Loss from disposal of property and equipment	1,400	—	—
Deferred gain on sale of building	—	—	(90,100)
Tax benefit on exercised options	—	515,900	336,600
Change in operating assets and liabilities:
Receivables	(222,900)	143,600	329,500
Income tax receivable	(192,200)	(248,000)	(350,300)
Inventories	(1,700)	352,600	109,000
Prepaid expenses	(649,400)	(499,500)	1,300
Deferred income taxes	128,400	(463,200)	146,900
Accounts payable	451,700	92,600	(427,600)
Accrued liabilities	593,800	136,600	(174,200)
Additions to advance and security deposits	842,800	250,200	62,700
Deferred revenue	388,800	335,000	222,800
Net cash provided by operating activities	5,092,300	5,119,800	4,783,400
INVESTING ACTIVITIES:
Proceeds on sale of marketable securities	—	1,945,200	1,210,200
Purchase of marketable securities	—	(311,500)	(117,200)
Proceeds from sale of long-term investments	610,000	—	—
Purchase of long-term investments	(500,000)	(1,500,000)	(3,500,000)
Proceeds from sale of property and equipment	—	43,900	14,400
Purchases of property and equipment	(329,000)	(377,100)	(225,300)
(Increase) decrease in other assets	—	47,100	(54,100)
Purchase of equipment for lease contracts	(15,993,800)	(6,181,600)	(1,828,100)
Principal collections on lease receivables	3,974,200	757,500	72,400
Net cash used for investing activities	(12,238,600)	(5,576,500)	(4,427,700)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	18,400,000	—	—
Payments on line of credit	(17,800,000)	—	—
Proceeds from issuance of subordinated notes	15,438,200	—	—
Payments on subordinated notes	(60,000)	—	—
Repurchases of common stock	(12,275,900)	(3,961,400)	(5,000)
Proceeds from exercises of options and warrants	782,100	1,049,100	1,479,500
Proceeds from discounted lease rentals	—	333,200	—
Excess tax benefits on exercised options	752,000	—	—
Net cash provided by (used for) financing activities	5,236,400	(2,579,100)	1,474,500
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,909,900)	(3,035,800)	1,830,200
CASH AND CASH EQUIVALENTS, beginning of year	2,947,700	5,983,500	4,153,300
CASH AND CASH EQUIVALENTS, end of year	$1,037,800	$2,947,700	$5,983,500
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$782,200	$—	$—
Cash paid for income taxes	$1,498,200	$1,624,100	$1,935,100

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2006 and December 31, 2005

1.                                      Organization and Business:

Winmark Corporation and subsidiaries (the Company) offers licenses to operate franchises using the service marks “Play It Again Sports®,” “Once Upon A Child®,” “Plato’s Closet®”,  “Music Go Round®” and Wirth Business Credit™ ..”  In addition, the Company sells inventory to its Play It Again Sports® franchisees through its “Buying Group”.  The Company also operates both small-ticket and middle market equipment leasing businesses.  The Company has a 52/53-week fiscal year that ends on the last Saturday in December.  Fiscal year 2005 was a 53-week year and 2006 and 2004 were 52-week fiscal years.

Following is a summary of our franchising and corporate store activity for the fiscal year ended December 30, 2006:

	(Unaudited)
	TOTAL 12/31/05	OPENED	CLOSED	TOTAL 12/30/06
Play It Again Sports® Franchises - US and Canada	396	14	(22)	388

Once Upon A Child® Franchises - US and Canada	206	12	(4)	214

Plato’s Closet® Franchises - US	159	24	(2)	181

Music Go Round® Franchises - US	42	0	(1)	41

Total Franchised Stores	803	50	(29)	824

Wirth Business Credit™ Franchises - US	0	12	0	12
Total	803	62	(29)	836

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

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less.  Cash equivalents are stated at cost, which approximates fair value.  As of December 30, 2006 and December 31, 2005, the Company had approximately $74,600 and $142,500 of cash located in Canadian Banks.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2006 and December 31, 2005

Accounts Receivable

The Company provides an allowance for doubtful accounts on accounts receivable.  The allowance for doubtful accounts was approximately $74,000 and $197,800 at December 30, 2006 and December 31, 2005, respectively.  The Company believes all accounts receivable in excess of the allowance are fully collectible.  If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year the determination is made.  Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivable are credited to the allowance for doubtful accounts.  Accounts receivable balances written off have not exceeded allowances provided.

Long-term Investments

Long-term investments consist of investments in Tomsten, Inc., BridgeFunds Limited, eFrame, LLC and Commercial Credit Group, Inc. (See Note 3.)

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

Lease residual values

Residual values reflect the estimated amounts to be received at lease termination from lease extensions, sales or other dispositions of leased equipment.  The lease residual values are based on the Company’s best estimate.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2006 and December 31, 2005

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

Goodwill

On an annual basis, the Company considers whether there has been a permanent impairment in the value of its goodwill.  Goodwill is included in other assets in the consolidated balance sheet.

The changes in goodwill are as follows:

	December 30, 2006	December 31, 2005
Balance at beginning of year	$607,500	$654,600
Additions (See Note 12)	—	35,100
Impairment charge (See Note 15)	—	(82,200)
Balance at end of year	$607,500	$607,500

Fair Values of Financial Instruments

The carrying value of the Company’s financial assets and liabilities, because of their short-term nature, approximates fair value.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”).  SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period.  For the Company, comprehensive income (loss) consists of unrealized holding gains and losses, net of tax, from investments classified as “available-for-sale.”  In 2006 and 2005, we recognized tax benefits directly to shareholders equity of $0 and $25,600, respectively, relating to mark to market adjustment on our investments.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2006 and December 31, 2005

Inventories

The Company values its inventories at the lower of cost, as determined by the average weighted cost method, or market.  Inventory consists of computer hardware and related accessories and store sign packages.

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

Advertising

Advertising costs are charged to operating expenses as incurred.  Advertising costs were $810,100, $636,900 and $483,200 for fiscal years 2006, 2005 and 2004, respectively.

Accounting for Stock-Based Compensation

In 2002, the Company adopted the fair value method recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement No. 123) using the prospective method as provided by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  Compensation expense of $788,600, $631,200 and $378,900 relating to the vested portion of the fair value of stock options granted subsequent to adoption of the fair value method has been expensed to “Selling, general and administrative expenses” in 2006, 2005 and 2004, respectively.  In addition, the year ended December 31, 2005 compensation expense includes a $419,400 charge for tendering “immature” shares as part of a stock option exercise.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2006 and December 31, 2005

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

The impact of adopting Statement No. 123R did not increase compensation expense over the amount the Company would have recorded under Statement No. 123 during the year ended December 30, 2006 given that we had adopted Statement No. 123 in 2002.

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

	Year Ended
	December 31, 2005	December 25, 2004
Net income (loss) as reported	$2,100,000	$4,082,000
Add: stock-based employee compensation expenses included in reported net income, net of related tax effects.	603,500	237,200
Deduct: total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects.	(510,100)	(427,500)
Pro forma net income	$2,193,400	$3,891,700
Net income (loss) per common share:
Basic — as reported	$.35	$.70
Basic — pro forma	$.36	$.66
Diluted — as reported	$.33	$.63
Diluted — pro forma	$.34	$.60

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2006 and December 31, 2005

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2006	$6.56 / $10.25	4.58%	5 / 7	26.3% / 41.0%	none
2005	6.81 / 10.66	4.44 / 4.47	5 / 7	28.1 / 43.5	none
2004	11.33 / 13.81 / 11.65	3.97 / 3.87 / 3.54	5 / 7 / 5	48.8 / 46.1 / 46.1	none

The Company did not modify any outstanding options to minimize the impact of 123R.  The Company is using the same valuation model and assumptions under 123R that it used before and the adoption of 123R has not affected our option granting practices.

Revenue Recognition

The Company collects royalties from each franchise based on retail store gross sales.  The Company recognizes royalties as revenue when earned.  The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  The Company had deferred franchise fee revenue of $1,053,300 and $783,800 at December 30, 2006 and December 31, 2005, respectively.  The Company recognizes deferred software license fees over the 10-year life of the initial franchise agreement.  The Company had deferred software license fees of $504,100 and $384,900 at December 30, 2006 and December 31, 2005, respectively.  Merchandise sales through the buying group are recognized when the product has been invoiced by the vendor.  Revenue from sales at our Company-owned stores were recognized at the time of the merchandise sale.

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

Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Earnings Per Share — Basic.  The Company calculates Earnings Per Share — Diluted by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method.  The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of 215,466, 339,970 and 627,851 stock options and warrants for the years ended December 30, 2006, December 31, 2005 and December 25, 2004, respectively.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2006 and December 31, 2005

Options totaling 91,729, 18,332 and 671 shares for the year ended December 30, 2006, December 31, 2005 and December 25, 2004, respectively, were outstanding but were not included in the calculation of Earnings Per Share — Diluted because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be anti-dilutive.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.  FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the Company has taken or expects to take in its income tax returns.  FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date.  Initial derecognition of amounts would be reported as a cumulative effect of a change in accounting principle.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company has determined that the adoption of FIN 48 will not have a material impact on the financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  The adoption of SAB No. 108 did not have an impact on our financial statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”), which establishes a framework for reporting fair value and expands disclosure about fair value measurements.  FAS 157 is effective for our 2008 fiscal year.  We are currently evaluating the impact of this standard on our financial statements.

In February 2007, FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“FAS 159”).  FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  FAS 159 is effective for fiscal years after November 15, 2007.  We are currently evaluating the impact of adopting FAS 159 on our financial statements.

Reclassifications

Certain amounts in the December 31, 2005 and December 25, 2004 financial statements have been reclassified to conform with the December 30, 2006 presentation.  These reclassifications had no effect on net income or shareholders’ equity as previously reported.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2006 and December 31, 2005

3.                                      Investments

Short and Long-term Marketable Securities

The Company had no marketable securities at December 30, 2006 and December 31, 2005.  The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

Year-ended	Realized Gains	Realized Losses	Net Realized Gains (Losses)
December 30, 2006	$—	$—	$—
December 31, 2005	61,700	(34,700)	27,000
December 25, 2004	189,200	(15,400)	173,800

Other Long-term Investments

The Company’s other long-term investments consist of:

	December 30, 2006	December 31, 2005
Tomsten	$7,500,000	$7,500,000
Commercial Credit Group, Inc.	2,000,000	2,000,000
BridgeFunds Limited	2,000,000	1,500,000
	$11,500,000	$11,000,000

On an annual basis the Company considers whether there has been a permanent impairment in the value of our other long-term investments.  The fair value of the cost method investments are not estimated if there are no identified events or changes in circumstances that may have a significant adverse affect on the fair value of the investment and an estimate of the fair value is not practicable.

The Company has an investment in Tomsten, Inc. (“Tomsten”), the parent company of “Archiver’s” retail chain.  Archiver’s is a retail concept created to help people preserve and enjoy their photographs.  The Company has invested a total of $7.5 million in the purchase of common stock of Tomsten.  The Company’s investment currently represents 18.3% of the outstanding common stock of Tomsten and is accounted for by the cost method.  The Company has entered into a voting agreement with Tomsten appointing officers of Tomsten as the Company’s proxy with the right to vote the Tomsten shares held by the Company consistent with the two largest shareholders of Tomsten (or in case of their disagreement, consistent with a majority of the remaining shareholders) as long as the Company owns such shares.  No officers or directors of the Company serve as officers or directors of Tomsten.

On July 1, 2003, the Company made a $1 million equity investment in eFrame, LLC (“eFrame”).  On November 21, 2003, the Company made an additional $500,000 equity investment in eFrame.  Based in Omaha, Nebraska, eFrame provides out-sourced information technology services to customers to lower their costs and increase their operating efficiencies.  The investment represents 27.2% of the outstanding units of membership interests in eFrame.  The investment was recorded using the equity method of accounting, whereby the Company’s share of income or loss is included in the accompanying consolidated statement of earnings and increase or decrease the carrying value of the investment.  During 2005, the Company recorded an impairment charge of $937,600 for its remaining investment in eFrame, LLC.  During 2006, the Company sold its investment in eFrame resulting in a gain of $250,000.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2006 and December 31, 2005

On October 8, 2004, the Company agreed to make a $2.0 million preferred stock investment in Commercial Credit Group, Inc. (“CCG”), a newly formed equipment leasing company specializing in construction, transportation and waste management equipment.  At closing, the Company paid $1.5 million for approximately 21.5% of the outstanding equity of CCG.  The Company made the remaining $500,000 investment on May 20, 2005.  In August 2005, CCG raised an additional $3.0 million of preferred stock.  Subsequent to the most recent financing, the Company owned approximately 17.7% of the outstanding equity of CCG.  This investment is accounted for by the cost method.

On February 15, 2006, the Company entered into two separate transactions with CCG whereby CCG (i) redeemed its 20,000 shares of Series A-1 preferred stock at face value of $100 per share held by the Company and, (ii) issued $2,000,000 of five-year senior subordinated notes that carry an interest rate of 14.75%, which is compounded quarterly.  In connection with the redemption, a $360,000 transaction fee was received by the Company.  The Company recorded the $360,000 fee as additional consideration for the redemption for its preferred stock which, when combined with the $2,000,000 redemption proceeds, resulted in a gain of $360,000 on the transaction.  The gain is included in interest and other income for the year ended December 30, 2006.

On October 13, 2004, the Company made a commitment to lend $2.0 million to BridgeFunds Limited at an annual rate of 12% pursuant to several senior subordinated promissory notes.  BridgeFunds Limited advances funds to claimants involved in civil litigation to cover litigation expenses.  The proceeds of the loans are used to fund these advances.  On October 13, 2004, February 9, 2005, May 24, 2005 and May 15, 2006, Winmark Corporation funded $500,000, $500,000, $500,000 and $500,000, respectively, of such $2.0 million commitment.  In addition, Winmark Corporation has received a warrant to purchase approximately 257,000 shares of BridgeFunds which currently represents 13.8% of the equity of BridgeFunds on a fully diluted basis.  BridgeFunds is currently in the process of raising capital which, if successful, will reduce Winmark’s fully diluted ownership.

4.             Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	December 30, 2006	December 31, 2005
Minimum lease payments receivable	$19,945,500	$5,742,000
Estimated residual value of equipment	802,000	69,900
Unearned lease income net of initial direct costs deferred	(3,422,400)	(967,000)
Security deposits	(676,400)	(145,000)
Allowance for credit losses	(433,700)	(103,200)
Total investment in leasing operations	16,215,000	4,596,700
Less: current investment in direct finance leases	(5,777,400)	(1,478,200)
Long-term investment in direct financing leases	10,437,600	3,118,500
Equipment installed on leases not yet commenced	2,036,400	2,373,900
Total long-term investment in leasing operations	$12,474,000	$5,492,400

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2006 and December 31, 2005

The Company had $10,100 and $0 write-offs of lease receivables in 2006 and 2005, respectively.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred is as follows as of December 30, 2006:

Fiscal Year	Minimum Lease Payments Receivable	Income Amortization
2007	$7,803,200	$1,869,600
2008	6,720,100	1,035,200
2009	3,783,400	376,000
2010	1,166,500	122,000
2011	472,300	19,600
Thereafter	—	—
	$19,945,500	$3,422,400

5.             Receivables:

The Company’s current receivables consisted of the following:

	December 30, 2006	December 31, 2005
Trade	$907,600	$632,700
Royalty	1,137,500	1,132,800
Notes Receivable	93,200	154,900
Other	139,000	10,200
	2,277,300	1,930,600
Less: long-term notes receivable	(73,800)	(94,300)
Current Receivables	$2,203,500	$1,836,300

The activity in the allowance for doubtful accounts for accounts and note receivables is as follows:

	December 30, 2006	December 31, 2005	December 25, 2004
Balance at beginning of year	$197,800	$210,200	$351,900
Provisions charged to expense	(111,400)	(4,900)	(138,400)
Deductions for amounts written-off	(12,400)	(7,500)	(3,300)
Balance at end of year	$74,000	$197,800	$210,200

As part of its normal operating procedures, the Company requires Standby Letters of Credit as collateral for a portion of its trade receivables.

Included in December 30, 2006 accounts receivable above are two notes receivable from the sale of Company-owned retail stores bearing interest at 10.0%, payable in monthly principal and interest installments and maturing in 2010.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2006 and December 31, 2005

Included in December 31, 2005 accounts receivable above are four notes receivable from the sale of Company-owned retail stores bearing interest at 7.0%, 8.0% and two at 10.0%, payable in monthly principal and interest installments and maturing 2006, 2007 and two in 2010.

6.             Acquisitions and Dispositions:

Disposition of Corporate Headquarters

On July 10, 2000, the Company sold its corporate headquarters facility to Koch Trucking, Inc. for $3.5 million in cash.  Net proceeds from the sale were used to pay down then existing bank debt.  The Company entered into a lease through August 2009 for a portion of the facility pursuant to which the Company paid annual base rent of $218,980.  The sale resulted in a $731,000 gain which was recognized over the initial 48-month lease term.  In 2004, the remaining $90,100 of deferred gain was recognized.

Disposition of It’s About Games

In 1999, the Company made the decision to dispose of the It’s About Games brand.  Accordingly, a restructuring charge and charge for asset impairment of $11,345,500 was recorded.  In 1999, the Company completed the sale of the assets of the Company’s It’s About Games brand.

As of December 30, 2006 and December 31, 2005, the Company had an accrual related to this disposal of $170,000 for lease guarantees on various store sites (See Note 9).  No guarantees expired in 2006 or 2005.

7.             Shareholders’ Equity:

Repurchase of Common Stock

Under the board of directors’ authorization, the Company has the ability to repurchase up to 4,000,000 shares of its common stock, of which all but 495,458 shares have been repurchased.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.  Since inception of stock repurchase activities in November 1995 through December 30, 2006, the Company has repurchased 3,504,542 shares of its stock at an average price of $13.74 per share.  In 2006, the Company repurchased 524,000 shares for an aggregate purchase price of $12,275,900 or $23.43 per share.  In 2005, the Company repurchased 210,565 shares for an aggregate purchase price of $3,961,400 or $18.81 per share.

Dilutive Securities

As of December 30, 2006, the Company had options and warrants outstanding to purchase a total of 758,000 shares of its common stock with an average exercise price of $14.65 per share.  Of these, 495,150 were exercisable as of December 30, 2006.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2006 and December 31, 2005

Stock Option Plan

The Company had authorized up to 1,530,000 shares of common stock be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 1992 Stock Option Plan (the 1992 Plan).  The 1992 Plan expired on April 21, 2002.  The Company has authorized up to 750,000 shares of common stock be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s amended 2001 Stock Option Plan (the 2001 Plan).  Grants can be made by the Board of Directors or a Board-designated committee at a price of not less than 100% of the fair market value on the date of grant.  If an incentive stock option is granted to an individual who owns more than 10% of the voting rights of the Company’s common stock, the option exercise price may not be less than 110% of the fair market value on the date of grant.  The term of the options may not exceed 10 years, except in the case of nonqualified stock options, whereby the terms are established by the Board of Directors or a Board-designated committee.  Options may be exercisable in whole or in installments, as determined by the Board of Directors or a Board-designated committee.

The Company also sponsors a Stock Option Plan for Non-employee Directors (the “Non-employee Directors’ Plan”) and has reserved a total of 200,000 shares for issuance to directors of the Company who are not employees. Each option granted under the Non-employee Directors Plan vests and becomes exercisable in five equal increments, beginning one year after the date of grant.

Stock options granted, exercised and outstanding under the 1992 Plan, 2001 Plan and Non-employee Directors Plan as of December 30, 2006 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Remaining Intrinsic Value
Outstanding at December 27, 2003	1,013,990	$6.98	3.89
Granted	95,000	25.83
Exercised	(286,490)	5.03
Forfeited	(7,500)	8.44
Outstanding at December 25, 2004	815,000	10.10	4.69
Granted	122,000	20.46
Exercised	(327,500)	5.25
Forfeited	(27,500)	18.88
Outstanding at December 31, 2005	582,000	14.56	7.79
Granted	110,000	20.32
Exercised	(134,000)	6.18
Outstanding at December 30, 2006	558,000	$17.75	7.43	$1,361,100
Exercisable at December 30, 2006	295,150	$14.68	6.33	$1,626,100

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2006 and December 31, 2005

Options outstanding as of December 30, 2006 are exercisable as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$7.20 — $10.52	176,000	5.48	$10.13	176,000	$10.13
18.25 — 20.32	175,000	8.60	19.55	48,750	18.25
20.46 — 26.05	207,000	8.10	22.71	70,400	23.59
	558,000	7.43	$17.75	295,150	$14.68

The total intrinsic value of options exercised during 2006, 2005 and 2004 was $2,297,200, $4,713,500 and $5,853,700, respectively.  The total fair value of shares vested during 2006, 2005 and 2004 was $1,694,500 $2,073,800 and $1,888,900, respectively.

All unexercised options at December 30, 2006 have an exercise price equal to the fair market value on the date of the grant.

As of December 30, 2006, the Company had $2,434,700 of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 3.2 years.

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

On May 19, 2006, the Company entered into a Third Amendment (the “Third Amendment”) to the Credit Facility. The Third Amendment, among other things, affirms the Lender’s consent to the repurchase of Rush River’s 420,000 shares of Winmark common stock (“Repurchase”).  The Third Amendment also amends the definition of minimum tangible net worth in the Credit Facility to add into the Company’s minimum tangible net worth the amount paid by Winmark for the Repurchase, $9.891 million, until December 31, 2006.

On June 6, 2006, pursuant to the terms of the Credit Facility, the Company increased its availability under the Credit Facility from $15 million to $20 million.

The Credit Facility has a borrowing base that is equal to two times the Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of the Company’s franchising and corporate overhead plus 90% of the amount of eligible leased assets.  The line of credit will be used for growing the Company’s leasing business, stock repurchases and general corporate purposes.  The Credit Facility is secured by a lien against substantially all of the Company’s assets.

As of December 30, 2006, the Company had $600,000 amount outstanding on its Credit Facility bearing interest at 8.25%.

Renewable Unsecured Subordinated Notes

In May 2006, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes that was declared effective in June 2006.  Through December 30, 2006, the Company has $15,378,200 outstanding in renewable unsecured subordinated notes.  The table below presents the Company’s outstanding notes payable as of December 30, 2006:

	Original Term	Principal Amount	Weighted Average Interest Rate
Renewable unsecured subordinated notes	3 months	$26,300	5.71%
	6 months	2,065,000	6.60%
	1 year	1,148,300	7.33%
	2 years	1,444,100	8.32%
	3 years	3,880,500	9.33%
	4 years	1,162,500	9.84%
	5 years	5,543,000	10.10%
	10 years	108,500	10.32%
Total		$15,378,200	9.04%

The Company made interest payments of $565,700 on the renewable unsecured subordinated notes during 2006.  The weighted average term of the outstanding renewable unsecured subordinated notes is 39 months.

The Company incurred costs related to the issuance of the Renewable Unsecured Subordinated Notes in the amount of $231,800.  The costs can be broken into three distinct categories (i) Offering Costs (ii) On Going Costs (iii) Annual Costs.  These costs have been capitalized and will be amortized as a component of interest expense.  The offering and on going costs associated with the debt offering are being amortized over the weighted-average term of the debt.  In connection with the debt offering, the Company will incur certain annual costs.  These costs will be amortized over a 12-month period.

9.             Accrued Liabilities

Accrued liabilities at December 30, 2006 and December 31, 2005 are as follows:

	December 30, 2006	December 31, 2005
Accrued salaries, wages, commissions and bonuses	$959,600	$662,100
Accrued advertising	196,000	—
Accrued vacation	167,700	201,000
Accrued restructuring liability	170,000	170,000
Accrued lease reserves	105,000	130,000
Accrued interest	73,500	—
Other	357,900	272,800
	$2,029,700	$1,435,900

10.                               Discounted Lease Rentals

The Company utilized certain lease rentals receivable and underlying equipment as collateral to borrow from a financial institution at 6.945% at December 30, 2006 on a non-recourse basis.  In the event of a default by a customer in non-recourse financing, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Company.  As of December 30, 2006, annual maturities of discounted lease rentals are as follows:

Year Ending December	Amount
2007	$157,300
2008	41,000
Total	$198,300

11.          Income Taxes:

A reconciliation of the expected federal income tax expense based on the federal statutory tax rate to the actual income tax expense is provided below:

	Year Ended
	December 30, 2006	December 31, 2005	December 25, 2004
Federal income tax expense at statutory rate (34%)	$1,955,000	$1,242,800	$2,336,000

Increase (decrease) in income taxes resulting from:
State and local income taxes, net of federal benefit	235,000	161,200	266,400
Nondeductible items, including stock option expenses	136,900	154,700	130,400
Other, net	1,900	(3,400)	55,700
Actual income tax expense	$2,328,800	$1,555,300	$2,788,500

Components of the provision (benefit) for income taxes are as follows:

	Year Ended
	December 30, 2006	December 31, 2005	December 25, 2004
Current:
Federal	$1,769,000	$1,571,300	$1,969,800
State	336,900	318,200	392,200
Foreign	94,600	129,000	279,600
Current provision	2,200,500	2,018,500	2,641,600
Deferred:
Federal	109,200	(389,300)	135,400
State	19,100	(73,900)	11,500
Deferred provision	128,300	(463,200)	146,900
Total provision for income taxes	$2,328,800	$1,555,300	$2,788,500

The tax effects of temporary differences that give rise to the net deferred income tax assets are presented below:

	December 30, 2006	December 31, 2005
Deferred tax assets:
Accounts receivable and lease reserves	$191,400	$162,500
Depreciation and amortization	52,700	—
Accrued restructuring charge	64,100	64,100
Non-qualified stock option expense	454,600	281,900
Deferred franchise and software license fees	204,100	159,500
Trademarks	119,400	122,700
Impairment of long-term investment	72,200	353,500
Lease deposits	255,000	—
Other	89,700	125,300
Total deferred tax assets	1,503,200	1,269,500

Deferred tax liabilities:
Lease revenue and initial direct costs	(479,400)	—
Depreciation and amortization	—	(117,300)
Total deferred tax liabilities	(479,400)	(117,300)

Total net deferred tax assets	$1,023,800	$1,152,200

During the years ended December 30, 2006 and December 31, 2005, $752,000 and $515,900, respectively, was directly credited to stockholders’ equity to account for tax benefits related to employee stock option exercises.

The Company has assessed its taxable earnings history and prospective future taxable income.  Based upon this assessment, the Company has determined that it is more likely than not that its deferred tax assets will be realized in future periods and no valuation allowance is necessary.

12.          Commitments and Contingencies:

Employee Benefit Plan

The Company provides a 401(k) Savings Incentive Plan which covers substantially all employees.  The plan provides for matching contributions and optional profit-sharing contributions at the discretion of the Board of Directors.  Employee contributions are fully vested; matching and profit sharing contributions are subject to a five-year service vesting schedule.  Company contributions to the plan for 2006, 2005 and 2004 were $237,200, $204,100 and $215,300, respectively.

Operating Leases

The Company rents its corporate headquarters in a leased facility with a lease that expires in 2009.  This lease requires the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rent.  Prior to selling the remaining Company-owned stores in 2005, the Company also conducted its retail operations in leased facilities.  Total rent expense under these operating leases was $471,300 in 2006, $721,400 in 2005 and $757,500 in 2004.  As of December 30, 2006, minimum rental commitments under noncancelable operating leases are as follows:

Year Ending December	Amount
2007	$258,000
2008	226,400
2009	146,000

In addition to the operating leases obligations disclosed above, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed.  At December 30, 2006 and December 31, 2005, $105,000 and $130,000, respectively, is included in accrued liabilities relating to these guarantees.  These leases have various expiration dates through 2008.  The Company believes it has adequate accruals for any future liability.

Litigation

The Company is exposed to a number of asserted and unasserted legal claims encountered in the normal course of business.  Management believes that the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Earn-out Agreement

In January 1999, the Company announced the acquisition of certain assets and franchising rights of Plato’s Closet, Inc. of Columbus, Ohio for total consideration of $400,000 plus a percentage of future royalties for a period of seven years as follows:

Periods Covered	Percentage
January 1, 2001 - December 31, 2002	4%
January 1, 2003 - December 31, 2003	3%
January 1, 2004 - December 31, 2004	2%
January 1, 2005 - December 31, 2005	1%

Total amount accrued under this agreement in 2005 was $35,100 and is included in goodwill in the accompanying 2006 and 2005 consolidated balance sheets.

13.          Segment Reporting

The Company currently has two reportable business segments, franchising and leasing.  The franchising segment franchises value-oriented retail store concepts that buy, sell, trade and consign merchandise.  The leasing segment includes (i) Winmark Capital Corporation, a middle-market equipment leasing business and (ii) Wirth Business Credit, Inc., a small-ticket financing business.  Segment reporting is intended to give financial statement users a better view of the how Company manages and evaluates its businesses.   The Company’s internal management reporting is the basis for the information disclosed for its business segments.  Segment contribution less other expenses is equal to operating income.  Segment assets are those that are directly used in or identified with segment operations, including cash, accounts receivable, prepaids, inventory, property and equipment and investment in leasing operations.  Unallocated assets include corporate cash and cash equivalents, long-term investments, deferred tax amounts and other corporate assets.  Inter-segment balances and transactions have been eliminated.  The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	Year Ended
	December 30, 2006	December 31, 2005	December 25, 2004
Revenue:
Franchising	$25,517,800	$26,162,700	$27,136,600
Leasing	1,852,700	437,100	65,300
Total revenue	$27,370,500	$26,599,800	$27,201,900

Reconciliation to operating income (loss):
Franchising segment contribution	$12,106,700	$11,482,600	$10,563,200
Leasing segment contribution	(2,106,400)	(1,809,200)	(600,100)
Other contribution (1)	(4,638,800)	(5,179,300)	(3,338,400)
Total operating income	$5,361,500	$4,494,100	$6,624,700

Depreciation and amortization:
Franchising	$—	$18,800	$29,400
Leasing	42,500	2,800	1,300
Unallocated	160,200	156,600	90,900
Total depreciation and amortization	$202,700	$178,200	$121,600

	As of
	December 30, 2006	December 31, 2005
Identifiable assets:
Franchising	$4,543,900	$3,932,500
Leasing	19,861,300	9,041,700
Unallocated	13,200,900	13,574,500
Total	$37,606,100	$26,548,700

Note:

(1)          Other contribution represents unallocated shared-service costs such as corporate executive management, occupancy, management information services, account services, telephone expense and human resources.

14. Related Party Transactions:

On May 16, 2006, in connection with the Company’s existing stock repurchase plan, Winmark repurchased 420,000 shares of common stock from Rush River Group, LLC (“Rush River”) for aggregate consideration of $9.891 million, or $23.55 per share, pursuant to a stock purchase agreement.  The purchase price was based upon a 5% discount to the 30-day average closing price of Winmark’s common stock as reported on Nasdaq, set on May 11, 2006.  The 420,000 shares represent 100% of the shares of Winmark common stock held by Rush River, an entity owned and controlled by Winmark’s Chairman and Chief Executive Officer, John L. Morgan, Vice-Chairman of the Board of Directors, Kirk A. MacKenzie, and Jack A. Norqual.  The repurchase from Rush River was approved by Winmark’s Audit Committee and the independent directors of the Board of Directors.

On June 6, 2006, in connection with the Company’s existing stock repurchase plan, the Company repurchased 44,000 shares of common stock from K. Jeffrey Dahlberg for aggregate consideration of $1.0362 million, or $23.55 per share.

On June 29, 2006, John L. Morgan, purchased approximately $1.5 million in unsecured subordinated notes of various maturities ($250,000 of two year maturity, $500,000 of three year maturity, $500,000 of four year maturity, and $250,000 of five year maturity notes, all on a monthly interest payment schedule at the rates described in the Interest Rate Supplement filed with the Securities and Exchange Commission on June 16, 2006 (“Interest Rate Supplement”)) offered by Winmark pursuant to a prospectus and related documents declared effective on June 14, 2006 (“Prospectus”).  In connection with his investment, Mr. Morgan agreed that his notes would be voted consistent with the majority of the remaining noteholders in an event of default.

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

In addition, Kirk A. MacKenzie, subscribed for and purchased $500,000 of three year maturity unsecured subordinated notes, on a monthly interest payment schedule at the rates described in the Interest Rate Supplement, offered by Winmark pursuant to the Prospectus.  In connection with his investment, Mr. MacKenzie agreed that his notes would be voted consistent with the majority of the remaining noteholders in an event of default.

The Company used the proceeds of these sales to pay down its revolving Line of Credit.

15.                               Sale of Company-owned Stores

During 2005, the Company sold its remaining three Company-owned store in three separate transactions.  As part of one of the sale transactions, the Company received  $134,600 cash for the buy-out of an existing lease.  In addition, the Company has agreed to guarantee the buyers future lease obligation on two of the transactions.  The fair value of this guarantee has been recorded.  A summary of these transactions follows:

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

16.          Subsequent Events

On February 12, 2007, in connection with Winmark Corporation’s (“Company”) existing stock repurchase plan, the Company agreed to repurchase 50,000 shares of common stock from K. Jeffrey Dahlberg for aggregate consideration of $900,000, or $18.00 per share.

On February 27, 2007, John L. Morgan, chief executive officer and chairman of Winmark Corporation, subscribed for and purchased $500,000 of Two Year maturity unsecured subordinated notes on a monthly interest payment schedule as described in the Interest Rate Supplement filed on Form 424B2 with the Securities and Exchange Commission on June 16, 2006 (“Interest Rate Supplement”) offered by Winmark pursuant to a prospectus and related documents declared effective on June 14, 2006 (“Prospectus”).

On February 28, 2007, in connection with Winmark’s existing stock repurchase plan, Winmark agreed to repurchase approximately 160,000 shares of common stock from Stephen M. Briggs, formerly Winmark’s Chief Operating Officer and President, for aggregate consideration of $2,859,200, or $17.87 per share.

17.          Quarterly Financial Data (Unaudited):

The Company’s unaudited quarterly results for the years ended December 30, 2006 and December 31, 2005 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2006
Total Revenue	$6,973,300	$6,273,300	$7,239,600	$6,884,300	$27,370,500
Income from Operations	1,409,000	1,065,900	1,566,900	1,319,700	5,361,500
Net Income	1,113,300	650,400	838,200	819,400	3,421,300
Net Income Per Common Share — Basic	$.18	$.11	$.15	$.15	$.59
Net Income Per Common Share — Diluted	$.18	$.11	$.14	$.14	$.57

2005
Total Revenue	$7,144,700	$6,363,800	$6,289,700	$6,801,600	$26,599,800
Income from Operations	1,179,300	976,500	1,498,500	839,800	4,494,100
Net Income (loss)	699,900	542,600	926,100	(68,600)	2,100,000
Net Income (loss) Per Common Share — Basic	$.12	$.09	$.15	$(.01)	$.35
Net Income (loss) Per Common Share — Diluted	$.11	$.08	$.14	$(.01)	$.33

The total of basic and diluted earnings (loss) per common share by quarter may not equal the totals for the year as there are changes in the weighted average number of common shares outstanding each quarter and basic and diluted earnings (loss) per common share are calculated independently for each quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Winmark Corporation and subsidiaries (the “Company”) as of December 30, 2006, and the related consolidated statements of earnings, changes in shareholders’ equity and comprehensive income, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 30, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments to adopt Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ Grant Thornton LLP

Minneapolis, Minnesota

March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Winmark Corporation:

We have audited the accompanying consolidated balance sheet of Winmark Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winmark Corporation and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Minneapolis, Minnesota

February 16, 2006

ITEM 9:                                                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

PART III

ITEM 10:                                             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Election of Directors,” “Executive Officers,” “Audit Committee,” “Majority of Independent Directors; Committee of Independent Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics and Business Conduct,” appearing in our proxy statement for the annual meeting of stockholders to be held on May 2, 2007 are incorporated herein by reference.

ITEM 11:               EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” appearing in our proxy statement for the annual meeting of stockholders to be held on May 2, 2007 are incorporated herein by reference.

ITEM 12:                                             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The sections entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Securities Authorized for Issuance Under Equity Compensation Plans” appearing in our proxy statement for the annual meeting of stockholders to be held on May 2, 2007 are incorporated herein by reference.

ITEM 13:                                             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,AND DIRECTOR INDEPENDENCE

The sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons”, “Review, Approval or Ratification of Transactions with Related Persons”, and “Majority of Independent Directors; Committees of Independent Directors” appearing in our proxy statement for the annual meeting of stockholders to be held on May 2, 2007 is incorporated herein by reference.

ITEM 14:                                             PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” appearing in our proxy statement for the annual meeting of stockholders to be held May 2, 2007 is incorporated herein by reference.

PART IV

ITEM 15:                                             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

1.             Financial Statements

The financial statements filed as part of this report are listed on the Index to

Consolidated Financial Statements on page 34.

2.             Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the consolidated financial statements and related items.

3.                                       Exhibits

See Exhibit Index immediately following the signature page.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINMARK CORPORATION

By: /s/ JOHN L. MORGAN	Date: March 20, 2007
John L. Morgan
Chairman and Chief Executive Officer

KNOWN TO ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John L. Morgan and Brett D. Heffes and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JOHN L. MORGAN	Chairman of the Board and Chief Executive Officer	March 20, 2007
John L. Morgan	(principal executive officer)

/s/ BRETT D. HEFFES	Chief Financial Officer and Treasurer	March 20, 2007
Brett D. Heffes	(principal financial officer)

/s/ GARY STOFFERAHN	Principal Accounting Officer	March 20, 2007
Gary Stofferahn

/s/ KIRK A. MACKENZIE	Vice Chairman and Director	March 20, 2007
Kirk A. MacKenzie

/s/ WILLIAM D. DUNLAP, JR.	Director	March 20, 2007
William D. Dunlap, Jr.

/s/ JENELE C. GRASSLE	Director	March 20, 2007
Jenele C. Grassle

/s/ PAUL C. REYELTS	Director	March 20, 2007
Paul C. Reyelts

/s/ MARK L. WILSON	Director	March 20, 2007
Mark L. Wilson

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 30, 2006

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)
3.2*	By-laws, as amended and restated to date
4.1	Indenture between the Company and Wells Fargo Bank, National Association dated June 15, 2006 (Exhibit 4.1) (2)
4.2	Form of Note (Exhibit 4.2) (2)
4.3	Form of Note Confirmation (Exhibit 4.3) (2)
4.4	Form of Subscription Agreement (Exhibit 4.4) (2)
4.5	Paying Agent Agreement between Wells Fargo Bank, National Association and Winmark Corporation dated June 15, 2006 (Exhibit 4.5) (2)
4.6	Current Interest Rates for Renewable Unsecured Subordinated Notes(3)
10.1

Asset Purchase Agreement dated January 24, 1992 with Sports Traders, Inc. and James D. Van Buskirk (“Van Buskirk”) concerning acquisition of wholesale business, including amendment dated March 11, 1992 (Exhibit 10.6 (a))(1)

10.2	Retail store agreement dated January 24, 1992 with Van Buskirk (Exhibit 10.6 (b))(1)
10.3	Amended and Restated Stock Option Plan for Nonemployee Directors (Exhibit 10.1)(4)(19)
10.4	Employment Agreement with John L. Morgan, dated March 22, 2000 (Exhibit 10.1)(4)(5)
10.5	Common Stock Warrant with Sheldon Fleck, dated March 22, 2000 (Exhibit 10.3)(5)
10.6	Lease with Stan Koch & Sons Trucking, Inc. for Corporate Headquarters dated July 10, 2000 (Exhibit 10.4)(6)
10.7	First Amendment to Employment Agreement with John L. Morgan dated February 18, 2001 (Exhibit 10.26) (4)(7)
10.8	2001 Stock Option Plan, including forms of stock option agreements (Exhibit10.27)(4)(7)
10.9	Amendment to Lease with Stan Koch & Sons Trucking for corporate headquarters dated June 25, 2003 (Exhibit 10.17)(8)
10.10	Amendment No. 2 to Lease with Stan Koch & Sons Trucking for corporate headquarters dated November 29, 2004 (Exhibit 10.19)(9)
10.11	Second Amendment to Employment Agreement with John L. Morgan dated March 23, 2006 (Exhibit 10.1)(4)(10)
10.12	Third Amendment to Employment Agreement with John L. Morgan dated December 15, 2006 (Exhibit 10.1)(4)(11)
10.13*	Amendment No. 1 to the 2001 Stock Option Plan(4)
10.14	Credit Agreement among Winmark Corporation, the Subsidiaries of the Company and LaSalle Bank National Association dated September 30, 2004 (Exhibit 10.1)(12)
10.15	Amendment to Credit Agreement among Winmark Corporation, the Subsidiaries of the Company and LaSalle Bank National Association dated August 25, 2005 (Exhibit 99.2)(13)
10.16	Second Amendment to Credit Agreement among Winmark Corporation, the Subsidiaries of the Company and LaSalle Bank National Association dated March 31, 2006 (Exhibit 10.2)(14)
10.17	Third Amendment to Credit Agreement among Winmark Corporation, the Subsidiaries of the Company and LaSalle Bank National Association dated May 19, 2006 (Exhibit 10.2)(15)
10.18	Separation Agreement with Stephen M. Briggs dated October 25, 2006 (Exhibit 10.1)(4)(16)
10.19	Stock Purchase Agreement between Winmark Corporation and Rush River Group, LLC dated May 16, 2006 (Exhibit 10.1)(15)
10.20	Securities Purchase Agreement with BridgeFunds Limited dated October 13, 2004 (Exhibit 10.3)(12)

10.21	Amendment No. 1 to Securities Purchase Agreement with BridgeFunds Limited dated April 4, 2006 (Exhibit 10.1)(14)
10.22	Subscription Agreements for Notes between Winmark Corporation and each of John L. Morgan, Kirk A. MacKenzie and Rush River Group, LLC —see Exhibits 4.2 and 4.3 for Forms of Subscriptions and Notes(18)
16.1	Letter from KPMG LLP to the Securities and Exchange Commission regarding change to certifying accountant (Exhibit 16.1)(17)
21.1	Subsidiaries: Grow Biz Games, Inc., a Minnesota corporation; Wirth Business Credit, Inc., a Minnesota corporation and Winmark Capital Corporation, a Minnesota corporation
23.1*	Consent of Grant Thornton; Independent Registered Public Accounting Firm
23.2*	Consent of KPMG LLP; Independent Registered Public Accounting Firm
24.1	Power of Attorney (Contained on signature page to this Form 10-K)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer and Treasurer under Section 906 of the Sarbanes-Oxley Act of 2002

*              Filed Herewith

(1)                                  Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 33-65108).

(2)                                  Incorporated by references to the specified exhibit to the Registration Statement on Form S-1, effective June 16, 2006 (Reg. No. 333-133393).

(3)                                  Incorporated by reference to the Prospectus filed pursuant to Rule 424(b)(2) dated June 16, 2006 (Reg. No. 333-133393), as may be amended by subsequent Prospectus filings.

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

(10)                            Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(11)                            Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on December 20, 2006.

(12)                            Incorporated by reference to the specified exhibit to the Current Report on Form 10-Q for the quarter ended September 25, 2004.

2

(13)                            Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed August 29, 2005.

(14)                            Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on April 4, 2006.

(15)                            Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on May 19, 2006.

(16)                            Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on October 25, 2006.

(17)                            Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on July 11, 2006.

(18)                            Incorporated by reference to the Current Reports on Form 8-K filed on July 6, 2006 and July 19, 2006.

(19)                            Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2005.

3