Form 10-Q
period 2007-03-31
WINMARK CORP
filed 2007-05-14
CIK 908315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Yes ☐            No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value, 5,467,445 shares outstanding as of May 7, 2007.

WINMARK CORPORATION AND SUBSIDIARIES

PART I.                   FINANCIAL INFORMATION

ITEM 1:                   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2007	December 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,020,600	$1,037,800
Receivables, less allowance for doubtful accounts of $52,000 and $66,900	2,681,100	2,203,500
Investment in direct finance leases	6,776,900	5,777,400
Income tax receivable	653,300	812,700
Inventories	96,000	68,700
Prepaid expenses	1,201,900	1,435,100
Deferred income taxes	191,500	191,500
Total current assets	12,621,300	11,526,700

Long-term investment in leasing operations	16,036,200	12,474,000
Long-term investments	11,500,000	11,500,000
Long-term notes receivables, net	68,200	73,800
Property and equipment, net	609,200	573,500
Other assets, net	625,800	625,800
Deferred income taxes	684,500	832,300
	$42,145,200	$37,606,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$9,700,000	$600,000
Current renewable subordinated notes	1,353,400	3,239,600
Accounts payable	1,365,300	1,608,100
Accrued liabilities	1,793,300	2,029,700
Current discounted lease rentals	147,100	157,300
Rents received in advance	688,200	479,300
Current deferred revenue	1,177,200	1,116,100
Total current liabilities	16,224,500	9,230,100
Long-term renewable subordinated notes	12,731,600	12,138,600
Long-term discounted lease rentals	—	41,000
Long-term deferred revenue	452,600	441,400
Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 5,467,445 and 5,657,042 shares issued and outstanding	84,800	550,000
Retained earnings	12,651,700	15,205,000
Total shareholders’ equity	12,736,500	15,755,000
	$42,145,200	$37,606,100

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
REVENUE:
Royalties	$5,152,900	$5,043,800
Merchandise sales	1,259,100	1,290,700
Leasing income	775,700	261,800
Franchise fees	300,000	215,000
Other	139,200	162,000
Total revenue	7,626,900	6,973,300
COST OF MERCHANDISE SOLD	1,207,200	1,239,100
LEASING EXPENSE	135,800	3,800
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,993,700	4,321,400
Income from operations	1,290,200	1,409,000
INTEREST EXPENSE	(333,000)	—
INTEREST AND OTHER INCOME	129,400	456,100
Income before income taxes	1,086,600	1,865,100
PROVISION FOR INCOME TAXES	(424,400)	(751,800)
NET INCOME	$662,200	$1,113,300
EARNINGS PER SHARE — BASIC	$.12	$.18
EARNINGS PER SHARE — DILUTED	$.12	$.18
WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	5,584,731	6,030,371
WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	5,716,521	6,270,083

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
OPERATING ACTIVITIES:
Net income	$662,200	$1,113,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71,700	40,500
Allowance for doubtful accounts	(15,000)	(142,800)
Provision for credit losses	88,300	77,600
Gain on sale of investment	—	(360,000)
Compensation expense related to stock options	201,600	225,700
Deferred initial direct costs, net of amortization	(174,000)	(73,100)
Loss from disposal of property and equipment	—	1,400
Change in operating assets and liabilities:
Receivables	(457,000)	(257,000)
Income tax receivable	159,400	603,700
Inventories	(27,300)	(26,300)
Prepaid expenses	233,200	(98,100)
Deferred income taxes	147,800	—
Accounts payable	(242,800)	55,500
Accrued liabilities	(236,400)	(116,000)
Additions to advance and security deposits	304,200	322,800
Deferred revenue	72,300	128,000
Net cash provided by operating activities	788,200	1,495,200
INVESTING ACTIVITIES:
Proceeds from sale of investment	—	360,000
Purchases of property and equipment	(107,400)	(62,200)
Purchase of equipment for lease contracts	(6,481,300)	(3,062,600)
Principal collections on lease receivables	1,858,800	604,800
Net cash used for investing activities	(4,729,900)	(2,160,000)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	9,100,000	—
Proceeds from issuance of subordinated notes	727,000	—
Payments on subordinated notes	(2,020,200)	—
Repurchase of common stock	(3,915,100)	(785,000)
Proceeds from exercises of options and warrants	—	191,300
Tax benefit on exercised options	32,800	157,800
Net cash provided by (used for) financing activities	3,924,500	(435,900)
DECREASE IN CASH AND CASH EQUIVALENTS	(17,200)	(1,100,700)
Cash and cash equivalents, beginning of period	1,037,800	2,947,700
Cash and cash equivalents, end of period	$1,020,600	$1,847,000
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$317,700	$—
Cash paid for income taxes	$49,300	$23,100

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

Revenues and operating results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

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

On February 15, 2006, the Company entered into two separate transactions with CCG whereby CCG (i) redeemed its 20,000 shares of Series A-1 preferred stock at face value of $100 per share held by the Company and, (ii) issued $2,000,000 of five-year senior subordinated notes that carry an interest rate of 14.75%, which is compounded quarterly.  In connection with the redemption, a $360,000 transaction fee was received by the Company.  The Company recorded the $360,000 fee as additional consideration for the redemption for its preferred stock which, when combined with the $2,000,000 redemption proceeds, resulted in a gain of $360,000 on the transaction.  The gain is included in interest and other income for the quarter ended April 1, 2006.

On October 13, 2004, the Company made a commitment to lend $2.0 million to BridgeFunds Limited at an annual rate of 12% pursuant to several senior subordinated promissory notes.  BridgeFunds Limited advances funds to claimants involved in civil litigation to cover litigation expenses.  The proceeds of the loans are used to fund these advances.  On October 13, 2004, February 9, 2005, May 24, 2005 and May 15, 2006, Winmark Corporation funded $500,000, $500,000, $500,000 and $500,000, respectively, of such $2.0 million commitment.  In addition, Winmark Corporation has received a warrant to purchase approximately 257,000 shares of BridgeFunds which currently represents 11.8% of the equity of BridgeFunds on a fully diluted basis.  BridgeFunds is currently in the process of raising capital which, if successful, will reduce Winmark’s fully diluted ownership.

4.  Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	March 31, 2007	December 30, 2006
Minimum lease payments receivable	$23,263,100	$19,945,500
Estimated residual value of equipment	924,900	802,000
Unearned lease income net of initial direct costs deferred	(4,038,500)	(3,422,400)
Security deposits	(771,600)	(676,400)
Allowance for credit losses	(522,000)	(433,700)
Total investment in leasing operations	18,855,900	16,215,000
Less: current investment in direct finance leases	(6,776,900)	(5,777,400)
Long-term investment in direct financing leases	12,079,000	10,437,600
Equipment installed on leases not yet commenced	3,957,200	2,036,400
Total long-term investment in leasing operations	$16,036,200	$12,474,000

The Company had $26,600 and $0 of write-offs of lease receivables during the first quarter of 2007 and 2006, respectively.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred is as follows for the remainder of fiscal 2007 and the full fiscal years thereafter as of March 31, 2007:

Fiscal Year	Minimum Lease Payments Receivable	Income Amortization
2007	$6,861,600	$1,717,000
2008	8,319,600	1,440,400
2009	5,274,800	606,700
2010	1,880,100	220,500
2011	867,700	52,900
Thereafter	59,300	1,000
	$23,263,100	$4,038,500

5.  Accounting for Stock-Based Compensation:

In 2002, the Company adopted the fair value method recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement No. 123) using the prospective method as provided by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.   In 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 Share-Based Payment (revised 2004) utilizing the modified prospective method.  Compensation expense of $201,600 and $225,700 relating to the vested portion of the fair value of stock options granted subsequent to adoption of the fair value method has been expensed to “Selling, General and Administration Expenses” in the first quarter of 2007 and 2006, respectively.

The impact of adopting Statement No. 123R did not increase compensation expense over the amount the Company would have recorded under Statement No. 123 during the first quarter of 2006 given that we adopted Statement No. 123 in November 2002.

In accordance with SFAS 123R, the fair value of each option granted in 2007 and 2006 was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2007	—	—	—	—	—
2006	$6.56 / $10.25	4.58%	5 / 7	26.3% / 41.0%	none

The Company did not modify any outstanding options to minimize the impact of 123R.  The Company is using the same valuation model and assumptions under 123R that it used before and the adoption of 123R will not affect our option granting practices.

6.              New Accounting Pronouncements

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies.  As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open.  The implementation of Interpretation 48 did not have a material impact on the financial statements.

The amount of unrecognized tax benefits as of December 30, 2006, was $258,500 for potential foreign and state taxes.  There have been no material changes in unrecognized tax benefits since December 30, 2006.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2003.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense for all periods presented.  The Company had accrued approximately $23,000 for the payment of interest and penalties at December 30, 2006.  Subsequent changes to accrued interest and penalties have not been significant.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”), which establishes a framework for reporting fair value and expands disclosure about fair value measurements.  FAS 157 is effective for our 2008 fiscal year.  We are currently evaluating the impact of this standard on our financial statements.

In February 2007, FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“FAS 159”).  FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  FAS 159 is effective for fiscal years after November 15, 2007.  We are currently evaluating the impact of adopting this statement on our financial statements.

7.  Reclassifications:

Certain amounts in the April 1, 2006 financial statements have been reclassified to conform with the March 31, 2007 presentation.  These reclassifications have no effect on net income or shareholders’ equity as previously reported.

8.     Earnings Per Share:

The Company calculates earnings per share in accordance with SFAS No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Earnings Per Share - Basic.  The Company calculates Earnings Per Share - Dilutive by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method.  The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of stock options and warrants equivalent to 131,790 shares and 239,712 shares for the quarters ended March 31, 2007 and April 1, 2006, respectively.

Stock options for 177,676 shares and 34,576 shares at March 31, 2007 and April 1, 2006, respectively, were outstanding but were not included in the calculation of Earnings Per Share — Diluted because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be anti-dilutive.

9.     Shareholders’ Equity:

Repurchase of Common Stock

Under the board of directors’ authorization, the Company has the ability to repurchase up to 4,000,000 shares of its common stock, of which all but 277,253 shares have been repurchased.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.  Since inception of stock repurchase activities in November 1995 through March 31, 2007, the Company has repurchased 3,722,747 of its stock at an average price of $13.98 per share.  In the first quarter of 2007, the Company repurchased 218,205 shares for an aggregate purchase price of $3,915,100 or $17.94 per share.

Dilutive Securities

As of March 31, 2007, the Company had options and warrants outstanding to purchase a total of 628,000 shares of its common stock with an average exercise price of $14.46 per share.  Of these, 395,150 were exercisable as of March 31, 2007.

Stock Option Plans

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

The Company also sponsors a Stock Option Plan for Non-Employee Directors (the “Non-Employee Directors’ Plan”) and reserved a total of 200,000 shares for issuance to directors of the Company who are not employees. Each option granted under the Non-Employee Directors Plan vests and becomes exercisable in five equal increments, beginning one year after the date of grant.

Stock options granted and exercised under the 2001 Plan and Non-Employee Directors Plan as of March 31, 2007 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Remaining Intrinsic Value
Outstanding at December 30, 2006	558,000	$17.75	7.43	$1,361,100
Exercised	(70,000)	10.37
Forfeited	(60,000)	21.59
Outstanding at March 31, 2007	428,000	$18.42	7.46	$295,400
Exercisable at March 31, 2007	195,150	$15.22	6.26	$758,800

All unexercised options at March 31, 2007 have an exercise price equal to the fair market value on the date of the grant.

As of March 31, 2007, we had $2.2 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average period of 7.46 years.

Other Options

On March 22, 2000, Sheldon Fleck, a former consultant to the Company, was granted a warrant to purchase 200,000 shares of common stock at an exercise price of $6 per share.  This warrant will expire on March 22, 2008 if unexercised.  Such warrant remains unexercised as of March 31, 2007.

10.  Long-term Debt:

On June 6, 2006, pursuant to the terms of the Credit Facility, the Company increased its availability under the Credit Facility from $15 million to $20 million.

As of March 31, 2007, the Company had $9.7 million outstanding on its Credit Facility bearing interest between 7.32% and 8.25%.

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

Renewable Unsecured Subordinated Notes

In May 2006, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes that was declared effective in June 2006.  In March 2007, the Company filed Post-Effective Amendment No. 2 to the public offering that was declared effective March 30, 2007.  Through March 31, 2007, the Company has $14,085,000 outstanding in renewable unsecured subordinated notes.  The table below presents the Company’s outstanding notes payable as of March 31, 2007:

	Original Term	Principal Amount	Weighted Average Interest Rate
Renewable unsecured subordinated notes	3 months	$6,200	5.75%
	6 months	13,200	6.23%
	1 year	1,334,000	7.32%
	2 years	1,967,100	8.32%
	3 years	3,923,500	9.33%
	4 years	1,163,500	9.84%
	5 years	5,543,000	10.10%
	10 years	134,500	10.29%
Total		$14,085,000	9.35%

The Company made interest payments of $239,600 and $0 on the renewable unsecured subordinated notes during the first quarter of 2007 and 2006, respectively.  The weighted average term of the outstanding renewable unsecured subordinated notes is 43 months.

The Company incurred $231,800 in costs related to the issuance of the Renewable Unsecured Subordinated Notes in 2006.  The costs can be broken into three distinct categories (i) Offering Costs (ii) On Going Costs (iii) Annual Costs.  These costs have been capitalized and will be amortized as a component of interest expense.  The offering and on going costs associated with the debt offering are being amortized over the weighted-average term of the debt.  In connection with the debt offering, the Company will incur certain additional annual costs that are being amortized over a 12-month period.

11.  Other Contingencies:

In addition to the operating lease obligations disclosed in Note 12 of the Company’s Form 10-K for the year ended December 30, 2006, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed.  At March 31, 2007 and April 1, 2006, $99,000 and $125,000, respectively, is included in accrued liabilities relating to these obligations.  These leases have various expiration dates through 2008.  The Company believes it has adequate accruals for any future liability.

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

	Three Months Ended
	March 31, 2007	April 1, 2006
Revenue:
Franchising	$6,851,200	$6,711,500
Leasing	775,700	261,800
Total revenue	$7,626,900	$6,973,300

Reconciliation to operating income:
Franchising segment contribution	$2,224,700	$2,321,800
Leasing segment contribution	(934,500)	(912,800)
Total operating income	$1,290,200	$1,409,000

Depreciation and amortization:
Franchising	$—	$—
Leasing	17,900	2,200
Unallocated	53,800	38,300
Total depreciation and amortization	$71,700	$40,500

	As of
	March 31, 2007	December 30, 2006
Identifiable assets:
Franchising	$4,582,800	$4,543,900
Leasing	24,495,800	19,861,300
Unallocated	13,066,600	13,200,900
Total	$42,145,200	$37,606,100

Notes:  In prior years operating income included “other contribution” that represented unallocated shared-service costs such as corporate executive management, occupancy, management information services, account services, telephone expense and human resources.  Other contribution is now allocated to the two segments based upon estimated revenues.  April 1, 2006 amounts have been reclassified to conform with the March 31, 2007 presentation.

13.  Related Party Transactions:

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

On February 28, 2007, in connection with Winmark’s existing stock repurchase plan, Winmark agreed to repurchase 160,000 shares of common stock from Stephen M. Briggs, formerly Winmark’s Chief Operating Officer and President, for aggregate consideration of $2,859,200, or $17.87 per share.

14. Subsequent Events:

On April 5, 2007, John L. Morgan, chief executive officer and chairman of Winmark Corporation (“Winmark”), subscribed for and purchased $400,000 of four year maturity unsecured subordinated notes on a monthly interest payment schedule at the rates described in the Interest Rate Supplement filed on Form 424B2 with the Securities and Exchange Commission on April 3, 2007 (“Interest Rate Supplement”) offered by Winmark pursuant to a prospectus and related documents declared effective on March 30, 2007 (“Prospectus”).  In connection with his investment, Mr. Morgan agreed that his notes would be voted consistent with the majority of the remaining noteholders in an event of default.

On April 16, 2007, Mark T. Hooley, President of Wirth Business Credit, Inc. and a named executive officer Winmark Corporation (“Winmark”) submitted his resignation, effective April 27, 2007.  Winmark’s existing management will be assuming Mr. Hooley’s responsibilities after his departure.  On April 23, 2007, Mr. Hooley and Winmark executed a Separation Letter and Agreement (“Separation Agreement”).  In accordance with the terms of the Separation Agreement, Mr. Hooley will remain a consultant for Winmark for a period of eight (8) months, and will be compensated at a rate of $6,250 per month.

At the regularly scheduled Annual Meeting of Shareholders of Winmark Corporation (the “Company”) held on May 2, 2007, the Company’s shareholders approved a resolution (as described more completely in the Company’s definitive Proxy Statement filed with the United States Securities and Exchange Commission on March 21, 2007) to amend the Company’s Stock Option Plan for Nonemployee Directors (the “Plan”) to increase the number of approved and reserved shares of Common Stock under the Plan from 200,000 to 300,000.

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of March 31, 2007, we had franchises operating under the following brands:  Play it Again Sports®, Once Upon a Child®, Plato’s Closet®, Music Go Round® and Wirth Business Credit™.  Management tracks closely the following criteria to evaluate current business operations and future prospects: royalties, franchise fees, leasing activity, selling, general and administrative expenses, franchise openings and closings and franchise renewals.

Our most profitable sources of franchising revenue are royalties earned from our franchise partners and franchise fees for new store openings and transfers.

During the first quarter of 2007, our royalties increased $109,100 or 2.2% compared to the first quarter of 2006.  Franchise fees increased $85,000 or 39.5% compared to the same period last year and primarily reflect consistent new openings in established brands and the addition of the new Wirth Business Credit™ franchise system.  During the first three months of 2007, revenue generated from the Company’s leasing activities was $775,700 compared to $261,800 in the same period last year.  (See Note 12 — “Segment Reporting.”)  The Company’s leasing portfolio was $22.8 million at March 31, 2007.  (Investment in direct finance lease plus long-term investment in leasing operations.)

Management monitors several nonfinancial factors in evaluating the current business operations and future prospects, including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first quarter ended March 31, 2007:

					QUARTER ENDING 3/31/07
	TOTAL 12/30/06	OPENED	CLOSED	TOTAL 3/31/07	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Play It Again Sports® Franchised Stores - US and Canada	388	3	(4)	387	4	2

Once Upon A Child® Franchised Stores - US and Canada	214	3	(0)	217	4	4

Plato’s Closet® Franchised Stores	181	8	(0)	189	—	—

Music Go Round® Franchised Stores	41	0	(1)	40	1	1
Total Franchised Stores	824	14	(5)	833	9	7

Wirth Business Credit™ Franchises	12	1	0	13	—	—
Total Franchises	836	15	(5)	846	9	7

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the three months ended March 31, 2007, the Company renewed 7 franchise agreements of the 9 franchise agreements that were available for renewal.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the three months ended March 31, 2007, selling, general and administrative expense increased due to salaries and franchisee commissions in connection with our leasing activities.

	March 31, 2007	April 1, 2006
Selling, general and administrative expenses	$4,993,700	$4,321,400

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

Results of Operations

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Three Months Ended		First Quarter 2007 over (under)
	March 31, 2007	April 1, 2006	First Quarter 2006
Revenue:
Royalties	67.6%	72.3%	2.2%
Merchandise sales	16.5	18.5	(2.4)
Leasing income	10.2	3.8	196.3
Franchise fees	3.9	3.1	39.5
Other	1.8	2.3	14.1
Total revenue	100.0%	100.0%	9.4%

Cost of merchandise sold	(15.8)	(17.8)	(2.6)
Leasing expense	(1.8)	—	—
Selling, general and administrative expenses	(65.5)	(62.0)	15.6
Income from operations	16.9	20.2	(8.4)
Interest expense	(4.4)	—	—
Interest and other income	1.7	6.6	(71.6)
Income before income taxes	14.2	26.8	(41.7)
Provision for income taxes	(5.5)	(10.8)	(43.5)
Net income	8.7%	16.0%	(40.5)%

Comparison of Three Months Ended March 31, 2007 to Three Months Ended April 1, 2006

Revenue

Revenue for the quarter ended March 31, 2007 totaled $7.63 million compared to $6.97 million for the comparable period in 2006.

Royalties increased to $5.1 million for the first quarter of 2007 from $5.0 million for the same period in 2006, a 2.2% increase.  The increase was due to higher Plato’s Closet® royalties of $151,000, partially offset by lower Play It Again Sports® royalties of $41,000.  The increase in Plato’s Closet® royalties is primarily due to having 25 additional Plato’s Closet® franchise stores in the first quarter of 2007 compared to the same period last year and higher franchisee retail sales in this brand.

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”).  For the first quarter of 2007 and 2006, they were as follows:

	2007	2006
Direct Franchisee Sales	$1,259,100	$1,290,700

Direct Franchisee Sales revenues decreased $31,600, or 2.4%, for the three months ended March 31, 2007 compared to the same period last year.  This is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having 8 fewer Play It Again Sports® stores open than one year ago.

Franchise fees increased to $300,000 for the first quarter of 2007 compared to $215,000 for the first quarter of 2006.  The increase is due to opening fourteen stores in the first quarter of 2007, compared to eleven in the same period of 2006.

Leasing income increased to $775,700 for the first quarter of 2007 compared to $261,800 for the same period in 2006.  The increase is due to a larger lease portfolio in 2007 compared to 2006.

Cost of Merchandise Sold

Cost of merchandise sold decreased $31,900 or 2.6% for the first quarter of 2007 compared to the same period last year.  The decrease was primarily due to a decrease in Direct Franchisee Sales discussed in the revenue section.

Cost of merchandise sold includes in-bound freight and the cost of merchandise sold to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”).  The cost of merchandise sold as a percentage of Direct Franchisee Sales for the first quarter of 2007 and 2006 were as follows:

	2007	2006
Direct Franchisee Sales	95.9%	96.0%

Leasing Expense

Leasing expense increased to $135,800 in the first quarter of 2007 compared to $3,800 in the first quarter of 2006.  The increase is due to interest on increased borrowings in connection with the growth of the Company’s lease portfolio.

Selling, General and Administrative

The $672,300, or 15.6%, increase in selling, general and administrative expenses in the first three months of 2007 compared to the same period in 2006 is primarily due to increases in salaries, franchisee commissions and provision for credit losses of $431,000, $175,000 and $151,000, respectively.  The increase in salary expense includes $263,700 of prepaid commissions related to the departure of leasing sales staff.

Interest Expense

Interest expense increased to $333,000 in the first quarter of 2007 compared to $0 in the first quarter of 2006.  The increase is due to interest on borrowings on the line of credit and renewable subordinated notes.

Interest and Other Income

During the first quarter of 2007, the Company had interest and other income of $129,400 compared to $456,100 of interest and other income in the first quarter of 2006.  The decrease is primarily due to the $360,000 transaction fee recognized in 2006 on the Commercial Credit Group redemption and investment agreements.  (See Note 3.)

Income Taxes

The provision for income taxes was calculated at an effective rate of 40.0% and 40.3% for the first quarter of 2007 and 2006, respectively.  The lower effective rate in 2007 reflects a lower amount of non-deductible expenses.

Segment Comparison of the Three Months Ended March 31, 2007 to Three Months Ended April 1, 2006

Franchising segment operating income (loss)

The franchising segment’s first quarter 2007 operating income decreased by $97,100 or 4.2% to $2.22 million from $2.32 million for the first quarter 2006.  The decrease in segment contribution was primarily due to $174,000 of selling, general and administrative expenses, mainly conference expenses, partially offset by higher royalty income of $109,100 or 2.2%.  The increase in royalties was primarily due to higher Plato’s Closet® royalties of $151,000, partially offset by lower Play It Again Sports® royalties of $41,000.  The increase in Plato’s Closet® royalties is primarily due to having 25 additional Plato’s Closet® franchise stores open in the first quarter of 2007 compared to the same period last year and higher franchisee retail sales in this brand.

Leasing segment operating loss

 The leasing segment’s first quarter 2007 operating loss increased $21,700 or 2.4% to ($934,500) compared to a loss of ($912,800) during the first quarter of 2006.  This loss was primarily due to a $536,000 increase in direct costs associated with starting up the leasing segment partially offset by a $514,000 increase in leasing income.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have historically been cash flow from operations and credit agreement borrowings.  The components of the income statement that affect the liquidity of the Company include the following non-cash items: depreciation and compensation expense related to stock options.  The most significant component of the balance sheet that affects liquidity is long-term investments.  Long-term investments includes $11.5 million of illiquid investments in three private companies: Tomsten, Inc., Commercial Credit Group, Inc. and BridgeFunds Limited.  The Company ended the first quarter of 2007 with $1.0 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of .78 to 1.0 compared to $1.8 million in cash and cash equivalents and a current ratio of 1.25 to 1.0 at the end of the first quarter of 2006.

Operating activities provided cash of $788,200 for the first quarter of 2007 compared to $1.5 million for the same period last year.  Cash provided by operating assets and liabilities include a $159,400 decrease in income tax receivable due to utilizing prior year-end tax overpayments.  Advance and security deposits provided cash of $304,100 due to increased lease originations.  Prepaid expenses provided cash of $233,200 primarily due to the reduction in prepaid commissions due to the departure of leasing sales staff.  Cash utilized by operating assets and liabilities include a $457,000 increase in accounts receivable primarily due to an increase in buying group activity and increased royalty accruals.  Accrued liabilities utilized $236,400 due to lower accruals for payment of employee bonuses.  Accounts payable utilized $242,800 due to decreased amounts owed on lease equipment.

Operating activities provided cash of $1.5 million for the first quarter of 2006.  Cash provided by operating assets and liabilities include a $603,700 decrease in income tax receivable due to utilizing prior year-end tax overpayments.  Advance and security deposits provided cash of $322,800 due to increased lease originations.  Deferred revenue provided cash of $128,000 primarily due to increased deposits on future store openings.  Cash utilized by operating assets and liabilities include a $257,000 increase in accounts receivable primarily due to an increase in buying group activity and increased royalty accruals.  Accrued liabilities utilized $116,000 due to lower accruals for payment of employee bonuses.

Investing activities used $4.7 million of cash during the first quarter of 2007 compared to $2.1 million during the same period of 2006, primarily due to the purchase of equipment for lease contracts, partially offset by collections on lease receivables in both periods.

Financing activities used $3.9 million of cash during the first quarter of 2007 compared to $435,900 during the same period of 2006, primarily due to the repurchase of 218,205 shares of Company common stock.

Financing activities used $435,900 of cash during the first quarter of 2006 due to $785,000 used to repurchase 35,000 shares of Company common stock, partially offset by $191,300 and $157,800 received from the exercise of stock options and related tax benefit received on exercised stock options, respectively.

For a description of the Company’s off balance sheet arrangements, see our contractual cash obligations and commitments chart in the Liquidity and Capital Resources section appearing in our annual report on Form 10-K for the fiscal year ended December 30, 2006.

As of March 31, 2007, the company had no other material outstanding commitments.

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

On May 19, 2006, we entered into a Third Amendment (the “Third Amendment “) to our Credit Facility. The Third Amendment, among other things, affirms the Lender’s consent to the repurchase of Rush River’s 420,000 shares of Winmark common stock (“Repurchase”).  The Third Amendment also amends the definition of tangible net worth in the Credit Facility to add into the Company’s tangible net worth the amount paid by us for the Repurchase, $9.891 million, for the period ended December 30, 2006.

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

On April 19, 2006, we announced the filing of a “shelf registration” on Form S-1 registration statement with the Securities and Exchange Commission for the sale of up to $50 million of renewable subordinated unsecured notes with maturities from three months to ten years.  In June 2006, the Form S-1 registration became effective.  In March 2007, the Company filed Post-Effective Amendment Number 2 to the public offering that was declared effective March 30, 2007.  We intend to use the net proceeds from the offering to pay down our credit facility, expand our leasing portfolio, to make acquisitions, to repurchase common stock and for other general corporate purposes.  As of March 31, 2007, $16.27 million of the renewable subordinated notes have been sold.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performances of franchisees versus estimates, royalty revenue would be impacted.  During the first quarter of 2007, the Company collected $125,800 more than estimated at December 30, 2006.  As of March 31, 2007, royalty receivables were $1,229,800.

The Company collects franchise fees when franchise agreements are signed and recognizes the franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the Company’s balance sheet.  As of March 31, 2007, deferred franchise fees were $1,069,100.

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

The Company evaluates the assumptions used to value awards on an annual basis.  If factors change and the Company employs different assumptions for estimating stock-based compensation expense in future periods or if the Company decides to use a different valuation model, the future periods may differ significantly from what it has recorded in the current period and could materially affect operating income, net income and net income per share.

Impairment of Long-term Investments

On an annual basis, the Company evaluates its long-term investments for impairment.  The impairment, if any, is measured by the difference between the assets’ carrying amount and their fair value, based on the best information available, including market prices, discounted cash flow analysis or other financial metrics that management utilizes to help determine fair value.  Judgments made by management related to the fair value of its long-term investments are affected by factors such as the ongoing financial performance of the Investees, additional capital raises by the Investees as well as general changes in the economy.

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

Forward Looking Statements

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, our statement that we will have adequate capital and reserves to meet our current and contingent obligations and operating needs, are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions.  See the section appearing in our annual report on Form 10-K for the fiscal year ended December 30, 2006 entitled “Risk Factors” and Part II, Item 1A in this Report for a more complete discussion of certain factors that may cause our actual results to differ from those in our forward looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial markets risk in the form of interest rate risk.  The Company currently has available a $20.0 million line of credit with LaSalle Bank National Association.  We had $9.7 million of debt outstanding at March 31, 2007 under this line of credit.  The interest rate applicable to this agreement is based on either the bank’s base rate plus 200 basis points or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.   At our current level of borrowings, a one percent increase in our applicable rate would reduce annual pretax earnings by $97,000.  We had no interest rate derivatives in place at March 31, 2007, to mitigate this risk.

Approximately $117,000 of our cash and cash equivalents at March 31, 2007 were invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the quarter ended March 31, 2007.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign activity.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

PART II.   OTHER INFORMATION

ITEM 1:

Not applicable.

ITEMS 1A:  Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.  If any of those factors were to occur, they could materially adversely affect our financial condition or future results, and could cause our actual results to differ materially from those expressed in our forward-looking statements in this report.  The Company is aware of no material changes to the Risk Factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchaser

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan
December 31, 2006 to February 3, 2007	8,205	$19.000	8,205	487,253
February 4, 2007 to March 3, 2007	210,000	17.901	210,000	277,253
March 4, 2007 to March 31, 2007	0	—	0	277,253
Total	218,205		218,205	277,253

(1)                                  The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved has been increased by additional Board of Directors’ approvals and is currently limited to 4,000,000 shares, of which 277,253 may still be repurchased.

ITEMS 3 - 5:

Not applicable.

ITEM 6:   Exhibits

3.1                                 Articles of Incorporation, as amended (Exhibit 3.1)(1)

3.2                                 By-laws, as amended and restated to date (Exhibit 3.2)(2)

10.1                           Subscription Agreement, between John L. Morgan and Winmark Corporation, dated February 27, 2007, to purchase approximately $500,000 of Two-Year maturity unsecured subordinated notes (Exhibit 4.4)(1)

31.1                           Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                           Certification of Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                                  Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)                                  Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (Reg. No. 000-22012).

(3)                               Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective March 30, 2007 (Reg. No. 333-133393).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2007	By:	/s/ John L. Morgan
John L. Morgan Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: May 14, 2007	By:	/s/ Brett D. Heffes
Brett D. Heffes Chief Financial Officer and Treasurer

EXHIBIT INDEX
WINMARK CORPORATION
FORM 10-Q FOR QUARTER ENDED MARCH 31, 2007

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)
3.2	By-laws, as amended and restated to date (Exhibit 3.2)(2)
10.1	Subscription Agreement, between John L. Morgan and Winmark Corporation, dated February 27, 2007, to purchase approximately $500,000 of Two-Year maturity unsecured subordinated notes (Exhibit 4.4)(1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                      Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)                      Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (Reg. No. 000-22012).

(3)                   Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective March 30, 2007 (Reg. No. 333-133393).