Form 10-Q
period 2007-06-30
WINMARK CORP
filed 2007-08-14
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Common stock, no par value, 5,442,778 shares outstanding as of August 6, 2007.

WINMARK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2007	December 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,550,300	$1,037,800
Receivables, less allowance for doubtful accounts of $65,700 and $66,900	2,197,900	2,203,500
Investment in direct finance leases	8,155,400	5,777,400
Income tax receivable	1,056,300	812,700
Inventories	107,600	68,700
Prepaid expenses	1,025,400	1,435,100
Deferred income taxes	191,500	191,500
Total current assets	14,284,400	11,526,700

Long-term investment in leasing operations	18,099,300	12,474,000
Long-term investments	11,500,000	11,500,000
Long-term notes receivables, net	100,000	73,800
Property and equipment, net	685,100	573,500
Other assets, net	625,800	625,800
Deferred income taxes	594,500	832,300
	$45,889,100	$37,606,100
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$12,500,000	$600,000
Current renewable subordinated notes	1,658,500	3,239,600
Accounts payable	1,132,700	1,608,100
Accrued liabilities	2,105,400	2,029,700
Current discounted lease rentals	121,000	157,300
Rents received in advance	924,300	479,300
Current deferred revenue	1,225,400	1,116,100
Total current liabilities	19,667,300	9,230,100

Long-term renewable subordinated notes	13,081,600	12,138,600

Long-term discounted lease rentals	—	41,000

Long-term deferred revenue	504,500	441,400

Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 5,442,778 and 5,657,042 shares issued and outstanding	—	550,000
Retained earnings	12,635,700	15,205,000

Total shareholders’ equity	12,635,700	15,755,000
	$45,889,100	$37,606,100

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
REVENUE:
Royalties	$4,846,500	$4,476,700	$9,999,400	$9,520,500
Merchandise sales	1,193,600	790,000	2,452,700	2,080,700
Leasing income	995,800	424,900	1,771,500	686,700
Franchise fees	417,400	460,700	717,400	675,700
Other	109,300	121,000	248,500	283,000
Total revenue	7,562,600	6,273,300	15,189,500	13,246,600

COST OF MERCHANDISE SOLD	1,148,000	757,600	2,355,200	1,996,700

LEASING EXPENSE	197,400	42,900	333,200	46,700

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,088,900	4,406,900	10,082,600	8,728,300

Income from operations	1,128,300	1,065,900	2,418,500	2,474,900

INTEREST EXPENSE	(387,600)	(121,400)	(720,600)	(121,400)

INTEREST AND OTHER INCOME	171,400	145,200	300,800	601,300

Income before income taxes	912,100	1,089,700	1,998,700	2,954,800

PROVISION FOR INCOME TAXES	(364,900)	(439,300)	(789,300)	(1,191,100)

NET INCOME	$547,200	$650,400	$1,209,400	$1,763,700

EARNINGS PER SHARE – BASIC	$.10	$.11	$.22	$.30

EARNINGS PER SHARE – DILUTED	$.10	$.11	$.21	$.29

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	5,447,697	5,855,150	5,516,214	5,945,549

WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	5,560,564	6,078,964	5,638,543	6,157,944

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2007	July 1, 2006
OPERATING ACTIVITIES:
Net income	$1,209,400	$1,763,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	143,700	91,800
Allowance for doubtful accounts	1,700	(148,800)
Provision for credit losses	253,600	154,900
Gain on sale of investment	—	(360,000)
Compensation expense related to stock options	291,100	452,800
Deferred initial direct costs, net of amortization	(427,000)	(129,000)
Loss from disposal of property and equipment	—	1,400
Change in operating assets and liabilities:
Receivables	(22,300)	(69,900)
Income tax receivable	(243,600)	72,000
Inventories	(38,900)	(7,000)
Prepaid expenses	409,700	(342,400)
Deferred income taxes	237,800	—
Accounts payable	(475,400)	(574,900)
Accrued liabilities	75,700	263,000
Additions to advance and security deposits	629,600	485,900
Deferred revenue	172,400	79,600

Net cash provided by operating activities	2,217,500	1,733,100

INVESTING ACTIVITIES:
Proceeds from sale of investment	—	360,000
Purchase of long-term investments	—	(500,000)
Purchases of property and equipment	(255,300)	(173,600)
Purchase of equipment for lease contracts	(12,145,200)	(8,250,400)
Principal collections on lease receivables	4,053,400	1,462,500

Net cash used for investing activities	(8,347,100)	(7,101,500)

FINANCING ACTIVITIES:
Proceeds from line of credit	11,900,000	11,000,000
Proceeds from issuance of subordinated notes	1,383,100	3,720,000
Payments on subordinated notes	(2,021,200)	—
Repurchase of common stock	(4,765,100)	(12,177,200)
Proceeds from exercises of options and warrants	104,600	613,800
Tax benefit on exercised options	40,700	607,300

Net cash provided by financing activities	6,642,100	3,763,900

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	512,500	(1,604,500)
Cash and cash equivalents, beginning of period	1,037,800	2,947,700
Cash and cash equivalents, end of period	$1,550,300	$1,343,200

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$843,100	$134,800
Cash paid for income taxes	$672,900	$506,600

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

Revenues and operating results for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

On February 15, 2006, the Company entered into two separate transactions with CCG whereby CCG (i) redeemed its 20,000 shares of Series A-1 preferred stock at face value of $100 per share held by the Company and, (ii) issued $2,000,000 of five-year senior subordinated notes that carry an interest rate of 14.75%, which is compounded quarterly.  In connection with the redemption, a $360,000 transaction fee was received by the Company.  The Company recorded the $360,000 fee as additional consideration for the redemption for its preferred stock which, when combined with the $2,000,000 redemption proceeds, resulted in a gain of $360,000 on the transaction.  The gain is included in interest and other income for the six months ended July 1, 2006.

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

4.  Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	June 30, 2007	December 30, 2006
Minimum lease payments receivable	$29,986,300	$19,945,500
Estimated residual value of equipment	1,222,100	802,000
Unearned lease income net of initial direct costs deferred	(5,287,500)	(3,422,400)
Security deposits	(861,000)	(676,400)
Allowance for credit losses	(687,400)	(433,700)
Total investment in leasing operations	24,372,500	16,215,000
Less: current investment in direct finance leases	(8,155,400)	(5,777,400)
Long-term investment in direct financing leases	16,217,100	10,437,600
Equipment installed on leases not yet commenced	1,882,200	2,036,400
Total long-term investment in leasing operations	$18,099,300	$12,474,000

The Company had $26,600 and $0 of write-offs of lease receivables during the first six months of 2007 and 2006, respectively.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred is as follows for the remainder of fiscal 2007 and the full fiscal years thereafter as of June 30, 2007:

Fiscal Year	Minimum Lease Payments Receivable	Income Amortization
2007	$5,863,700	$1,671,800
2008	11,077,700	2,151,400
2009	8,007,700	1,012,000
2010	3,240,000	345,300
2011	1,508,200	102,700
Thereafter	289,000	4,300
	$29,986,300	$5,287,500

5.  Accounting for Stock-Based Compensation:

In 2002, the Company adopted the fair value method recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement No. 123) using the prospective method as provided by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.   In 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 Share-Based Payment (revised 2004) utilizing the modified prospective method.  Compensation expense of $291,100 and $452,800 relating to the vested portion of the fair value of stock options granted subsequent to adoption of the fair value method was expensed to “Selling, General and Administration Expenses” in the first six months of 2007 and 2006, respectively.

In accordance with SFAS 123R, the fair value of each option granted in 2007 and 2006 was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2007	$5.76	4.55%	5	27.2%	none
2006	$6.56 / $10.25	4.58%	5 / 7	26.3% / 41.0%	none

6.     New Accounting Pronouncements:

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

The amount of unrecognized tax benefits as of December 30, 2006, was $258,500 primarily for potential foreign and state taxes.  There have been no material changes in unrecognized tax benefits since December 30, 2006.

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

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”), which establishes a framework for reporting fair value and expands disclosure about fair value measurements.  FAS 157 is effective for our 2008 fiscal year.  The Company is currently evaluating the impact of this standard on our financial statements.

In February 2007, FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“FAS 159”).  FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  FAS 159 is effective for fiscal years after November 15, 2007.  The Company is currently evaluating the impact of adopting this statement on our financial statements.

7.  Reclassifications:

Certain amounts in the prior period financial statements have been reclassified to conform with the current year presentation.  These reclassifications have no effect on net income or shareholders’ equity as previously reported.

8.     Earnings Per Share:

The Company calculates earnings per share in accordance with SFAS No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Earnings Per Share - Basic.  The Company calculates Earnings Per Share - Diluted by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method.  The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of 112,867 and 223,814 stock options and warrants for the three months and 122,329 and 212,395 for the six months ended June 30, 2007 and July 1, 2006, respectively.

Stock options for 148,705 and 51,206 shares for the three months and 157,167 and 70,028 shares for the six months ended June 30, 2007 and July 1, 2006, respectively, were outstanding but were not included in the calculation of Earnings Per Share – Diluted because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be anti-dilutive.

9.     Shareholders’ Equity:

Repurchase of Common Stock

Under the Board of Directors’ authorization, the Company has the ability to repurchase up to 4,000,000 shares of its common stock, of which all but 227,253 shares have been repurchased through June 30, 2007.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.  Since the inception of stock repurchase activities in November 1995 through June 30, 2007, the Company has repurchased 3,772,747 shares of its stock at an average price of $14.02 per share.  In the first six months of 2007, the Company repurchased 268,205 shares for an aggregate purchase price of $4,765,095 or $17.77 per share.

Dilutive Securities

As of June 30, 2007, the Company had options and warrants outstanding to purchase a total of 541,300 shares of its common stock with an average exercise price of $14.11 per share.  Of these, 331,600 were exercisable as of June 30, 2007.

Stock Option Plans

The Company has authorized up to 750,000 shares of common stock to be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2001 Stock Option Plan (“the 2001 Plan”).

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

The Company also sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors Plan”) and has reserved a total of 300,000 shares for issuance to directors of the Company who are not employees. Each option granted under the Nonemployee Directors Plan vests and becomes exercisable in five equal increments, beginning one year after the date of grant.

Stock options granted and exercised under the 2001 Plan and Nonemployee Directors Plan as of June 30, 2007 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Remaining Intrinsic Value
Outstanding at December 30, 2006	558,000	$17.75	7.43	$1,361,100
Granted	25,000	17.53
Exercised	(112,200)	10.15
Forfeited	(129,500)	21.35
Outstanding at June 30, 2007	341,300	18.87	7.50	$133,800

Exercisable at June 30, 2007	131,600	$16.06	6.16	$421,200

All unexercised options at June 30, 2007 have an exercise price equal to the fair market value on the date of the grant.

As of June 30, 2007, the Company had $1.8 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of 3.1 years.

Other Options

On March 22, 2000, Sheldon Fleck, a former consultant to the Company, was granted a warrant to purchase 200,000 shares of common stock at an exercise price of $6 per share.  This warrant will expire on March 22, 2008 if unexercised.  Such warrant remains unexercised as of June 30, 2007.

10.  Long-term Debt:

As of June 30, 2007, the Company had $12.5 million outstanding on its Credit Facility bearing interest between 7.32% and 8.25%.

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

Renewable Unsecured Subordinated Notes

In May 2006, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes that was declared effective in June 2006.  In March 2007, the Company filed Post-Effective Amendment No. 2 to the public offering that was declared effective March 30, 2007.  As of June 30, 2007, the Company has $14,740,100 outstanding in renewable unsecured subordinated notes.  The table below presents the Company’s outstanding notes payable as of June 30, 2007:

	Original Term	Principal Amount	Weighted Average Interest Rate
Renewable unsecured subordinated notes	3 months	$6,200	5.75%
	6 months	21,300	6.15%
	1 year	1,381,000	7.30%
	2 years	2,029,100	8.31%
	3 years	3,930,500	9.33%
	4 years	1,683,500	9.84%
	5 years	5,543,000	10.10%
	10 years	145,500	10.26%
Total		$14,740,100	9.35%

The Company made interest payments of $581,900 and $5,400 on the renewable unsecured subordinated notes during the first six months of 2007 and 2006, respectively.  The weighted average term of the outstanding renewable unsecured subordinated notes at June 30, 2007 is 43 months.

The Company incurred $231,800 in costs related to the issuance of the Renewable Unsecured Subordinated Notes in 2006.  The costs can be broken into three distinct categories (i) Offering Costs (ii) On Going Costs, (iii) Annual Costs.  These costs have been capitalized and will be amortized as a component of interest expense.  The offering and on going costs associated with the debt offering are being amortized over the weighted-average term of the debt.  In connection with the debt offering, the Company will incur certain additional annual costs that are being amortized over a 12-month period.

11.  Other Contingencies:

In addition to the operating lease obligations disclosed in Note 12 of the Company’s Form 10-K for the year ended December 30, 2006, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed.  At June 30, 2007, $93,000 is included in accrued liabilities relating to these obligations.  These leases have various expiration dates through 2008.  The Company believes it has adequate accruals for any future liability.

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

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenue:
Franchising	$6,566,800	$5,848,400	$13,418,000	$12,559,900
Leasing	995,800	424,900	1,771,500	686,700
Total revenue	$7,562,600	$6,273,300	$15,189,500	$13,246,600

Reconciliation to operating income:
Franchising segment contribution	$1,823,500	$1,830,600	$4,048,200	$4,152,400
Leasing segment contribution	(695,200)	(764,700)	(1,629,700)	(1,677,500)
Total operating income	$1,128,300	$1,065,900	$2,418,500	$2,474,900

Depreciation and amortization:
Leasing	$17,900	$14,200	$35,800	$16,400
Unallocated	54,100	37,100	107,900	75,400
Total depreciation and amortization	$72,000	$51,300	$143,700	$91,800

	As of
	June 30, 2007	December 30, 2006
Identifiable assets:
Franchising	$3,681,000	$4,543,900
Leasing	28,123,200	19,861,300
Unallocated	14,084,900	13,200,900
Total	$45,889,100	$37,606,100

Notes:  In prior years operating income included “other contribution” that represented unallocated shared-service costs such as corporate executive management, occupancy, management information services, account services, telephone expense and human resources.  Other contribution is now allocated to the two segments based upon estimated revenues.  July 1, 2006 amounts have been reclassified to conform with the June 30, 2007 presentation.

13. Related Party Transactions:

On February 12, 2007, in connection with Winmark Corporation’s (“Winmark”) existing stock repurchase plan, the Company agreed to repurchase 50,000 shares of common stock from K. Jeffrey Dahlberg for aggregate consideration of $900,000, or $18.00 per share.

On February 27, 2007, John L. Morgan, chief executive officer and chairman of Winmark, subscribed for and purchased $500,000 of two year maturity unsecured subordinated notes on a monthly interest payment schedule as described in the Interest Rate Supplement filed on Form 424B2 with the Securities and Exchange Commission on June 16, 2006 offered by Winmark pursuant to a prospectus and related documents declared effective on June 14, 2006.

On February 28, 2007, in connection with Winmark’s existing stock repurchase plan, Winmark agreed to repurchase 160,000 shares of common stock from Stephen M. Briggs, formerly Winmark’s Chief Operating Officer and President, for aggregate consideration of $2,859,200, or $17.87 per share.

On April 5, 2007, John L. Morgan, chief executive officer and chairman of Winmark, subscribed for and purchased $400,000 of four year maturity unsecured subordinated notes on a monthly interest payment schedule at the rates described in the Interest Rate Supplement filed on Form 424B2 with the Securities and Exchange Commission on April 3, 2007 (“Interest Rate Supplement”) offered by Winmark pursuant to a prospectus and related documents declared effective on March 30, 2007 (“Prospectus”).  In connection with his investment, Mr. Morgan agreed that his notes would be voted consistent with the majority of the remaining noteholders in an event of default.

On April 16, 2007, Mark T. Hooley, President of Wirth Business Credit, Inc. and a named executive officer of Winmark submitted his resignation, effective April 27, 2007.  Winmark’s existing management will be assuming Mr. Hooley’s responsibilities after his departure.  On April 23, 2007, Mr. Hooley and Winmark executed a Separation Letter and Agreement (“Separation Agreement”).  In accordance with the terms of the Separation Agreement, Mr. Hooley will remain a consultant for Winmark for a period of eight (8) months, and will be compensated at a rate of $6,250 per month.

On May 15, 2007, in connection with the Company’s existing stock repurchase plan, the Company agreed to repurchase 50,000 shares of common stock from K. Jeffrey Dahlberg for aggregate consideration of $850,000, or $17.00 per share.

14. Subsequent Events:

John L. Morgan, chief executive officer and chairman of Winmark, purchased $1 million of three year maturity unsecured subordinated notes on a monthly interest payment schedule as described in the Interest Rate Supplement offered by Winmark pursuant to the Prospectus.  In connection with this investment, Mr. Morgan agreed that his notes would be voted consistent with the majority of the remaining noteholders in an event of default.

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of June 30, 2007, we had 869 franchises and territories operating under the following brands:  Play it Again Sports®, Once Upon a Child®, Plato’s Closet®, Music Go Round® and Wirth Business Credit™.  Management closely tracks the following criteria to evaluate current business operations and future prospects: royalties, franchise fees, leasing activity, selling, general and administrative expenses, franchise openings and closings and franchise renewals.

Our most profitable sources of franchising revenue are royalties earned from our franchise partners and franchise fees for new openings and transfers.

During the first six months of 2007, our royalties increased $478,900 or 5.0% compared to the first six months of 2006.  Franchise fees increased $41,700 or 6.2% compared to the same period last year and primarily reflect consistent new openings in established brands and the addition of the new Wirth Business Credit™ franchise system.  During the first six months of 2007, revenue generated from the Company’s leasing activities was $1,771,500 compared to $686,700 in the same period last year.  (See Note 12 — “Segment Reporting.”)  The Company’s leasing portfolio was $26.3 million at June 30, 2007.  (Investment in direct finance leases plus long-term investment in leasing operations.)

Management monitors several nonfinancial factors in evaluating the current business operations and future prospects, including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first six months ended June 30, 2007:

					SIX MONTHS ENDING 6/30/07
	TOTAL 12/30/06	OPENED	CLOSED	TOTAL 6/30/07	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Play It Again Sports® Franchised Stores - US and Canada	388	5	(8)	385	6	4

Once Upon A Child® Franchised Stores - US and Canada	214	8	(1)	221	8	6

Plato’s Closet® Franchised Stores - US and Canada	181	16	0	197	0	0

Music Go Round® Franchised Stores	41	1	(2)	40	2	2

Total Franchised Stores	824	30	(11)	843	16	12

Wirth Business Credit™ Territories	20	6	(0)	26	0	0

Total Franchises/Territories	844	36	(11)	869	16	12

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the six months ended June 30, 2007, the Company renewed 12 franchise agreements of the 16 franchise agreements that were available for renewal.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, provision for credit losses, advertising, travel, occupancy, legal and professional fees.  During the six months ended June 30, 2007, selling, general and administrative expense increased due to salaries and outside services.

	Six Months Ended
	June 30, 2007	July 1, 2006
Selling, general and administrative expenses	$10,082,600	$8,728,300

Our ability to grow our profits is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchises, (iii) increase lease originations of Wirth Business Credit, Inc. and Winmark Capital Corporation and (iv) control our selling, general and administrative expenses.

Results of Operations

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenue:
Royalties	64.1%	71.4%	65.8%	71.9%
Merchandise sales	15.8	12.6	16.2	15.7
Leasing income	13.2	6.8	11.7	5.2
Franchise fees	5.5	7.3	4.7	5.1
Other	1.4	1.9	1.6	2.1
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of merchandise sold	(15.2)	(12.1)	(15.5)	(15.1)
Leasing expense	(2.6)	(0.7)	(2.2)	(0.3)
Selling, general and administrative expenses	(67.3)	(70.2)	(66.4)	(65.9)
Income from operations	14.9	17.0	15.9	18.7
Interest expense	(5.1)	(1.9)	(4.7)	(0.9)
Interest and other income	2.2	2.3	2.0	4.5
Income before income taxes	12.0	17.4	13.2	22.3
Provision for income taxes	(4.8)	(7.0)	(5.2)	(9.0)
Net income	7.2%	10.4%	8.0%	13.3%

Comparison of Three Months Ended June 30, 2007 to Three Months Ended July 1, 2006

Revenue

Revenue for the quarter ended June 30, 2007 totaled $7.6 million compared to $6.3 million for the comparable period in 2006.

Royalties increased to $4.8 million for the second quarter of 2007 from $4.5 million for the same period in 2006, a 8.3% increase.  The increase was due to higher Plato’s Closet® and Once Upon A Child® royalties of $237,000 and $131,000, respectively.  The increase in Plato’s Closet® and Once Upon A Child® royalties is primarily due to having 26 additional Plato’s Closet® franchise stores in the second quarter of 2007 compared to the same period last year and higher franchisee retail sales in both brands.

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”).  For the second quarter of 2007 and 2006, they were as follows:

	2007	2006
Direct Franchisee Sales	$1,193,600	$790,000

Direct Franchisee Sales revenues increased $403,600, or 51.1%, for the three months ended June 30, 2007 compared to the same period last year.  This is a result of one large name brand vendor that requires billing through our Play It Again Sports® buying group.

Franchise fees decreased to $417,400 for the second quarter of 2007 compared to $460,700 for the second quarter of 2006.  The decrease is due to opening 17 franchises in the second quarter of 2007, compared to 22 in the same period of 2006.

Leasing income increased to $995,800 for the second quarter of 2007 compared to $424,900 for the same period in 2006.  The increase is due to a larger lease portfolio in 2007 compared to 2006.

Cost of Merchandise Sold

Cost of merchandise sold increased $390,400 or 51.5% for the second quarter of 2007 compared to the same period last year.  The increase was primarily due to an increase in Direct Franchisee Sales discussed in the revenue section.

Cost of merchandise sold includes in-bound freight and the cost of merchandise sold to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”).  The cost of merchandise sold as a percentage of Direct Franchisee Sales for the second quarter of 2007 and 2006 were as follows:

	2007	2006
Direct Franchisee Sales	96.2%	95.9%

Leasing Expense

Leasing expense increased to $197,400 in the second quarter of 2007 compared to $42,900 in the second quarter of 2006.  The increase is due to interest on increased borrowings in connection with the growth of the Company’s lease portfolio.

Selling, General and Administrative

The $682,000, or 15.5%, increase in selling, general and administrative expenses in the second three months of 2007 compared to the same period in 2006 is primarily due to increases in salaries, outside services, provision for credit losses, amortization of initial direct costs and development advertising of $208,000, $128,000, $103,000, $62,000 and $60,000, respectively, partially offset by a $138,000 decrease in compensation expense related to stock options.  The increase in salaries includes $179,900 of additional expenses related to the departure of leasing sales staff.

Interest Expense

Interest expense increased to $387,600 in the second quarter of 2007 compared to $121,400 in the second quarter of 2006.  The increase is due to interest on borrowings on the line of credit and renewable subordinated notes.

Interest and Other Income

During the second quarter of 2007, the Company had interest and other income of $171,400 compared to $145,200 of interest and other income in the second quarter of 2006.  The increase is primarily due to the interest income recognized on the BridgeFunds Limited and Commercial Credit Group investments.  (See Note 3.)

Income Taxes

The provision for income taxes was calculated at an effective rate of 40.0% and 40.3% for the second quarter of 2007 and 2006, respectively.  The lower effective rate in 2007 compared to 2006 reflects a lower amount of non-deductible expenses.

Comparison of Six Months Ended June 30, 2007 to Six Months Ended July 1, 2006

Revenue

Revenue for the six months ended June 30, 2007 totaled $15.2 million compared to $13.2 million for the comparable period in 2006.

Royalties increased to $10.0 million for the first six months of 2007 from $9.5 million for the same period in 2006, a 5.0% increase.  The increase was due to higher Plato’s Closet® and Once Upon A Child® royalties of $388,000 and $139,000, respectively.  The increase in Plato’s Closet® and Once Upon A Child® royalties is primarily due to having 26 additional Plato’s Closet® franchise stores in the first six months of 2007 compared to the same period last year and higher franchisee retail sales in both brands.

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”).  For the first six months of 2007 and 2006, they were as follows:

	2007	2006
Direct Franchisee Sales	$2,452,700	$2,080,700

Direct Franchisee Sales revenues increased $372,000, or 17.9%, for the six months ended June 30, 2007 compared to the same period last year.  This is a result of one large name brand vendor that requires billing through our Play It Again Sports® buying group.

Franchise fees increased to $717,400 for the first six months of 2007 compared to $675,700 for the first six months of 2006.  The increase is due to opening 36 franchise territories in the first six months of 2007, compared to 33 in the same period of 2006.

Leasing income increased to $1,771,500 for the first six months of 2007 compared to $686,700 for the same period in 2006.  The increase is due to a larger lease portfolio in 2007 compared to 2006.

Cost of Merchandise Sold

Cost of merchandise sold increased $358,500 or 17.9% for the first six months of 2007 compared to the same period last year.  The increase was primarily due to an increase in Direct Franchisee Sales discussed in the revenue section.

Cost of merchandise sold includes in-bound freight and the cost of merchandise sold to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”).  The cost of merchandise sold as a percentage of Direct Franchisee Sales for the first six months of 2007 and 2006 were as follows:

	2007	2006
Direct Franchisee Sales	96.0%	96.0%

Leasing Expense

Leasing expense increased to $333,200 in the first six months of 2007 compared to $46,700 in the first six months of 2006.  The increase is due to interest on increased borrowings in connection with the growth of the Company’s lease portfolio.

Selling, General and Administrative

The $1,354,300, or 15.5%, increase in selling, general and administrative expenses in the first six months of 2007 compared to the same period in 2006 is primarily due to increases in salaries, provision for credit losses, outside services and amortization of initial direct costs of $639,000, $256,000, $178,000 and $109,000, respectively, partially offset by a $162,000 decrease in compensation expense related to stock options.  The increase in salaries includes $443,600 of additional expenses related to the departure of leasing sales staff.

Interest Expense

Interest expense increased to $720,600 in the first six months of 2007 compared to $121,400 in the first six months of 2006.  The increase is due to interest on borrowings on the line of credit and renewable subordinated notes.

Interest and Other Income

During the first six months of 2007, the Company had interest and other income of $300,800 compared to $601,300 of interest and other income in the first six months of 2006.  The decrease is primarily due to the $360,000 transaction fee recognized in 2006 on the Commercial Credit Group redemption and investment agreement.  (See Note 3.)

Income Taxes

The provision for income taxes was calculated at an effective rate of 40.0% and 40.3% for the first six months of 2007 and 2006, respectively.  The lower effective rate in 2007 compared to 2006 reflected a lower amount of non-deductible expenses.

Segment Comparison of the Three Months Ended June 30, 2007 to Three Months Ended July 1, 2006

Franchising segment operating income

The franchising segment’s second quarter 2007 operating income decreased by $7,100 or 0.4% to $1.82 million from $1.83 million for the second quarter 2006.  The decrease in segment contribution was primarily due to $335,000 of selling, general and administrative expenses, including corporate allocations, mainly salaries and benefits and development advertising, partially offset by higher royalty income of $370,000 or 8.3%.  The increase in royalties was primarily due to higher Plato’s Closet® and Once Upon A Child® royalties of $237,000 and 131,000, respectively.  The increase in Plato’s Closet® and Once Upon A Child® royalties is primarily due to having 26 additional Plato’s Closet® franchise stores open in the second quarter of 2007 compared to the same period last year and higher franchisee retail sales in both brands.

Leasing segment operating loss

 The leasing segment’s second quarter 2007 operating loss decreased $69,500 or 9.1% to ($695,200) compared to a loss of ($764,700) during the second quarter of 2006.  This improvement was primarily due to a $570,900 increase in leasing income, partially offset by a $501,400 increase in direct costs, including corporate allocations, associated with the leasing segment.

Segment Comparison of the Six Months Ended June 30, 2007 to Six Months Ended July 1, 2006

Franchising segment operating income

The franchising segment’s first six months of 2007 operating income decreased by $104,200 or 2.5% to $4.0 million from $4.1 million for the first six months of 2006.  The decrease in segment contribution was primarily due to $604,000 of selling, general and administrative expenses, including corporate allocations, mainly conference expenses, salaries and benefits and development advertising, partially offset by higher royalty income of $479,000 or 5.0%.  The increase in royalties was primarily due to higher Plato’s Closet® and Once Upon A Child® royalties of $388,000 and $139,000, respectively, partially offset by lower Play It Again Sports® royalties of $34,000.  The increase in Plato’s Closet® and Once Upon A Child® royalties is primarily due to having 26 additional Plato’s Closet® franchise stores open in the first six months of 2007 compared to the same period last year and higher franchisee retail sales in both brands.

Leasing segment operating loss

 The leasing segment’s first six months of 2007 operating loss decreased $47,800 or 2.8% to ($1.63 million) compared to a loss of ($1.68 million) during the first six months of 2006.  This improvement was primarily due to a $1,084,800 increase in leasing income partially offset by a $1,037,000 increase in direct costs, including corporate allocations, associated with the leasing segment.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have historically been cash flow from operations and credit agreement borrowings.  The components of the income statement that affect the liquidity of the Company include the following non-cash items: depreciation and compensation expense related to stock options.  The most significant component of the balance sheet that affects liquidity is long-term investments.  Long-term investments includes $11.5 million of investments in three private companies: Tomsten, Inc., Commercial Credit Group, Inc. and BridgeFunds Limited.  The Company ended the second quarter of 2007 with $1.6 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of .73 to 1.0 compared to $1.3 million in cash and cash equivalents and a current ratio of .63 to 1.0 at the end of the second quarter of 2006.

Operating activities provided cash of $2.2 million for the first six months of 2007 compared to $1.7 million for the same period last year.  Cash provided by operating assets and liabilities include a $172,400 increase in deferred revenue due to increased deposits on future franchise openings.  Advance and security deposits provided cash of $629,600 due to increased lease originations.  Prepaid expenses provided cash of $409,700 primarily due to the reduction in prepaid commissions due to the departure of leasing sales staff.  Cash utilized by operating assets and liabilities include a $243,600 increase in income tax receivable primarily due to increased tax deposits. Accounts payable utilized $475,400 due to decreased amounts owed on lease equipment.

Operating activities provided cash of $1.7 million for the first six months of 2006.  Cash provided by changes in operating assets and liabilities include a $263,000 increase in accrued liabilities due to advertising accruals for Wirth Business Credit franchisees and accrued expenses related to the subordinated debt offering.  Advance and security deposits provided cash of $485,600 due to increased lease originations. Components of cash utilized by operating assets and liabilities include a $574,900 decrease in accounts payable primarily due to a decrease in buying group activity.  Prepaid expenses utilized $342,400 mainly due to higher prepaid commissions for lease sales staff.

Investing activities used $8.3 million of cash during the first six months of 2007 compared to $7.1 million during the same period of 2006, primarily due to the purchase of equipment for lease contracts, partially offset by collections on lease receivables.

Investing activities used $7.1 million of cash during the first six months of 2006, primarily due to the purchase of equipment for lease contracts and an additional $500,000 investment in BridgeFunds Limited, partially offset by collections on lease receivables.

Financing activities provided $6.6 million of cash during the first six months of 2007 compared to $3.8 million during the same period of 2006, primarily due to $13.3 million provided by proceeds from borrowings, partially offset by $4.8 million used to repurchase 268,205 shares of our common stock and $2.0 million used to repay matured subordinated notes.

Financing activities provided $3.8 million of cash during the first six months of 2006 due to $14.7 million provided by proceeds from borrowings, and $613,800 and $607,300 received from the exercise of stock options and related tax benefit received on exercised stock options, respectively, partially offset by $12.2 million used to repurchase 519,000 shares of our common stock.

For a description of the Company’s off balance sheet arrangements, see our contractual cash obligations and commitments chart in the Liquidity and Capital Resources section appearing in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.  The Company is aware of no material changes to the off-balance sheet arrangements discussed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

As of June 30, 2007, the company had no other material outstanding commitments.

The Company’s Credit Facility with LaSalle Bank National Association has a borrowing base that is equal to two times the Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of the franchising and corporate segments plus 90% of the amount of eligible leased assets.  The line of credit will be used for growing our leasing business, stock repurchases and general corporate purposes.  The Credit Facility is secured by a lien against substantially all of our assets.

On April 19, 2006, we announced the filing of a “shelf registration” on Form S-1 registration statement with the Securities and Exchange Commission for the sale of up to $50 million of renewable subordinated unsecured notes with maturities from three months to ten years.  In June 2006, the Form S-1 registration became effective.  In March 2007, the Company filed Post-Effective Amendment Number 2 to the public offering that was declared effective March 30, 2007.  We intend to use the net proceeds from the offering to pay down our credit facility, expand our leasing portfolio, to make acquisitions, to repurchase common stock and for other general corporate purposes.  As of June 30, 2007, $16.9 million of the renewable subordinated notes have been sold.

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

Critical Accounting Policies

The Company prepares the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  As such, the Company is required to make certain estimates, judgments and assumptions that it believes are reasonable based on information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.  There can be no assurance that actual results will not differ from these estimates.  The critical accounting policies that the Company believes are most important to aid in fully understanding and evaluating the reported financial results include the following:

Revenue Recognition – Royalty Revenue and Franchise Fees

The Company collects royalties from each franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performances of franchisees versus estimates, royalty revenue would be impacted.  During the first six months of 2007, the Company collected $122,800 more than estimated at December 30, 2006.  As of June 30, 2007, royalty receivables were $1,176,500.

The Company collects franchise fees when franchise agreements are signed and recognizes the franchise fees as revenue when the franchise is opened, which is the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the Company’s balance sheet.  As of June 30, 2007, deferred franchise fees were $1,104,600.

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

Impairment of Long-term Investments

On an annual basis, the Company evaluates our long-term investments for impairment.  The impairment, if any, is measured by the difference between the assets’ carrying amount and their fair value, based on the best information available, including market prices, discounted cash flow analysis or other financial metrics that management utilizes to help determine fair value.  Judgments made by management related to the fair value of its’ long-term investments are affected by factors such as the ongoing financial performance of the Investees, additional capital raises by the Investees as well as general changes in the economy.

Leasing Income Recognition

Leasing income is recognized under the effective interest method.  The effective interest method of income recognition applies a constant rate of interest equal to the internal rate of return on the lease.  When a lease is 90 days or more delinquent, the lease is classified as being on non-accrual and the Company stops recognizing leasing income on that date.

Allowances for Credit Losses

The Company maintains an allowance for credit losses at an amount that it believes to be sufficient to absorb losses inherent in existing lease portfolio as of the reporting dates.  A provision is charged against earnings to maintain the allowance for credit losses at the appropriate level.  If the actual results are different from the Company’s estimates, results could be different.  The Company’s policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent.

Forward Looking Statements

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, our statement that we will have adequate capital and reserves to meet our current and contingent obligations and operating needs, are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions.  See the section appearing in our annual report on Form 10-K for the fiscal year ended December 30, 2006 entitled “Risk Factors” and Part II, Item 1A in this Report for a more complete discussion of certain factors that may cause our actual results to differ from those in our forward-looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial markets risk in the form of interest rate risk.  The Company currently has available a $20.0 million line of credit with LaSalle Bank National Association.  We had $12.5 million of debt outstanding at June 30, 2007 under this line of credit.  The interest rate applicable to this agreement is based on either the bank ‘s base rate or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.   At our current level of borrowings, a one percent increase in our applicable rate would reduce annual pretax earnings by $125,000.  We had no interest rate derivatives in place at June 30, 2007 to mitigate this risk.

Approximately $118,000 of our cash and cash equivalents at June 30, 2007 were invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the six months ended June 30, 2007.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign activity.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

PART II.                OTHER INFORMATION

ITEM 1:

Not applicable.

ITEMS 1A:  Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.  If any of those factors were to occur, they could materially adversely affect our financial condition or future results, and could cause our actual results to differ materially from those expressed in our forward-looking statements in this report.  The Company is aware of no material changes to the Risk Factors discussed in our Annual Report on Form 10-K for the year ended December 30, 2006.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchaser

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan

December 31, 2006 to February 3, 2007	8,205	$19.000	8,205	487,253
February 4, 2007 to March 3, 2007	210,000	17.901	210,000	277,253
March 4, 2007 to April 31, 2007	0	—	0	277,253
April 1, 2007 to May 5, 2007	0	—	0	277,253
May 6, 2007 to June 2, 2007	50,000	17.000	50,000	227,253
June 3, 2007 to June 30, 2007	0	—	0	227,253
Total	268,205		268,205	227,253

(1)                                  The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 4,000,000 shares, of which 227,253 may still be repurchased.

ITEM 3:

Not applicable.

ITEM 4:   Submission of Matters to a Vote of Security Holders

At the Annual Shareholders meeting held on May 2, 2007, the Company submitted to vote of security-holders the following matters that received the indicated votes:

1.                                       Setting the number of members of the Board of Directors at seven:

For	3,996,790
Against	47,162
Abstain	8,576
Broker Non-Vote	0

2.                                       Election of Directors:

Name of Candidate	Number of Votes For	Votes Withheld
John L. Morgan	4,042,596	9,932
William D. Dunlap, Jr.	4,043,596	8,932
Jenele C. Grassle	4,043,596	8,932
Kirk A. MacKenzie	4,042,596	9,932
Dean B. Phillips	4,042,596	9,932
Paul C. Reyelts	4,043,596	8,932
Mark L. Wilson	4,043,596	8,932

3.                                       Amend the Stock Option Plan for Nonemployee Directors to increase the reserved shares of Common Stock from 200,000 to 300,000.

For	2,848,785
Against	31,089
Abstain	8,267
Broker Non-Vote	1,164,387

4.                                       Ratify the appointment of Grant Thornton, LLP as independent registered public accounting firm for the 2007 fiscal year.

For	4,031,030
Against	250
Abstain	21,248
Broker Non-Vote	0

ITEM 5:   Other Information

Not applicable.

ITEM 6:   Exhibits

3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)

3.2	By-laws, as amended and restated to date (Exhibit 3.2)(2)

10.1	Subscription Agreement, between John L. Morgan and Winmark Corporation, dated April 5, 2007, to purchase approximately $400,000 of four-year maturity unsecured subordinated notes (Exhibit 4.4)(3)

10.2	Amended and Restated Stock Option Plan for Nonemployee Directors (4)

31.1	Certification of Chief Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

(3)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective March 30, 2007 (Reg. No. 333-133393).

(4)	Incorporated by reference to the to the Appendix to the definitive Proxy Statement filed on March 21, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2007	By:	/s/ John L. Morgan
John L. Morgan Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: August 14, 2007	By:	/s/ Brett D. Heffes
Brett D. Heffes Chief Financial Officer and Treasurer

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2007

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)

3.2	By-laws, as amended and restated to date (Exhibit 3.2)(2)

10.1	Subscription Agreement, between John L. Morgan and Winmark Corporation, dated April 5, 2007, to purchase approximately $400,000 of four-year maturity unsecured subordinated notes (Exhibit 4.4)(3)

10.2	Amended and Restated Stock Option Plan for Nonemployee Directors (4)

31.1	Certification of Chief Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

(3)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective March 30, 2007 (Reg. No. 333-133393).

(4)	Incorporated by reference to the to the Appendix to the definitive Proxy Statement filed on March 21, 2007.