Form 10-Q
period 2007-09-29
WINMARK CORP
filed 2007-11-09
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 000-22012

Winmark Corporation

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1622691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4200 Dahlberg Drive, Suite 100

Golden Valley, MN 55422-4837

(Address of Principal Executive Offices, Zip Code)

(Registrant’s Telephone Number, Including Area Code 763-520-8500)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

(or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.

Yes:    ☒       No:    ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-Accelerated filer: ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:    ☐       No:    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock,

as of the latest practicable date.

Common stock, no par value, 5,419,136 shares outstanding as of November 5, 2007.

WINMARK CORPORATION AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONSOLIDATED CONDENSED BALANCE SHEETS:
September 29, 2007 and December 30, 2006

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS:
Three Months Ended
September 29, 2007 and September 30, 2006
Nine Months Ended September 29, 2007 and September 30, 2006

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS:
Nine Months Ended
September 29, 2007 and September 30, 2006

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Item 1 has been omitted since the item is inapplicable or the answer is negative.

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 & 4	Item 3 and Item 4 have been omitted since these items are inapplicable or the answer is negative.

Item 5.	Other Information

Item 6.	Exhibits

PART I.                                 FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 29, 2007	December 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$812,900	$1,037,800
Receivables, less allowance for doubtful accounts of $45,800 and $66,900	2,108,000	2,203,500
Net investment in leases – current	9,639,300	5,777,400
Income tax receivable	783,100	812,700
Inventories	67,000	68,700
Prepaid expenses	1,017,800	1,435,100
Deferred income taxes	191,500	191,500
Total current assets	14,619,600	11,526,700

Net investment in leases – long-term	23,549,900	12,474,000
Long-term investments	9,500,000	11,500,000
Long-term receivables, net	96,700	73,800
Property and equipment, net	677,900	573,500
Other assets	625,800	625,800
Deferred income taxes	594,500	832,300
	$49,664,400	$37,606,100
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current line of credit	$6,990,200	$600,000
Current renewable subordinated notes	2,528,000	3,239,600
Accounts payable	823,900	1,608,100
Accrued liabilities	2,104,200	2,029,700
Current discounted lease rentals	81,400	157,300
Rents received in advance	1,119,700	479,300
Current deferred revenue	1,035,400	1,116,100
Total current liabilities	14,682,800	9,230,100
Long-term line of credit	6,515,800	—
Long-term renewable subordinated notes	14,621,600	12,138,600
Long-term discounted lease rentals	—	41,000
Long-term deferred revenue	537,000	441,400
Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 5,401,640 and 5,657,042 shares issued and outstanding	—	550,000
Retained earnings	13,307,200	15,205,000
Total shareholders’ equity	13,307,200	15,755,000
	$49,664,400	$37,606,100

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
REVENUE:
Royalties	$5,208,700	$4,800,000	$15,208,100	$14,320,500
Merchandise sales	797,600	1,452,600	3,250,300	3,533,300
Leasing income	1,173,200	523,100	2,944,700	1,209,800
Franchise fees	584,100	305,000	1,301,500	980,700
Other	188,200	158,900	436,700	441,900
Total revenue	7,951,800	7,239,600	23,141,300	20,486,200
COST OF MERCHANDISE SOLD	764,300	1,381,900	3,119,500	3,378,600
LEASING EXPENSE	268,700	84,500	601,900	131,200
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,729,600	4,206,300	14,812,200	12,934,600
Income from operations	2,189,200	1,566,900	4,607,700	4,041,800
INTEREST EXPENSE	(381,300)	(307,900)	(1,101,900)	(429,300)
INTEREST AND OTHER INCOME	122,500	145,300	423,300	746,600
Income before income taxes	1,930,400	1,404,300	3,929,100	4,359,100
PROVISION FOR INCOME TAXES	(744,200)	(566,100)	(1,533,500)	(1,757,200)
NET INCOME	$1,186,200	$838,200	$2,395,600	$2,601,900
EARNINGS PER SHARE – BASIC	$.22	$.15	$.44	$.45
EARNINGS PER SHARE – DILUTED	$.21	$.14	$.43	$.43
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	5,437,805	5,632,042	5,490,077	5,841,047
WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	5,555,770	5,853,968	5,610,951	6,056,690

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 29, 2007	September 30, 2006
OPERATING ACTIVITIES:
Net income	$2,395,600	$2,601,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	222,300	141,200
Allowance for doubtful accounts	(19,000)	(143,300)
Provision for credit losses	351,300	228,900
Gain on sale of investment	(60,000)	(360,000)
Compensation expense related to stock options	488,100	588,900
Deferred initial direct costs, net of amortization	(625,600)	(181,800)
Loss from disposal of property and equipment	—	1,400
Change in operating assets and liabilities:
Receivables	91,600	(334,500)
Income tax receivable	29,600	527,000
Inventories	1,700	(17,700)
Prepaid expenses	417,300	(671,400)
Deferred income taxes	237,800	—
Accounts payable	(784,200)	(288,100)
Accrued liabilities	74,500	433,400
Additions to advance and security deposits	1,101,000	597,900
Deferred revenue	14,900	220,800
Net cash provided by operating activities	3,936,900	3,344,600
INVESTING ACTIVITIES:
Proceeds from sale of investment	2,060,000	360,000
Purchase of investments	—	(500,000)
Purchases of property and equipment	(326,700)	(240,400)
Purchase of equipment for lease contracts	(21,396,400)	(11,622,300)
Principal collections on lease receivables	6,155,400	2,627,500
Net cash used for investing activities	(13,507,700)	(9,375,200)
FINANCING ACTIVITIES:
Proceeds from line of credit	15,300,000	—
Payments on line of credit	(2,394,000)	—
Proceeds from issuance of subordinated notes	4,419,000	15,340,800
Payments on subordinated notes	(2,647,600)	—
Repurchase of common stock	(5,536,800)	(12,177,200)
Proceeds from exercises of options and warrants	104,600	613,800
Tax benefit on exercised options	100,700	607,300
Net cash provided by financing activities	9,345,900	4,384,700
DECREASE IN CASH AND CASH EQUIVALENTS	(224,900)	(1,645,900)
Cash and cash equivalents, beginning of period	1,037,800	2,947,700
Cash and cash equivalents, end of period	$812,900	$1,301,800
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,446,400	$499,300
Cash paid for income taxes	$913,500	$533,600

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

Revenues and operating results for the nine months ended September 29, 2007 are not necessarily indicative of the results to be expected for the full year.

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

3.                   Long-Term Investments:

The Company has an investment in Tomsten, Inc. (“Tomsten”), the parent company of “Archiver’s” retail chain. Archiver’s is a retail concept created to help people preserve and enjoy their photographs. The Company has invested a total of $7.5 million in the purchase of common stock of Tomsten. The Company’s investment currently represents 18.3% of the outstanding common stock of Tomsten and is accounted for by the cost method. The Company entered into a voting agreement with Tomsten appointing officers of Tomsten as the Company’s proxy with the right to vote the Tomsten shares held by the Company consistent with the two largest shareholders of Tomsten (or in case of their disagreement, consistent with a majority of the remaining shareholders) as long as the Company owned such shares. No officers or directors of the Company served as officers or directors of Tomsten. In October 2007, the Company modified its relationship with Tomsten, as described in the “Subsequent Events” section of this document.

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

On August 29, 2007, the Company agreed to assign and sell all of the $2.0 million five-year senior subordinated notes that carry an interest rate of 14.75% issued by CCG (the “Notes”) to Allied Capital

Corporation for a total purchase price of approximately $2.1 million, effective August 31, 2007. In connection with the assignment and sale, Allied also assumed the Company’s rights and obligations pursuant to an Investment Agreement between the Company, Allied, and CCG.

On October 13, 2004, the Company made a commitment to lend $2.0 million to BridgeFunds Limited at an annual rate of 12% pursuant to several senior subordinated promissory notes. BridgeFunds Limited advances funds to claimants involved in civil litigation to cover litigation expenses. The proceeds of the loans are used to fund these advances. On October 13, 2004, February 9, 2005, May 24, 2005 and May 15, 2006, the Company funded $500,000, $500,000, $500,000 and $500,000, respectively, of such $2.0 million commitment. In addition, the Company has received a warrant to purchase approximately 257,000 shares of BridgeFunds (“Warrant”). On August 23, 2007, in connection with raising capital, BridgeFunds Limited completed a restructuring where all of its assets and liabilities, including the Warrant, were assigned to and assumed by BridgeFunds, LLC. The Warrant currently represents 8.8% of the equity of BridgeFunds, LLC on a fully diluted basis. If BridgeFunds, LLC raises additional capital, the Company’s ownership will be further diluted.

4.                   Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	September 29, 2007	December 30, 2006
Minimum lease payments receivable	$33,776,200	$19,945,500
Estimated residual value of equipment	1,282,500	802,000
Unearned lease income net of initial direct costs deferred	(5,960,200)	(3,422,400)
Security deposits	(1,137,000)	(676,400)
Allowance for credit losses	(785,000)	(433,700)
Equipment installed on leases not yet commenced	6,012,700	2,036,400
Total net investment in leases	33,189,200	18,251,400
Less: net investment in leases – current	(9,639,300)	(5,777,400)
Net investment in leases – long-term	$23,549,900	$12,474,000

The Company had $75,700 and $7,800 of write-offs related to the lease portfolio during the first nine months of 2007 and 2006, respectively.

As of September 29, 2007, leased assets with one customer approximated 11% of our total assets.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees is as follows for the remainder of fiscal 2007 and the full fiscal years thereafter as of September 29, 2007:

Fiscal Year	Minimum Lease Payments Receivable	Income Amortization
2007	$4,369,400	$1.060,700
2008	12,748,300	2,753,100
2009	9,445,500	1,385,900
2010	4,407,200	541,000
2011	2,162,300	196,200
Thereafter	643,500	23,300
	$33,776,200	$5,960,200

5.      Accounting for Stock-Based Compensation:

In 2002, the Company adopted the fair value method recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement No. 123) using the prospective method as provided by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. In 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 Share-Based Payment (revised 2004) utilizing the modified prospective method. Compensation expense of $488,100 and $588,900 relating to the vested portion of the fair value of stock options granted subsequent to adoption of the fair value method was expensed to  “Selling, General and Administration Expenses” in the first nine months of 2007 and 2006, respectively.

In accordance with SFAS 123R, the fair value of each option granted in 2007 and 2006 was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2007	$ 5.76	4.55%	5	27.2%	none
2006	$ 6.56 / $10.25	4.58%	5 / 7	26.3% / 41.0%	none

6.                   New Accounting Pronouncements:

The Company adopted the provisions of FASB Interpretation 48,  Accounting for Uncertainty in Income Taxes (“Interpretation 48”), on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The implementation of Interpretation 48 did not have a material impact on the financial statements.

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

In February 2007, FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for our 2008 fiscal year. The Company is currently evaluating the impact of adopting this standard on our financial statements.

7.                   Reclassifications:

Certain amounts in the prior period financial statements have been reclassified to conform with the current year presentation. These reclassifications have no effect on net income or shareholders’ equity as previously reported.

8.                   Earnings Per Share:

The Company calculates earnings per share in accordance with SFAS No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Earnings Per Share - Basic. The Company calculates Earnings Per Share - Diluted by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method. The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of 117,965 and 221,926 stock options and warrants for the three months ended and 120,874 and 215,643 for the nine months ended September 29, 2007 and September 30, 2006, respectively.

Stock options for 104,216 and 53,305 shares for the three months and 141,608 and 64,324 shares for the nine months ended September 29, 2007 and September 30, 2006, respectively, were outstanding but were not included in the calculation of Earnings Per Share – Diluted because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be anti-dilutive.

9.                   Shareholders’ Equity:

Repurchase of Common Stock

Under the Board of Directors’ authorization, the Company has the ability to repurchase up to 4,000,000 shares of its common stock, of which all but 186,115 shares have been repurchased through September 29, 2007. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. Since the inception of stock repurchase activities in November 1995 through September 29, 2007, the Company has repurchased 3,813,885 shares of its stock at an average price of $14.07 per share. In the first nine months of 2007, the Company repurchased 309,343 shares for an aggregate purchase price of $5,536,844 or $17.90 per share.

Dilutive Securities

As of September 29, 2007, the Company had options and warrants outstanding to purchase a total of 541,300 shares of its common stock with an average exercise price of $14.11 per share. Of these, 331,600 were exercisable as of September 29, 2007.

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

The Company also sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors’ Plan”) and has reserved a total of 300,000 shares for issuance to directors of the Company who are not employees. Each option granted under the Nonemployee Directors Plan vests and becomes exercisable in five equal increments, beginning one year after the date of grant.

Stock options granted and exercised under the 2001 Plan and Nonemployee Directors Plan as of September 29, 2007 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Remaining Intrinsic Value
Outstanding at December 30, 2006	558,000	$17.75	7.43	$1,361,100
Granted	25,000	17.53
Exercised	(112,200)	10.15
Forfeited	(129,500)	21.35
Outstanding at September 29, 2007	341,300	18.87	7.25	$383,000

Exercisable at September 29, 2007	131,600	$16.06	5.91	$517,200

All unexercised options at September 29, 2007 have an exercise price equal to the fair market value on the date of the grant.

As of September 29, 2007, the Company had $1.6 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 3.1 years.

Warrant

On March 22, 2000, Sheldon Fleck, a former consultant to the Company, was granted a warrant to purchase 200,000 shares of common stock at an exercise price of $6 per share. This warrant will expire on March 22, 2008 if unexercised. On October 4, 2007, subsequent to the end of this reporting period, Mr. Fleck finalized the exercise of 25,000 warrant shares.

10. Long-Term Debt:

As of August 15, 2007, the Company and its subsidiaries entered into the Fourth Amendment (“Amendment”) to its 364-Day Revolving Credit Agreement with LaSalle Bank National Association (“Credit Facility”). The Amendment, among other things, extends the term of its Credit Facility from March 31, 2010 to March 31, 2012 and allows the Company to increase its obligations under the Credit Facility to $25,000,000.

As of September 29, 2007, the Company had $13.5 million outstanding on its Credit Facility bearing interest between 7.01% and 7.75%.

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

Renewable Unsecured Subordinated Notes

In May 2006, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes that was declared effective in June 2006. In March 2007, the Company filed Post-Effective Amendment No. 2 to the public offering that was declared effective March 30, 2007. As of September 29, 2007, the Company has $17,149,600 outstanding in renewable unsecured subordinated notes. The table below presents the Company’s outstanding notes payable as of September 29, 2007:

	Original Term	Principal Amount	Weighted Average Interest Rate
Renewable unsecured subordinated notes	3 months	$1,100	5.25%
	6 months	674,100	6.58%
	1 year	469,800	7.38%
	2 years	3,062,100	8.62%
	3 years	5,490,500	9.43%
	4 years	1,753,500	9.83%
	5 years	5,543,000	10.10%
	10 years	155,500	10.25%
Total		$17,149,600	9.38%

The Company made interest payments of $875,900 and $259,400 on the renewable unsecured subordinated notes during the first nine months of 2007 and 2006, respectively. The weighted average term of the outstanding renewable unsecured subordinated notes at September 29, 2007 is 42 months.

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

11.            Other Contingencies:

In addition to the operating lease obligations disclosed in Note 12 of the Company’s Form 10-K for the year ended December 30, 2006, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed. At September 29, 2007, $88,000 is included in accrued liabilities relating to these obligations. These leases have various expiration dates through 2008. The Company believes it has adequate accruals for any future liability.

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

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Revenue:
Franchising	$6,778,600	$6,716,500	$20,196,600	$19,276,400
Leasing	1,173,200	523,100	2,944,700	1,209,800
Total revenue	$7,951,800	$7,239,600	$23,141,300	$20,486,200

Reconciliation to operating income:
Franchising segment contribution	$2,750,300	$2,257,800	$6,798,500	$6,410,200
Leasing segment contribution	(561,100)	(690,900)	(2,190,800)	(2,368,400)
Total operating income	$2,189,200	$1,566,900	$4,607,700	$4,041,800

Depreciation and amortization:
Leasing	$18,200	$8,200	$54,000	$24,600
Unallocated	60,400	41,200	168,300	116,600
Total depreciation and amortization	$78,600	$49,400	$222,300	$141,200

	As of
	September 29, 2007	December 30, 2006
Identifiable assets:
Franchising	$3,325,200	$4,543,900
Leasing	34,435,200	19,861,300
Unallocated	11,904,000	13,200,900
Total	$49,664,400	$37,606,100

Notes:             In prior years operating income included “other contribution” that represented unallocated shared-service costs such as corporate executive management, occupancy, management information services, account services, telephone expense and human resources. Other contribution is now allocated to the two segments based upon estimated revenues. September 30, 2006 amounts have been reclassified to conform with the September 29, 2007 presentation.

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

On April 5, 2007, John L. Morgan, chief executive officer and chairman of Winmark, subscribed for and purchased $400,000 of four year maturity unsecured subordinated notes on a monthly interest payment schedule at the rates described in the Interest Rate Supplement filed on Form 424B2 with the Securities and Exchange Commission on April 3, 2007 (“Interest Rate Supplement”) offered by Winmark pursuant to a prospectus and related documents declared effective on March 30, 2007 (“Prospectus” ). In connection with his investment, Mr. Morgan agreed that his notes would be voted consistent with the majority of the remaining noteholders in an event of default.

On April 16, 2007, Mark T. Hooley, President of Wirth Business Credit, Inc. and a named executive officer of Winmark submitted his resignation, effective April 27, 2007. Winmark’s existing management will be assuming Mr. Hooley’s responsibilities after his departure. On April 23, 2007, Mr. Hooley and Winmark executed a Separation Letter and Agreement ( “Separation Agreement”). In accordance with the terms of the Separation Agreement, Mr. Hooley will remain a consultant for Winmark for a period of eight months, and will be compensated at a rate of $6,250 per month.

On May 15, 2007, in connection with the Company’s existing stock repurchase plan, the Company agreed to repurchase 50,000 shares of common stock from K. Jeffrey Dahlberg for aggregate consideration of $850,000, or $17.00 per share.

On June 28, 2007, John L. Morgan purchased $1 million of three year maturity unsecured subordinated notes on a monthly interest payment schedule as described in the Interest Rate Supplement offered by Winmark pursuant to the Prospectus. In connection with this investment, Mr. Morgan agreed that his notes would be voted consistent with the majority of the remaining noteholders in an event of default.

On September 18, 2007, in connection with the Company’s existing stock repurchase plan, the Company agreed to purchase 41,138 shares of common stock from Mark T. Hooley for aggregate consideration of $771,700 or $18.76 per share.

14.  Subsequent Events:

On October 2, 2007, the Company and Tomsten, Inc. (“Tomsten”) terminated the voting agreement that appointed officers of Tomsten as the Company’s proxy with the right to vote the Tomsten shares held by the Company consistent with the two largest shareholders of Tomsten (or in case of their disagreement, consistent with a majority of the remaining shareholders) as long as the Company owned such shares. In connection with the termination of the voting agreement, Mr. Morgan, Chairman of the Company’s Board of Directors and Chief Executive Officer of the Company, was elected to the board of directors of Tomsten.

On October 4, 2007, John L. Morgan subscribed for and purchased $800,000 of unsecured subordinated notes of various maturities ($200,000 of six month maturity, $200,000 of one year maturity, $200,000 of two year maturity and $200,000 of three year maturity) all on a monthly interest payment schedule at the rates described in the Interest Rate Supplement filed on Form 424B2 with the Securities and Exchange Commission on August 23, 2007 (“Interest Rate Supplement”) offered by Winmark pursuant to a prospectus and related documents declared effective on March 30, 2007 (“Prospectus”). In connection with his investment, Mr. Morgan agreed that his notes would be voted consistent with the majority of the remaining noteholders in an event of default.

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of September 29, 2007, we had 890 franchises and territories operating under the following brands:  Play it Again Sports®, Once Upon a Child®, Plato’s Closet®, Music Go Round® and Wirth Business Credit™. Management closely tracks the following criteria to evaluate current business operations and future prospects: royalties, franchise fees, leasing activity, selling, general and administrative expenses, franchise openings and closings and franchise renewals.

Our most profitable sources of franchising revenue are royalties earned from our franchise partners and franchise fees for new openings and transfers.

During the first nine months of 2007, our royalties increased $887,600 or 6.2% compared to the first nine months of 2006. Franchise fees increased $320,800 or 32.7% compared to the same period last year and primarily reflect consistent new openings in established brands and the addition of the new Wirth Business Credit™ franchise system. During the first nine months of 2007, revenue generated from the Company’s leasing activities was $2,944,700 compared to $1,209,800 in the same period last year. (See Note 12 – “Segment Reporting.”)  The Company’s leasing portfolio was $33.2 million at September 29, 2007. (Net investment in leases – current plus net investment in leases – long-term.)

Management monitors several nonfinancial factors in evaluating the current business operations and future prospects, including franchise openings and closings and franchise renewals. The following is a summary of our franchising activity for the first nine months ended September 29, 2007:

					NINE MONTHS ENDING 9/29/07
	TOTAL 12/30/06	OPENED	CLOSED	TOTAL 9/29/07	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Play It Again Sports®
Franchised Stores - US and Canada	388	8	(15)	381	14	11

Once Upon A Child®
Franchised Stores - US and Canada	214	13	(1)	226	10	10

Plato’s Closet®
Franchised Stores - US and Canada	181	29	(1)	209	0	0

Music Go Round®
Franchised Stores	41	1	(3)	39	4	4

Total Franchised Stores	824	51	(20)	855	28	25

Wirth Business Credit™
Territories	20	15	(0)	35	0	0

Total Franchises/Territories	844	66	(20)	890	28	25

Renewal activity is a key focus area for management. Our franchisees sign 10-year agreements with us. The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties. During the nine months ended September 29, 2007, the Company renewed 25 franchise agreements of the 28 franchise agreements that were available for renewal.

Management continually monitors the level and timing of selling, general and administrative expenses. The major components of selling, general and administrative expenses include salaries, wages and benefits, provisions for credit losses, advertising, travel, occupancy, legal and professional fees. During the nine months ended September 29, 2007, selling, general and administrative expense increased due to salaries and outside services.

	Nine Months Ended
	September 29, 2007	September 30, 2006
Selling, general and administrative expenses	$14,812,200	$12,934,600

Our ability to grow our profits is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchises, (iii) increase lease originations of Wirth Business Credit, Inc. and Winmark Capital Corporation, (iv) obtain financing to fund the growth in our lease portfolio, and (v) control our selling, general and administrative expenses.

Results of Operations

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Revenue:
Royalties	65.5%	66.3%	65.7%	69.9%
Merchandise sales	10.0	20.1	14.1	17.2
Leasing income	14.8	7.2	12.7	5.9
Franchise fees	7.3	4.2	5.6	4.8
Other	2.4	2.2	1.9	2.2
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of merchandise sold	(9.6)	(19.1)	(13.5)	(16.5)
Leasing expense	(3.4)	(1.2)	(2.6)	(0.7)
Selling, general and administrative expenses	(59.5)	(58.1)	(64.0)	(63.1)
Income from operations	27.5	21.6	19.9	19.7
Interest expense	(4.8)	(4.2)	(4.7)	(2.1)
Interest and other income	1.6	2.0	1.8	3.7
Income before income taxes	24.3	19.4	17.0	21.3
Provision for income taxes	(9.4)	(7.8)	(6.6)	(8.6)
Net income	14.9%	11.6%	10.4%	12.7%

Comparison of Three Months Ended September 29, 2007 to Three Months Ended September 30, 2006

Revenue

Revenue for the quarter ended September 29, 2007 totaled $7.9 million compared to $7.2 million for the comparable period in 2006.

Royalties increased to $5.2 million for the third quarter of 2007 from $4.8 million for the same period in 2006, a 8.5% increase. The increase was due to higher Plato’s Closet® and Once Upon A Child® royalties of $370,000 and $59,000, respectively. The increase in Plato’s Closet® and Once Upon A Child® royalties is primarily due to having 28 additional Plato’s Closet® franchise stores in the third quarter of 2007 compared to the same period last year and higher franchisee retail sales in both brands.

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”). For the third quarter of 2007 and 2006, they were as follows:

	2007	2006
Direct Franchisee Sales	$797,600	$1,452,600

Direct Franchisee Sales revenues decreased $655,000, or 45.1%, for the three months ended September 29, 2007 compared to the same period last year. This is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having 12 fewer Play It Again Sports® stores open than one year ago.

Franchise fees increased to $584,100 for the third quarter of 2007 compared to $305,000 for the third quarter of 2006. The increase is due to opening 30 franchise territories in the third quarter of 2007, compared to 19 in the same period of 2006.

Leasing income increased to $1,173,200 for the third quarter of 2007 compared to $523,100 for the same period in 2006. The increase is due to a larger lease portfolio in 2007 compared to 2006.

Cost of Merchandise Sold

Cost of merchandise sold decreased $617,600 or 44.7% for the third quarter of 2007 compared to the same period last year. The decrease was primarily due to a decrease in Direct Franchisee Sales discussed in the revenue section.

Cost of merchandise sold includes in-bound freight and the cost of merchandise sold to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”). The cost of merchandise sold as a percentage of Direct Franchisee Sales for the third quarter of 2007 and 2006 were as follows:

	2007	2006
Direct Franchisee Sales	95.8%	95.1%

Leasing Expense

Leasing expense increased to $268,700 in the third quarter of 2007 compared to $84,500 in the third quarter of 2006. The increase is due to interest on increased borrowings in connection with the growth of the Company’s lease portfolio

Selling, General and Administrative

The $523,300, or 12.4%, increase in selling, general and administrative expenses in the third quarter of 2007 compared to the same period in 2006 is primarily due to increases in salaries, outside services, development advertising and amortization of initial direct costs of $238,000, $139,000, $86,000 and $82,000, respectively.

Interest Expense

Interest expense increased to $381,300 in the third quarter of 2007 compared to $307,900 in the third quarter of 2006. The increase is due to interest on borrowings on the line of credit and renewable subordinated notes.

Interest and Other Income

During the third quarter of 2007, the Company had interest and other income of $122,500 compared to $145,300 of interest and other income in the third quarter of 2006. The decrease is primarily due to selling the Commercial Credit Group investment. (See Note 3.)

Income Taxes

The provision for income taxes was calculated at an effective rate of 38.6% and 40.3% for the third quarter of 2007 and 2006, respectively. The lower effective rate in 2007 compared to 2006 reflects a lower amount of non-deductible expenses in 2007.

Comparison of Nine Months Ended September 29, 2007 to Nine Months Ended September 30, 2006

Revenue

Revenue for the nine months ended September 29, 2007 totaled $23.1 million compared to $20.5 million for the comparable period in 2006.

Royalties increased to $15.2 million for the first nine months of 2007 from $14.3 million for the same period in 2006, a 6.2% increase. The increase was due to higher Plato’s Closet® and Once Upon A Child® royalties of $758,000 and $198,000, respectively. The increase in Plato’s Closet® and Once Upon A Child® royalties is primarily due to having 28 additional Plato’s Closet® franchise stores in the first nine months of 2007 compared to the same period last year and higher franchisee retail sales in both brands.

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”). For the first nine months of 2007 and 2006, they were as follows:

	2007	2006
Direct Franchisee Sales	$3,250,300	$3,533,300

Direct Franchisee Sales revenues decreased $283,000, or 8.0%, for the nine months ended September 29, 2007 compared to the same period last year. This is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having 12 fewer Play It Again Sports® stores open than one year ago; partially offset by the adding of two large name brand vendors in the third quarter of 2006 that required billing though our Play It Again Sports® buying group.

Franchise fees increased to $1,301,500 for the first nine months of 2007 compared to $980,700 for the first nine months of 2006. The increase is due to opening 66 franchise territories in the first nine months of 2007, compared to 48 in the same period of 2006.

Leasing income increased to $2,944,700 for the first nine months of 2007 compared to $1,209,800 for the same period in 2006. The increase is due to a larger lease portfolio in 2007 compared to 2006.

Cost of Merchandise Sold

Cost of merchandise sold decreased $259,100 or 7.7% for the first nine months of 2007 compared to the same period last year. The decrease was primarily due to a decrease in Direct Franchisee Sales discussed in the revenue section.

Cost of merchandise sold includes in-bound freight and the cost of merchandise sold to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”). The cost of merchandise sold as a percentage of Direct Franchisee Sales for the first nine months of 2007 and 2006 were as follows:

	2007	2006
Direct Franchisee Sales	96.0%	95.6%

Leasing Expense

Leasing expense increased to $601,900 in the first nine months of 2007 compared to $131,200 in the first nine months of 2006. The increase is due to interest on increased borrowings in connection with the growth of the Company’s lease portfolio.

Selling, General and Administrative

The $1,877,600, or 14.5%, increase in selling, general and administrative expenses in the first nine months of 2007 compared to the same period in 2006 is primarily due to increases in salaries, outside services, provision for credit losses and amortization of initial direct costs of $877,000, $316,000, $289,000 and $191,000, respectively. The increase in salaries includes $553,400 of additional expenses related to the departure of leasing sales staff.

Interest Expense

Interest expense increased to $1,101,900 in the first nine months of 2007 compared to $429,300 in the first nine months of 2006. The increase is due to interest on borrowings on the line of credit and renewable subordinated notes.

Interest and Other Income

During the first nine months of 2007, the Company had interest and other income of $423,300 compared to $746,600 of interest and other income in the first nine months of 2006. The decrease is primarily due to the $360,000 transaction fee recognized in 2006 on the Commercial Credit Group redemption and investment agreement. (See Note 3.)

Income Taxes

The provision for income taxes was calculated at an effective rate of 39.0% and 40.3% for the first nine months of 2007 and 2006, respectively. The lower effective rate in 2007 compared to 2006 reflects a lower amount of non-deductible expenses in 2007.

Segment Comparison of the Three Months Ended September 29, 2007 to Three Months Ended September 30, 2006

Franchising segment operating income

The franchising segment’s third quarter 2007 operating income increased by $492,500 or 21.8% to $2.8 million from $2.3 million for the third quarter 2006. The increase was primarily due to higher royalty income of $408,700 or 8.5%. The increase in royalties was primarily due to higher Plato’s Closet® and Once Upon A Child® royalties of $370,000 and $59,000, respectively. The increase in Plato’s Closet® and Once Upon A Child® royalties is primarily due to having 28 additional Plato’s Closet® franchise stores open in the third quarter of 2007 compared to the same period last year and higher franchisee retail sales in both brands.

Leasing segment operating loss

 The leasing segment’s third quarter 2007 operating loss decreased $129,800 or 18.8% to ($561,100) compared to a loss of ($690,900) during the third quarter of 2006. This improvement was primarily due to a $650,100 increase in leasing income, partially offset by a $520,300 increase in direct costs, including corporate allocations, associated with the leasing segment.

Segment Comparison of the Nine Months Ended September 29, 2007 to Nine Months Ended September 30, 2006

Franchising segment operating income

The franchising segment’s first nine months of 2007 operating income increased by $388,300 or 6.1% to $6.8 million from $6.4 million for the first nine months of 2006. The increase in segment contribution was primarily due to higher royalty income of $887,600 or 6.2%, partially offset by increases in corporate allocations of selling, general and administrative expenses. The increase in royalties was primarily due to higher Plato’s Closet® and Once Upon A Child® royalties of $758,000 and $198,000, respectively, partially offset by lower Play It Again Sports® royalties of $55,000. The increase in Plato’s Closet® and Once Upon A Child® royalties is primarily due to having 28 additional Plato’s Closet® franchise stores open in the first nine months of 2007 compared to the same period last year and higher franchisee retail sales in both brands.

Leasing segment operating loss

 The leasing segment’s first nine months of 2007 operating loss decreased $177,600 or 7.5% to ($2.2 million) compared to a loss of ($2.4 million) during the first nine months of 2006. This improvement was primarily due to a $1.7 million increase in leasing income partially offset by a $1.5 million increase in direct costs, including corporate allocations, associated with the leasing segment.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have historically been cash flow from operations and credit agreement borrowings. The components of the income statement that affect our liquidity include non-cash items for depreciation and compensation expense related to stock options. The most significant component of the balance sheet that affects liquidity is long-term investments. Long-term investments includes $9.5 million of illiquid investment in two private companies: Tomsten, Inc. and BridgeFunds LLC. The Company ended the third quarter of 2007 with $0.8 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 1.0 to 1.0 compared to $1.3 million in cash and cash equivalents and a current ratio of 1.4 to 1.0 at the end of the third quarter of 2006.

Operating activities provided cash of $3.9 million for the first nine months of 2007 compared to $3.3 million for the same period last year. Cash provided by operating assets and liabilities include a $1,101,000 increase in advance and security deposits due to increased lease originations. The change in prepaid expenses provided cash of $417,300 primarily due to the reduction in prepaid commissions due to the departure of leasing sales staff. Cash utilized by operating assets and liabilities include a $784,200 decrease in accounts payable due to decreased amounts owed on lease equipment and a decrease in buying group activity.

Operating activities provided cash of $3.3 million for the first nine months of 2006. Cash provided by changes in operating assets and liabilities include a $433,400 increase in accrued liabilities due to advertising accruals for Wirth Business Credit franchisees and accrued bonuses. Advance and security deposits provided cash of $597,900 due to increased lease originations. Income tax receivable provided cash of $527,000 due to utilizing prior year-end tax overpayments. Cash utilized by operating assets and liabilities include a $288,100 decrease in accounts payable primarily due to a decrease in outstanding leasing equipment invoices. Accounts receivable utilized cash of $334,500 due to an increase in buying group activity. Prepaid expenses utilized cash of $671,400 mainly due to higher prepaid commissions for lease sales staff.

Investing activities used $13.5 million of cash during the first nine months of 2007 compared to $9.4 million during the same period of 2006, primarily due to the purchase of equipment for lease contracts, partially offset by collections on lease receivables in both years.

Investing activities used $9.4 million of cash during the first nine months of 2006, primarily due to the purchase of equipment for lease contracts and an additional $500,000 investment in BridgeFunds LLC, partially offset by collections on lease receivables.

Financing activities provided $9.3 million of cash during the first nine months of 2007 compared to $4.4 million during the same period of 2006. The increase in 2007 was primarily due to $19.7 million provided by proceeds from borrowings, partially offset by $5.5 million used to repurchase 309,343 shares of our common stock and $5.0 million used to repay matured debt.

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

As of September 29, 2007, the company had no other material outstanding commitments.

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

On August 15, 2007, the Company entered into the Amendment that, among other things, extends the term of the Credit Facility from March 31, 2010 to March 31, 2012 and allows the Company to increase its obligations under the Credit Facility to up to $25,000,000.

On April 19, 2006, we announced the filing of a “shelf registration” on Form S-1 registration statement with the Securities and Exchange Commission for the sale of up to $50 million of renewable subordinated unsecured notes with maturities from three months to ten years. In June 2006, the Form S-1 registration became effective. In March 2007, the Company filed Post-Effective Amendment Number 2 to the public offering that was declared effective March 30, 2007. We intend to use the net proceeds from the offering to pay down our credit facility, expand our leasing portfolio, to make acquisitions, to repurchase common stock and for other general corporate purposes. As of September 29, 2007, $20.0 million of the renewable subordinated notes have been sold.

The Company believes that cash generated from future operations and cash on hand will be adequate to meet our current obligations and operating needs. The Company believes that the combination of its cash on hand, the cash generated from its franchising business, cash generated from discounting sources, its bank line of credit as well as its renewable subordinated unsecured notes, will be adequate to fund its planned operations, including leasing activity, for 2007.

Critical Accounting Policies

The Company prepares the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, the Company is required to make certain estimates, judgments and assumptions that it believes is reasonable based on information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. There can be no assurance that actual results will not differ from these estimates. The critical accounting policies that the Company believes are most important to aid in fully understanding and evaluating the reported financial results include the following:

Revenue Recognition – Royalty Revenue and Franchise Fees

The Company collects royalties from each franchise based on a percentage of retail store gross sales. The Company recognizes royalties as revenue when earned. At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales. If there are significant changes in the actual performances of franchisees versus estimates, royalty revenue would be impacted. During the first nine months of 2007, the Company collected $136,400 more than estimated at December 30, 2006. As of September 29, 2007, royalty receivables were $1,123,300.

The Company collects franchise fees when franchise agreements are signed and recognize the franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement. Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the Company’s balance sheet. As of September 29, 2007, deferred franchise fees were $902,000.

Stock-Based Compensation

The Company currently uses the Black–Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of the awards on the date of grant using an option–pricing model is affected by stock price as well as assumptions regarding a number of complex and subjective variables. These variables include implied volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk–free interest rate and expected dividends.

The Company evaluates the assumptions used to value awards on an annual basis. If factors change and the Company employs different assumptions for estimating stock–based compensation expense in future periods or if the Company decides to use a different valuation model, the future periods may differ significantly from what it has recorded in the current period and could materially affect operating income, net income and net income per share.

Impairment of Long-term Investments

On an annual basis, the Company evaluates our long-term investments for impairment. The impairment, if any, is measured by the difference between the assets’ carrying amount and their fair value, based on the best information available, including market prices, discounted cash flow analysis or other financial metrics that management utilizes to help determine fair value. Judgments made by management related to the fair value of its long-term investments are affected by factors such as the ongoing financial performance of the Investees, additional capital raises by the Investees as well as general changes in the economy. Pursuant to our policy, we will be evaluating our investments in BridgeFunds, LLC and Tomsten, Inc. during the fourth quarter of the fiscal year.

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

Forward Looking Statements

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, our statement that the Company will have adequate capital and reserves to meet our current and contingent obligations and operating needs, are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act. Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements. Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions. See the section appearing in our annual report on Form 10-K for the fiscal year ended December 30, 2006 entitled “Risk Factors” and Part II, Item 1A in this Report for a more complete discussion of certain factors that may cause our actual results to differ from those in our forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial markets risk in the form of interest rate risk. The Company currently has available a $25.0 million line of credit with LaSalle Bank National Association. The Company had $13.5 million of debt outstanding at September 29, 2007 under this line of credit of which $3.8 million is subject to daily changes in the bank’s base rate or LIBOR. The interest rate applicable to this agreement is based on either the bank’s base rate or LIBOR. The Company’s earnings would be affected by changes in these short-term interest rates. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At the Company’s current level of borrowings, a one percent increase in our applicable rate would reduce annual pretax earnings by $38,000. The Company had no interest rate derivatives in place at September 29, 2007 to mitigate this risk.

Approximately $118,400 of our cash and cash equivalents at September 29, 2007 were invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the nine months ended September 29, 2007. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign activity. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchaser

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan

December 31, 2006 to February 3, 2007	8,205	$19.000	8,205	487,253
February 4, 2007 to March 3, 2007	210,000	17.901	210,000	277,253
March 4, 2007 to April 31, 2007	0	—	0	277,253
April 1, 2007 to May 5, 2007	0	—	0	277,253
May 6, 2007 to June 2, 2007	50,000	17.000	50,000	227,253
June 3, 2007 to June 30, 2007	0	—	0	227,253
July 1, 2007 to August 4, 2007	0	—	0	227,253
August 5, 2007 to September 1, 2007	0	—	0	227,253
September 1, 2007 to September 29, 2007	41,138	18.760	41,138	186,115
Total	309,343		309,343	186,115

(1)          The Board of Directors’ authorization for the repurchase of shares of the Company ‘s common stock was originally approved in 1995 with no expiration date. The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 4,000,000 shares, of which 186,115 may still be repurchased.

ITEM 3:

Not applicable.

ITEM 4:   Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5:   Other Information

Not applicable.

ITEM 6:   Exhibits

3.1                                 Articles (Exhibit 3.1)(1)

3.2                                 Bylaws (Exhibit 3.2)(2)

10.1                           Subscription Agreement between John L. Morgan and Winmark Corporation, dated June 28, 2007, to purchase approximately $1 million in unsecured subordinated notes of various maturities (Exhibit 4.4)(3)

10.2                           Fourth Amendment to Credit Agreement, dated August 15, 2007, between Winmark Corporation, Winmark Capital Corporation, Wirth Business Credit, Inc., Grow Biz Games, Inc. and LaSalle Bank N.A. (Exhibit 10.1)(4)

10.3                           Assignment and Acceptance, dated August 31, 2007, between Winmark Corporation and Allied Capital Corporation
(Exhibit 10.1)(5)

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

(4)                                  Incorporated by reference to the specified exhibit on the Current Report on Form 8-K, filed on August 21, 2007.

(5)                                  Incorporated by reference to the specified exhibit on the Current Report on Form 8-K, filed on September 5, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2007	By:	/s/ John L. Morgan
John L. Morgan Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: November 9, 2007	By:	/s/ Brett D. Heffes
Brett D. Heffes Chief Financial Officer and Treasurer

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 29, 2007

Exhibit No.	Description

3.1	Articles (Exhibit 3.1)(1)

3.2	Bylaws (Exhibit 3.2)(2)

10.1	Subscription Agreement between John L. Morgan and Winmark Corporation, dated June 28, 2007, to purchase approximately $1 million in unsecured subordinated notes of various maturities (Exhibit 4.4)(3)

10.2

Fourth Amendment to Credit Agreement, dated August 15, 2007, between Winmark Corporation, Winmark Capital Corporation, Wirth Business Credit, Inc., Grow Biz Games, Inc. and LaSalle Bank N.A. (Exhibit 10.1)(4)

10.3	Assignment and Acceptance, dated August 31, 2007, between Winmark Corporation and Allied Capital Corporation (Exhibit 10.1)(5)

31.1	Certification of Chief Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (Reg. No. 000-22012).

(3)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective March 30, 2007 (Reg. No. 333-133393).

(4)	Incorporated by reference to the specified exhibit on the Current Report on Form 8-K, filed on August 21, 2007.

(5)	Incorporated by reference to the specified exhibit on the Current Report on Form 8-K, filed on September 5, 2007