Form 10-K
period 2007-12-29
WINMARK CORP
filed 2008-03-18
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-22012

WINMARK CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1622691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4200 Dahlberg Drive, Suite 100, Minneapolis, MN 55422-4837

(Address of principal executive offices)(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (763) 520-8500

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, no par value per share	Nasdaq Global Market

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

Yes  ☒                                                        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐                                                          Accelerated filer  ☐

Non-accelerated filer  ☐                                                                Smaller reporting company ☒

                                                (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes  ☐                                                          No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, of the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $53,791,215.

Shares of no par value Common Stock outstanding as of March 12, 2008: 5,543,823 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 30, 2008 have been incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

WINMARK CORPORATION AND SUBSIDIARIES

PART I

ITEM 1:    BUSINESS

Background

We are a franchisor of four value-oriented retail store concepts that buy, sell, trade and consign merchandise.  Each of our retail store brands emphasizes consumer value by offering high-quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers’ used goods that have been outgrown or are no longer used.  The retail brands also offer new merchandise to customers.  We also franchise a concept that provides leasing and financing services to small businesses.

We also operate a middle-market equipment leasing business through our wholly owned subsidiary Winmark Capital Corporation.  Our middle-market leasing business serves large and medium-sized businesses and focuses on technology-based assets which generally cost of more than $250,000.  The businesses we target generally have annual revenue of $25,000,000 or more.  We generate middle-market equipment leases primarily through business alliances, equipment vendors and directly from customers.

We also operate a small-ticket financing business through our wholly owned subsidiary Wirth Business Credit, Inc. (formerly known as Winmark Business Solutions, Inc.).  Our small-ticket financing business serves small businesses and focuses on assets which generally have a cost of $5,000 to $250,000.  We primarily generate financing business through our Wirth Business Credit® franchisees.

Our significant assets are located within the United States, and we generate all revenues from United States operations other than franchising revenues from Canadian operations of approximately $2.0 million, $1.8 million and $1.7 million for 2007, 2006 and 2005, respectively.  For additional financial information, please see Item 6 — Selected Financial Data and Item 8 — Financial Statements and Supplementary Data.  We were incorporated in Minnesota in 1988.

Franchise Operations

Our four retail brands with their fiscal year 2007 system-wide sales, defined as estimated revenues generated by all franchise owned locations, are summarized as follows:

Play It Again Sports® - $250 million.

We began franchising the Play It Again Sports® brand in 1988.  Play It Again Sports® franchises sell, buy, trade and consign used and new sporting goods, equipment and accessories for a variety of athletic activities including hockey, wheeled sports (in-line skating, skateboards, etc.), fitness, ski/snowboard, golf and baseball/softball.  The franchises offer a flexible mix of merchandise that is adjusted to adapt to seasonal and regional differences.  Play It Again Sports® is known for providing the highest value to the customer by offering a mix of used and new sporting goods.  For the years ended 2007, 2006 and 2005, Play It Again Sports® contributed royalties and franchise fees of $10.4 million, $10.4 million and $10.2 million, respectively.  As a percentage of consolidated revenues for 2007, 2006 and 2005, these amounts equaled 33.3%, 38.1% and 38.4%, respectively.

Once Upon A Child® - $125 million.

We began franchising the Once Upon A Child® brand in 1993.  Once Upon A Child® franchises sell and buy used and new children’s clothing, toys, furniture, equipment and accessories.  This brand primarily targets cost-conscious parents of children ages infant to 10 years with emphasis on children ages seven years old and under.  These customers have the opportunity to sell their used children’s items to a Once Upon A Child® franchise when outgrown and to purchase quality used children’s clothing, toys, furniture and equipment at prices lower than new merchandise.  New merchandise is offered to supplement the used merchandise.  For the years ended 2007, 2006 and 2005, Once Upon A Child® contributed royalties and franchise fees of $5.4 million, $4.9 million and $4.3 million, respectively.  As a percentage of consolidated revenues for 2007, 2006 and 2005, these amounts equaled 17.3%, 17.7% and 16.2%, respectively.

Plato’s Closet® - $126 million.

We began franchising the Plato’s Closet® brand in 1999.  Plato’s Closet® franchises sell and buy used clothing and accessories geared toward the teenage and young adult market.  Customers have the opportunity to sell their used items to a Plato’s Closet® franchise when gently-used or outgrown and to purchase quality used clothing and accessories at prices lower than new merchandise.  For the years ended 2007, 2006 and 2005, Plato’s Closet® contributed royalties and franchise fees of $5.4 million, $4.2 million and $3.5 million, respectively.  As a percentage of consolidated revenues for 2007, 2006 and 2005, these amounts equaled 17.2%, 15.2% and 13.3%, respectively.

Music Go Round® - $25 million.

We began franchising the Music Go Round® brand in 1994.  Music Go Round® franchises sell, buy, trade and consign used and new musical instruments, speakers, amplifiers, music-related electronics and related accessories for parents of children who play musical instruments, as well as professional and amateur musicians.  For the years ended 2007, 2006 and 2005, Music Go Round® contributed royalties and franchise fees of $0.8 million, $0.8 million and $0.9 million, respectively.  As a percentage of consolidated revenues for 2007, 2006 and 2005, these amounts equaled 2.4%, 2.8% and 3.3%, respectively.

Wirth Business Credit®

We began franchising the Wirth Business Credit® business in 2006.  The Wirth Business Credit® brand franchises leasing and financing services businesses that provide franchisees an array of small-ticket equipment leasing and financing options funded through Winmark or its affiliates to offer to customers for business essential equipment and assets.  Wirth Business Credit® franchisees are paid a transaction fee for each leasing or financing transaction funded through Winmark or its affiliates, and as such Winmark Corporation does not receive royalties from Wirth Business Credit® franchisees.

The following table presents a summary of our franchising activity for the fiscal year ended December 29, 2007:

	TOTAL 12/30/06	OPENED	CLOSED	TOTAL 12/29/07	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS	% RENEWED
Play It Again Sports®
Franchises - US and Canada	388	14	(28)	374	20	20	100%

Once Upon A Child®
Franchises - US and Canada	214	15	(1)	228	13	13	100%

Plato’s Closet®
Franchises - US and Canada	181	32	(2)	211	—	—	N/A

Music Go Round®
Franchises - US	41	1	(4)	38	7	7	100%

Total Franchised Stores	824	62	(35)	851	40	40	100%

Wirth Business Credit®
Territories - US	20	21	0	41	—	—	N/A
Total Franchises/Territories	844	83	(35)	892	40	40	100%

Retail Brands Franchising Overview

We use franchising as a business method of distributing goods and services through our retail brands to consumers.  We also use franchising as a method to originate small-ticket leasing transactions with our Wirth Business Credit® franchises.  We discuss our Wirth Business Credit® franchise system in the Wirth Business Credit® Franchise System Subsection of this Business Section.  We, as franchisor, own a retail business brand, represented by a service mark or similar right, and an operating system for the franchised business.  We then enter into franchise agreements with franchisees and grant the franchisee the right to use our business brand, service marks and operating system to manage a retail business.  Franchisees are required to operate their retail businesses according to the systems, specifications, standards and formats we develop for the business brand.  We train the franchisees how to operate the franchised business.  We also provide continuing support and service to our franchisees.

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

•                  supporting Wirth Business Credit, Inc. and Winmark Capital Corporation; and

•                  pursuing new business opportunities.

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

At December 29, 2007, we had 53 signed retail franchise agreements that are expected to open in 2008.

We began franchising in Canada in 1991 and, as of December 29, 2007, had 63 franchised retail stores open in Canada.  The Canadian retail stores are operated by franchisees under agreements substantially similar to those used in the United States.

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

Purchasing

During training each franchisee is taught how to evaluate, purchase and price used goods.  In addition to purchasing used products from customers who bring merchandise to the store, the franchisee is also encouraged to develop sources for purchasing used merchandise in the community.  Franchisees typically do not repair or recondition used products, but rather, purchase quality used merchandise that may be put directly on display for resale on an ‘as is’ basis.  We have developed specialized computer point-of-sale systems for Once Upon A Child® and Plato’s Closet® stores that provide the franchisee with standardized pricing information to assist in the purchasing of used items.  Play It Again Sports®, Once Upon A Child® and Music Go Round® also use buying guides and the point-of-sale system to assist franchisees in pricing used items.

We provide centralized buying services including credit and billing for the Play It Again Sports® franchisees.  Upon credit approval, Play It Again Sports® franchisees may order through the buying group, in which case, product is shipped directly to the store by the vendor.  We are invoiced by the vendor, and in turn, we invoice the franchisee adding a 4% service fee to cover our costs of operating the buying group.  Our Play It Again Sports® franchise system uses several major vendors including Keys Fitness, Horizon Fitness, Nautilus, Easton Sporting Goods, The Hockey Company and Nike Bauer Hockey.  The loss of any of the above vendors would change the vendor mix, but not significantly change our products offered.

To provide the franchisees of our Once Upon A Child® and Music Go Round® systems a source of affordable new product, we have developed relationships with our significant vendors and negotiated prices for our franchisees to take advantage of the buying power a franchise system brings.

Our typical Once Upon A Child® franchised store purchases approximately 30% of its new product from Graco, Million Dollar Baby and Dorel Juvenile Group.  While we believe that there are several other vendors that could adequately replace the loss of any of these three major vendors, it would alter the selection of product offered.

There are no significant vendors to our typical Plato’s Closet® franchised store.

Retail Advertising and Marketing

We encourage our franchisees to implement a marketing program that includes one or more of the following: television, radio, direct mail, point-of-purchase materials, in store signage and local store marketing programs.  Through these mediums, we advertise that we buy, sell and trade used and new items.  Franchisees of the respective retail brands are required to spend the following minimum percentage of their gross sales on approved advertising and marketing: Play It Again Sports® - 5%, Once Upon A Child® - 5%, Plato’s Closet® - 5% and Music Go Round® - 3%.  Beginning in March 2008, the percentage for new and renewing Music Go Round® stores will increase to 5%.  In addition, Play It Again Sports®, Once Upon A Child®, Plato’s Closet® and Music Go Round® are required to pay us an annual marketing fee.  Franchisees may be required to participate in regional cooperative advertising groups.

Computerized Point-Of-Sale Systems

We require our retail brand franchisees to use a retail information management computer system in each store, which has evolved with the development of new technology.  This computerized point-of-sale system is designed specifically for use in our franchise retail stores.  The current system includes our proprietary Data Recycling System software, a dedicated server, two or more work station registers, a receipt printer, a report printer and a bar code scanner, together with software modules for inventory management, cash management and customer information management.  We require franchisees to purchase their computer hardware from us.  We charge a fee of approximately 4% for handling and configuration of systems sold through us.  The Data Recycling System software is designed to accommodate buying and consigning of used merchandise.  This system provides franchisees with an important management tool that reduces errors, increases efficiencies and enhances inventory control.  We provide both computer software and hardware support for the system through our Computer Support Center located at our Company headquarters.

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

Other Support Services

We assist each new franchisee with retail store site location by providing demographic data and general site selection information.  Third party vendors provide design layouts and opening materials including pricing materials, stationary, signage, fixtures, slat wall and carpeting.  Additional communication with retail brand franchisees is made through periodic updates, emails, broadcast faxes, extranet and semi-annual or annual conferences which generally include trade shows.

The Retail Franchise Agreement

We enter into franchise agreements with our franchisees.  The following is a summary of certain key provisions of our current standard retail brand franchise agreement.  Except as noted, the franchise agreements used for each of our retail brands are generally the same.  The Franchise Agreement signed by Wirth Business Credit® franchisees is described in the Wirth Business Credit® Franchise System subsection of this Business Section.

Each franchisee must execute our franchise agreement and pay an initial franchise fee.  At December 29, 2007, the franchise fee for all brands was $20,000 for an initial store in the U.S. and $23,300CAD for an initial store in Canada.  Once a franchisee opens its initial store, it can open additional stores, in any brand, by paying a $15,000 franchise fee for a store in the U.S. and $17,500CAD for a store in Canada, provided an acceptable territory is available and the franchisee meets the brand’s additional store standards.  The franchise fees for our initial retail store and additional retail store in Canada is based upon the exchange rate applied to the United States fee on the last business day of the preceding fiscal year.  The franchise fee in 2008 for an initial retail store will be $20,000CAD, and an additional retail store $15,000CAD.  Typically, the franchisee’s initial store is open for business within 270 days from the date the franchise agreement is signed.  The franchise agreement has an initial term of 10 years, with subsequent 10-year renewal periods, and grants the franchisee an exclusive geographic area, which will vary in size depending upon population, demographics and other factors.  A renewal fee equal to $5,000 is payable to us as part of any franchise renewal.  As an incentive, we generally refund the renewal fee if a franchisee modernizes its store to meet our standards.  Under current franchise agreements, franchisees of the respective brands are required to pay us weekly continuing fees (royalties) equal to the percentage of gross sales outlined in their Franchise Agreements, generally ranging from 4% to 5% for Play It Again Sports® and Once Upon A Child® and 3% for Music Go Round®.  Beginning in March 2008, the royalty rate for new Plato’s Closet franchisees will increase from 4% to 5%, and beginning in March 2009 the royalty rate for additional Plato’s Closet® stores for all franchisees will increase from 4% to 5%.  Also beginning in March 2009, the royalty rate for Play It Again Sports® franchisees opening their second or additional store will increase from 4% to 5%.

Each franchisee is required to pay us an annual marketing fee of $500 ($1,000 for each new Plato’s Closet® franchisee).  Beginning in March 2008, Play It Again Sports®, Once Upon A Child® and Music Go Round® marketing fees for new and renewing stores will increase to $1,000.  Each Play It Again Sports® and Once Upon A Child® franchisee is required to spend 5% of its gross sales for advertising and promoting its franchised store.  We have the option to increase the minimum advertising expenditure requirement for these franchises to 6% of the franchisee’s gross sales, of which up to 2% would be paid to us as an advertising fee for deposit in an advertising fund.  This fund, if initiated, would be managed by us and would be used for advertising and promotion of the franchise system.  Beginning in March 2008, new and renewing Music Go Round® franchisees will have the same advertising and promoting requirements as Play It Again Sports® and Once Upon A Child® franchisees.  In 2007, Plato’s Closet® adopted the advertising and promotional requirements of Play It Again Sports® and Once Upon A Child® for new and renewing franchisees.  Existing Music Go Round® franchisees are currently required to spend 3% of their gross sales for advertising and promoting their franchised stores, and Winmark has the option to increase the minimum advertising expenditure requirement for these franchisees to 4% of the franchisee’s gross sales, 1 ½% of which would be paid to us as an advertising fee for deposit in an advertising fund.  Existing Plato’s Closet® franchisees prior to 2007 are required to spend at least 4% of gross sales for approved advertising, and Winmark has the same option to increase minimum advertising expenditures to 6% of the franchisee’s gross sales described above.

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

In 2007, 20 Play It Again Sports® franchise agreements expired.  Of those franchise relationships, 20 were “renewed” with the signing of a new 10-year franchise agreement.  In 2008, 2009 and 2010, 9, 15 and 29 Play It Again Sports® franchise agreements will expire, respectively.

In 2007, 13 Once Upon A Child® franchise agreements expired.  Of those franchise relationships, 13 were “renewed” with the signing of a new 10-year franchise agreement.  In 2008, 2009 and 2010, 8, 24 and 22 Once Upon A Child® franchise agreements will expire, respectively.

In 2007, 7 Music Go Round® franchise agreements expired. Of those franchise agreements, 7 were “renewed” with the signing of a new 10-year franchise agreement.  In 2008, 2009 and 2010, 4, 4, and 1 Music Go Round® franchise agreements will expire, respectively.

None of our Plato’s Closet® franchise agreements will expire in 2008.  In 2009 and 2010, 11 and 22 Plato’s Closet® franchise agreements will expire, respectively.

None of our Wirth Business Credit® franchise agreements will expire in 2008, 2009 or 2010.

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

Our Play It Again Sports® franchisees compete with large retailers such as Dick’s Sporting Goods, The Sports Authority® as well as regional and local sporting goods stores.  We also compete with Target® and Wal-Mart® .

Our Once Upon A Child® franchisees compete primarily with large retailers such as Babies “R” Us®, Wal-Mart®, Target® Stores and various specialty children’s retail stores such as Gap® Kids. We compete with one other franchisor in the specialty children’s retail market.

Our Plato’s Closet® franchise stores primarily compete with specialty apparel stores such as Gap®, Abercrombie & Fitch®, Old Navy®, Banana Republic® and The Limited®.  We compete with one other franchisor in the teenage clothing retail market.

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

Wirth Business Credit® Franchise System

We franchise the right to operate a small business equipment leasing and finance business under the brand Wirth Business Credit®.  Franchisees in the Wirth Business Credit® franchise system market and sell small business equipment leasing and financing services offered by us.

Attracting Franchisees

Our franchise marketing program for Wirth Business Credit® seeks to attract prospective franchisees with a desire to operate their own sales and marketing business who:

•                  have a sufficient net worth;

•                  have prior sales or small business experience; and

•                  intend to be integrally involved in the operation of the franchise.

Franchise Support

As a franchisor of Wirth Business Credit®, our lease originations volume depends heavily on our ability to support competitive and successful Wirth Business Credit® franchisees.  We emphasize the following areas of franchise support and assistance in our Wirth Business Credit® franchise system:

•                  Training;

•                  Marketing; and

•                  Ongoing Support.

Training

Each franchisee, along with any hired salespersons, must attend our training program prior to commencing operations.  Soon after signing the franchise agreement, a Wirth Business Credit® franchisee is required to participate in our training program.  We begin with pre-training.  At pre-training, we cover, among other topics, sales basics, owning your own business and valuation.  Our franchisees next come to our headquarters for a week-long training session.  This week-long training session covers the basics of leasing, market orientation, lead generation, selling to vendors, owning your own business, business planning, credit basics, marketing, computer and software training and the nature of our franchise relationship.

After the initial week of training, we continue to support our Wirth Business Credit® franchisees.  We provide sales support to our franchisees through our territory managers in Minneapolis.  Franchisees have the ability to regularly interact with our territory managers. Our territory managers provide the opportunity to each franchisee to work together on monthly sales planning and analysis.  In addition, we deliver new tools and programs to our franchisees periodically.

We have an annual conference for our franchise system.  At the conference, our franchisees have the opportunity to learn from each other and from us new information about how to operate more effectively.

Marketing

We encourage our franchisees to implement a marketing program that includes one or more of the following: direct mail, direct email, advertising in approved industry and business publications, joining networking groups and telemarketing.  Franchisees are required to spend 4% of their compensation on developing new customers in their local Market Area.  In addition, franchisees are required to pay us an annual marketing fee of $500.  Franchisees may be required to participate in regional cooperative advertising groups.

Ongoing Support

In addition to receiving support from their territory manager, operations managers support franchisees by expediting the lease transaction process.  An operations manager ensures credit applications are complete, interfaces with the credit department, manages vendor relations and documents transactions a Wirth Business Credit® franchisee submits.  We also provide any changes to the franchise system to our franchisees as they are available.  We provide all updates to our Operations Manual to franchisees.  We continue to develop marketing materials to assist franchisees in the generation of financing transactions.

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

Each franchisee must execute our franchise agreement and pay an initial franchise fee.  The Initial Franchise Fee for our standard market area is $35,000.  However, beginning in March 2008, we have amended our “Pioneer Program,” which offers a reduced initial franchise fee to prospective franchisees for their first territory and second territory.  The Pioneer Program reduces the initial franchise fee to $22,500 for the first territory.  In addition, $10,000 of the $22,500 fee is eligible for reimbursement from us if a franchisee spends amounts on qualified marketing expenditures within 12 months of signing the Franchise Agreement.  For their second territory, the Initial Franchise Fee is $10,000, $5,000 of which is eligible for reimbursement from us if the franchisee spends amounts on qualified marketing expenditures with 12 months of signing the Franchise Agreement.  Wirth may, at its discretion, award more than two territories at one time using the Pioneer Program.

Our franchisees pay no continuing fees in the form of royalty payments like the retail brand franchisees.  Instead, a Wirth Business Credit® franchisee’s compensation primarily depends on the profit a franchisee adds to a transaction.  Franchisees are paid monthly.

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

At the end of the term of each 10-year term of each Wirth Business Credit® franchise agreement, each franchisee has the option to “renew” the franchise relationship by signing a new 10-year franchise agreement.  If a franchisee chooses not to sign a new franchise agreement, a franchisee must comply with all post termination obligations including the franchisee’s non-competition clause.  None of our Wirth Business Credit® franchise agreements will expire in 2008, 2009 or 2010.

The small-ticket leasing industry is very competitive.  Our franchisees compete directly with multiple financial institutions, many of which have greater financial resources than us.  We compete with various other franchise opportunities for franchisees.  We are not aware of any other companies offering similar franchising opportunities in the small-ticket financing industry.

Equipment Leasing Operations

We are engaged in the business of providing non-cancelable leases for high-technology and business-essential assets to both larger organizations and smaller, growing companies.  We started our equipment leasing operations in April of 2004, and we are currently in the early stages of this portion of our business.

We operate our middle-market leasing operation through Winmark Capital Corporation, a wholly owned subsidiary.  We operate our small-ticket financing operation through Wirth Business Credit, Inc., a wholly owned subsidiary (formerly known as Winmark Business Solutions, Inc.).  We incorporated both of the corporations on April 2, 2004.  To differentiate ourselves from our competitors in the leasing industry, we offer innovative lease and financing products and concentrate on building long-term, relationship-based associations with our customers and business alliances.

Winmark Capital Corporation

Winmark Capital Corporation focuses on middle-market transactions that generally have terms from two to five years and are with large organizations.  We target businesses with annual revenue of $25,000,000 or more.  Such transactions are generally larger than $250,000 and include high-technology equipment and/or business essential equipment, including computers, telecommunications equipment, point-of-sale systems and other business-essential equipment.  The leases are retained in our portfolio to accommodate equipment additions and upgrades to meet customers’ changing needs.

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

Generally, high-technology equipment, such as data processing equipment, does not suffer from material physical deterioration if properly maintained.  Our leased equipment is kept under continual maintenance, in accordance with the manufacturer’s specifications, most often provided by the manufacturer.  The economic life and residual value of data processing equipment is subject to, among other things, the development of technological improvements and changes in sale and maintenance terms initiated by the manufacturer.

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

Leasing and Sales Activities

Our middle-market lease products are marketed nationally through our principal office in Golden Valley, Minnesota and our satellite offices in Boulder, Colorado and Santa Barbara, California.

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

Wirth Business Credit, Inc.

Our small-ticket financing operation serves the needs of small businesses.  Small-ticket financing transactions are typically between $5,000 and $250,000, have terms of between two and five years and cover business essential assets, including computers, printing equipment, security systems, telecommunications equipment, car wash equipment, production equipment and other assets.  Small-ticket financing products are marketed under the trade name Wirth Business Credit® through our network of Wirth Business Credit® franchisees or directly through our employed sales representatives.

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

Business Strategy

Key elements of our small-ticket business strategy include:

•                  Local Presence.  Through a network of franchisees, Wirth Business Credit® maintains a local presence in its markets.

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

Leasing and Sales Activities

We originate financing transactions through our Wirth Business Credit® franchisees and territory managers employed by Wirth Business Credit, Inc.  We focus our sales efforts on establishing relationships with organizations with influence over many small businesses such as vendors, franchisors and trade associations.

As described above, we franchise the right to operate small businesses under the name Wirth Business Credit®.  Our franchisees in our Wirth Business Credit® franchise system are dedicated to originating equipment lease and financing transactions.  Our franchisees build business relationships at the local level and also have the support and infrastructure of a national leasing company.

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

To date, we have funded the vast majority of our leases internally using our available cash or bank debt.  Leases are funded internally for a variety of reasons, including:

•                  we may have a sufficient amount of cash on hand;

•                  lease amounts are too small to be attractive to financial institutions;

•                  the credit strength of the customer is acceptable only for recourse funding; or

•                  when we intend to discount a lease but the discounting process has not been completed.

We will rely on recourse bank facilities to fund both our middle-market and small-ticket portfolios.  We currently have a $25 million line of credit with LaSalle Bank, N.A. with the ability to increase the line of credit to $50 million if certain conditions are met.  We may also use the proceeds from our offering of $50 million in principal of unsecured subordinated debt of varying interest rates and maturity dates filed on Form S-1 to fund both our middle-market and small-ticket portfolios.  As of December 29, 2007, we have $21.0 million outstanding in unsecured subordinated notes.

Equipment Leasing Competition

We compete with a variety of equipment financing sources that are available to businesses, including:  national, regional and local finance companies that provide lease and loan products; financing through captive finance and leasing companies affiliated with major equipment manufacturers; credit card companies; and commercial banks, savings and loans, and credit unions.  Many of these companies are substantially larger than we are and have considerably greater financial, technical and marketing resources than we do.

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

Additional legislation, both at the federal and state levels, could expand pre-sale disclosure requirements, further regulate substantive aspects of the franchise relationship and require us to file our Franchise Disclosure Documents with additional states.  We cannot predict the effect of future franchise legislation, but do not believe there is any imminent legislation currently under consideration which would have a material adverse impact on our operations.

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

Trademarks and Service Marks

Play It Again Sports®, Once Upon A Child®, Plato’s Closet®, Music Go Round®, Winmark®, Winmark Business Solutions®, Wirth Business Credit®, Winmark Capital® and LeaseManager®, among others, are our registered service marks.  These marks are of considerable value to our business.  We intend to protect our service marks by appropriate legal action where and when necessary.  Each service mark registration must be renewed every 10 years.  We have taken, and intend to continue to take all steps necessary to renew the registration of all our material service marks.

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

Employees

As of December 29, 2007, we employed 102 full-time and three part-time employees, of which 12 were salespersons, 59 were support personnel and 34 were administrative.

ITEM 1A:              RISK FACTORS

We are dependent on franchise renewals.

Each of our franchise agreements is 10 years long.  At the end of the term of each franchise agreement, each franchisee has the option to “renew” the franchise relationship by signing a new 10-year franchise agreement.  In 2007, of the 20 franchisees that had their Play It Again Sports® franchise agreement expire, 20 signed new 10-year franchise agreements.  In 2008, 2009 and 2010, 9, 15 and 29 Play It Again Sports® franchise agreements will expire, respectively.  In 2007, of the 13 franchisees that had their Once Upon A Child® franchise agreement expire, 13 signed new 10-year franchise agreements. In 2008, 2009 and 2010, 8, 24 and 22 Once Upon A Child® franchise agreements will expire, respectively.  In 2007, of the 7 franchisees that had Music Go Round® franchise agreement expire, 7 signed new 10-year franchise agreements.  In 2008, 2009 and 2010, 4,4 and 1 Music Go Round® franchise agreements will expire, respectively.  In 2007, none of our Plato’s Closet® franchise agreements expired.  None of our Plato’s Closet® franchise agreements will expire in 2008 and 11 and 22 Plato’s Closet® franchise agreements will expire in 2009 and 2010, respectively.  We believe that renewing a significant number of these franchise relationships is extremely important to our continued success.  If a significant number of franchise relationships are not renewed our financial performance would be materially and adversely affected.

We have suffered declines in the number of Play It Again Sports® franchises.

The number of our Play It Again Sports® franchises has continued to decline.  In 1999, Play It Again Sports® closed 58 stores and opened 12 stores, a net loss of 46 stores.  In 2000, Play It Again Sports® closed 64 stores and opened 15 stores, a net loss of 49 stores.  In 2001, Play It Again Sports® closed 59 stores and opened 10 stores, a net loss of 49 stores.  In 2002, Play It Again Sports® closed 35 stores and opened 7 stores, a net loss of 28 stores.  In 2003, Play It Again Sports® closed 37 stores and opened 10 stores, a net loss of 27 stores.  In 2004, Play It Again Sports® closed 27 stores and opened 12 stores, a net loss of 15 stores.  In 2005, Play It Again Sports® closed 26 stores and opened 10 stores, a net loss of 16 stores.  In 2006, Play It Again Sports® closed 22 stores and opened 14 stores, a net loss of 8 stores.  In 2007, Play It Again Sports® closed 28 stores and opened 14 stores for a net loss of 14 stores.  It is extremely important to our future success that the net loss of Play It Again Sports® stores be slowed and ultimately reversed.  We believe that a certain number of stores will close each year.  Our objective is to minimize store closings by continuing our investment in franchisee support services such as franchisee training, Winmark Business Solutions and the Winmark computer support center, by investing capital to improve Winmark’s proprietary point-of-sale software system and continuing to train our field operations personnel to better serve franchisee needs.  There can be no assurance that we will be successful in reducing or reversing the decline in Play It Again Sports® franchises.  If we are not successful, it would have a material adverse effect on our financial condition and results of operation.

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

We believe that a substantial majority of franchises sold but not opened will open within the time period permitted by the applicable franchise agreement or we will be able to resell the territories for most of the terminated or expired franchises.  However, there can be no assurance that substantially all of the currently sold but unopened franchises will open and commence paying royalties to us.  At December 29, 2007, we had 53 franchise agreements expected to open in 2008.

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

Our equipment leasing businesses compete with a variety of equipment financing sources that are available to businesses, including: national, regional, and local finance companies that provide leases and loan products; financing through captive finance and leasing companies affiliated with major equipment manufacturers; and commercial banks, savings and loans, credit unions and credit cards.  Many of these companies are substantially larger than we are and have considerably greater financial, technical and marketing resources than we do.  There can be no assurances that we will be able to successfully compete with these larger competitors.

We are in the early stages of our equipment leasing operations and there can be no assurance that we will be successful.

We began our equipment leasing operations in April of 2004.  We began franchising Wirth Business Credit® in 2006.  As a result, there can be no assurance that any of our planned future leasing activities will be successful.  An inability to successfully launch and operate our equipment leasing business will have a material negative affect on our financial results.

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

Deteriorated economic or business conditions may negatively impact our leasing business.

In an economic slowdown or recession, our equipment leasing businesses may face an increase in delinquent payments, lease defaults and credit losses.  The volume of leasing business for our new and existing customers may decline, as well as the credit quality of our customers.  Because we extend credit primarily to small businesses through our subsidiary Wirth Business Credit, Inc., and to many emerging companies through our subsidiary Winmark Capital Corporation, our customers may be particularly susceptible to economic slowdowns or recessions.  Any protracted economic slowdowns or recessions may make it difficult for us to maintain the volume of lease originations for new and existing customers, and may deteriorate the credit quality of new leases.  Any of these events may slow the growth of our leasing portfolio and impact the profitability of our leasing operations.

We must control our selling, general and administrative expense to be successful.

Our ability to control the amount, and rate of growth in, selling, general and administrative expenses and the impact of unusual items resulting from our ongoing evaluation of our business strategies, asset valuations and organizational structures is important to our financial success.  We expect to incur significant additional expenses in connection with the expansion of Wirth Business Credit, Inc. and Winmark Capital Corporation.  In the near term, our leasing income will not exceed our expenses.  We cannot assure any investor that we will be able to control such items of expense.

We have made minority investments outside of our franchise and leasing businesses and have suffered losses in these investments.

We currently have investments in two private companies.

We have purchased 18.3% of the common stock of Tomsten, Inc., a privately held corporation (d/b/a Archiver’s).  Archiver’s is a retail concept created to help people preserve and enjoy their photographs.  Archiver’s stores feature a wide variety of photo-safe products, including photo albums, scrapbooks and scrapbook supplies, frames, rubber stamps, and photo storage and organization products.

Since the inception of our investment in 2002, Archiver’s has lost over $11.0 million in pre-tax income.  Our pro rata share of Archiver’s losses has equaled $2.0 million.  As of December 29, 2007, the carrying value of our $7.5 million investment equaled $5.5 million.  If Archiver’s continues to sustain losses, it may need to seek external financing in the form of equity and/or debt.  Archiver’s continued losses, inability to find capital, or ability to find capital on unattractive terms may result in an impairment to the carrying value of our investment and a reduction in our book value.

On October 13, 2004, we made a commitment to lend $2 million to BridgeFunds Limited at an annual rate of 12% pursuant to several senior subordinated promissory notes.  Each note has a maturity of five years.  BridgeFunds advances funds to claimants involved in civil litigation to cover litigation expenses.  We have funded our $2 million commitment.  In addition, we own a warrant to purchase 8.8% of the equity of BridgeFunds on a fully diluted basis.  On August 23, 2007, in connection with raising capital, BridgeFunds Limited completed a restructuring where all assets and liabilities, including the warrant, were assigned to and assumed by BridgeFunds, LLC (“BridgeFunds”).  BridgeFunds’ success depends upon its ability to continue to raise capital.  There can be no assurance that BridgeFunds will be able to raise capital to fund its operations.

Each of our minority investments is either in a relatively new or unproven business.  Any of these businesses may not succeed and ultimately be forced to cease operations.  Also, there is not a market for the equity of Tomsten, Inc. or BridgeFunds, and as a result our shares of stock in Tomsten and our BridgeFunds warrant may be of no value.  Our ability to receive our investment back and realize a cash return on our investment in these companies will depend on the development of a market for such companies’ equity or the sale of such companies.  In addition, BridgeFunds may not have the ability to pay interest on amounts owed to us or to repay principal amounts owed to us.

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

ITEM 1B:              UNRESOLVED STAFF COMMENTS

None.

ITEM 2:                 PROPERTIES

We lease 34,184 square feet at our headquarters facility in Golden Valley, Minnesota.  Our base rent is $218,980 per year.  We have an option at anytime during the remaining term of the lease to rent the entire remaining balance of the building.  We are obligated to pay the common area maintenance and other additional rent relating to the entire 34,184 square feet.  In 2007, we paid an annual base rent of $218,980 plus common area maintenance charges of approximately $295,100.  The lease, as amended, expires in August 2009.  Our facilities are sufficient to meet our current needs and our immediate future needs.

ITEM 3:                 LEGAL PROCEEDINGS

We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 4:                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

PART II

ITEM 5:                                                  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders, Dividends

Effective December 2, 2003, the trading of our common stock moved from the Nasdaq SmallCap Market, now known as the Nasdaq Capital Market, to the Nasdaq National Market, now known as the Nasdaq Global Market, under the symbol “WINA”.  The table below sets forth the high and low bid prices of our common stock as reported by Nasdaq for the periods indicated:

FY 2007:	First	Second	Third	Fourth	FY 2006:	First	Second	Third	Fourth
High	19.90	19.70	21.30	23.11	High	24.09	27.48	27.13	24.27
Low	16.00	16.24	16.24	19.00	Low	20.00	21.30	21.46	18.09

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  At March 12, 2008, there were 5,543,823 shares of common stock outstanding held by approximately 122 shareholders of record.  We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan

December 31, 2006 to February 3, 2007	8,205	$19.000	8,205	487,253
February 4, 2007 to March 3, 2007	210,000	17.910	210,000	277,253
March 4, 2007 to March 31, 2007	0	—	0	277,253
April 1, 2007 to May 5, 2007	0	—	0	277,253
May 6, 2007 to June 2, 2007	50,000	17.000	50,000	227,253
June 3, 2007 to June 30, 2007	0	—	0	227,253
July 1, 2007 to August 4, 2007	0	—	0	227,253
August 5, 2007 to September 1, 2007	0	—	0	227,253
September 2, 2007 to September 29, 2007	41,138	18.760	41,138	186,115
September 30, 2007 to November 3, 2007	0	—	0	186,115
November 4, 2007 to December 1, 2007	0	—	0	186,115
December 2, 2007 to December 29, 2007	1,361	19.980	1,361	184,754
Total	310,704	$17.910	310,704	184,754

(1)

The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date. The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 4,000,000 shares, of which 184,754 may still be repurchased.

ITEM 6:                                                  SELECTED FINANCIAL DATA

The following table sets forth selected financial information for the periods indicated.  The information should be read in conjunction with the consolidated financial statements and related notes discussed in Item 8 and 15, and Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed in Item 7.

	Fiscal Year Ended
	(in thousands except per share data)
	December 29, 2007	December 30, 2006(3)	December 31, 2005(1)(3)	December 25, 2004(3)	December 27, 2003(3)
Revenue:
Royalties	$20,447	$19,212	$17,875	$16,889	$16,333
Leasing income	4,416	1,853	437	65	—
Merchandise sales	3,999	4,469	6,655	8,734	13,428
Franchise fees	1,724	1,246	1,052	984	860
Other	579	591	581	530	622
Total revenue	31,165	27,371	26,600	27,202	31,243
Cost of merchandise sold	3,837	4,283	5,506	7,228	10,692
Leasing expense	1,031	227	7	—	—
Provision for credit losses	604	341	90	13	—
Selling, general and administrative expenses	19,267	17,158	16,503	13,336	14,156
Income from operations	6,426	5,362	4,494	6,625	6,395
Gain (loss) from equity investments(2)	(359)	117	(1,419)	(1,005)	(526)
Gain on sale of marketable securities	—	—	27	174	102
Interest expense	(1,457)	(729)	—	—	—
Interest and other income	539	867	303	267	182
Income before income taxes	5,149	5,617	3,405	6,061	6,153
Provision for income taxes	2,104	2,279	1,555	2,789	2,530
Net income	$3,045	$3,338	$1,850	$3,272	$3,623

Earnings per common share - diluted	$.54	$.56	$.29	$.50	$.57
Weighted average shares outstanding - diluted	5,591	6,007	6,358	6,500	6,321
Balance Sheet Data:
Working capital	$(1,807)	$2,297	$4,776	$8,215	$6,634
Total assets	56,947	36,012	25,038	23,511	18,708
Total debt	37,261	15,978	—	—	—
Shareholders’ equity	12,669	14,161	20,776	20,297	14,954
Selected Financial Ratios:
Return on average assets	6.6%	10.9%	7.6%	15.5%	20.8%
Return on average equity	22.7%	19.1%	9.0%	18.6%	27.0%

(1)	Included in gain (loss) from equity investments is a $937,600 impairment charge for the write off of the Company’s investment in eFrame, LLC in 2005.

(2)

Included in gain (loss) from equity investment are charges of $359,600, $133,400, $249,600, $810,200 and $390,100 for the years 2007, 2006, 2005, 2004 and 2003, respectively, due to the Company’s investment in Tomsten, Inc.

(3)	In accordance with GAAP, prior periods are presented assuming the Company had used the equity method of accounting since the inception of the Company’s investment. (See Note 3).

ITEM 7:                                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

As of December 29, 2007, we had 892 franchises operating under the following brands:  Play it Again Sports®, Once Upon a Child®, Plato’s Closet®, Music Go Round® and Wirth Business Credit®.  Management tracks closely the following criteria to evaluate current business operations and future prospects: royalties, franchise fees, leasing activity, selling, general and administrative expenses, franchise openings and closings and franchise renewals.

Our most profitable sources of franchising revenue are royalties earned from our franchise partners and franchise fees for new openings and transfers.

During 2007, our royalties increased $1,234,700 or 6.4% compared to 2006.  Franchise fees increased $478,400 or 38.4% compared to last year and primarily reflect consistent new openings in established brands and the addition of the new Wirth Business Credit® franchise system.  During 2007, revenue generated from the Company’s leasing activities was $4,416,200 compared to $1,852,700 in the same period last year.  (See Note 13 — “Segment Reporting.”)  The Company’s leasing portfolio was $41.9 million at December 29, 2007.  (Net investment in leases — current plus net investment in leases — long-term.)

Management monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the fiscal year ended December 29, 2007:

	TOTAL 12/30/06	OPENED	CLOSED	TOTAL 12/29/07	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS	% RENEWED
Play It Again Sports®
Franchises - US and Canada	388	14	(28)	374	20	20	100%

Once Upon A Child®
Franchises - US and Canada	214	15	(1)	228	13	13	100%

Plato’s Closet®
Franchises - US and Canada	181	32	(2)	211	—	—	N/A

Music Go Round®
Franchises - US	41	1	(4)	38	7	7	100%

Total Franchised Stores	824	62	(35)	851	40	40	100%

Wirth Business Credit®
Territories - US	20	21	0	41	—	—	N/A
Total Franchises/Territories	844	83	(35)	892	40	40	100%

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  In 2007, the Company renewed 100% of franchise agreements up for renewal.  This percentage of renewal has ranged between 93% and 100% during the last three years.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During 2007, selling, general and administrative expense increased primarily due to salaries, outside services, development advertising and amortization of initial direct costs and are as follows:

	2007	2006
Selling, general and administrative expenses	$19,267,400	$17,157,900

Our ability to grow our profits is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchises, (iii) increase lease originations and minimize write-offs in our leasing portfolios, and (iv) control our selling, general and administrative expenses.  A detailed description of the risks to our business along with other risk factors can be found in Item 1A “Risk Factors”.

Results of Operations

The following table sets forth selected information from the Company’s Consolidated Statements of Operations expressed as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Fiscal Year Ended		Fiscal 2007
	December 29, 2007	December 30, 2006	over (under) 2006
Revenue:
Royalties	65.6%	70.2%	6.4%
Leasing income	14.2	6.8	138.4
Merchandise sales	12.8	16.3	(10.5)
Franchise fees	5.5	4.6	38.4
Other	1.9	2.1	(2.0)
Total revenue	100.0	100.0	13.9

Cost of merchandise sold	(12.3)	(15.7)	(10.4)
Lease expense	(3.3)	(0.8)	354.0
Provision for credit losses	(2.0)	(1.2)	77.2
Selling, general and administrative expenses	(61.8)	(62.7)	12.3
Income from operations	20.6	19.6	19.9
Gain (loss) from equity investments	(1.1)	0.4	(408.4)
Interest expense	(4.7)	(2.7)	99.9
Interest and other income	1.7	3.2	(37.8)
Income before income taxes	16.5	20.5	(8.3)
Provision for income taxes	(6.7)	(8.3)	(7.7)
Net income	9.8%	12.2%	(8.8)%

Revenue

Royalties and Franchise Fees

Revenues for the year ended December 29, 2007 totaled $31.2 million compared to $27.4 million for the comparable period in 2006.

Royalties increased to $20.4 million for 2007 from $19.2 million for the same period in 2006, a 6.4% increase.  The increase was due to higher Plato’s Closet® and Once Upon A Child® royalties of $1,039,600 and $349,100, respectively.  The increase in Plato’s Closet® and Once Upon A Child® royalties is primarily due to having 30 additional Plato’s Closet® and 14 additional Once Upon A Child® franchise stores in 2007 compared to the same period last year and higher franchisee retail sales in both brands.

Franchise fees include initial franchise fees from the sale of new franchises and transfer fees related to the transfer of existing franchises.  Franchise fee revenue is recognized when the franchise opens or when the franchise agreement is assigned to a buyer of a franchise.  Franchisees of the retail brands are required to pay an initial franchise fee of $20,000 for each initial franchise ($23,300CAD in Canada) and $15,000 for each additional franchise ($17,500CAD in Canada).  The franchise fees for Wirth Business Credit® are $35,000, but are reduced by the Pioneer Program as described in the Franchising subsection of the Business Section.  Franchise fees increased to $1,724,100 for 2007 compared to $1,245,700 for 2006.  Eighty-three franchise territories were opened in 2007 compared to 70 franchise territories opened during 2006.

Leasing Income

Leasing income increased to $4,416,200 in 2007 compared to $1,852,700 for the same period in 2006.  The increase is due to a larger lease portfolio in 2007 compared to 2006.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group or through our Computer Support Center (“Direct Franchisee Sales”).  For the previous two years ended, merchandise sales were as follows:

	2007	2006
Direct Franchisee Sales	$3,999,500	$4,469,300

Direct Franchisee Sales revenues decreased $469,800, or 10.5%, for the year ended December 29, 2007 compared to the same period last year.  This is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having 14 fewer Play It Again Sports® stores open than one year ago.

Cost of Merchandise Sold

Cost of merchandise sold decreased $446,100 or 10.4% in 2007 compared to the same period last year.  The decrease was primarily due to a decrease in Direct Franchisee Sales discussed in the revenue section.

Cost of merchandise sold includes in-bound freight and the cost of merchandise sold to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”).  The cost of merchandise sold as a percentage of Direct Franchisee Sales for 2007 and 2006 were as follows:

	2007	2006
Direct Franchisee Sales	95.9%	95.8%

Leasing Expense

Leasing expense increased to $1,031,000 in 2007 compared to $227,100 in 2006.  The increase is due to interest on increased borrowing in connection with the growth of the Company’s lease portfolio.

Selling, General and Administrative Expenses

The $2,109,500, or 12.3%, increase in selling, general and administrative expenses in 2007 compared to the same period in 2006 is primarily due to increases in salaries, outside services, amortization of initial direct costs and development advertising of $845,000, $369,000, $297,000 and $144,000, respectively.  The increase in salaries includes $619,200 of additional expenses related to the departure of leasing sales staff.

Gain (Loss) from Equity Investments

During 2007, the Company recorded a loss of $359,600 from our investment in Tomsten.  During 2006, the Company sold its investment in eFrame, LLC (“eFrame”) resulting in a gain of $250,000 and recorded a loss of $133,400 from our investment in Tomsten.  This represents our pro rata share of Tomsten losses for the periods.  See the section in this Form 10-K entitled “Risk Factors”.  (See Note 3.)

Interest Expense

Interest expense increased to $1,456,800 in 2007 compared to $728,700 in 2006.  The increase is due to interest on borrowings on the line of credit and renewable subordinated notes.

Interest and Other Income

During 2007, the Company had interest and other income of $539,100 compared to $867,300 of interest and other income in 2006.  The decrease is primarily due to the $360,000 transaction fee recognized in 2006 on the Commercial Credit Group redemption and investment agreement.  (See Note 3.)

Income Taxes

The provision for income taxes was calculated at an effective rate of 40.9% and 40.6% for 2007 and 2006, respectively.

Segment Comparison of the Year Ended December 29, 2007 to

Year Ended December 30, 2006

The Company currently has two reportable business segments, franchising and leasing.  The franchising segment franchises value-oriented retail store concepts that buy, sell, trade and consign merchandise and Wirth Business Credit, Inc., the Company’s small-ticket leasing franchise.  The leasing segment, which commenced operations in 2004, includes (i) Winmark Capital Corporation, a middle-market equipment leasing business and (ii) Wirth Business Credit, Inc., a small-ticket financing business.  Segment reporting is intended to give financial statement users a better view of the Company.  The Company’s internal management reporting is the basis for the information disclosed for its business segments.  The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	Year Ended
	December 29, 2007	December 30, 2006
Revenue:
Franchising	$26,749,000	$25,517,800
Leasing	4,416,200	1,852,700
Total revenue	$31,165,200	$27,370,500

Reconciliation to operating income:
Franchising segment operating income	$9,137,700	$8,627,600
Leasing segment operating loss	(2,711,800)	(3,266,100)
Total operating income	$6,425,900	$5,361,500

Franchising segment operating income

The franchising segment’s 2007 operating income increased by $510,100 or 5.9% to $9.1 million from $8.6 million for 2006.  The increase in segment contribution was primarily due to higher royalty and franchise fee income of $1,234,700 or 6.4% and $478,400 or 38.4%, respectively, partially offset by increases in corporate allocations and selling, general and administrative expenses.  The increase in royalties was primarily due to higher Plato’s Closet® and Once Upon A Child® royalties of $1,039,600 and $349,100, respectively, partially offset by lower Play It Again Sports® royalties of $125,200.  The increase in Plato’s Closet® and Once Upon A Child® royalties is primarily due to having 30 additional Plato’s Closet® and 14 additional Once Upon A Child® franchise stores open in 2007 compared to the same period last year and higher franchisee retail sales in both brands.

                Leasing segment operating loss

The leasing segment’s 2007 operating loss decreased $554,300 or 17.0% to ($2.7 million) compared to a loss of ($3.3 million) during 2006.  This improvement was primarily due to a $2.6 million increase in leasing income partially offset by a $2.0 million increase in direct costs, including corporate allocations, associated with the leasing segment.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the income statement that affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.  The most significant component of the balance sheet that affects liquidity is long-term investments.  Long-term investments includes $7.5 million of illiquid investments in two private companies: Tomsten, Inc. and BridgeFunds, LLC.

The Company ended 2007 with $1.3 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of .90 to 1.0 compared to $1.0 million in cash and cash equivalents and a current ratio of 1.25 to 1.0 at the end of 2006.

Operating activities provided cash of $6.3 million for 2007 compared to $5.1 million for the same period last year.  Cash provided by operating assets and liabilities include a $1,529,500 increase in advance and security deposits due to increased lease originations.  The change in income tax receivable provided cash of $646,400 due to utilizing prior year-end tax overpayments.  The change in prepaid expenses provided cash of $330,200 primarily due to the reduction in prepaid commissions due to the departure of leasing sales staff.  Cash utilized by operating assets and liabilities include a $194,000 decrease in accounts payable due to a decrease in buying group activity.

Investing activities used $22.1 million of cash during 2007 compared to $12.2 million during the same period of 2006, primarily due to the purchase of equipment for lease contracts, partially offset by collections on lease receivables and proceeds on sales of long-term investments.

Financing activities provided $16.1 million of cash during 2007 compared to $5.2 million during 2006.  The increase in 2007 was primarily due to $29.2 million provided by proceeds from borrowings, partially offset by $5.6 million used to repurchase 310,704 shares of our common stock and $7.9 million used to repay matured debt.

The Company has future operating lease commitments for our corporate headquarters and has remained a guarantor on Company-owned retail stores that have been previously sold or closed at December 29, 2007.  See Note 6 and Note 12 to the consolidated financial statements.

As of December 29, 2007, the Company’s off balance sheet obligations were limited to the obligations under the lease for the Company’s corporate headquarters.  The term of the lease expires in August 2009.

As of December 29, 2007, the Company had no other material outstanding commitments.

On March 31, 2006, the Company entered into a Second Amendment (the “Second Amendment”) to our $15,000,000 line of credit with LaSalle Bank National Association (as amended, the “Credit Facility”).  The Credit Facility allows us various interest rate options, including fixed rate, LIBOR plus 2% and the bank’s base rate plus 200 basis points.  The Second Amendment, among other things, extends the term of the Credit Facility to March 31, 2010, and allows us to increase our obligations under the Credit Facility over time up to $25,000,000 provided that certain conditions are met.  As a result of the Second Amendment, certain financial covenants in the Credit Facility have changed, including (i) minimum tangible net worth; (ii) minimum interest coverage ratio; and (iii) maximum senior leverage ratio.

On May 19, 2006, the Company entered into a Third Amendment (the “Third Amendment “) to our Credit Facility. The Third Amendment, among other things, affirms the Lender’s consent to the repurchase of Rush River’s 420,000 shares of Winmark common stock (“Repurchase”).  The Third Amendment also amends the definition of minimum tangible net worth in the Credit Facility to add into the Company’s minimum tangible net worth the amount paid by us for the Repurchase, $9.891 million, until December 31, 2006.

On August 15, 2007, the Company entered into a Fourth Amendment to our Credit Facility that, among other things, extends the term of the Credit Facility from March 31, 2010 to March 31, 2012 and allows the Company to increase its obligations under the Credit Facility to $25,000,000.

On November 12, 2007, the Company entered into a Fifth Amendment to our Credit Facility, that among other things, allows the Company to increase the commitment under the Credit Facility from the initial amount of $25,000,000 to an amount that does not exceed $50,000,000, provided that certain conditions are met.  Any increase from the initial commitment must be in minimum integral amounts of $5,000,000, and no single increase can exceed $25,000,000.

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

On April 19, 2006, we announced the filing of a “shelf registration” on Form S-1 registration statement with the Securities and Exchange Commission for the sale of up to $50 million of renewable subordinated unsecured notes with maturities from three months to ten years.  In June 2006, the Form S-1 registration became effective.  In March 2007, the Company filed Post-Effective Amendment Number 2 to the public offering that was declared effective March 30, 2007.  In November 2007, the Company filed Post-Effective Amendment Number 3 to the public Offering that was declared effective November 29, 2007.  We intend to use the net proceeds from the offering to pay down our credit facility, expand our leasing portfolio, to make acquisitions, to repurchase common stock and for other general corporate purposes.  As of December 29, 2007, $24.0 million of the renewable subordinated notes have been sold.

We believe that the combination of our cash on hand, the cash generated from our franchising business, cash generated from discounting sources, our bank line of credit as well as our renewable subordinated unsecured notes, will be adequate to fund our planned operations, including leasing activity, for 2008.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performances of franchisees versus our estimates, our royalty revenue would be impacted.  During 2007, we collected $169,000 more than our estimate at December 30, 2006.  As of December 29, 2007, our royalty receivable was $1,360,500.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of our consolidated balance sheet.  As of December 29, 2007, our deferred franchise fees were $984,500.

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

We estimate the fair value of options granted using the Black-Scholes option valuation model.  We estimate the volatility of our common stock at the date of grant based on our historical volatility rate, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB 107).  Our decision to use historical volatility was based upon the lack of actively traded options on our common stock.  We estimate the expected term based upon historical option exercises.  The risk-free interest rate assumption is based on observed interest rates for the volatility period.  We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.  For options granted, we amortize the fair value on a straight-line basis.  All options are amortized over the vesting periods.

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

Impairment of Long-term Investments

On an annual basis, the Company evaluates its long-term investments for impairment.  The impairment, if any, is measured by the difference between the assets’ carrying amount and their fair value, based on the best information available, including market prices, discounted cash flow analysis or other financial metrics that management utilizes to help determine fair value.  Judgments made by management related to the fair value of its long-term investments are affected by factors such as the ongoing financial performance of the Investees, additional capital raised by the Investees as well as general changes in the economy.

Leasing Income Recognition

Leasing income is recognized under the effective interest method.  The effective interest method of income recognition applies a constant rate of interest equal to the internal rate of return on the lease.  Generally, when a lease is 90 days or more delinquent, the lease is classified as being on non-accrual and the Company stops recognizing leasing income on that date.

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

The amount of unrecognized tax benefits as of December 29, 2007 and December 30, 2006, was $257,400 and $258,500, respectively, primarily for potential foreign and state taxes.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense for all periods presented.  The Company had accrued approximately $25,100 and $23,000 for the payment of interest and penalties at December 29, 2007 and December 30, 2006, respectively.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2004.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”), which establishes a framework for reporting fair value and expands disclosure about fair value measurements.  FAS 157 is effective for our 2008 fiscal year.  The Company does not believe that this standard will have a material adverse effect.

In February 2007, FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“FAS 159”).  FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  FAS 159 is effective for our 2008 fiscal year.  The Company does not believe that the adoption of this standard will have a material adverse effect.

Outlook

Forward Looking Statements

The statements contained in the letter from the CEO, Item 1 “Business”, Item 1A “Risk Factors”, in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Item 8 “Financial Statements and Supplemental Data” that are not strictly historical fact, including without limitation, our statements relating to growth opportunities, prospects for Wirth Business Credit and Winmark Capital Corporation, contribution of the leasing business to financial results, anticipated operations of our leasing businesses, our ability to open new franchises, our ability to manage costs in the future, the number of franchises we believe will open, our future cash requirements, allowance for credit losses, possible losses related to our investments and our belief that we will have adequate capital and reserves to meet our current and contingent obligations and operating needs are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in variations from results contemplated by such forward looking statements including, but not limited to the risk factors discussed in Section 1A of this report.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

ITEM 7A:              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incurs financial markets risk in the form of interest rate risk.  The Company currently has available a $50.0 million line of credit with LaSalle Bank National Association.  The Company had $16.2 million of debt outstanding at December 29, 2007 under this line of credit of which $3.2 million is subject to daily changes in the bank’s base rate or LIBOR.  The interest rate applicable to this agreement is based on either the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At the Company’s current level of borrowings, a one percent increase in our applicable rate would reduce annual pretax earnings by $32,000.  The Company had no interest rate derivatives in place at December 29, 2007 to mitigate this risk.

Approximately $103,700 of our cash and cash equivalents at December 29, 2007 were invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 29, 2007.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign activity.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8:                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Winmark Corporation and Subsidiaries

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 29, 2007	December 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,253,000	$1,037,800
Receivables, less allowance for doubtful accounts of $52,200 and $66,900	2,312,300	2,203,500
Net investment in leases - current	10,554,900	5,777,400
Income tax receivable	166,300	812,700
Inventories	145,000	68,700
Prepaid expenses	1,104,900	1,435,100
Deferred income taxes	208,200	191,500
Total current assets	15,744,600	11,526,700
NET INVESTMENT IN LEASES — LONG-TERM	31,331,600	12,474,000
LONG-TERM INVESTMENTS	7,496,500	9,856,100
LONG-TERM NOTES RECEIVABLE, less allowance for doubtful accounts of $5,800 and $7,100	59,700	73,800
PROPERTY AND EQUIPMENT:
Furniture and equipment	2,392,200	2,010,500
Building and building improvements	489,100	468,100
Less - accumulated depreciation and amortization	(2,213,900)	(1,905,100)
Property and equipment, net	667,400	573,500
OTHER ASSETS:
Other assets	625,800	625,800
Deferred income taxes	1,021,200	882,600
Total other assets	1,647,000	1,508,400
	$56,946,800	$36,012,500
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current line of credit	$7,553,600	$600,000
Current renewable subordinated notes (including $2,605,000 and $1,015,100 due to related parties)	3,535,900	3,239,600
Accounts payable	1,414,100	1,608,100
Accrued liabilities	2,501,900	2,029,700
Current discounted lease rentals	27,400	157,300
Rents received in advance	1,385,900	479,300
Current deferred revenue	1,132,300	1,116,100
Total current liabilities	17,551,100	9,230,100
LONG-TERM LINE OF CREDIT	8,685,000	—
LONG-TERM RENEWABLE SUBORDINATED NOTES (including $11,886,000 and $11,275,000 to related parties)	17,486,000	12,138,600
LONG-TERM DISCOUNTED LEASE RENTALS	—	41,000
LONG-TERM DEFERRED REVENUE	556,000	441,400
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock, no par, 10,000,000 shares authorized, 5,417,775 and 5,657,042 shares issued and outstanding, respectively	305,900	550,000
Retained earnings	12,362,800	13,611,400
Total shareholders’ equity	12,668,700	14,161,400
	$56,946,800	$36,012,500

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings

	Fiscal Year Ended
	December 29, 2007	December 30, 2006
REVENUE:
Royalties	$20,446,800	$19,212,100
Leasing income	4,416,200	1,852,700
Merchandise sales	3,999,500	4,469,300
Franchise fees	1,724,100	1,245,700
Other	578,600	590,700
Total revenue	31,165,200	27,370,500
COST OF MERCHANDISE SOLD	3,837,200	4,283,300
LEASING EXPENSE	1,031,000	227,100
PROVISION FOR CREDIT LOSSES	603,700	340,700
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	19,267,400	17,157,900
Income from operations	6,425,900	5,361,500
GAIN (LOSS) FROM EQUITY INVESTMENTS	(359,600)	116,600
INTEREST EXPENSE	(1,456,800)	(728,700)
INTEREST AND OTHER INCOME	539,100	867,300
Income before income taxes	5,148,600	5,616,700
PROVISION FOR INCOME TAXES	(2,103,800)	(2,278,500)
NET INCOME	$3,044,800	$3,338,200
EARNINGS PER SHARE - BASIC	$.56	$.58
EARNINGS PER SHARE - DILUTED	$.54	$.56
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	5,472,020	5,791,503
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	5,591,087	6,006,969

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Fiscal years ended December 30, 2006 and December 29, 2007

	Common Stock		Retained Earnings	Total
	Shares	Amount

BALANCE, December 31, 2005	6,049,037	$3,840,500	$16,935,900	$20,776,400

Repurchase of common stock	(524,000)	(5,613,200)	(6,662,700)	(12,275,900)
Stock options exercised and related tax benefits	132,005	1,534,100	—	1,534,100
Compensation expense relating to stock options	—	788,600	—	788,600
Net income	—	—	3,338,200	3,338,200

BALANCE, December 30, 2006	5,657,042	550,000	13,611,400	14,161,400

Repurchase of common stock	(310,704)	(1,270,600)	(4,293,400)	(5,564,000)
Stock options exercised and related tax benefits	71,437	338,000	—	338,000
Compensation expense relating to stock options	—	688,500	—	688,500
Net income	—	—	3,044,800	3,044,800

BALANCE, December 29, 2007	5,417,775	$305,900	$12,362,800	$12,668,700

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 29, 2007	December 30, 2006
OPERATING ACTIVITIES:
Net income	$3,044,800	$3,338,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	308,800	202,700
Allowance for doubtful accounts	(16,000)	(123,800)
Provision for credit losses	180,100	330,600
Gain on sales of investments	(60,000)	(610,000)
Compensation expense related to stock options	688,500	788,600
Loss from equity investments	359,600	133,400
Deferred initial direct costs, net of amortization	(856,500)	(257,800)
Loss from disposal of property and equipment	—	1,400
Change in operating assets and liabilities:
Receivables	(78,700)	(222,900)
Income tax receivable	646,400	(192,200)
Inventories	(76,300)	(1,700)
Prepaid expenses	330,200	(649,400)
Deferred income taxes	(155,300)	78,100
Accounts payable	(194,000)	451,700
Accrued liabilities	472,200	593,800
Additions to advance and security deposits	1,529,500	842,800
Deferred revenue	130,800	388,800
Net cash provided by operating activities	6,254,100	5,092,300

INVESTING ACTIVITIES:
Proceeds from sale of long-term investments	2,060,000	610,000
Purchase of long-term investments	—	(500,000)
Purchases of property and equipment	(402,700)	(329,000)
Purchase of equipment for lease contracts	(33,560,000)	(15,993,800)
Principal collections on lease receivables	9,807,500	3,974,200
Net cash used for investing activities	(22,095,200)	(12,238,600)

FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	20,900,000	18,400,000
Payments on line of credit	(5,261,400)	(17,800,000)
Proceeds from issuance of subordinated notes	8,296,300	15,438,200
Payments on subordinated notes	(2,652,600)	(60,000)
Repurchases of common stock	(5,564,000)	(12,275,900)
Proceeds from exercises of options and warrants	104,600	782,100
Excess tax benefits on exercised options	233,400	752,000
Net cash provided by financing activities	16,056,300	5,236,400

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	215,200	(1,909,900)

CASH AND CASH EQUIVALENTS, beginning of year	1,037,800	2,947,700

CASH AND CASH EQUIVALENTS, end of year	$1,253,000	$1,037,800

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,141,900	$782,200
Cash paid for income taxes	$1,289,500	$1,498,200

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2007 and December 30, 2006

1.                                      Organization and Business:

Winmark Corporation and subsidiaries (the Company) offers licenses to operate franchises using the service marks “Play It Again Sports®,” “Once Upon A Child®,” “Plato’s Closet®,”  “Music Go Round®” and Wirth Business Credit®.”  In addition, the Company sells inventory to its Play It Again Sports® franchisees through its “Buying Group.”  The Company also operates both small-ticket and middle market equipment leasing businesses under the Wirth Business Credit® and Winmark Capital® marks.  The Company has a 52/53-week fiscal year that ends on the last Saturday in December.  Fiscal years 2007 and 2006 were 52-week fiscal years.

Following is a summary of our franchising and corporate store activity for the fiscal year ended December 29, 2007:

	(Unaudited)
	TOTAL 12/30/06	OPENED	CLOSED	TOTAL 12/29/07
Play It Again Sports® Franchises - US and Canada	388	14	(28)	374

Once Upon A Child® Franchises - US and Canada	214	15	(1)	228

Plato’s Closet® Franchises - US and Canada	181	32	(2)	211

Music Go Round® Franchises - US	41	1	(4)	38

Total Franchised Stores	824	62	(35)	851

Wirth Business Credit® Territories - US	20	21	0	41
Total Franchises/Territories	844	83	(35)	892

2.                                      Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Wirth Business Credit, Inc., Winmark Capital Corporation and Grow Biz Games, Inc., as well as its investment in and share of net earnings or losses for its investment in Tomsten, Inc. (“Tomsten”) which are recorded on the equity method of accounting.  All material inter-company transactions have been eliminated in consolidation.

Certain adjustments to previously reported amounts have been made to conform to the current year presentation.  As a result of the change in accounting treatment for our investment in Tomsten from the cost basis to the equity method of accounting in 2007, the Company retroactively adjusted the historical financial statements to reflect the portion of Tomsten’s operating losses attributable to the Company’s ownership from the date of its original investment until the change in accounting treatment.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2007 and December 30, 2006

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less.  Cash equivalents are stated at cost, which approximates fair value.  As of December 29, 2007 and December 30, 2006, the Company had approximately $107,500 and $74,600 of cash located in Canadian banks.

Accounts Receivable

The Company provides an allowance for doubtful accounts on accounts receivable.  The allowance for doubtful accounts was approximately $58,000 and $74,000 at December 29, 2007 and December 30, 2006, respectively.  If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year the determination is made.  Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivable are credited to the allowance for doubtful accounts.  Accounts receivable balances written off have not exceeded allowances provided.

Long-term Investments

Long-term investments consist of investments in Tomsten, Inc. and BridgeFunds, LLC.  (See Note 3.)

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

Leasing Income Recognition

Leasing income is recognized under the effective interest method.  The effective interest method of income recognition applies a constant rate of interest equal to the internal rate of return on the lease.  Generally, when a lease is 90 days or more delinquent, the lease is classified as being on non-accrual and the Company stops recognizing leasing income on that date.

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

December 29, 2007 and December 30, 2006

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2007 and December 30, 2006

Advertising

Advertising costs are charged to operating expenses as incurred.  Advertising costs were $982,300 and $810,100, for fiscal years 2007 and 2006, respectively.

Accounting for Stock-Based Compensation

Financial Accounting Standards Board (FASB) Statement No. 123, Share-Based Payment (revised 2004) requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on the grant date fair value of those awards.  In accordance with Statement No. 123R, this cost is recognized over the period for which an employee is required to provide service in exchange for the award.  Statement No. 123R requires that the benefits associated with tax deductions in excess of recognized compensation expense be reported as a financing cash flow rather than as an operating cash flow.  The Company uses the straight-line method of expensing graded vesting awards.  Compensation expense of $688,500 and $788,600 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administration Expenses” in 2007 and 2006, respectively.

We estimate the fair value of options granted using the Black-Scholes option valuation model.  We estimate the volatility of our common stock at the date of grant based on our historical volatility rate, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB 107).  Our decision to use historical volatility was based upon the lack of actively traded options on our common stock.  We estimate the expected term based upon historical option exercises.  The risk-free interest rate assumption is based on observed interest rates for the volatility period.  We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.  For options granted, we amortize the fair value on a straight-line basis.  All options are amortized over the vesting periods.

In accordance with SFAS 123R, the fair value of each option granted in 2007 and 2006 was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Implied Volatility	Dividend Yield
2007	$5.76 / $6.16 / $6.93	4.55% / 3.54% / 3.67%	5 / 5 / 6	27.2% / 25.3% / 25.4%	none
2006	$6.56 / $10.25	4.58%	5 / 7	26.3% / 41.0%	none

Revenue Recognition

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  The Company had deferred franchise fee revenue of $1,048,500 and $1,053,300 at December 29, 2007 and December 30, 2006, respectively.  The Company recognizes deferred software license fees over the 10-year life of the initial franchise agreement.  The Company had deferred software license fees of $639,800 and $504,100 at December 29, 2007 and December 30, 2006, respectively.  Merchandise sales through the buying group are recognized when the product has been invoiced by the vendor.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2007 and December 30, 2006

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

Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Earnings Per Share — Basic.  The Company calculates Earnings Per Share — Diluted by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method.  The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of 119,067 and 215,466 stock options and warrants for the years ended December 29, 2007 and December 30, 2006, respectively.

Options totaling 168,166 and 91,729 shares for the year ended December 29, 2007 and December 30, 2006,  respectively, were outstanding but were not included in the calculation of Earnings Per Share — Diluted because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be anti-dilutive.

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

The amount of unrecognized tax benefits as of December 29, 2007 and December 30, 2006, was $257,400 and $258,500, respectively, primarily for potential foreign and state taxes.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense for all periods presented.  The Company had accrued approximately $25,100 and $23,000 for the payment of interest and penalties at December 29, 2007 and December 30, 2006, respectively.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2007 and December 30, 2006

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2004.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”), which establishes a framework for reporting fair value and expands disclosure about fair value measurements.  FAS 157 is effective for our 2008 fiscal year.  The Company does not believe that this standard will have a material adverse effect.

In February 2007, FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“FAS 159”).  FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  FAS 159 is effective for our 2008 fiscal year.  The Company does not believe that the adoption of this standard will have a material adverse effect.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.

Change in Accounting

As a result of the change in accounting treatment for our investment in Tomsten from the cost basis to the equity method of accounting in 2007 (See Note 3), the Company retroactively adjusted the accompanying 2006 historical financial statements to reflect the portion of Tomsten’s operating losses attributable to the Company’s ownership from the date of its original investment until the change in accounting treatment.  The table below reflects the effect of the change in accounting method on the December 30, 2006 financial statements.

	December 30, 2006 as previously reported	Adjustments	December 30, 2006 as adjusted
Balance Sheet
Long-term Investments	$11,500,000	$(1,643,900)	$9,856,100
Deferred Income Taxes	1,023,800	50,300	1,074,100
Total assets	37,606,100	(1593,600)	36,012,500
Retained Earnings	15,205,000	1,593,600	13,611,400
Statement of Earnings
Gain (loss) on Investments	250,000	(133,400)	116,600
Net Income	3,421,300	(83,100)	3,338,200
Earnings per share-Basic	.59	(.01)	.58
Earnings per share-Diluted	.57	(.01)	.56

3.                                      Long-term Investments

The Company’s long-term investments consist of:

	December 29, 2007	December 30, 2006
Tomsten, Inc.	$5,496,500	$5,856,100
Commercial Credit Group, Inc.	—	2,000,000
BridgeFunds Limited	2,000,000	2,000,000
	$7,496,500	$9,856,100

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2007 and December 30, 2006

On an annual basis the Company considers whether there has been a permanent impairment in the value of our other long-term investments.  The fair value of the cost method investments are not estimated if there are no identified events or changes in circumstances that may have a significant adverse affect on the fair value of the investment and an estimate of the fair value is not practicable.

The Company has an investment in Tomsten, the parent company of “Archiver’s” retail chain.  Archiver’s is a retail concept created to help people preserve and enjoy their photographs.  The Company has invested a total of $7.5 million in the purchase of common stock of Tomsten.  The Company’s investment currently represents 18.3% of the outstanding common stock of Tomsten.  The Company’s investment was accounted for using the cost method based upon an analysis that included the fact that no officers or directors of the Company served as officers or directors of Tomsten, and the existence of a voting agreement between the Company and Tomsten, appointing officers of Tomsten as the Company’s proxy with the right to vote the Tomsten shares held by the Company.

On October 2, 2007, the Company changed its relationship with Tomsten, primarily by (i) John Morgan our Chairman and Chief Executive Officer joining Tomsten’s board of directors and (ii) Tomsten and Winmark eliminating the voting agreement between the parties.  Primarily due to these factors, the Company determined that it was necessary to change the accounting treatment for its investment in Tomsten from the cost method (which had been in place since the date of the Company’s first investment in August 2002) to the equity method of accounting.  At the date of the change in accounting treatment, the Company’s historical financial statements were adjusted retroactively to reflect the portion of Tomsten’s operating losses attributable to the Company’s ownership from the date of the original investment.  These amounts totaled approximately $0.1 million in 2006 and $1.5 million for all periods prior to 2006.  In 2007 the Company recorded $0.4 million of its pro-rata share of Tomsten’s losses in the income statement on the line item captioned Gain (loss) from Equity Investments.  As of December 29, 2007, $3.1 million of the Company’s $5.5 million investment is attributable to goodwill.  The amount of goodwill was determined by calculating the difference between the Company’s net investment in Tomsten at the time of the accounting change less its pro rata share of Tomsten’s net worth.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2007 and December 30, 2006

On October 13, 2004, the Company made a commitment to lend $2.0 million to BridgeFunds Limited at an annual rate of 12% pursuant to several senior subordinated promissory notes.  BridgeFunds Limited advances funds to claimants involved in civil litigation to cover litigation expenses.  On October 13, 2004, February 9, 2005, May 24, 2005 and May 15, 2006, the Company funded $500,000, $500,000, $500,000 and $500,000, respectively, of such $2.0 million commitment.  In addition, the Company has received a warrant to purchase approximately 257,000 shares of BridgeFunds which currently represents 8.8% of the equity of BridgeFunds on a fully diluted basis.  On August 23, 2007, in connection with raising capital, BridgeFunds Limited completed a restructuring where all assets and liabilities, including the warrant, were assigned to and assumed by BridgeFunds, LLC.  BridgeFunds is currently in the process of raising capital which, if successful, will reduce the Company’s fully diluted ownership.

4.             Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	December 29, 2007	December 30, 2006
Minimum lease payments receivable	$38,948,800	$19,945,500
Estimated residual value of equipment	1,472,800	802,000
Unearned lease income net of initial direct costs deferred	(7,583,800)	(3,422,400)
Security deposits	(1,299,300)	(676,400)
Allowance for credit losses	(613,800)	(433,700)
Equipment installed on leases not yet commenced	10,961,800	2,036,400
Total net investment in leases	41,886,500	18,251,400
Less: net investment in leases — current	(10,554,900)	(5,777,400)
Net investment in leases — long-term	$31,331,600	$12,474,000

The Company had $437,100 and $10,100 of write-offs related to the lease portfolio during the 2007 and 2006, respectively.

As of December 29, 2007, leased assets with one customer approximated 13% of the Company’s total assets.  As of December 30, 2006, no customer accounted for more than 10% of the Company’s total assets.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred is as follows as of December 29, 2007:

Fiscal Year	Minimum Lease Payments Receivable	Income Amortization
2008	$14,789,500	$4,029,000
2009	12,218,800	2,185,000
2010	6,727,500	919,100
2011	3,471,300	380,300
2012	1,729,900	70,400
Thereafter	11,800	—
	$38,948,800	$7,583,800

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2007 and December 30, 2006

The activity in the allowance for credit losses for leasing operations is as follows:

	December 29, 2007	December 30, 2006
Balance at beginning of year	$433,700	$103,200
Provisions charged to expense	604,200	340,600
Recoveries	13,000	—
Deductions for amounts written-off	(437,100)	(10,100)
Balance at end of year	$613,800	$433,700

5.             Receivables:

The Company’s current receivables consisted of the following:

	December 29, 2007	December 30, 2006
Trade	$620,600	$907,600
Royalty	1,360,500	1,137,500
Notes receivable	93,100	93,200
Other	297,800	139,000
	2,372,000	2,277,300
Less: long-term notes receivable	(59,700)	(73,800)
Current Receivables	$2,312,300	$2,203,500

The activity in the allowance for doubtful accounts for accounts and note receivables is as follows:

	December 29, 2007	December 30, 2006
Balance at beginning of year	$74,000	$197,800
Provisions charged to expense	(15,600)	(111,400)
Deductions for amounts written-off	(400)	(12,400)
Balance at end of year	$58,000	$74,000

As part of its normal operating procedures, the Company requires Standby Letters of Credit as collateral for a portion of its trade receivables.

Included in December 29, 2007 accounts receivable above are three notes receivable bearing interest at 12%, 10% and 12%, payable in monthly principal and interest installments and maturing in 2008, 2010 and 2012, respectively.

Included in December 30, 2006 accounts receivable above are two notes receivable from the sale of Company-owned retail stores bearing interest at 10.0%, payable in monthly principal and interest installments and maturing in 2010.

6.             Acquisitions and Dispositions:

In 1999, the Company made the decision to dispose of the It’s About Games brand.  Accordingly, a restructuring charge and charge for asset impairment of $11,345,500 was recorded.  In 1999, the Company completed the sale of the assets of the Company’s It’s About Games brand.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2007 and December 30, 2006

As of December 29, 2007 and December 30, 2006, the Company had an accrual related to this disposal of $170,000 for lease guarantees on various store sites (See Note 9).  No guarantees expired in 2007 or 2006.

7.             Shareholders’ Equity:

Repurchase of Common Stock

Under the board of directors’ authorization, the Company has the ability to repurchase up to 4,000,000 shares of its common stock, of which all but 184,754 shares have been repurchased.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.  Since inception of stock repurchase activities in November 1995 through December 29, 2007, the Company has repurchased 3,815,246 shares of its stock at an average price of $14.07 per share.  In 2007, the Company repurchased 310,704 shares for an aggregate purchase price of $5,564,000 or $17.91 per share.  In 2006, the Company repurchased 524,000 shares for an aggregate purchase price of $12,275,900 or $23.43 per share.

Dilutive Securities

As of December 29, 2007, the Company had options and warrants outstanding to purchase a total of 618,300 shares of its common stock with an average exercise price of $15.57 per share.  Of these, 365,222 were exercisable as of December 29, 2007.

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

The Company also sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors’ Plan”) and has reserved a total of 300,000 shares for issuance to directors of the Company who are not employees. Each option granted under the Nonemployee Directors Plan vests and becomes exercisable in five equal increments, beginning one year after the date of grant.  The options expire six years from the date of grant.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2007 and December 30, 2006

Stock options granted, exercised and outstanding under the 2001 Plan and Non-employee Directors Plan as of December 29, 2007 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 31, 2005	582,000	$14.56	7.79
Granted	110,000	20.32
Exercised	(134,000)	6.18
Outstanding at December 30, 2006	558,000	17.75	7.43
Granted	127,000	20.28
Exercised	(112,200)	10.15
Forfeited	(129,500)	21.35
Outstanding at December 29, 2007	443,300	$19.35	7.67	$731,800
Exercisable at December 29, 2007	190,222	$17.59	6.22	$648,400

Options outstanding as of December 29, 2007 are exercisable as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 7.20 - $ 10.52	63,800	4.72	$10.10	63,800	$10.10
17.53 - 20.32	145,500	8.10	19.41	52,122	19.13
20.46 - 26.05	234,000	8.21	21.83	74,300	22.95
	443,300	7.67	$19.35	190,222	$17.59

The total intrinsic value of options exercised during 2007 and 2006 was $867,400 and $2,297,200, respectively.  The total fair value of shares vested during 2007 and 2006 was $1,291,200 and $1,694,500, respectively.

All unexercised options at December 29, 2007 have an exercise price equal to the fair market value on the date of the grant.

As of December 29, 2007, the Company had $2,091,400 of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 3.4 years.

Other Options

On March 22, 2000, Sheldon Fleck, a former consultant to the Company, was granted a warrant to purchase 200,000 shares of common stock at an exercise price of $6 per share.  This option is fully vested and will expire on March 22, 2008 if unexercised.  On October 4, 2007, Mr. Fleck exercised 25,000 warrant shares.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2007 and December 30, 2006

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

On May 19, 2006, the Company entered into a Third Amendment (the “Third Amendment”) to the Credit Facility. The Third Amendment, among other things, affirms the Lender’s consent to the repurchase of Rush River’s 420,000 shares of the Company’s common stock (“Repurchase”).  The Third Amendment also amends the definition of minimum tangible net worth in the Credit Facility to add into the Company’s minimum tangible net worth the amount paid by the Company for the Repurchase, $9.891 million, until December 31, 2006.

On August 15, 2007, the Company and its subsidiaries entered into the Fourth Amendment (“Amendment”) to its Credit Facility.  The Amendment, among other things, extends the term of its Credit Facility from March 31, 2010 to March 31, 2012 and allows the Company to increase its obligations under the Credit Facility to $25,000,000.

On November 12, 2007, the Company entered into the Fifth Amendment to its Credit Facility that, among other things, allows the Company to increase the Commitment under the Credit Facility from the initial amount of $25,000,000 to an amount that does not exceed $50,000,000, provided that certain conditions are met.  Any increase from the initial Commitment must be in minimum integral amounts of $5,000,000, and no single increase can exceed $25,000,000.

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

As of December 29, 2007, the Company had $16.2 million amount outstanding on its Credit Facility bearing interest between 6.34% and 7.43%, and had $8.8 million currently available.

Future maturities of line of credit debt as of December 29, 2007 are as follows:

2008	$7,553,600
2009	4,353,600
2010	2,790,800
2011	1,366,100
2012	174,500
Thereafter	—
Total	$16,238,600

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2007 and December 30, 2006

Renewable Unsecured Subordinated Notes

In April 2006, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes that was declared effective in June 2006.  In March 2007, the Company filed Post-Effective Amendment Number 2 to the public offering that was declared effective March 30, 2007.  In November 2007, the Company filed Post-Effect Amendment Number 3 for the public offering that was declared effective November 29, 2007.  As of December 29, 2007, the Company has $21,021,900 outstanding in renewable unsecured subordinated notes.  The table below presents the Company’s outstanding notes payable as of December 29, 2007:

	Original Term	Principal Amount	Weighted Average Interest Rate
Renewable unsecured subordinated notes	3 months	$4,100	5.25%
	6 months	884,900	6.58%
	1 year	1,202,800	7.83%
	2 years	4,043,100	8.77%
	3 years	7,401,000	9.67%
	4 years	1,755,500	9.83%
	5 years	5,543,000	10.10%
	10 years	187,500	10.22%
Total		$21,021,900	9.39%

The Company made interest payments of $1,316,200 and $565,700 on the renewable unsecured subordinated notes during 2007 and 2006, respectively.  The weighted average term of the outstanding renewable unsecured subordinated notes at December 29, 2007 is 39 months.

The Company incurred costs related to the issuance of the Renewable Unsecured Subordinated Notes in the amount of $231,800. The costs can be broken into three distinct categories (i) Offering Costs (ii) On Going Costs (iii) Annual Costs. These costs have been capitalized and are being amortized as a component of interest expense. The offering and on going costs associated with the debt offering are being amortized over the weighted-average term of the debt. In connection with the debt offering, the Company will incur certain annual costs that are being amortized over a 12-month period.

Future maturities of renewable unsecured subordinated notes as of December 29, 2007 are as follows:

2008	$3,535,900
2009	6,479,500
2010	4,683,000
2011	6,136,000
2012	—
Thereafter	187,500
Total	$21,021,900

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2007 and December 30, 2006

9.             Accrued Liabilities

Accrued liabilities at December 29, 2007 and December 30, 2006 are as follows:

	December 29, 2007	December 30, 2006
Accrued salaries, wages, commissions and bonuses	$936,500	$959,600
Accrued advertising	198,900	196,000
Accrued vacation	160,500	167,700
Accrued restructuring liability	170,000	170,000
Accrued lease reserves	81,000	105,000
Accrued interest	166,000	73,500
Other	789,000	357,900
	$2,501,900	$2,029,700

10.                               Discounted Lease Rentals

The Company utilized certain lease rentals receivable and underlying equipment as collateral to borrow from a financial institution at 6.945% at December 29, 2007 on a non-recourse basis.  In the event of a default by a customer in non-recourse financing, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Company.  As of December 29, 2007, the entire $27,400 balance is current.

11.          Income Taxes:

A reconciliation of the expected federal income tax expense based on the federal statutory tax rate to the actual income tax expense is provided below:

	Year Ended
	December 29, 2007	December 30, 2006
Federal income tax expense at statutory rate (34%)	$1,750,500	$1,909,700
Increase in income taxes resulting from:
State and local income taxes, net of federal benefit	235,000	230,000
Nondeductible items, including stock option expenses	114,000	136,900
Other, net	4,300	1,900
Actual Income tax expense	$2,103,800	$2,278,500

Components of the provision (benefit) for income taxes are as follows:

	Year Ended
	December 29, 2007	December 30, 2006
Current:
Federal	$1,727,700	$1,769,000
State	379,400	336,900
Foreign	152,000	94,600
Current provision	2,259,100	2,200,500
Deferred:
Federal	(131,900)	66,400
State	(23,400)	11,600
Deferred provision	(155,300)	78,000
Total provision for income taxes	$2,103,800	$2,278,500

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2007 and December 30, 2006

The tax effects of temporary differences that give rise to the net deferred income tax assets are presented below:

	December 29, 2007	December 30, 2006
Deferred tax assets:
Accounts receivable and lease reserves	$254,800	$191,400
Depreciation and amortization	23,300	52,700
Accrued restructuring charge	64,500	64,100
Non-qualified stock option expense	384,400	454,600
Deferred franchise and software license fees	302,500	204,100
Trademarks	138,300	119,400
Impairment of long-term investment	—	72,200
Lease deposits	492,800	255,000
Loss from affiliates	756,500	619,800
Capital loss carry forward	102,700	—
Valuation allowance	(569,500)	(569,500)
Other	121,000	89,700
Total deferred tax assets	2,071,300	1,553,500
Deferred tax liabilities:
Lease revenue and initial direct costs	(841,900)	(479,400)
Total deferred tax liabilities	(841,900)	(479,400)
Total net deferred tax assets	$1,229,400	$1,074,100

During the years ended December 29, 2007 and December 30, 2006, $233,400 and $752,000, respectively, was directly credited to stockholders’ equity to account for excess tax benefits related to employee stock option exercises.

The Company has assessed its taxable earnings history and prospective future taxable income.  Based upon this assessment, the Company has determined that it is more likely than not that its deferred tax assets will be realized in future periods and no valuation allowance is necessary, except for deferred tax assets related to loss from affiliates.  A valuation allowance of $569,500 as of December 29, 2007 and December 30, 2006 has been recorded for these losses.

The amount of unrecognized tax benefits as of December 29, 2007 and December 30, 2006, was $257,400 and $258,500, respectively, primarily for potential foreign and state taxes.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense for all periods presented.  The Company had accrued approximately $25,100 and $23,000 for the payment of interest and penalties at December 29, 2007 and December 30, 2006, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Total
Balance at December 31, 2006	$258,500
Increases related to current year tax positions	76,400
Expiration of the statute of limitations for the assessment of taxes	(77,500)
Balance at December 29, 2007	$257,400

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2007 and December 30, 2006

12.          Commitments and Contingencies:

Employee Benefit Plan

The Company provides a 401(k) Savings Incentive Plan which covers substantially all employees.  The plan provides for matching contributions and optional profit-sharing contributions at the discretion of the Board of Directors.  Employee contributions are fully vested; matching and profit sharing contributions are subject to a five-year service vesting schedule.  Company contributions to the plan for 2007 and 2006 were $273,600 and $237,200, respectively.

Operating Leases

The Company rents its corporate headquarters in a leased facility with a lease that expires in 2009.  This lease requires the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rent.  Total rent expense under these operating leases was $503,400 in 2007 and $471,300 in 2006.  As of December 29, 2007, minimum rental commitments under noncancelable operating leases are as follows:

Year Ending December	Amount
2008	$224,400
2009	146,000

In addition to the operating leases obligations disclosed above, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed.  At December 29, 2007 and December 30, 2006, $81,000 and $105,000, respectively, is included in accrued liabilities relating to these guarantees.  These leases have various expiration dates through 2008.  The Company believes it has adequate accruals for any future liability.

Litigation

The Company is exposed to a number of asserted and unasserted legal claims encountered in the normal course of business.  Management believes that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2007 and December 30, 2006

13.          Segment Reporting

The Company currently has two reportable business segments, franchising and leasing.  The franchising segment franchises value-oriented retail store concepts that buy, sell, trade and consign merchandise.  The leasing segment includes (i) Winmark Capital Corporation, a middle-market equipment leasing business and (ii) Wirth Business Credit, Inc., a small-ticket financing business.  Segment reporting is intended to give financial statement users a better view of the how the Company manages and evaluates its businesses.  The Company’s internal management reporting is the basis for the information disclosed for its business segments.  Segment assets are those that are directly used in or identified with segment operations, including cash, accounts receivable, prepaids, inventory, property and equipment and investment in leasing operations.  Unallocated assets include corporate cash and cash equivalents, long-term investments, deferred tax amounts and other corporate assets.  Inter-segment balances and transactions have been eliminated.  The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	Year Ended
	December 29, 2007	December 30, 2006
Revenue:
Franchising	$26,749,000	$25,517,800
Leasing	4,416,200	1,852,700
Total revenue	$31,165,200	$27,370,500

Reconciliation to operating income (loss):
Franchising segment contribution	$9,137,700	$8.627,600
Leasing segment contribution	(2,711,800)	(3,266,100)
Total operating income	$6,425,900	$5,361,500

Depreciation and amortization:
Leasing	$72,400	$42,500
Unallocated	236,400	160,200
Total depreciation and amortization	$308,800	$202,700

	As of
	December 29, 2007	December 30, 2006
Identifiable assets:
Franchising	$3,690,700	$4,543,900
Leasing	43,565,300	19,861,300
Unallocated	9,690,800	11,607,300
Total	$56,946,800	$36,012,500

Notes:  In prior years operating income included “other contribution” that represented unallocated shared-service costs such as corporate executive management, occupancy, management information services, account services, telephone expense and human resources.  Other contribution is now allocated to the two segments based upon estimated revenues.  December 30, 2006 amounts have been reclassified to conform with the December 29, 2007 presentation.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2007 and December 30, 2006

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

On June 6, 2006, in connection with the Company’s existing stock repurchase plan, the Company repurchased 44,000 shares of common stock from K. Jeffrey Dahlberg, a greater than 5% shareholder, for aggregate consideration of $1.0362 million, or $23.55 per share.

On June 29, 2006, John L. Morgan, purchased approximately $1.5 million in unsecured subordinated notes of various maturities ($250,000 of two year maturity, $500,000 of three year maturity, $500,000 of four year maturity, and $250,000 of five year maturity notes, all on a monthly interest payment schedule at the rates described in the Interest Rate Supplement filed with the Securities and Exchange Commission on June 16, 2006 (“Interest Rate Supplement”)) offered by Winmark pursuant to a prospectus and related documents declared effective on June 14, 2006 (“Prospectus”).  In connection with his investment, Mr. Morgan agreed that his notes would be voted consistent with the majority of the remaining note holders in an event of default.

On July 14, 2006, Rush River subscribed for and purchased approximately $10 million in unsecured subordinated notes of various maturities ($2 million of six month maturity, $1 million of one year maturity, $1 million of two year maturity, $2 million of three year maturity and $4 million of five year maturity notes) all on a monthly interest payment schedule at the rates described in the Interest Rate Supplement offered by Winmark pursuant to the Prospectus.  In connection with their investment, Rush River agreed that their notes would be voted consistent with the majority of the remaining note holders in an event of default.

In addition, Kirk A. MacKenzie, subscribed for and purchased $500,000 of three year maturity unsecured subordinated notes, on a monthly interest payment schedule at the rates described in the Interest Rate Supplement, offered by Winmark pursuant to the Prospectus.  In connection with his investment, Mr. MacKenzie agreed that his notes would be voted consistent with the majority of the remaining note holders in an event of default.

On February 12, 2007, in connection with Winmark Corporation’s (“Winmark”) existing stock repurchase plan, the Company agreed to repurchase 50,000 shares of common stock from K. Jeffrey Dahlberg for aggregate consideration of $900,000, or $18.00 per share.

On February 27, 2007, John L. Morgan, chief executive officer and chairman of Winmark, subscribed for and purchased $500,000 of two year maturity unsecured subordinated notes on a monthly interest payment schedule as described in the Interest Rate Supplement offered by Winmark pursuant to the Prospectus.  In connection with their investment, Mr. Morgan agreed that his notes would be voted consistent with the majority of the remaining note holders in an event of default.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2007 and December 30, 2006

On April 5, 2007, John L. Morgan, chief executive officer and chairman of Winmark, subscribed for and purchased $400,000 of four year maturity unsecured subordinated notes on a monthly interest payment schedule at the rates described in the Interest Rate Supplement filed on Form 424B2 with the Securities and Exchange Commission on April 3, 2007 (“April Interest Rate Supplement”) offered by Winmark pursuant to a prospectus and related documents declared effective on March 30, 2007 (“March Prospectus”).  In connection with his investment, Mr. Morgan agreed that his notes would be voted consistent with the majority of the remaining note holders in an event of default.

On May 15, 2007, in connection with the Company’s existing stock repurchase plan, the Company agreed to repurchase 50,000 shares of common stock from K. Jeffrey Dahlberg for aggregate consideration of $850,000, or $17.00 per share.

On June 28, 2007, John L. Morgan purchased $1 million of three year maturity unsecured subordinated notes on a monthly interest payment schedule as described in the April Interest Rate Supplement offered by Winmark pursuant to the March Prospectus.  In connection with this investment, Mr. Morgan agreed that his notes would be voted consistent with the majority of the remaining note holders in an event of default.

On September 18, 2007, in connection with the Company’s existing stock repurchase plan, the Company agreed to purchase 41,138 shares of common stock from Mark T. Hooley, a former executive officer and son-in-law of John L. Morgan, for aggregate consideration of $771,700 or $18.76 per share.

On October 4, 2007, John L. Morgan subscribed for and purchased $800,000 of unsecured subordinated notes of various maturities ($200,000 of six month maturity, $200,000 of one year maturity, $200,000 of two year maturity and $200,000 of three year maturity) all on a monthly interest payment schedule at the rates described in the Interest Rate Supplement filed on Form 424B2 with the Securities and Exchange Commission on August 23, 2007 offered by Winmark pursuant to the March Prospectus.  In connection with his investment, Mr. Morgan agreed that his notes would be voted consistent with the majority of the remaining note holders in an event of default.

On November 6, 2007, Sheila Morgan, spouse of John L. Morgan, subscribed for and purchased $2,000,000 of unsecured subordinated notes of various maturities ($500,000 of one year maturity, $500,000 of two year maturity and  $1,000,000 of three year maturity) all on a monthly interest payment schedule at the rates described in the Interest Rate Supplement filed on Form 424B2 with the Securities and Exchange Commission on October 12, 2007 offered by Winmark pursuant to the March Prospectus.  In connection with her investment, Mrs. Morgan agreed that her notes would be voted consistent with the majority of the remaining note holders in an event of default.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2007 and December 30, 2006

15.          Subsequent Events

On January 29, 2008, Sheldon Fleck completed a cashless exercise of the remaining 175,000 options to purchase shares of the Company’s Common Stock pursuant to the Warrant he received from the Company on March 22, 2000.

16.          Quarterly Financial Data (Unaudited):

The Company’s unaudited quarterly results for the years ended December 29, 2007 and December 30, 2006 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2007
Total Revenue	$7,626,900	$7,562,600	$7,951,800	$8,023,900	$31,165,200
Income from Operations	1,290,200	1,128,300	2,189,200	1,818,200	6,425,900
Net Income	629,800	430,500	1,131,500	853,000	3,044,800
Net Income Per Common Share - Basic	$.11	$.08	$.21	$.16	$.56
Net Income Per Common Share - Diluted	$.11	$.08	$.20	$.15	$.54

2006
Total Revenue	$6,973,300	$6,273,300	$7,239,600	$6,884,300	$27,370,500
Income from Operations	1,409,000	1,065,900	1,566,900	1,319,700	5,361,500
Net Income	1,152,900	605,400	762,100	817,800	3,338,200
Net Income Per Common Share - Basic	$.19	$.10	$.14	$.14	$.58
Net Income Per Common Share - Diluted	$.18	$.10	$.13	$.14	$.56

The total of basic and diluted earnings per common share by quarter may not equal the totals for the year as there are changes in the weighted average number of common shares outstanding each quarter and basic and diluted earnings  per common share are calculated independently for each quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation and Subsidiaries

                            We have audited the accompanying consolidated balance sheets of Winmark Corporation and subsidiaries (collectively, the “Company”) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of earnings, changes in shareholders’ equity and comprehensive income, and cash flows for the years ended December 29, 2007 and December 30, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

                            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winmark Corporation and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for the years ended then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton, LLP

Minneapolis, MN

March 17, 2008

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2007.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B:              OTHER INFORMATION

All information required to be reported in a report on Form 8-K during the fourth quarter covered by this Form 10-K has been reported.

PART III

ITEM 10:                                             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Election of Directors,” “Executive Officers,” “Audit Committee,” “Majority of Independent Directors; Committees of Independent Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics and Business Conduct,” appearing in our proxy statement for the annual meeting of stockholders to be held on April 30, 2008 are incorporated herein by reference.

ITEM 11:                                             EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation” and “Director Compensation” appearing in our proxy statement for the annual meeting of stockholders to be held on April 30, 2008 are incorporated herein by reference.

ITEM 12:                                             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The sections entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Securities Authorized for Issuance Under Equity Compensation Plans” appearing in our proxy statement for the annual meeting of stockholders to be held on April 30, 2008 are incorporated herein by reference.

ITEM 13:                                             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons” and “Majority of Independent Directors; Committees of Independent Directors” appearing in our proxy statement for the annual meeting of stockholders to be held on April 30, 2008 is incorporated herein by reference.

ITEM 14:                                             PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” appearing in our proxy statement for the annual meeting of stockholders to be held April 30, 2008 is incorporated herein by reference.

PART IV

ITEM 15:                                             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                The following documents are filed as a part of this Report:

1.	Financial Statements
The financial statements filed as part of this report are listed on the Index to
Consolidated Financial Statements on page 33.

2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the consolidated financial statements and related items.

3.	Exhibits
See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINMARK CORPORATION

By:	/s/ JOHN L. MORGAN	Date: March 18, 2008
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JOHN L. MORGAN	Chairman of the Board and Chief Executive Officer	March 18, 2008
John L. Morgan	(principal executive officer)

President of Administration and Finance
/s/ BRETT D. HEFFES	Chief Financial Officer and Treasurer	March 18, 2008
Brett D. Heffes	(principal financial officer)

/s/ GARY STOFFERAHN	Principal Accounting Officer	March 18, 2008
Gary Stofferahn

/s/ KIRK A. MACKENZIE	Vice Chairman and Director	March 18, 2008
Kirk A. MacKenzie

/s/ WILLIAM D. DUNLAP	Director	March 17, 2008
William D. Dunlap

/s/ JENELE C. GRASSLE	Director	March 18, 2008
Jenele C. Grassle

/s/ DEAN B. PHILLIPS	Director	March 18, 2008
Dean B. Phillips

/s/ PAUL C. REYELTS	Director	March 18, 2008
Paul C. Reyelts

/s/ MARK L. WILSON	Director	March 18, 2008
Mark L. Wilson

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 29, 2007

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)
3.2	By-laws, as amended and restated 2007 (Exhibit 3.2)(2)
4.1	Indenture between the Company and Wells Fargo Bank, National Association dated June 15, 2006 (Exhibit 4.1) (3)
4.2	Form of Note (Exhibit 4.2) (3)
4.3	Form of Note Confirmation (Exhibit 4.3) (3)
4.4	Form of Subscription Agreement (Exhibit 4.4) (3)
4.5	Paying Agent Agreement between Wells Fargo Bank, National Association and Winmark Corporation dated June 15, 2006 (Exhibit 4.5) (3)
4.6	Current Interest Rates for Renewable Unsecured Subordinated Notes(4)
10.1

Asset Purchase Agreement dated January 24, 1992 with Sports Traders, Inc. and James D. Van Buskirk (“Van Buskirk”) concerning acquisition of wholesale business, including amendment dated March 11, 1992 (Exhibit 10.6 (a))(1)

10.2	Retail store agreement dated January 24, 1992 with Van Buskirk (Exhibit 10.6 (b))(1)
10.3	Amended and Restated Stock Option Plan for Nonemployee Directors (Exhibit 10.1)(5)(6)
10.4	Employment Agreement with John L. Morgan, dated March 22, 2000 (Exhibit 10.1)(5)(7)
10.5	Common Stock Warrant with Sheldon Fleck, dated March 22, 2000 (Exhibit 10.3)(7)
10.6	Lease with Stan Koch & Sons Trucking, Inc. for Corporate Headquarters dated July 10, 2000 (Exhibit 10.4)(8)
10.7	First Amendment to Employment Agreement with John L. Morgan dated February 18, 2001 (Exhibit 10.26)(5)(9)
10.8	2001 Stock Option Plan, including forms of stock option agreements (Exhibit10.27)(5)(9)
10.9	Amendment to Lease with Stan Koch & Sons Trucking for corporate headquarters dated June 25, 2003 (Exhibit 10.17)(10)
10.10	Amendment No. 2 to Lease with Stan Koch & Sons Trucking for corporate headquarters dated November 29, 2004 (Exhibit 10.19)(11)
10.11	Second Amendment to Employment Agreement with John L. Morgan dated March 23, 2006 (Exhibit 10.1)(5)(12)
10.12	Third Amendment to Employment Agreement with John L. Morgan dated December 15, 2006 (Exhibit 10.1)(5)(13)
10.13	Amendment No. 1 to the 2001 Stock Option Plan (Exhibit 10.13)(5) (14)
10.14	Credit Agreement among Winmark Corporation, the Subsidiaries of the Company and LaSalle Bank National Association dated September 30, 2004 (Exhibit 10.1)(15)
10.15	Amendment to Credit Agreement among Winmark Corporation, the Subsidiaries of the Company and LaSalle Bank National Association dated August 25, 2005 (Exhibit 99.2)(16)
10.16	Second Amendment to Credit Agreement among Winmark Corporation, the Subsidiaries of the Company and LaSalle Bank National Association dated March 31, 2006 (Exhibit 10.2)(17)
10.17	Third Amendment to Credit Agreement among Winmark Corporation, the Subsidiaries of the Company and LaSalle Bank National Association dated May 19, 2006 (Exhibit 10.2)(18)
10.18	Fourth Amendment to Credit Agreement among Winmark Corporation, the Subsidiaries of the Company and LaSalle Bank National Association dated August 15, 2007 (Exhibit 10.1)(19)
10.19	Fifth Amendment to Credit Agreement among Winmark Corporation, the Subsidiaries of the Company and LaSalle Bank National Association dated November 12, 2007 (Exhibit 10.1)(20)
10.20	Separation Agreement with Mark T. Hooley dated April 23, 2007 (Exhibit 10.1)(5)(21)

10.21

Subscription Agreements for notes between Winmark Corporation and each of John L. Morgan, Sheila Morgan, Kirk A. MacKenzie and Rush River Group, LLC — See Exhibits 4.2 and 4.3 for Form of Subscriptions and Notes(22)

10.22	Stock Purchase Agreement between Winmark Corporation and Rush River Group, LLC dated May 16, 2006 (Exhibit 10.1)(23)
10.23	Securities Purchase Agreement with BridgeFunds Limited dated October 13, 2004 (Exhibit 10.3)(24)
10.24	Amendment No. 1 to Securities Purchase Agreement with BridgeFunds Limited dated April 14, 2006 (Exhibit 10.1)(25)
10.25	Assignment and Acceptance between Winmark Corporation and Allied Capital Corporation dated August 29, 2007 (Exhibit 10.1)(26)
12.1*	Statement - Re: Computation of Ratios
16.1	Letter from KPMG, LLP to the Securities and Exchange Commission regarding change to certifying accountant (Exhibit 16.1)(27)
21.1	Subsidiaries: Grow Biz Games, Inc., a Minnesota corporation; Wirth Business Credit, Inc., a Minnesota corporation and Winmark Capital Corporation, a Minnesota corporation
23.1*	Consent of Grant Thornton; Independent Registered Public Accounting Firm
24.1	Power of Attorney (Contained on signature page to this Form 10-K)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer and Treasurer under Section 906 of the Sarbanes-Oxley Act of 2002

*              Filed Herewith

(1)                                  Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 33-65108).

(2)                                  Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

(3)                                  Incorporated by references to the specified exhibit to the Registration Statement on Form S-1, effective June 16, 2006 (Reg. No. 333-133393).

(4)                                  Incorporated by reference to the Prospectus filed pursuant to Rule 424(b)(2) dated November 30, 2007 (Reg. No. 333-133393), as may be amended by subsequent Prospectus filings.

(5)                                  Indicates management contracts, compensation plans or arrangements required to be filed as exhibits.

(6)                                  Incorporated by reference to the Appendix to the definitive Proxy Statement filed on March 19, 2008

(7)                                  Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 25, 2000.

(8)                                  Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 24, 2000.

(9)                                  Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

(10)                            Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

(11)                            Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 25, 2004.

(12)                            Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(13)                            Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on December 20, 2006.

(14)                            Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006

(15)                            Incorporated by reference to the specified exhibit to the Current Report on Form 10-Q for the quarter ended September 25, 2004.

(16)                            Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed August 29, 2005.

(17)                            Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on April 5, 2006.

(18)                            Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on May 19, 2006.

(19)                            Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on August 21, 2007.

(20)                            Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on November 13, 2007.

(21)                            Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on April 27, 2007.

(22)                            Incorporated by reference to the Current Reports on Form 8-K filed on July 6 and July 19, 2006, and March 1, April 10, July 3, October 9, and November 8, 2007.

(23)                            Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on May 19, 2006.

(24)                            Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended  September 25, 2004.

(25)                            Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on April 4, 2006

(26)                            Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on September 5, 2007.

(27)                            Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on July 11 2006.