Form 10-Q
period 2008-03-29
WINMARK CORP
filed 2008-05-08
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 29, 2008

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

(763) 520-8500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes  ☒                   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐                   Accelerated filer  ☐

Non-accelerated filer  ☐                     Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:

Yes  ☐                   No  ☒

Common stock, no par value, 5,536,773 shares outstanding as of May 2, 2008.

WINMARK CORPORATION AND SUBSIDIARIES

PART I.                 FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONDENSED BALANCE SHEETS

(unaudited)

	March 29, 2008	December 29, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,541,100	$1,253,000
Receivables, less allowance for doubtful accounts of $56,800 and $52,200	2,098,800	2,312,300
Net investment in leases - current	13,646,300	10,554,900
Income tax receivable	976,000	166,300
Inventories	130,200	145,000
Prepaid expenses	986,600	1,104,900
Deferred income taxes	208,200	208,200
Total current assets	19,587,200	15,744,600

Net investment in leases - long-term	31,534,600	31,331,600
Long-term investments	7,420,700	7,496,500
Long-term notes receivables, net	55,800	59,700
Property and equipment, net	683,100	667,400
Other assets	625,800	625,800
Deferred income taxes	1,021,200	1,021,200
	$60,928,400	$56,946,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current line of credit	$6,670,200	$7,553,600
Current renewable subordinated notes	3,726,100	3,535,900
Accounts payable	1,375,100	1,414,100
Accrued liabilities	2,736,200	2,501,900
Current discounted lease rentals	593,200	27,400
Rents received in advance	1,562,900	1,385,900
Current deferred revenue	1,162,500	1,132,300
Total current liabilities	17,826,200	17,551,100

Long-term line of credit	8,951,500	8,685,000

Long-term renewable subordinated notes	17,197,100	17,486,000

Long-term discounted lease rentals	1,546,100	—

Long-term deferred revenue	596,500	556,000

Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 5,542,262 and 5,417,775 shares issued and outstanding	1,510,900	305,900
Retained earnings	13,300,100	12,362,800
Total shareholders’ equity	14,811,000	12,668,700
	$60,928,400	$56,946,800

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007
REVENUE:
Royalties	$5,331,600	$5,152,900
Leasing income	1,952,600	775,700
Merchandise sales	932,800	1,259,100
Franchise fees	527,500	300,000
Other	132,900	139,200
Total revenue	8,877,400	7,626,900

COST OF MERCHANDISE SOLD	893,900	1,207,200

LEASING EXPENSE	485,900	135,800

PROVISION FOR CREDIT LOSSES	385,100	114,500

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,185,800	4,879,200

Income from operations	1,926,700	1,290,200

LOSS FROM EQUITY INVESTMENTS	(75,800)	(54,800)

INTEREST EXPENSE	(348,400)	(333,000)

INTEREST AND OTHER INCOME	72,800	129,400

Income before income taxes	1,575,300	1,031,800

PROVISION FOR INCOME TAXES	(638,000)	(402,000)

NET INCOME	$937,300	$629,800

EARNINGS PER SHARE — BASIC	$.17	$.11

EARNINGS PER SHARE — DILUTED	$.17	$.11

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	5,500,833	5,584,731

WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	5,534,645	5,716,521

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007
OPERATING ACTIVITIES:
Net income	$937,300	$629,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	85,000	71,700
Allowance for doubtful accounts	4,600	(15,000)
Provision for credit losses	262,900	88,300
Compensation expense related to stock options	207,600	201,600
Loss from equity investments	75,800	54,800
Deferred initial direct costs, net of amortization	(236,400)	(174,000)
Change in operating assets and liabilities:
Receivables	212,800	(457,000)
Income tax receivable	(809,700)	159,400
Inventories	14,800	(27,300)
Prepaid expenses	118,300	233,200
Deferred income taxes	—	125,400
Accounts payable	(39,000)	(242,800)
Accrued liabilities	234,300	(236,400)
Additions to advance and security deposits	319,700	304,200
Deferred revenue	70,700	72,300

Net cash provided by operating activities	1,458,700	788,200

INVESTING ACTIVITIES:
Purchases of property and equipment	(100,700)	(107,400)
Purchase of equipment for lease contracts	(7,770,700)	(6,481,300)
Principal collections on lease receivables	4,211,500	1,858,800
Proceeds from discounted lease rentals	2,207,500	—

Net cash used for investing activities	(1,452,400)	(4,729,900)

FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	2,700,000	9,100,000
Payments on line of credit	(3,316,900)	—
Proceeds from issuance of subordinated notes	313,400	727,000
Payments on subordinated notes	(412,100)	(2,020,200)
Repurchase of common stock	(28,100)	(3,915,100)
Tax benefit on exercised options and warrants	1,025,500	32,800

Net cash provided by financing activities	281,800	3,924,500

DECREASE IN CASH AND CASH EQUIVALENTS	288,100	(17,200)
Cash and cash equivalents, beginning of period	1,253,000	1,037,800
Cash and cash equivalents, end of period	$1,541,100	$1,020,600

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$570,800	$317,700
Cash paid for income taxes	$427,000	$49,300

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

Revenues and operating results for the three months ended March 29, 2008 are not necessarily indicative of the results to be expected for the full year.

2.     Organization and Business:

The Company offers licenses to operate franchises using the service marks Play It Again Sports®, Once Upon A Child®, Music Go Round®, Plato’s Closet® and Wirth Business Credit®.  In addition, the Company sells inventory to its Play It Again Sports® franchisees through its buying group.  The Company also operates both small-ticket and middle-market equipment leasing businesses.

3.     Long-Term Investments:

The Company has an investment in Tomsten, the parent company of “Archiver’s” retail chain.  Archiver’s is a retail concept created to help people preserve and enjoy their photographs.  The Company has invested a total of $7.5 million in the purchase of common stock of Tomsten.  The Company’s investment currently represents 18.3% of the outstanding common stock of Tomsten.  The Company’s investment was originally accounted for using the cost method based upon an analysis that included the fact that no officers or directors of the Company served as officers or directors of Tomsten, and the existence of a voting agreement between the Company and Tomsten, appointing officers of Tomsten as the Company’s proxy with the right to vote the Tomsten shares held by the Company.

On October 2, 2007, the Company changed its relationship with Tomsten, primarily by (i) John Morgan our Chairman and Chief Executive Officer joining Tomsten’s board of directors and (ii) Tomsten and Winmark eliminating the voting agreement between the parties.  Due to these factors, the Company determined that it was necessary to change the accounting treatment for its investment in Tomsten from the cost method (which had been in place since the date of the Company’s first investment in August 2002) to the equity method of accounting.  At the date of the change in accounting treatment, the Company’s historical financial statements were adjusted retroactively to reflect the portion of Tomsten’s operating losses attributable to the Company’s ownership from the date of the original investment. (See Note 7.) As of March 29, 2008, $3.1 million of the Company’s investment, with a current carrying cost of $5.4 million, is attributable to goodwill.  The amount of goodwill was determined by calculating the difference between the Company’s net investment in Tomsten less its pro rata share of Tomsten’s net worth.

On October 13, 2004, the Company made a commitment to lend $2.0 million to BridgeFunds Limited at an annual rate of 12% pursuant to several senior subordinated promissory notes.  BridgeFunds Limited advances funds to claimants involved in civil litigation to cover litigation expenses.  At December 29, 2007 and March 29, 2008, the Company had funded the $2.0 million commitment.  In addition, the Company has received a warrant to purchase approximately 257,000 shares of BridgeFunds which currently represents 7.0% of the equity of BridgeFunds on a fully diluted basis.  On August 23, 2007, in connection with raising capital, BridgeFunds Limited completed a restructuring where all assets and liabilities, including the warrant, were assigned to and assumed by BridgeFunds, LLC.

4.     Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	March 29, 2008	December 29, 2007
Minimum lease payments receivable	$50,191,900	$38,948,800
Estimated residual value of equipment	1,978,500	1,472,800
Unearned lease income net of initial direct costs deferred	(9,042,400)	(7,583,800)
Security deposits	(1,442,000)	(1,299,300)
Allowance for credit losses	(876,700)	(613,800)
Equipment installed on leases not yet commenced	4,371,600	10,961,800
Total net investment in leases	45,180,900	41,886,500
Less: net investment in leases — current	(13,646,300)	(10,554,900)
Net investment in leases — long-term	$31,534,600	$31,331,600

The Company had $148,100 and $26,600 of net charge-offs during the first quarter of 2008 and 2007, respectively.

As of March 29, 2008, leased assets with one customer approximated 15% of the Company’s total assets, of which $2.3 million of the customer commitment is secured by a letter of credit.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred is as follows for the remainder of fiscal 2008 and the full fiscal years thereafter as of March 29, 2008:

Fiscal Year	Minimum Lease Payments Receivable	Income Amortization
2008	$13,918,400	$3,782,200
2009	17,250,100	3,200,600
2010	11,670,400	1,433,000
2011	4,850,700	512,200
2012	2,357,200	113,500
Thereafter	145,100	900
	$50,191,900	$9,042,400

5.     Accounting for Stock-Based Compensation:

Financial Accounting Standards Board (FASB) Statement No. 123, Share-Based Payment (revised 2004) requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on the grant date fair value of those awards.  In accordance with Statement No. 123R, this cost is recognized over the period for which an employee is required to provide service in exchange for the award.  Statement No. 123R requires that the benefits associated with tax deductions in excess of recognized compensation expense be reported as a financing cash flow rather than as an operating cash flow.  The Company uses the straight-line method of expensing graded vesting awards.  Compensation expense of $207,600 and $201,600 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administration Expenses” in the first quarter of 2008 and 2007, respectively.

The Company estimates the fair value of options granted using the Black-Scholes option valuation model.  We estimate the volatility of our common stock at the date of grant based on our historical volatility rate, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB 107).  Our decision to use historical volatility was based upon the lack of actively traded options on our common stock.  We estimate the expected term based upon historical option exercises.  The risk-free interest rate assumption is based on observed interest rates for the volatility period.  We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.  For options granted, we amortize the fair value on a straight-line basis.  All options are amortized over the vesting periods.

In accordance with SFAS 123R, the fair value of each option granted in 2008 and 2007 was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2008	—	—	—	—	—
2007	$5.76 / $6.16 / $6.93	4.55% / 3.54% / 3.67%	5 / 5 / 6	27.2% / 25.3% / 25.4%	none

6.              New Accounting Pronouncements

Effective December 30, 2007, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No.157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial condition or results of operations.

SFAS No. 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 also describes three levels of inputs that may be used to measure fair value:

•                  Level 1 — quoted prices in active markets for identical assets and liabilities.

•                  Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities.

•                  Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The Company’s cash and cash equivalents are valued using quoted prices.  The fair value of the Company’s long-term investments (described in Note 3) was determined based on Level 3 inputs using a discounted cash flow model.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company will adopt FAS 157 for non-financial assets and non-financial liabilities on December 28, 2008, and do not anticipate this adoption will have a material impact on the financial statements.

In February 2007, FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“FAS 159”).  FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company adopted FAS 159 on December 30, 2007.  The Company did not elect the fair value of accounting option for any of its eligible assets; therefore, the adoption of FAS 159 had no impact on the financial statements.

7.     Reclassifications:

Certain amounts in the March 31, 2007 financial statements have been reclassified to conform with the March 29, 2008 presentation.

Change in Accounting

As a result of the change in accounting treatment for our investment in Tomsten from the cost basis to the equity method of accounting in 2007 (See Note 3), the Company retroactively adjusted the accompanying 2007 historical financial statements to reflect the portion of Tomsten’s operating losses attributable to the Company’s ownership from the date of its original investment until the change in accounting treatment.  The table below reflects the effect of the change in accounting method on the March 31, 2007 financial statements.

Balance Sheet	March 31, 2007 as previously reported	Adjustments	March 31, 2007 as adjusted
Long-term Investments	$11,500,000	$(1,698,700)	$9,801,300
Deferred Income Taxes	876,000	72,700	948,700
Total assets	42,145,200	(1,626,000)	40,519,200
Retained Earnings	12,651,700	1,626,000	11,025,700

Statement of Earnings
Loss on Investments	—	(54,800)	(54,800)
Net Income	662,200	(32,400)	629,800
Earnings per share-Basic	.12	(.01)	.11
Earnings per share-Diluted	.12	(.01)	.11

8.     Earnings Per Share:

The Company calculates earnings per share in accordance with SFAS No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Earnings Per Share - Basic.  The Company calculates Earnings Per Share - Diluted by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method.  The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of stock options and warrants equivalent to 33,812 shares and 131,790 shares for the quarters ended March 29, 2008 and March 31, 2007, respectively.

Stock options for 122,387 shares and 177,676 shares at March 29, 2008 and March 31, 2007, respectively, were outstanding but were not included in the calculation of Earnings Per Share — Diluted because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be anti-dilutive.

9.     Shareholders’ Equity:

Repurchase of Common Stock

Under the board of directors’ authorization, the Company has the ability to repurchase up to 4,000,000 shares of its common stock, of which all but 183,193 shares have been repurchased.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.  Since inception of stock repurchase activities in November 1995 through March 29, 2008, the Company has repurchased 3,816,807 of its stock at an average price of $14.08 per share.  In the first quarter of 2008, the Company repurchased 1,561 shares for an aggregate purchase price of $28,068 or $17.98 per share.

Dilutive Securities

As of March 29, 2008, the Company had options outstanding to purchase a total of 443,300 shares of its common stock with an average exercise price of $19.35 per share.  Of these, 190,622 were exercisable as of March 29, 2008.

Stock Option Plans

The Company has authorized up to 750,000 shares of common stock be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2001 Stock Option Plan (the “2001 Plan”).

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

The Company also sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors Plan”) and reserved a total of 300,000 shares for issuance to directors of the Company who are not employees. Each option granted under the Nonemployee Directors Plan vests and becomes exercisable in five equal increments, beginning one year after the date of grant.  (See Note 15)

Stock options granted and exercised under the 2001 Plan and Nonemployee Directors Plan as of March 29, 2008 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Remaining Intrinsic Value
Outstanding at December 29, 2007	443,300	$19.35	7.67	$731,800
Exercised	—	—
Forfeited	—	—
Outstanding at March 29, 2008	443,300	$19.35	7.42	$—

Exercisable at March 29, 2008	190,622	$17.61	5.96	$74,500

All unexercised options at March 29, 2008 have an exercise price equal to the fair market value on the date of the grant.

As of March 29, 2008, we had $1.9 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average period of 3.1 years.

Other Options

On March 22, 2000, Sheldon Fleck, a former consultant to the Company, was granted a warrant to purchase 200,000 shares of common stock at an exercise price of $6 per share.  This warrant would have expired on March 22, 2008 if unexercised.  On October 4, 2007 and January 17, 2008, Mr. Fleck exercised 25,000 and 175,000 of the warrants shares, respectively.  The exercise of the warrant shares resulted in a $1,025,500 tax benefit in the first quarter of 2008 which was recorded as an increase to common stock.

10.  Long-term Debt:

As of March 29, 2008, the Company had $15.6 million outstanding on its Credit Facility bearing interest between 4.74% and 7.43%.

The Credit Facility has a borrowing base that is equal to two times the Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of the Company’s franchising and corporate overhead plus 90% of the amount of eligible leased assets.  The line of credit has been and will continue to be used for growing the Company’s leasing business, stock repurchases and general corporate purposes.  The Credit Facility is secured by a lien against substantially all of the Company’s assets.

On August 15, 2007, the Company and its subsidiaries entered into the Fourth Amendment (“Amendment”) to its Credit Facility.  The Amendment, among other things, extends the term of its Credit Facility from March 31, 2010 to March 31, 2012 and allows the Company to increase its obligations under the Credit Facility to $25,000,000.

On November 12, 2007, the Company entered into the Fifth Amendment to its Credit Facility that, among other things, allows the Company to increase the commitment under the Credit Facility from the initial amount of $25,000,000 to an amount that does not exceed $50,000,000, provided that certain conditions are met.  Any increase from the initial commitment must be in minimum integral amounts of $5,000,000, and no single increase can exceed $25,000,000.  As of March 29, 2008, the commitment under the Credit Facility remained at $25,000,000.

Renewable Unsecured Subordinated Notes

In May 2006, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes that was declared effective in June 2006.  In March 2007, the Company filed Post-Effective Amendment No. 2 to the public offering that was declared effective March 30, 2007.  In November 2007, the Company filed a Post-Effective Amendment Number 3 to the public offering that was declared effective November 29, 2007.  In March 2008, the Company filed a Post-Effective Amendment Number 4 to the public offering that was declared effective March 27, 2008.  As of March 29, 2008, the Company has $20,923,200 outstanding in renewable unsecured subordinated notes.  The table below presents the Company’s outstanding notes payable as of March 29, 2008:

	Original Term	Principal Amount	Weighted Average Interest Rate
Renewable unsecured subordinated notes	3 months	$3,600	5.25%
	6 months	535,700	6.53%
	1 year	1,219,800	7.81%
	2 years	4,069,100	8.77%
	3 years	7,416,000	9.67%
	4 years	1,813,500	9.83%
	5 years	5,678,000	10.10%
	10 years	187,500	10.22%
Total		$20,923,200	9.44%

The Company made interest payments of $499,700 and $239,600 on the renewable unsecured subordinated notes during the first quarter of 2008 and 2007, respectively.  The weighted average term of the outstanding renewable unsecured subordinated notes is 40 months.

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

11.  Discounted Lease Rentals

The Company utilized certain lease rentals receivable and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 5.75% at March 29, 2008 on a non-recourse basis.  In the event of a default by a customer in non-recourse financing, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Company.  As of March 29, 2008, $593,200 of the $2.1 million balance is current.

12.  Other Contingencies:

In addition to the operating lease obligations disclosed in Note 12 of the Company’s Form 10-K for the year ended December 29, 2007, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed.  At March 29, 2008 and March 31, 2007, $78,000 and $99,000, respectively, is included in accrued liabilities relating to these obligations.  These leases have various expiration dates through 2008.  The Company believes it has adequate accruals for any future liability.

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

	Three Months Ended
	March 29, 2008	March 31, 2007
Revenue:
Franchising	$6,924,800	$6,851,200
Leasing	1,952,600	775,700
Total revenue	$8,877,400	$7,626,900

Reconciliation to operating income:
Franchising segment contribution	$2,198,900	$2,224,700
Leasing segment contribution	(272,200)	(934,500)
Total operating income	$1,926,700	$1,290,200

Depreciation and amortization:
Leasing	$18,600	$17,900
Unallocated	66,400	53,800
Total depreciation and amortization	$85,000	$71,700

	As of
	March 29, 2008	December 29, 2007
Identifiable assets:
Franchising	$3,424,000	$3,690,700
Leasing	47,060,300	43,565,300
Unallocated	10,444,100	9,690,800
Total	$60,928,400	$56,946,800

14.  Related Party Transactions:

On February 12, 2007, in connection with Winmark Corporation’s (“Winmark”) existing stock repurchase plan, the Company agreed to repurchase 50,000 shares of common stock from K. Jeffrey Dahlberg for aggregate consideration of $900,000, or $18.00 per share.

On February 27, 2007, John L. Morgan, chief executive officer and chairman of Winmark, subscribed for and purchased $500,000 of two year maturity unsecured subordinated notes on a monthly interest payment schedule as described in the Interest Rate Supplement filed on Form 424B2 with the Securities and Exchange Commission on June 16, 2006 offered by Winmark pursuant to the Prospectus and related documents declared effective June 14, 2006.  In connection with their investment, Mr. Morgan agreed that his notes would be voted consistent with the majority of the remaining note holders in an event of default.

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

15.  Subsequent Events

At the regularly scheduled Annual Meeting of Shareholders of Winmark Corporation (the “Company”) held on April 30, 2008, the Company’s shareholders approved a resolution (as described more completely in the Company’s definitive Proxy Statement filed with the United States Securities and Exchange Commission on March 19, 2008) to amend the Company’s Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors Plan”) by extending the term of future options granted under the Plan from a six (6) year term to a ten (10) year term, and by modifying the vesting schedule from 20% to 25% per year, beginning one year from the grant date.

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of March 29, 2008, we had franchises operating under the following brands:  Play it Again Sports®, Once Upon a Child®, Plato’s Closet®, Music Go Round® and Wirth Business Credit®.  Management tracks closely the following criteria to evaluate current business operations and future prospects: royalties, franchise fees, leasing activity, selling, general and administrative expenses, franchise openings and closings and franchise renewals.

Our most profitable sources of franchising revenue are royalties earned from our franchise partners and franchise fees for new store openings and transfers.

During the first quarter of 2008, our royalties increased $178,700 or 3.5% compared to the first quarter of 2007.  Franchise fees increased $227,500 or 75.8% compared to the same period last year and primarily reflect consistent new openings in established brands and the addition of the new Wirth Business Credit® franchise system.  During the first three months of 2008, revenue generated from the Company’s leasing activities was $1,952,600 compared to $775,700 in the same period last year.  (See Note 13 — “Segment Reporting.”)  The Company’s leasing portfolio was $45.2 million at March 29, 2008.  (Net investment in leases — current plus net investment in leases — long-term.)

Management monitors several nonfinancial factors in evaluating the current business operations and future prospects, including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first quarter ended March 29, 2008:

					QUARTER ENDING 3/29/08
	TOTAL 12/29/07	OPENED	CLOSED	TOTAL 3/29/08	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Play It Again Sports®
Franchised Stores - US and Canada	374	4	(7)	371	1	1

Once Upon A Child®
Franchised Stores - US and Canada	228	3	(1)	230	1	1

Plato’s Closet®
Franchised Stores - US and Canada	211	9	(0)	220	0	0

Music Go Round®
Franchised Stores	38	0	(1)	37	2	2

Total Franchised Stores	851	16	(9)	858	4	4

Wirth Business Credit®
Territories	41	12	(2)	51	0	0

Total Franchises/Territories	892	28	(11)	909	4	4

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the three months ended March 29, 2008, the Company renewed 4 franchise agreements of the 4 franchise agreements that were available for renewal.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the three months ended March 29, 2008, selling, general and administrative expense increased due to advertising and sales commission expenses.

	March 29, 2008	March 31, 2007
Selling, general and administrative expenses	$5,185,800	$4,879,200

Our ability to grow our profits is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchises, (iii) increase lease originations and minimize write-offs in our leasing portfolios and (iv) control our selling, general and administrative expenses.

Results of Operations

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Three Months Ended		First Quarter 2008 over (under)
	March 29, 2008	March 31, 2007	First Quarter 2007
Revenue:
Royalties	60.1%	67.6%	3.5%
Leasing income	22.0	10.2	151.2
Merchandise sales	10.5	16.5	(25.9)
Franchise fees	5.9	3.9	75.8
Other	1.5	1.8	(4.5)
Total revenue	100.0%	100.0%	16.4%

Cost of merchandise sold	(10.1)	(15.8)	(25.9)
Leasing expense	(5.5)	(1.8)	257.8
Provision for credit losses	(4.3)	(1.5)	236.3
Selling, general and administrative expenses	(58.4)	(64.0)	6.3
Income from operations	21.7	16.9	49.3

Loss from equity investments	(0.9)	(0.7)	38.3
Interest expense	(3.9)	(4.4)	4.6
Interest and other income	0.8	1.7	(43.7)
Income before income taxes	17.7	13.5	52.7
Provision for income taxes	(7.2)	(5.3)	58.7
Net income	10.5%	8.2%	48.8%

Comparison of Three Months Ended March 29, 2008 to the Three Months Ended March 31, 2007

Revenue

Revenue for the quarter ended March 29, 2008 totaled $8.9 million compared to $7.6 million for the comparable period in 2007.

Royalties increased to $5.3 million for the first quarter of 2008 from $5.2 million for the same period in 2007, a 3.5% increase.  The increase was due to higher Plato’s Closet® and Once Upon A Child® royalties of $311,000 and $78,000, respectively, partially offset by lower Play It Again Sports® royalties of $218,000.  The increase in royalties is primarily due to having 31 additional Plato’s Closet® and thirteen additional Once Upon A Child® franchise stores in the first quarter of 2008 compared to the same period last year and higher franchisee retail sales in Plato’s Closet®.

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”).  For the first quarter of 2008 and 2007, they were as follows:

	2008	2007
Direct Franchisee Sales	$932,800	$1,259,100

Direct Franchisee Sales revenues decreased $326,300, or 25.9%, for the three months ended March 29, 2008 compared to the same period last year.  This is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having sixteen fewer Play It Again Sports® stores open than one year ago.

Franchise fees increased to $527,500 for the first quarter of 2008 compared to $300,000 for the first quarter of 2007.  The increase is due to opening 28 franchises in the first quarter of 2008, compared to fifteen in the same period of 2007.

Leasing income increased to $1,952,600 for the first quarter of 2008 compared to $775,700 for the same period in 2007.  The increase is due to a larger lease portfolio in 2008 compared to 2007.

Cost of Merchandise Sold

Cost of merchandise sold decreased $313,300 or 25.9% for the first quarter of 2008 compared to the same period last year.  The decrease was due to a decrease in Direct Franchisee Sales discussed in the revenue section.

Cost of merchandise sold includes in-bound freight and the cost of merchandise sold to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”).  The cost of merchandise sold as a percentage of Direct Franchisee Sales for the first quarter of 2008 and 2007 were as follows:

	2008	2007
Direct Franchisee Sales	95.8%	95.9%

Leasing Expense

Leasing expense increased to $485,900 in the first quarter of 2008 compared to $135,800 in the first quarter of 2007.  The increase is due to interest on increased borrowings in connection with the growth of our lease portfolio.

Provision for Credit Losses

Provision for credit losses increased to $385,100 in the first quarter of 2008 compared to $114,500 in the first quarter of 2007.  The increase is due to increased originations in the leasing segment as well as a higher level of net charge-offs.

Selling, General and Administrative

The $306,600, or 6.3%, increase in selling, general and administrative expenses in the first three months of 2008 compared to the same period in 2007 is primarily due to increases in advertising production expenses and sales commissions of $146,000 and $140,000, respectively.

Loss from Equity Investments

During the first quarter of 2008 and 2007, we recorded losses of $75,800 and $54,800, respectively, from our investment in Tomsten.  This represents our pro rata share of losses for the period.  As of March 29, 2008, the Company owns 18.3% of the outstanding common stock of Tomsten.

Interest Expense

Interest expense increased to $348,400 in the first quarter of 2008 compared to $333,000 in the first quarter of 2007.  The increase is due to interest on borrowings on the line of credit and renewable subordinated notes.

Interest and Other Income

During the first quarter of 2008, we had interest and other income of $72,800 compared to $129,400 of interest and other income in the first quarter of 2007.  The decrease is primarily due to the sale of the Commercial Credit Group senior subordinated notes.  (See Note 3.)

Income Taxes

The provision for income taxes was calculated at an effective rate of 40.5% and 40.0% for the first quarter of 2008 and 2007, respectively.  The lower effective rate in 2007 reflects a lower amount of non-deductible expenses.

Segment Comparison of the Three Months Ended March 29, 2008 to the Three Months Ended March 31, 2007

Franchising segment operating income

The franchising segment’s first quarter 2008 operating income decreased by $25,800 or 1.2%. The decrease in segment contribution was primarily due to $412,800 of selling, general and administrative expenses, mainly advertising production expenses and corporate allocations, partially offset by higher royalty and franchise fee income of $178,700 and $227,500, respectively.  The increase in royalties was primarily due to higher Plato’s Closet® and Once Upon A Child® royalties of $311,000 and $78,000, respectively, partially offset by lower Play It Again Sports® royalties of $218,000.  The increase in royalties is primarily due to having 31 additional Plato’s Closet® and thirteen additional Once Upon A Child® franchise stores open in the first quarter of 2008 compared to the same period last year and higher franchisee retail sales in Plato’s Closet®.  The increase in franchise fees is due to opening 28 franchises in the first quarter of 2008, compared to fifteen in the same period of 2007.

Leasing segment operating loss

The leasing segment’s first quarter 2008 operating loss decreased $662,300 or 70.9% to ($272,200) compared to a loss of ($934,500) during the first quarter of 2007.  This improvement was primarily due to a $1.2 million increase in leasing income, partially offset by a $620,700 increase in direct costs, including provision for credit losses.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and credit agreement borrowings.  The components of the income statement that affect our liquidity include the following non-cash items: depreciation and compensation expense related to stock options.  The most significant component of the balance sheet that affects liquidity is long-term investments.  Long-term investments include $7.4 million of illiquid investments in two private companies: Tomsten, Inc. and BridgeFunds, LLC.  We ended the first quarter of 2008 with $1.5 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 1.1 to 1.0 compared to $1.0 million in cash and cash equivalents and a current ratio of .78 to 1.0 at the end of the first quarter of 2007.

Operating activities provided cash of $1.5 million for the first quarter of 2008 compared to $788,200 for the same period last year.  Cash provided by operating assets and liabilities include an increase in advance and security deposits of $319,700 due to increased lease originations.  Accrued liabilities provided cash of $234,300 primarily due to increased accruals on lease portfolio assets.  Accounts receivable provided cash of $212,800, primarily due to an improvement in royalty collections. Cash utilized by operating assets and liabilities include a $809,700 increase in income tax receivable due to the tax benefit recognized on the exercise of stock warrants.

Investing activities used $1.5 million of cash during the first quarter of 2008 compared to $4.7 million during the same period of 2007, primarily due to the purchase of equipment for lease contracts, partially offset by collections on lease receivables and proceeds from discounted leases.

Financing activities provided $281,800 of cash during the first quarter of 2008 compared to $3.9 million during the same period of 2007, primarily due to the tax benefit on exercised warrants, partially offset by net payments on the line of credit and subordinated debt.

As of March 29, 2008, our off balance sheet obligations were limited to the obligations under the lease for our corporate headquarters.  The term of the lease expires in August 2009.

On August 15, 2007, we entered into a Fourth Amendment to our Credit Facility that, among other things, extends the term of the Credit Facility from March 31, 2010 to March 31, 2012 and allows the Company to increase its obligations under the Credit Facility to $25,000,000.

On November 12, 2007, we entered into a Fifth Amendment to our Credit Facility, that among other things, allows us to increase the commitment under the Credit Facility from the initial amount of $25,000,000 to an amount that does not exceed $50,000,000, provided that certain conditions are met.  Any increase from the initial commitment must be in minimum integral amounts of $5,000,000, and no single increase can exceed $25,000,000.  As of March 29, 2008, the commitment under the Credit Facility remained at $25,000,000.

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

On April 19, 2006, we announced the filing of a “shelf registration” on Form S-1 registration statement with the Securities and Exchange Commission for the sale of up to $50 million of renewable subordinated unsecured notes with maturities from three months to ten years.  In June 2006, the Form S-1 registration became effective.  In March 2007, we filed Post-Effective Amendment Number 2 to the public offering that was declared effective March 30, 2007.  In November 2007, we filed a Post-Effective Amendment Number 3 for the public offering that was declared effective November 29, 2007.  In March 2008, we filed Post-Effective Amendment Number 4 for the public offering that was declared effective March 27, 2008.  We have in the past and continue to intend to use the net proceeds from the offering to pay down our credit facility, expand our leasing portfolio, to make acquisitions, to repurchase common stock and for other general corporate purposes.  As of March 29, 2008, $24.3 million of the renewable subordinated notes have been sold.

We believe that the combination of our cash on hand, the cash generated from our franchising business, cash generated from discounting sources, our bank line of credit as well as our renewable subordinated unsecured notes, will be adequate to fund our planned operations, including leasing activity, for 2008.

Critical Accounting Policies

We prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  As such, we are required to make certain estimates, judgments and assumptions that it believes are reasonable based on information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.  There can be no assurance that actual results will not differ from these estimates.  The following critical accounting policies that we believe are most important to aid in fully understanding and evaluating the reported financial results include the following:

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performances of franchisees versus estimates, royalty revenue would be impacted.  During the first quarter of 2008, the Company collected $11,800 more than estimated at December 29, 2007.  As of March 29, 2008, royalty receivables were $1,251,700.

The Company collects franchise fees when franchise agreements are signed and recognizes the franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the Company’s balance sheet.  As of March 29, 2008, deferred franchise fees were $1,007,700.

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

Forward Looking Statements

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, our statement that we will have adequate capital and reserves to meet our current and contingent obligations and operating needs, are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions.  See the section appearing in our annual report on Form 10-K for the fiscal year ended December 29, 2007 entitled “Risk Factors” and Part II, Item 1A in this Report for a more complete discussion of certain factors that may cause our actual results to differ from those in our forward looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

We incur financial markets risk in the form of interest rate risk.  We currently have available a $25.0 million line of credit with LaSalle Bank National Association, with the ability to increase the line of credit to $50.0 million provided that certain conditions are met.  We had $15.6 million of debt outstanding at March 29, 2008 under this line of credit of which $1.8 million is subject to daily changes in the bank’s base rate or LIBOR.  The interest rate applicable to this agreement is based on either the bank’s base rate or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.   At our current level of borrowings, a one percent increase in our applicable rate would reduce annual pretax earnings by $18,000.  We had no interest rate derivatives in place at March 29, 2008 to mitigate this risk.

Approximately $119,900 of our cash and cash equivalents at March 29, 2008 were invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the quarter ended March 29, 2008.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign activity.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

PART II.                                                OTHER INFORMATION

ITEM 1:

Not applicable.

ITEM 1A:  Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.  If any of those factors were to occur, they could materially adversely affect our financial condition or future results, and could cause our actual results to differ materially from those expressed in our forward-looking statements in this report.  The Company is aware of no material changes to the Risk Factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchaser

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan

December 30, 2007 to February 2, 2008	0	$—	0	184,754
February 3, 2008 to March 1, 2008	0	—	0	184,754
March 2, 2008 to March 29, 2008	1,561	17.98	1,561	183,193
Total	1,561		1,561	183,193

(1)                                  The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved has been increased by additional Board of Directors’ approvals and is currently limited to 4,000,000 shares, of which 183,193 may still be repurchased.

ITEMS 3 — 5:

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

Date: May 8, 2008	By:	/s/ John L. Morgan
John L. Morgan Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: May 8, 2008	By:	/s/ Brett D. Heffes
Brett D. Heffes President of Finance and Administration Chief Financial Officer and Treasurer

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED MARCH 29, 2008

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