Form 10-Q
period 2008-06-28
WINMARK CORP
filed 2008-08-01
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 28, 2008

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

Common stock, no par value, 5,523,383 shares outstanding as of July 25, 2008.

WINMARK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

	June 28, 2008	December 29, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$2,585,200	$1,253,000
Receivables, less allowance for doubtful accounts of $53,500 and $52,200	2,136,400	2,312,300
Net investment in leases - current	16,356,400	10,554,900
Income tax receivable	831,800	166,300
Inventories	70,700	145,000
Prepaid expenses	977,200	1,104,900
Deferred income taxes	208,200	208,200
Total current assets	23,165,900	15,744,600

Net investment in leases – long-term	29,186,600	31,331,600
Long-term investments	7,360,000	7,496,500
Long-term notes receivables, net	49,400	59,700
Property and equipment, net	612,700	667,400
Other assets	625,800	625,800
Deferred income taxes	1,021,200	1,021,200
	$62,021,600	$56,946,800
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current line of credit	$3,741,600	$7,553,600
Current renewable subordinated notes	4,217,800	3,535,900
Accounts payable	1,149,400	1,414,100
Accrued liabilities	2,843,000	2,501,900
Current discounted lease rentals	948,700	27,400
Rents received in advance	1,729,100	1,385,900
Current deferred revenue	1,104,000	1,132,300
Total current liabilities	15,733,600	17,551,100

Long-term line of credit	11,198,300	8,685,000

Long-term renewable subordinated notes	17,081,300	17,486,000

Long-term discounted lease rentals	1,720,200	—

Long-term deferred revenue	619,000	556,000

Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 5,526,459 and 5,417,775 shares issued and outstanding	1,438,600	305,900
Retained earnings	14,230,600	12,362,800

Total shareholders’ equity	15,669,200	12,668,700
	$62,021,600	$56,946,800

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
REVENUE:
Royalties	$5,303,800	$4,846,500	$10,635,400	$9,999,400
Leasing income	1,907,000	995,800	3,859,600	1,771,500
Merchandise sales	975,000	1,193,600	1,907,800	2,452,700
Franchise fees	386,100	417,400	913,600	717,400
Other	145,400	109,300	278,300	248,500
Total revenue	8,717,300	7,562,600	17,594,700	15,189,500

COST OF MERCHANDISE SOLD	940,700	1,148,000	1,834,600	2,355,200

LEASING EXPENSE	463,100	197,400	949,000	333,200

PROVISION FOR CREDIT LOSSES	269,200	165,300	654,300	279,700

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,138,500	4,923,600	10,324,300	9,802,900

Income from operations	1,905,800	1,128,300	3,832,500	2,418,500

LOSS FROM EQUITY INVESTMENTS	(60,700)	(197,400)	(136,500)	(252,200)

INTEREST EXPENSE	(340,200)	(387,600)	(688,600)	(720,600)

INTEREST AND OTHER INCOME	59,000	171,400	131,800	300,800

Income before income taxes	1,563,900	714,700	3,139,200	1,746,500

PROVISION FOR INCOME TAXES	(633,400)	(284,200)	(1,271,400)	(686,200)

NET INCOME	$930,500	$430,500	$1,867,800	$1,060,300

EARNINGS PER SHARE – BASIC	$.17	$.08	$.34	$.19

EARNINGS PER SHARE – DILUTED	$.17	$.08	$.34	$.19

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	5,534,781	5,447,697	5,517,807	5,516,214

WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	5,562,319	5,560,564	5,548,482	5,638,543

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 28, 2008	June 30, 2007
OPERATING ACTIVITIES:
Net income	$1,867,800	$1,060,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	171,300	143,700
Allowance for doubtful accounts	300	1,700
Provision for credit losses	536,100	253,600
Compensation expense related to stock options	415,200	291,100
Loss from equity investment	136,500	252,200
Deferred initial direct costs, net of amortization	(286,500)	(427,000)
Change in operating assets and liabilities:
Receivables	185,900	(22,300)
Income tax receivable	(665,500)	(243,600)
Inventories	74,300	(38,900)
Prepaid expenses	127,700	409,700
Deferred income taxes	—	134,700
Accounts payable	(264,700)	(475,400)
Accrued liabilities	341,100	75,700
Additions to advance and security deposits	644,900	629,600
Deferred revenue	34,700	172,400

Net cash provided by operating activities	3,319,100	2,217,500

INVESTING ACTIVITIES:
Purchases of property and equipment	(116,600)	(255,300)
Purchase of equipment for lease contracts	(12,276,000)	(12,145,200)
Principal collections on lease receivables	7,797,100	4,053,400

Net cash used for investing activities	(4,595,500)	(8,347,100)

FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	3,000,000	11,900,000
Payments on line of credit	(4,298,700)	—
Proceeds from issuance of subordinated notes	889,300	1,383,100
Payments on subordinated notes	(612,100)	(2,021,200)
Repurchase of common stock	(308,000)	(4,765,100)
Proceeds from exercises of options and warrants	—	104,600
Proceeds from discounted lease rentals	2,912,600	—
Tax benefit on exercised options and warrants	1,025,500	40,700

Net cash provided by financing activities	2,608,600	6,642,100

INCREASE IN CASH AND CASH EQUIVALENTS	1,332,200	512,500
Cash and cash equivalents, beginning of period	1,253,000	1,037,800
Cash and cash equivalents, end of period	$2,585,200	$1,550,300

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,254,600	$843,100
Cash paid for income taxes	$863,400	$672,900

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

Revenues and operating results for the six months ended June 28, 2008 are not necessarily indicative of the results to be expected for the full year.

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

On October 2, 2007, the Company changed its relationship with Tomsten, primarily by (i) John Morgan, our Chairman and Chief Executive Officer, joining Tomsten’s board of directors and (ii) Tomsten and Winmark eliminating the voting agreement between the parties.  Due to these factors, the Company determined that it was necessary to change the accounting treatment for its investment in Tomsten from the cost method (which had been in place since the date of the Company’s first investment in August 2002) to the equity method of accounting.  At the date of the change in accounting treatment, the Company’s historical financial statements were adjusted retroactively to reflect the portion of Tomsten’s operating losses attributable to the Company’s ownership from the date of the original investment. (See Note 7.) As of June 28, 2008, $3.1 million of the Company’s investment, with a current carrying cost of $5.4 million, is attributable to goodwill.  The amount of goodwill was determined by calculating the difference between the Company’s net investment in Tomsten less its pro rata share of Tomsten’s net worth.

On October 13, 2004, the Company made a commitment to lend $2.0 million to BridgeFunds Limited at an annual rate of 12% pursuant to several senior subordinated promissory notes.  BridgeFunds Limited advances funds to claimants involved in civil litigation to cover litigation expenses.  At December 29, 2007 and June 28, 2008, the Company had previously funded the $2.0 million commitment.  In addition, the Company has received a warrant to purchase approximately 257,000 shares of BridgeFunds which currently represents approximately 7.0% of the equity of BridgeFunds on a fully diluted basis.  On August 23, 2007, in connection with raising capital, BridgeFunds Limited completed a restructuring where all assets and liabilities, including the warrant, were assigned to and assumed by BridgeFunds, LLC.

4.  Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	June 28, 2008	December 29, 2007
Minimum lease payments receivable	$53,145,100	$38,948,800
Estimated residual value of equipment	2,075,900	1,472,800
Unearned lease income net of initial direct costs deferred	(9,693,300)	(7,583,800)
Security deposits	(1,601,100)	(1,299,300)
Allowance for credit losses	(788,100)	(613,800)
Equipment installed on leases not yet commenced	2,404,500	10,961,800
Total net investment in leases	45,543,000	41,886,500
Less: net investment in leases – current	(16,356,400)	(10,554,900)
Net investment in leases – long-term	$29,186,600	$31,331,600

The Company had $480,000 and $26,600 of net charge-offs during the first six months of 2008 and 2007, respectively.

As of June 28, 2008, leased assets with one customer approximated 14% of the Company’s total assets, of which $2.3 million of the customer commitment is secured by a letter of credit.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees deferred is as follows for the remainder of fiscal 2008 and the full fiscal years thereafter as of June 28, 2008:

Fiscal Year	Minimum Lease Payments Receivable	Income Amortization
2008	$10,442,700	$3,079,400
2009	20,608,100	4,015,000
2010	13,709,100	1,856,200
2011	5,695,300	599,000
2012	2,491,000	140,600
Thereafter	198,900	3,100
	$53,145,100	$9,693,300

5.  Accounting for Stock-Based Compensation:

Financial Accounting Standards Board (FASB) Statement No. 123, Share-Based Payment (revised 2004) requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on the grant date fair value of those awards.  In accordance with Statement No. 123R, this cost is recognized over the period for which an employee is required to provide service in exchange for the award.  Statement No. 123R requires that the benefits associated with tax deductions in excess of recognized compensation expense be reported as a financing cash flow rather than as an operating cash flow.  The Company uses the straight-line method of expensing graded vesting awards.  Compensation expense of $415,200 and $291,100 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administration Expenses” in the first six months of 2008 and 2007, respectively.

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

In accordance with SFAS 123R, the fair value of each option granted in 2008 and 2007 was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2008	—	—	—	—	—
2007	$ 5.76 / $6.16 / $6.93	4.55% / 3.54% / 3.67%	5 / 5 / 6	27.2% / 25.3% / 25.4%	none

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

SFAS No. 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 also describes three levels of inputs that may be used to measure fair value:

•                  Level 1 – quoted prices in active markets for identical assets and liabilities.

•                  Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.

•                  Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

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

7.  Reclassifications:

Certain amounts in the June 30, 2007 financial statements have been reclassified to conform with the June 28, 2008 presentation.

Change in Accounting

As a result of the change in accounting treatment for our investment in Tomsten from the cost basis to the equity method of accounting in 2007 (See Note 3.), the Company retroactively adjusted the accompanying 2007 historical financial statements to reflect the portion of Tomsten’s operating losses attributable to the Company’s ownership from the date of its original investment until the change in accounting treatment.  The table below reflects the effect of the change in accounting method on the June 30, 2007 financial statements.

Statement of Earnings	Three months ended June 30, 2007 as previously reported	Adjustments	Three months ended June 30, 2007 as adjusted
Loss on Investments	$—	$(197,400)	$(197,400)
Net Income	547,200	(116,700)	430,500
Earnings per share - Basic	.10	(.02)	.08
Earnings per share - Diluted	.10	(.02)	.08

Statement of Earnings	Six months ended June 30, 2007 as previously reported	Adjustments	Six months ended June 30, 2007 as adjusted
Loss on Investments	$—	$(252,200)	$(252,200)
Net Income	1,209,400	(149,100)	1,060,300
Earnings per share - Basic	.22	(.03)	.19
Earnings per share - Diluted	.21	(.02)	.19

8.     Earnings Per Share:

The Company calculates earnings per share in accordance with SFAS No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Earnings Per Share - Basic.  The Company calculates Earnings Per Share - Diluted by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method.  The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of 27,538 and 112,867 stock options and warrants for the three months and 30,675 and 123,329 for the six months ended June 28, 2008 and June 30, 2007, respectively.

Stock options for 167,335 and 148,705 shares for the three months and 143,886 and 157,167 shares for the six months ended June 28, 2008 and June 30, 2007, respectively, were outstanding but were not included in the calculation of Earnings Per Share – Diluted because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be anti-dilutive.

9.     Shareholders’ Equity:

Repurchase of Common Stock

Under the Board of Directors’ authorization, the Company has the ability to repurchase up to 4,000,000 shares of its common stock, of which all but 167,390 shares have been repurchased through June 28, 2008.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.  Since the inception of stock repurchase activities in November 1995 through June 28, 2008, the Company has repurchased 3,832,610 shares of its stock at an average price of $14.09 per share.  In the first six months of 2008, the Company repurchased 17,364 shares for an aggregate purchase price of $307,994 or $17.74 per share.

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

The Company also sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors Plan”) and has reserved a total of 300,000 shares for issuance to directors of the Company who are not employees.  At the April 30th Annual Shareholders Meeting, the Company’s shareholders approved a resolution (as described more completely in the Company’s definitive Proxy Statement filed with the United States Securities and Exchange Commission on March 19, 2008) to amend the Nonemployee Directors Plan by extending the term of future options granted under the Plan from a six (6) year term to a ten (10) year term, and by modifying the vesting schedule from 20% to 25% per year, beginning one year from the grant date.

Stock options granted and exercised under the 2001 Plan and Nonemployee Directors Plan as of June 28, 2008 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Remaining Intrinsic Value
Outstanding at December 29, 2007	443,300	$19.35	7.67	$731,800
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 28, 2008	443,300	19.35	7.17	$—

Exercisable at June 28, 2008	197,622	$17.67	5.80	$183,800

All unexercised options at June 28, 2008 have an exercise price equal to the fair market value on the date of the grant.

As of June 28, 2008, the Company had $1.7 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of 2.9 years.

Other Options

On March 22, 2000, Sheldon Fleck, a former consultant to the Company, was granted a warrant to purchase 200,000 shares of common stock at an exercise price of $6 per share.  This warrant would have expired on March 22, 2008 if unexercised.  On October 4, 2007 and January 17, 2008, Mr. Fleck exercised 25,000 and 175,000 of the warrant shares, respectively.  The exercise of the warrant shares resulted in a $1,025,500 tax benefit in the first six months of 2008 which was recorded as an increase to common stock.

10.  Long-term Debt:

As of June 28, 2008, the Company had $14.9 million outstanding on its line of credit bearing interest between 4.58% and 5.76%.

On June 10, 2008, the Company amended and restated its 364-Day Revolving Credit Agreement with LaSalle, to among other things, join The PrivateBank and Trust Company as a lender and Documentation Agent, and appoint LaSalle Administrative Agent.  The Amended Credit Agreement permits the Company to draw up to a $55,000,000 line of credit.  The Amended Credit Agreement also increased the minimum tangible net worth requirement to $19.1 million while maintaining the existing calculation for subsequent monthly periods.  As of June 28, 2008, the Company’s tangible net worth was $26.8 million.

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

Renewable Unsecured Subordinated Notes

In May 2006, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes that was declared effective in June 2006.  In March 2007, the Company filed Post-Effective Amendment No. 2 to the public offering that was declared effective March 30, 2007.  In November 2007, the Company filed a Post-Effective Amendment Number 3 to the public offering that was declared effective November 29, 2007.  In March 2008, the Company filed a Post-Effective Amendment Number 4 to the public offering that was declared effective March 27, 2008.  As of June 28, 2008, the Company has $21,299,100 outstanding in renewable unsecured subordinated notes.  The table below presents the Company’s outstanding notes payable as of June 28, 2008:

	Original Term	Principal Amount	Weighted Average Interest Rate
Renewable unsecured subordinated notes	3 months	$32,800	6.27%
	6 months	506,500	6.78%
	1 year	1,399,400	7.90%
	2 years	4,187,900	8.77%
	3 years	7,463,500	9.67%
	4 years	1,818,500	9.83%
	5 years	5,703,000	10.10%
	10 years	187,500	10.22%
Total		$21,299,100	9.43%

The Company made interest payments of $997,000 and $581,900 on the renewable unsecured subordinated notes during the first six months of 2008 and 2007, respectively.  The weighted average term of the outstanding renewable unsecured subordinated notes at June 28, 2008 is 40 months.

The Company incurred $231,800 in costs related to the issuance of the Renewable Unsecured Subordinated Notes in 2006.  The costs can be broken into three distinct categories (i) offering costs (ii) on going costs, and (iii) annual costs.  These costs have been capitalized and will be amortized as a component of interest expense.  The offering and on going costs associated with the debt offering are being amortized over the weighted-average term of the debt.  In connection with the debt offering, the Company will incur certain additional annual costs that are being amortized over a 12-month period.

11.          Discounted Lease Rentals

The Company utilized certain lease rentals receivable and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 5.69% at June 28, 2008 on a non-recourse basis.  In the event of a default by a customer in non-recourse financing, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Company.  As of June 28, 2008, $948,700 of the $2.7 million balance is current.

12.          Other Contingencies:

In addition to the operating lease obligations disclosed in Note 12 of the Company’s Form 10-K for the year ended December 29, 2007, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed.  At June 28, 2008 and June 30, 2007, $74,000 and $93,000, respectively, are included in accrued liabilities relating to these obligations.  These leases have various expiration dates through 2008.  The Company believes it has adequate accruals for any future liability.

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

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenue:
Franchising	$6,810,300	$6,566,800	$13,735,100	$13,418,000
Leasing	1,907,000	995,800	3,859,600	1,771,500
Total revenue	$8,717,300	$7,562,600	$17,594,700	$15,189,500

Reconciliation to operating income:
Franchising segment contribution	$2,153,400	$1,823,500	$4,352,300	$4,048,200
Leasing segment contribution	(247,600)	(695,200)	(519,800)	(1,629,700)
Total operating income	$1,905,800	$1,128,300	$3,832,500	$2,418,500

Depreciation and amortization:
Leasing	$16,500	$17,900	$35,100	$35,800
Unallocated	69,800	54,100	136,200	107,900
Total depreciation and amortization	$86,300	$72,000	$171,300	$143,700

	As of
	June 28, 2008	December 29, 2007
Identifiable assets:
Franchising	$3,730,400	$3,690,700
Leasing	48,140,100	43,565,300
Unallocated	10,151,100	9,690,800
Total	$62,021,600	$56,946,800

14. Related Party Transactions:

On February 12, 2007, in connection with Winmark Corporation’s (“Winmark”) existing stock repurchase plan, Winmark agreed to repurchase 50,000 shares of common stock from K. Jeffrey Dahlberg for aggregate consideration of $900,000, or $18.00 per share.

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

On April 5, 2007, John L. Morgan, subscribed for and purchased $400,000 of four year maturity unsecured subordinated notes on a monthly interest payment schedule at the rates described in the Interest Rate Supplement filed on Form 424B2 with the Securities and Exchange Commission on April 3, 2007 (“April Interest Rate Supplement”) offered by Winmark pursuant to a prospectus and related documents declared effective on March 30, 2007 (“March Prospectus”).  In connection with his investment, Mr. Morgan agreed that his notes would be voted consistent with the majority of the remaining note holders in an event of default.

On May 15, 2007, in connection with Winmark’s existing stock repurchase plan, Winmark agreed to repurchase 50,000 shares of common stock from K. Jeffrey Dahlberg for aggregate consideration of $850,000, or $17.00 per share.

On June 28, 2007, John L. Morgan subscribed for and purchased $1 million of three year maturity unsecured subordinated notes on a monthly interest payment schedule as described in the April Interest Rate Supplement offered by Winmark pursuant to the March Prospectus.  In connection with this investment, Mr. Morgan agreed that his notes would be voted consistent with the majority of the remaining note holders in an event of default.

On September 18, 2007, in connection with the Winmark’s existing stock repurchase plan, Winmark agreed to purchase 41,138 shares of common stock from Mark T. Hooley, a former executive officer and son-in-law of John L. Morgan, for aggregate consideration of $771,700 or $18.76 per share.

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

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of June 28, 2008, we had franchises operating under the following brands:  Play it Again Sports®, Once Upon a Child®, Plato’s Closet®, Music Go Round® and Wirth Business Credit®.  Management closely tracks the following criteria to evaluate current business operations and future prospects: royalties, franchise fees, leasing activity, selling, general and administrative expenses, franchise openings and closings and franchise renewals.

Our most profitable sources of franchising revenue are royalties earned from our franchisees and franchise fees for new openings and transfers.

During the first six months of 2008, our royalties increased $636,000 or 6.4% compared to the first six months of 2007.  Franchise fees increased $196,200 or 27.3% compared to the same period last year and primarily reflect consistent new openings in established brands and the addition of the new Wirth Business Credit® franchise system.  During the first six months of 2008, revenue generated from the Company’s leasing activities was $3,859,600 compared to $1,771,500 in the same period last year.  (See Note 13 – “Segment Reporting.”)  The Company’s leasing portfolio was $45.5 million at June 28, 2008.

Management monitors several nonfinancial factors in evaluating the current business operations and future prospects, including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first six months ended June 28, 2008:

					SIX MONTHS ENDING 6/28/08
	TOTAL 12/29/07	OPENED	CLOSED	TOTAL 6/28/08	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Play It Again Sports® Franchised Stores - US and Canada	374	6	(16)	364	3	3

Once Upon A Child® Franchised Stores - US and Canada	228	6	(2)	232	4	3

Plato’s Closet® Franchised Stores - US and Canada	211	15	(2)	224	0	0

Music Go Round® Franchised Stores	38	0	(1)	37	4	4

Total Franchised Stores	851	27	(21)	857	11	10

Wirth Business Credit® Territories	41	17	(2)	56	0	0

Total Franchises/Territories	892	44	(23)	913	11	10

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the six months ended June 28, 2008, the Company renewed 10 franchise agreements of the 11 franchise agreements that were available for renewal.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the six months ended June 28, 2008, selling, general and administrative expense increased mainly due to amortization of initial direct costs, bank charges, stock option expenses and sales commissions.

	Six Months Ended
	June 28, 2008	June 30, 2007
Selling, general and administrative expenses	$10,324,200	$9,802,900

Our ability to grow our profits is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchises, (iii) increase lease originations and minimize write-offs in our leasing portfolios and (iv) control our selling, general and administrative expenses.

Results of Operations

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenue:
Royalties	60.8%	64.1%	60.5%	65.8%
Leasing income	21.9	13.2	21.9	11.7
Merchandise sales	11.2	15.8	10.8	16.2
Franchise fees	4.4	5.5	5.2	4.7
Other	1.7	1.4	1.6	1.6
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of merchandise sold	(10.8)	(15.2)	(10.4)	(15.5)
Leasing expense	(5.3)	(2.6)	(5.4)	(2.2)
Provision for credit losses	(3.1)	(2.2)	(3.7)	(1.9)
Selling, general and administrative expenses	(58.9)	(65.1)	(58.7)	(64.5)
Income from operations	21.9	14.9	21.8	15.9
Loss from equity investments	(0.7)	(2.6)	(0.8)	(1.7)
Interest expense	(3.9)	(5.1)	(3.9)	(4.7)
Interest and other income	0.7	2.2	0.7	2.0
Income before income taxes	18.0	9.4	17.8	11.5
Provision for income taxes	(7.3)	(3.7)	(7.2)	(4.5)
Net income	10.7%	5.7%	10.6%	7.0%

Comparison of Three Months Ended June 28, 2008 to Three Months Ended June 30, 2007

Revenue

Revenue for the quarter ended June 28, 2008 totaled $8.7 million compared to $7.6 million for the comparable period in 2007.

Royalties increased to $5.3 million for the second quarter of 2008 from $4.8 million for the same period in 2007, a 9.4% increase.  The increase was due to higher Plato’s Closet® and Once Upon A Child® royalties of $301,000 and $120,000, respectively.  The increase in Plato’s Closet® and Once Upon A Child® royalties is primarily due to having 27 additional Plato’s Closet® and 11 additional Once Upon A Child® franchise stores in the second quarter of 2008 compared to the same period last year and higher franchisee retail sales in both brands.

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”).  For the second quarter of 2008 and 2007, they were as follows:

	2008	2007
Direct Franchisee Sales	$975,000	$1,193,600

Direct Franchisee Sales revenues decreased $218,600, or 18.3%, for the six months ended June 28, 2008 compared to the same period last year.  This is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having 21 fewer Play It Again Sports® stores open than one year ago.

Franchise fees decreased to $386,100 for the second quarter of 2008 compared to $417,400 for the second quarter of 2007.  The decrease is due to opening 16 franchises in the second quarter of 2008, compared to 21 in the same period of 2007.

Leasing income increased to $1,907,000 for the second quarter of 2008 compared to $995,800 for the same period in 2007.  The increase is due to a larger lease portfolio in 2008 compared to 2007.

Cost of Merchandise Sold

Cost of merchandise sold decreased $207,300 or 18.1% for the second quarter of 2008 compared to the same period last year.  The decrease was primarily due to a decrease in Direct Franchisee Sales discussed in the revenue section.

Cost of merchandise sold includes in-bound freight and the cost of merchandise sold to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”).  The cost of merchandise sold as a percentage of Direct Franchisee Sales for the second quarter of 2008 and 2007 were as follows:

	2008	2007
Direct Franchisee Sales	96.5%	96.2%

Leasing Expense

Leasing expense increased to $463,100 in the second quarter of 2008 compared to $197,400 in the second quarter of 2007.  The increase is due to interest on increased borrowings in connection with the growth of our lease portfolio.

Provision for Credit Losses

Provision for credit losses increased to $269,200 in the second quarter of 2008 compared to $165,300 in the second quarter of 2007.  The increase is due to a higher level of net charge-offs and originations in the leasing segment.

Selling, General and Administrative

The $214,900, or 4.4%, increase in selling, general and administrative expenses in the second three months of 2008 compared to the same period in 2007 is primarily due to increases in bank charges, stock option expenses and amortization of initial direct costs of $125,000, $118,000 and $125,000, respectively, partially offset by a $127,000 decrease in development advertising.

Loss from Equity Investments

During the second quarter of 2008 and 2007, we recorded losses of $60,700 and $197,400, respectively, from our investment in Tomsten.  This represents our pro rata share of losses for the period.  As of June 28, 2008, the Company owns 18.3% of the outstanding common stock of Tomsten.

Interest Expense

Interest expense decreased to $340,200 in the second quarter of 2008 compared to $387,600 in the second quarter of 2007.  The decrease is due to lower interest rates and $1.3 million net repayment on the line of credit since year end.

Interest and Other Income

During the second quarter of 2008, the Company had interest and other income of $59,000 compared to $171,400 of interest and other income in the second quarter of 2007.  The decrease is primarily due to the sale of the Commercial Credit Group senior subordinated notes in August 2007.

Income Taxes

The provision for income taxes was calculated at an effective rate of 40.5% and 39.8% for the second quarter of 2008 and 2007, respectively.  The lower effective rate in 2007 compared to 2008 reflects a lower amount of non-deductible expenses.

Comparison of Six Months Ended June 28, 2008 to Six Months Ended June 30, 2007

Revenue

Revenue for the six months ended June 28, 2008 totaled $17.6 million compared to $15.2 million for the comparable period in 2007.

Royalties increased to $10.6 million for the first six months of 2008 from $10.0 million for the same period in 2007, a 6.4% increase.  The increase was due to higher Plato’s Closet® and Once Upon A Child® royalties of $612,000 and $198,000, respectively, partially offset by lower Play It Again Sports® royalties of $205,000.  The increase in Plato’s Closet® and Once Upon A Child® royalties is primarily due to having 27 additional Plato’s Closet® and 11 additional Once Upon A Child® franchise stores in the first six months of 2008 compared to the same period last year and higher franchisee retail sales in both brands.

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”).  For the first six months of 2008 and 2007, they were as follows:

	2008	2007
Direct Franchisee Sales	$1,907,800	$2,452,700

Direct Franchisee Sales revenues decreased $544,900, or 22.2%, for the six months ended June 28, 2008 compared to the same period last year.  This is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having 21 fewer Play It Again Sports® stores open than one year ago.

Franchise fees increased to $913,600 for the first six months of 2008 compared to $717,400 for the first six months of 2007.  The increase is due to opening 44 franchise territories in the first six months of 2008, compared to 36 in the same period of 2007.

Leasing income increased to $3,859,600 for the first six months of 2008 compared to $1,771,500 for the same period in 2007.  The increase is due to a larger lease portfolio in 2008 compared to 2007.

Cost of Merchandise Sold

Cost of merchandise sold decreased $520,600 or 22.1% for the first six months of 2008 compared to the same period last year.  The decrease was primarily due to a decrease in Direct Franchisee Sales discussed in the revenue section.

Cost of merchandise sold includes in-bound freight and the cost of merchandise sold to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (“Direct Franchisee Sales”).  The cost of merchandise sold as a percentage of Direct Franchisee Sales for the first six months of 2008 and 2007 were as follows:

	2008	2007
Direct Franchisee Sales	96.2%	96.0%

Leasing Expense

Leasing expense increased to $949,000 in the first six months of 2008 compared to $333,200 in the first six months of 2007.  The increase is due to interest on increased borrowings in connection with the growth of the Company’s lease portfolio.

Provision for Credit Losses

Provision for credit losses increased to $654,300 in the first six months of 2008 compared to $279,700 in the first six months of 2007.  The increase is due to increased originations in the leasing segment as well as a higher level of net charge-offs.

Selling, General and Administrative

The $521,400, or 5.3%, increase in selling, general and administrative expenses in the first six months of 2008 compared to the same period in 2007 is primarily due to increases in amortization of initial direct costs, bank charges, stock option expenses and sales commissions of $259,000, $144,000, $124,000 and $108,000, respectively, partially offset by a $131,000 decrease in capitalized initial direct costs.

Loss from Equity Investments

During the first six months of 2008 and 2007, we recorded losses of $136,500 and $252,200, respectively, from our investment in Tomsten.  This represents our pro rata share of losses for the period.  As of June 28, 2008, the Company owns 18.3% of the outstanding common stock of Tomsten.

                        Interest Expense

Interest expense decreased to $688,600 in the first six months of 2008 compared to $720,600 in the first six months of 2007.  The decrease is due to lower interest rates and $1.3 million on net repayment on the line of credit since year end.

Interest and Other Income

During the first six months of 2008, the Company had interest and other income of $131,800 compared to $300,800 of interest and other income in the first six months of 2007.  The decrease is primarily due to the sale of the Commercial Credit Group senior subordinated notes in August 2007.

Income Taxes

The provision for income taxes was calculated at an effective rate of 40.5% and 39.3% for the first six months of 2008 and 2007, respectively.  The lower effective rate in 2007 compared to 2008 reflected a lower amount of non-deductible expenses.

Segment Comparison of the Three Months Ended June 28, 2008 to Three Months Ended June 30, 2007

Franchising segment operating income

The franchising segment’s second quarter 2008 operating income increased by $329,900 or 18.1%.  The increase in segment contribution was primarily due to higher royalty income of $457,300 or 9.4%, partially offset by higher allocated corporate costs.  The increase in royalties was primarily due to higher Plato’s Closet® and Once Upon A Child® royalties of $301,000 and 120,000, respectively.  The increase in Plato’s Closet® and Once Upon A Child® royalties is primarily due to having 27 additional Plato’s Closet® and 11 additional Once Upon A Child® franchise stores open in the second quarter of 2008 compared to the same period last year and higher franchisee retail sales in both brands.

Leasing segment operating loss

 The leasing segment’s second quarter 2008 operating loss decreased $447,600 or 64.4% to ($247,600) compared to a loss of ($695,200) during the second quarter of 2007.  This improvement was primarily due to a $911,200 increase in leasing income, partially offset by a $463,600 increase in direct costs, including corporate allocations and provision for credit losses associated with the leasing segment.

Segment Comparison of the Six Months Ended June 28, 2008 to Six Months Ended June 30, 2007

Franchising segment operating income

The franchising segment’s first six months of 2008 operating income increased by $304,100 or 7.5%. The increase in segment contribution was primarily due to higher royalty income of $636,000 or 6.4%, partially offset by higher allocated corporate costs.  The increase in royalties was primarily due to higher Plato’s Closet® and Once Upon A Child® royalties of $612,000 and $198,000, respectively, partially offset by lower Play It Again Sports® royalties of $205,000.  The increase in Plato’s Closet® and Once Upon A Child® royalties is primarily due to having 27 additional Plato’s Closet® and 11 additional Once Upon A Child® franchise stores open in the first six months of 2008 compared to the same period last year and higher franchisee retail sales in both brands.

Leasing segment operating loss

 The leasing segment’s first six months of 2008 operating loss decreased $1,109,900 or 68.1% to ($519,800) compared to a loss of ($1,629,700) during the first six months of 2007.  This improvement was primarily due to a $2,088,100 increase in leasing income partially offset by a $978,200 increase in direct costs, including corporate allocations and provision for credit losses associated with the leasing segment.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and credit agreement borrowings.  The components of the income statement that affect the liquidity of the Company include the following non-cash items: depreciation and compensation expense related to stock options.  The most significant component of the balance sheet that affects liquidity is long-term investments.  Long-term investments includes $7.4 million of investments in two private companies: Tomsten, Inc. and BridgeFunds Limited.  We ended the second quarter of 2008 with $2.6 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 1.5 to 1.0 compared to $1.3 million in cash and cash equivalents and a current ratio of .7 to 1.0 at the end of the second quarter of 2007.

Operating activities provided cash of $3.3 million for the first six months of 2008 compared to $2.2 million for the same period last year.  Cash provided by operating assets and liabilities include an increase in advance and security deposits of $644,900 due to increased lease originations.  Accrued liabilities provided cash of $341,100 primarily due to increased accruals on conferences.  Accounts receivable provided cash of $185,900, primarily due to an improvement in lease chargeback collections. Cash utilized by operating assets and liabilities include a $665,500 increase in income tax receivable primarily due to the tax benefit recognized on the exercise of stock warrants.

Investing activities used $4.6 million of cash during the first six months of 2008 compared to $8.3 million during the same period of 2007, primarily due to the purchase of equipment for lease contracts of $12.3 million, partially offset by collections on lease receivables of $7.8 million.

Financing activities provided $2.6 million of cash during the first six months of 2008 compared to $6.6 million during the same period of 2007, primarily due to proceeds from discounted leases of $2.9 million and a $1.0 million tax benefit on exercised warrants, partially offset by net payments of $1.3 million on the line of credit.

As of June 28, 2008, our off balance sheet obligations were limited to the obligations under the lease for our corporate headquarters.  The term of the lease expires August 2009.

On June 10, 2008, the Company amended and restated its 364-Day Revolving Credit Agreement with LaSalle, to among other things, join The PrivateBank and Trust Company as a lender and Documentation Agent, and appoint LaSalle Administrative Agent.  The Amended Credit Agreement permits the Company to draw up to a $55,000,000 line of credit.  The Amended Credit Agreement also increased the minimum tangible net worth requirement to $19.1 million while maintaining the existing calculation for subsequent monthly periods.  As of June 28, 2008, the Company’s tangible net worth was $26.8 million.

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

On April 19, 2006, we announced the filing of a “shelf registration” on Form S-1 registration statement with the Securities and Exchange Commission for the sale of up to $50 million of renewable subordinated unsecured notes with maturities from three months to ten years.  In June 2006, the Form S-1 registration became effective.  In March 2007, we filed Post-Effective Amendment Number 2 to the public offering that was declared effective March 30, 2007.  In November 2007, we filed a Post-Effective Amendment Number 3 for the public offering that was declared effective November 29, 2007.  In March 2008, we filed Post-Effective Amendment Number 4 for the public offering that was declared effective March 27, 2008.  We have in the past and continue to intend to use the net proceeds from the offering to pay down our credit facility, expand our leasing portfolio, to make acquisitions, to repurchase common stock and for other general corporate purposes.  As of June 28, 2008, $24.9 million of the renewable subordinated notes have been sold.

We believe that the combination of our cash on hand, the cash generated from our franchising business, cash generated from discounting sources, our bank line of credit as well as our renewable subordinated unsecured notes, will be adequate to fund our planned operations, including leasing activity, for 2008 and 2009.

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

Revenue Recognition – Royalty Revenue and Franchise Fees

The Company collects royalties from each franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performances of franchisees versus estimates, royalty revenue would be impacted.  During the first six months of 2008, the Company collected $20,500 more than estimated at December 29, 2007.  As of June 28, 2008, royalty receivables were $1,300,200.

The Company collects franchise fees when franchise agreements are signed and recognizes the franchise fees as revenue when the franchise is opened, which is the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the Company’s balance sheet.  As of June 28, 2008 deferred franchise fees were $954,200.

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

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

We incur financial markets risk in the form of interest rate risk.  We currently have available a $55.0 million line of credit with LaSalle Bank National Association and the PrivateBank and Trust Company.  We had $14.9 million of debt outstanding at June 28, 2008 under this line of credit of which none is subject to daily changes in the bank’s base rate or LIBOR.  The interest rate applicable to this line of credit is based on either the bank’s base rate or LIBOR.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.   At our current level of borrowings, a one percent increase in our applicable rate would have no impact on annual pretax earnings.  We had no interest rate derivatives in place at June 28, 2008 to mitigate this risk.

Approximately $114,700 of our cash and cash equivalents at June 28, 2008 were invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three and six months ended June 28, 2008.  Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign activity.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 4T:   Controls and Procedures

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

PART II.                                                OTHER INFORMATION

ITEM 1:

Not applicable.

ITEMS 1A:  Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.  If any of those factors were to occur, they could materially adversely affect our financial condition or future results, and could cause our actual results to differ materially from those expressed in our forward-looking statements in this report.  The Company is aware of no material changes to the Risk Factors discussed in our Annual Report on Form 10-K for the year ended December 29, 2007.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchaser

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan
December 30, 2007 to February 2, 2008	0	$—	0	184,754
February 3, 2008 to March 1, 2008	0	—	0	184,754
March 2, 2008 to March 29, 2008	1,561	17.98	1,561	183,193
March 30, 2008 to May 3, 2008	5,489	17.41	5,489	177,704
May 4, 2008 to May 31, 2008	4,589	17.83	4,589	173,115
June 1, 2008 to June 28, 2008	5,725	17.91	5,725	167,390
Total	17,364		17,364	167,390

(1)                                  The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 4,000,000 shares, of which 167,390 may still be repurchased.

ITEM 3:

Not applicable.

ITEM 4:   Submission of Matters to a Vote of Security Holders

At the Annual Shareholders meeting held on April 30, 2008, the Company submitted to vote of security-holders the following matters that received the indicated votes:

1.                                       Setting the number of members of the Board of Directors at seven:

For	4,114,536
Against	32,648
Abstain	932,773
Broker Non-Vote	0

2.                                       Election of Directors:

Name of Candidate	Number of Votes For	Votes Withheld
John L. Morgan	4,135,038	944,919
William D. Dunlap	4,136,038	943,919
Jenele C. Grassle	4,127,381	952,576
Kirk A. MacKenzie	4,136,038	943,919
Dean B. Phillips	4,129,238	950,719
Paul C. Reyelts	4,136,038	943,919
Mark L. Wilson	4,136,038	943,919

3.                                       Amend the Stock Option Plan for Nonemployee Directors to modify the vesting schedule and extend the term of future options granted under the plan.

For	3,372,244
Against	941,748
Abstain	29,247
Broker Non-Vote	736,718

4.                                      Ratify the appointment of Grant Thornton, LLP as independent registered public accounting firm for the 2008 fiscal year.

For	5,062,833
Against	2,877
Abstain	14,247
Broker Non-Vote	0

ITEM 5:   Other Information

Not applicable.

ITEM 6:   Exhibits

3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)

3.2	By-laws, as amended and restated to date (Exhibit 3.2)(2)

10.1	Amended and Restated Revolving Credit Agreement, dated June 10, 2008, among Winmark Corporation and its subsidiaries, LaSalle Bank National Association and The PrivateBank and Trust Company*+

10.2	Amended and Restated Security Agreement, dated June 10, 2008, among Winmark Corporation and its subsidiaries and LaSalle Bank National Association*

10.3	Amended and Restated Pledge Agreement, dated June 10, 2008, among Winmark Corporation and LaSalle Bank National Association*

10.4	Third Amended and Restated Note, dated June 10, 2008, by Winmark Corporation to LaSalle National Bank Association*

10.5	Revolving Note, dated June 10, 2008, by Winmark Corporation to The PrivateBank and Trust Company*

10.6	Amended and Restated Stock Option Plan for Nonemployee Directors (3)

31.1	Certification of Chief Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith.

+ Material has been omitted pursuant to a request for confidential treatment and the material has been filed separately.

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

(3)	Incorporated by reference to the to the Appendix to the definitive Proxy Statement filed on March 19, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2008	By:	/s/ John L. Morgan
John L. Morgan Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: August 1, 2008	By:	/s/ Brett D. Heffes
Brett D. Heffes President of Finance and Administration Chief Financial Officer and Treasurer

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED JUNE 28, 2008

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)

3.2	By-laws, as amended and restated to date (Exhibit 3.2)(2)

10.1	Amended and Restated Revolving Credit Agreement, dated June 10, 2008, among Winmark Corporation and its subsidiaries, LaSalle Bank National Association and The PrivateBank and Trust Company(3)*+

10.2	Amended and Restated Security Agreement, dated June 10, 2008, among Winmark Corporation and its subsidiaries and LaSalle Bank National Association*

10.3	Amended and Restated Pledge Agreement, dated June 10, 2008, among Winmark Corporation and LaSalle Bank National Association*

10.4	Third Amended and Restated Note, dated June 10, 2008, by Winmark Corporation to LaSalle National Bank Association*

10.5	Revolving Note, dated June 10, 2008, by Winmark Corporation to The PrivateBank and Trust Company*

10.6	Amended and Restated Stock Option Plan for Nonemployee Directors (3)

31.1	Certification of Chief Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith.

+ Material has been omitted pursuant to a request for confidential treatment and the material has been filed separately.

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

(3)	Incorporated by reference to the to the Appendix to the definitive Proxy Statement filed on March 19, 2008.