Form 10-Q
period 2008-09-27
WINMARK CORP
filed 2008-11-05
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 27, 2008

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

(763) 520-8500

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

Yes  ☐                   No  ☒

Common stock, no par value, 5,454,520 shares outstanding as of November 3, 2008.

WINMARK CORPORATION AND SUBSIDIARIES

PART I.              FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 27, 2008	December 29, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$2,901,400	$1,253,000
Receivables, less allowance for doubtful accounts of $49,500 and $52,200	2,091,000	2,312,300
Net investment in leases – current	17,359,300	10,451,100
Income tax receivable	—	166,300
Inventories	106,000	145,000
Prepaid expenses	1,021,500	1,104,900
Deferred income taxes	208,200	208,200
Total current assets	23,687,400	15,640,800

Net investment in leases – long-term	28,433,500	31,435,400
Long-term investments	7,214,800	7,496,500
Long-term receivables, net	44,000	59,700
Property and equipment, net	595,500	667,400
Other assets	677,500	625,800
Deferred income taxes	1,021,200	1,021,200
	$61,673,900	$56,946,800
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current line of credit	$3,774,800	$7,553,600
Current renewable subordinated notes	7,992,600	3,535,900
Accounts payable	1,085,400	1,414,100
Income tax payable	62,100	—
Accrued liabilities	2,730,100	2,501,900
Current discounted lease rentals	962,300	27,400
Current rents received in advance	99,200	73,900
Current deferred revenue	962,600	1,132,300
Total current liabilities	17,669,100	16,239,100

Long-term line of credit	10,241,900	8,685,000

Long-term renewable subordinated notes	12,924,300	17,486,000

Long-term discounted lease rentals	1,474,500	—

Long-term rents received in advance	1,732,500	1,312,000

Long-term deferred revenue	643,200	556,000

Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 5,512,453 and 5,417,775 shares issued and outstanding	1,407,100	305,900
Retained earnings	15,581,300	12,362,800

Total shareholders’ equity	16,988,400	12,668,700
	$61,673,900	$56,946,800

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
REVENUE:
Royalties	$5,740,600	$5,208,700	$16,376,000	$15,208,100
Leasing income	2,060,400	1,173,200	5,920,000	2,944,700
Merchandise sales	777,600	797,600	2,685,400	3,250,300
Franchise fees	431,900	584,100	1,345,500	1,301,500
Other	117,700	188,200	396,000	436,700
Total revenue	9,128,200	7,951,800	26,722,900	23,141,300

COST OF MERCHANDISE SOLD	730,800	764,300	2,565,400	3,119,500

LEASING EXPENSE	471,000	268,700	1,420,000	601,900

PROVISION FOR CREDIT LOSSES	571,800	142,100	1,226,100	421,800

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,744,100	4,587,500	15,068,400	14,390,400

Income from operations	2,610,500	2,189,200	6,443,000	4,607,700

LOSS FROM EQUITY INVESTMENTS	(145,200)	(92,400)	(281,700)	(344,600)

INTEREST EXPENSE	(309,600)	(381,300)	(998,200)	(1,101,900)

INTEREST AND OTHER INCOME	114,500	122,500	246,300	423,300

Income before income taxes	2,270,200	1,838,000	5,409,400	3,584,500

PROVISION FOR INCOME TAXES	(919,400)	(706,500)	(2,190,800)	(1,392,700)

NET INCOME	$1,350,800	$1,131,500	$3,218,600	$2,191,800

EARNINGS PER SHARE – BASIC	$.24	$.21	$.58	$.40

EARNINGS PER SHARE – DILUTED	$.24	$.20	$.58	$.39

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	5,522,188	5,437,805	5,519,265	5,490,077

WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	5,548,461	5,555,770	5,548,473	5,610,951

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 27, 2008	September 29, 2007
OPERATING ACTIVITIES:
Net income	$3,218,600	$2,191,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	263,500	222,300
Allowance for doubtful accounts	(4,200)	(19,000)
Provision for credit losses	1,226,100	421,800
Gain on sale of investment	—	(60,000)
Compensation expense related to stock options	632,300	488,100
Loss from equity investments	281,700	344,600
Deferred initial direct costs, net of amortization	(297,700)	(625,600)
Change in operating assets and liabilities:
Receivables	241,200	91,600
Income tax receivable/payable	228,400	29,600
Inventories	39,000	1,700
Prepaid expenses	83,400	417,300
Other assets	(51,700)	—
Deferred income taxes	—	97,000
Accounts payable	(328,700)	(784,200)
Accrued liabilities	228,200	74,500
Additions to advance and security deposits	722,700	1,101,000
Deferred revenue	(82,500)	14,900

Net cash provided by operating activities	6,400,300	4,007,400

INVESTING ACTIVITIES:
Proceeds from sale of investment	—	2,060,000
Purchases of property and equipment	(191,600)	(326,700)
Purchase of equipment for lease contracts	(16,845,800)	(21,396,400)
Principal collections on lease receivables	11,231,000	6,084,900

Net cash used for investing activities	(5,806,400)	(13,578,200)

FINANCING ACTIVITIES:
Proceeds from line of credit	3,000,000	15,300,000
Payments on line of credit	(5,221,900)	(2,394,000)
Proceeds from issuance of subordinated notes	1,399,400	4,419,000
Payments on subordinated notes	(1,504,400)	(2,647,600)
Repurchase of common stock	(556,700)	(5,536,800)
Proceeds from exercises of options and warrants	—	104,600
Proceeds from discounted lease rentals	2,912,600	—
Tax benefit on exercised options and warrants	1,025,500	100,700

Net cash provided by financing activities	1,054,500	9,345,900

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,648,400	(224,900)
Cash and cash equivalents, beginning of period	1,253,000	1,037,800
Cash and cash equivalents, end of period	$2,901,400	$812,900

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,851,200	$1,446,400
Cash paid for income taxes	$990,500	$913,500

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.     Management’s Interim Financial Statement Representation:

The accompanying condensed financial statements have been prepared by Winmark Corporation and subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The Company has a 52/53 week year which ends on the last Saturday in December.  The information in the condensed financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements.  The consolidated condensed financial statements and notes are presented in accordance with the instructions for Form 10-Q, and therefore do not contain certain information included in the Company’s annual consolidated financial statements and notes.  This report should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

Revenues and operating results for the nine months ended September 27, 2008 are not necessarily indicative of the results to be expected for the full year.

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

On October 2, 2007, the Company changed its relationship with Tomsten, primarily by (i) John Morgan, our Chairman and Chief Executive Officer, joining Tomsten’s board of directors and (ii) Tomsten and Winmark eliminating the voting agreement between the parties.  Due to these factors, the Company determined that it was necessary to change the accounting treatment for its investment in Tomsten from the cost method (which had been in place since the date of the Company’s first investment in August 2002) to the equity method of accounting.  At the date of the change in accounting treatment, the Company’s historical financial statements were adjusted retroactively to reflect the portion of Tomsten’s operating losses attributable to the Company’s ownership from the date of the original investment. (See Note 7).  As of September 27, 2008, $3.1 million of the Company’s investment, with a current carrying cost of $5.2 million, is attributable to goodwill.  The amount of goodwill was determined by calculating the difference between the Company’s net investment in Tomsten less its pro rata share of Tomsten’s net worth.

On October 13, 2004, the Company made a commitment to lend $2.0 million to BridgeFunds Limited at an annual rate of 12% pursuant to several senior subordinated promissory notes.  BridgeFunds Limited advances funds to claimants involved in civil litigation to cover litigation expenses.  At December 29, 2007 and September 27, 2008, the Company had previously funded the $2.0 million commitment.  In addition, the Company has received a warrant to purchase approximately 257,000 shares of BridgeFunds which currently represents approximately 7.0% of the equity of BridgeFunds on a fully diluted basis.  On August 23, 2007, in connection with raising capital, BridgeFunds Limited completed a restructuring where all assets and liabilities, including the warrant, were assigned to and assumed by BridgeFunds, LLC.

4.     Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	September 27, 2008	December 29, 2007
Minimum lease payments receivable	$52,466,000	$38,948,800
Estimated residual value of equipment	2,258,300	1,472,800
Unearned lease income net of initial direct costs deferred	(9,102,800)	(7,583,800)
Security deposits	(1,576,200)	(1,299,300)
Allowance for credit losses	(865,700)	(613,800)
Equipment installed on leases not yet commenced	2,613,200	10,961,800
Total net investment in leases	45,792,800	41,886,500
Less: net investment in leases – current	(17,359,300)	(10,451,100)
Net investment in leases – long-term	$28,433,500	$31,435,400

The Company had $974,200 and $75,700 of write-offs related to the lease portfolio during the first nine months of 2008 and 2007, respectively.

As of September 27, 2008, leased assets with one customer approximated 13% of our total assets, of which $2.3 million of the customer commitment is secured by a letter of credit.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs and fees is as follows for the remainder of fiscal 2008 and the full fiscal years thereafter as of September 27, 2008:

Fiscal Year	Minimum Lease Payments Receivable	Income Amortization
2008	$5,731,900	$1,606,900
2009	21,874,000	4,465,700
2010	15,020,300	2,123,500
2011	6,562,800	708,900
2012	2,875,600	187,000
Thereafter	401,400	10,800
	$52,466,000	$9,102,800

5.     Accounting for Stock-Based Compensation:

Financial Accounting Standards Board (FASB) Statement No. 123,  Share-Based Payment (revised 2004) requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on the grant date fair value of those awards.  In accordance with Statement No. 123R, this cost is recognized over the period for which an employee is required to provide service in exchange for the award.  Statement No. 123R requires that the benefits associated with tax deductions in excess of recognized compensation expense be reported as a financing cash flow rather than as an operating cash flow.  The Company uses the straight-line method of expensing graded vesting awards.  Compensation expense of $632,300 and $488,100 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administration Expenses” in the first nine months of 2008 and 2007, respectively.

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

In accordance with SFAS 123R, the fair value of each option granted in 2008 and 2007 was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2008	$5.20 / $5.69	3.36% / 3.04%	6/6	24.4% / 24.7%	none
2007	$5.76 / $6.16 / $6.93	4.55% / 3.54% / 3.67%	5 / 5 / 6	27.2% / 25.3% / 25.4%	none

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

The Company’s cash and cash equivalents are valued using quoted prices.  The fair values of the Company’s long-term investments (described in Note 3) were determined based on Level 3 inputs using a discounted cash flow model.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company will adopt FAS 157 for non-financial assets and non-financial liabilities on December 28, 2008, and does not anticipate this adoption will have a material impact on the financial statements.

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

7.     Reclassifications:

Certain amounts in the September 29, 2007 financial statements have been reclassified to conform with the September 27, 2008 presentation.

Change in Accounting

As a result of the change in accounting treatment for our investment in Tomsten from the cost basis to the equity method of accounting in 2007 (See Note 3), the Company retroactively adjusted the accompanying 2007 historical financial statements to reflect the portion of Tomsten’s operating losses attributable to the Company’s ownership from the date of its original investment until the change in accounting treatment.  The table below reflects the effect of the change in accounting method on the September 29, 2007 financial statements.

Statement of Earnings	Three months ended September 29, 2007 as previously reported	Adjustments	Three months ended September 29, 2007 as adjusted
Loss on Investments	$—	$(92,400)	$(92,400)
Net Income	1,186,200	(54,700)	1,131,500
Earnings per share - Basic	.22	(.01)	.21
Earnings per share - Diluted	.21	(.01)	.20

Statement of Earnings	Nine months ended September 29, 2007 as previously reported	Adjustments	Nine months ended September 29, 2007 as adjusted
Loss on Investments	$—	$(344,600)	$(344,600)
Net Income	2,395,600	(203,800)	2,191,800
Earnings per share - Basic	.44	(.04)	.40
Earnings per share - Diluted	.43	(.04)	.39

8.     Earnings Per Share:

The Company calculates earnings per share in accordance with SFAS No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Earnings Per Share - Basic.  The Company calculates Earnings Per Share - Diluted by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method.  The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of 26,273 and 117,965 stock options and warrants for the three months ended and 29,208 and 120,874 for the nine months ended September 27, 2008 and September 29, 2007, respectively.

Stock options for 186,935 and 104,216 shares for the three months and 161,893 and 141,608 shares for the nine months ended September 27, 2008 and September 29, 2007, respectively, were outstanding but were not included in the calculation of Earnings Per Share – Diluted because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be anti-dilutive.

9.     Shareholders’ Equity:

Repurchase of Common Stock

Under the Board of Directors’ authorization, the Company has the ability to repurchase up to 4,000,000 shares of its common stock, of which all but 153,384 shares have been repurchased through September 27, 2008.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.  Since the inception of stock repurchase activities in November 1995 through September 27, 2008, the Company has repurchased 3,846,616 shares of its stock at an average price of $14.10 per share.  In the first nine months of 2008, the Company repurchased 31,370 shares for an aggregate purchase price of $556,670 or $17.75 per share.

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

The Company also sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors Plan”) and has reserved a total of 300,000 shares for issuance to directors of the Company who are not employees.  At the April 30, 2008 Annual Shareholders Meeting, the Company’s shareholders approved a resolution (as described more completely in the Company’s definitive Proxy Statement filed with the United States Securities and Exchange Commission on March 19, 2008) to amend the Nonemployee Directors Plan by extending the term of future options granted under the Plan from a six (6) year term to a ten (10) year term, and by modifying the vesting schedule from 20% to 25% per year, beginning one year from the grant date.

Stock options granted and exercised under the 2001 Plan and Nonemployee Directors Plan as of September 27, 2008 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Remaining Intrinsic Value
Outstanding at December 29, 2007	443,300	$19.35	7.67	$731,800
Granted	48,750	16.71
Exercised	—	—
Forfeited	—	—
Outstanding at September 27, 2008	492,050	19.09	7.21	$—

Exercisable at September 27, 2008	197,622	$17.67	5.55	$—

All unexercised options at September 27, 2008 have an exercise price equal to the fair market value on the date of the grant.

As of September 27, 2008, the Company had $1.7 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.8 years.

Other Options

On March 22, 2000, Sheldon Fleck, a former consultant to the Company, was granted a warrant to purchase 200,000 shares of common stock at an exercise price of $6 per share.  This warrant would have expired on March 22, 2008 if unexercised.  On October 4, 2007 and January 17, 2008, Mr. Fleck exercised 25,000 and 175,000 of the warrant shares, respectively.  The exercise of the warrant shares resulted in a $1,025,500 tax benefit in the first nine months of 2008 which was recorded as an increase to common stock.

10.  Long-Term Debt:

On June 10, 2008, the Company amended and restated its 364-Day Revolving Credit Agreement with LaSalle Bank National Association (“LaSalle”) to, among other things, join The PrivateBank and Trust Company as lender and Documentation Agent, appoint LaSalle as Administrative Agent, increase the aggregate commitment to $55.0 million and extend the term to June 15, 2013.  The Amended and Restated Revolving Credit Agreement (the “Credit Facility”) permits the Company to borrow up to the aggregate commitment subject to certain borrowing base limitations.

The Credit Facility allows the Company to choose between three interest rate options in connection with its borrowings.  The interest rate options are the Base Rate, LIBOR and Fixed Rate (all as defined within the Credit Facility) plus an applicable margin of 0%, 2.00% and 2.00%, respectively.  Interest periods for LIBOR borrowings can be one, two, three or six months, and interest periods for Fixed Rate borrowings can be one, two, three, four or five years as selected by the Company.  The Credit Facility also provides for non-utilization fees of 0.25% per annum on the daily average of the unused commitment.

As of September 27, 2008, the Company’s borrowing availability under the Credit Facility was $55.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $14.0 million in borrowings outstanding under the Credit Facility bearing Fixed Rate interest ranging from 4.58% to 5.76% and having initial terms ranging from three years to five years, leaving $41.0 million available for additional borrowings.

The Credit Facility will be used for growing the Company’s leasing business, stock repurchases and general corporate purposes.  The Credit Facility is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Credit Facility).  As of September 27, 2008, the Company was in compliance with all of its financial covenants.

Renewable Unsecured Subordinated Notes

In May 2006, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes that was declared effective in June 2006.  In March 2007, the Company filed Post-Effective Amendment Number 2 to the public offering that was declared effective March 30, 2007.  In November 2007, the Company filed a Post-Effective Amendment Number 3 to the public offering that was declared effective November 29, 2007.  In March 2008, the Company filed a Post-Effective Amendment Number 4 to the public offering that was declared effective March 27, 2008.  As of September 27, 2008, the Company has $20,916,900 outstanding in renewable unsecured subordinated notes.  The table below presents the Company’s outstanding notes payable as of September 27, 2008:

	Original Term	Principal Amount	Weighted Average Interest Rate
Renewable unsecured subordinated notes	3 months	$286,300	6.52%
	6 months	668,000	7.27%
	1 year	1,505,700	7.98%
	2 years	3,126,700	9.02%
	3 years	7,518,200	9.67%
	4 years	1,818,500	9.83%
	5 years	5,803,000	10.10%
	10 years	190,500	10.22%
Total		$20,916,900	9.47%

The Company made interest payments of $1,495,300 and $875,900 on the renewable unsecured subordinated notes during the first nine months of 2008 and 2007, respectively.  The weighted average term of the outstanding renewable unsecured subordinated notes at September 27, 2008 is 40 months.

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

11.  Discounted Lease Rentals

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 5.69% at September 27, 2008 on a non-recourse basis.  In the event of a default by a customer in non-recourse financing, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Company.  As of September 27, 2008, $962,300 of the $2.4 million liability balance is current.

12.  Other Contingencies:

In addition to the operating lease obligations disclosed in Note 12 of the Company’s Form 10-K for the year ended December 29, 2007, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed.  At September 27, 2008 and September 29, 2007, $72,000 and $88,000, respectively, are included in accrued liabilities relating to these obligations.  These leases have various expiration dates through 2008.  The Company believes it has adequate accruals for any future liability.

On September 9, 2008, the Company signed a letter agreement (“Amendment”) amending its lease for its corporate headquarters, with Stan Koch & Sons Trucking, Inc. (“Koch”). The Amendment, among other things, allows the Company to either vacate the premises and cancel the lease anytime after December 1, 2008 by giving 90 days prior written notice or receive a payment from Koch if the Company occupies the premises through the current end of the lease term.

On September 26, 2008, the Company signed a Lease (“Lease”) with Utah State Retirement Investment Fund (“Landlord”).  The Company plans to use the approximately 33,513 rentable square feet of space (“Premises”) as its corporate headquarters.  Provided that the Landlord delivers the Premises as described in the Lease, the initial term of the Lease will be ten years and six months, commencing on the later of February 1, 2009 or upon substantial completion of the leasehold improvements agreed upon by the parties.  The Company is obligated to pay rent monthly under the Lease, and will pay an estimated $5.1 million in total rental payments over the entire term of the Lease.  The Company is also obligated to pay Landlord’s estimated taxes and operating expenses as described in the Lease, which change annually.  The total rentals, taxes and operating expenses paid may increase if the Company exercises any of its rights to acquire additional space described in the Lease.

13.  Segment Reporting:

The Company currently has two reportable business segments, franchising and leasing.  The franchising segment franchises value-oriented retail store concepts that buy, sell, trade and consign merchandise.  The leasing segment includes (i) Winmark Capital Corporation, a middle-market equipment leasing business and (ii) Wirth Business Credit, Inc., a small ticket equipment leasing business.  Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses. The Company’s internal management reporting is the basis for the information disclosed for its business segments and includes allocation of shared-service costs.  Segment assets are those that are directly used in or identified with segment operations, including cash, accounts receivable, prepaids, inventory, property and equipment and investment in leasing operations. Unallocated assets include corporate cash and cash equivalents, long-term investments, deferred tax amounts and other corporate assets.  Inter-segment balances and transactions have been eliminated.  The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenue:
Franchising	$7,067,800	$6,778,600	$20,802,900	$20,196,600
Leasing	2,060,400	1,173,200	5,920,000	2,944,700
Total revenue	$9,128,200	$7,951,800	$26,722,900	$23,141,300

Reconciliation to operating income:
Franchising segment contribution	$3,022,800	$2,750,300	$7,375,100	$6,798,500
Leasing segment contribution	(412,300)	(561,100)	(932,100)	(2,190,800)
Total operating income	$2,610,500	$2,189,200	$6,443,000	$4,607,700

Depreciation and amortization:
Leasing	$16,600	$18,200	$51,700	$54,000
Allocated	75,600	60,400	211,800	168,300
Total depreciation and amortization	$92,200	$78,600	$263,500	$222,300

	As of
	September 27, 2008	December 29, 2007
Identifiable assets:
Franchising	$3,865,800	$3,690,700
Leasing	48,309,200	43,565,300
Unallocated	9,498,900	9,690,800
Total	$61,673,900	$56,946,800

14.  Related Party Transactions:

On February 12, 2007, in connection with Winmark Corporation’s (“Winmark”) existing stock repurchase plan, Winmark agreed to repurchase 50,000 shares of common stock from K. Jeffrey Dahlberg, a greater than 5% shareholder of the Company at the time, for aggregate consideration of $900,000, or $18.00 per share.

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

15.  Subsequent Events:

On September 29, 2008, William D. Dunlap, a member of the Company’s Board of Directors, retired effective September 29, 2008.

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of September 27, 2008, we had franchises operating under the following brands:  Play it Again Sports®, Once Upon a Child®, Plato’s Closet®, Music Go Round® and Wirth Business Credit®.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, franchise fees, leasing activity, selling, general and administrative expenses.

Our most profitable sources of franchising revenue are royalties earned from our franchise partners and franchise fees for new openings and transfers.

During the first nine months of 2008, our royalties increased $1,167,900 or 7.7% compared to the first nine months of 2007.  Franchise fees increased $44,000 or 3.4% compared to the same period last year.  During the first nine months of 2008, revenue generated from the Company’s leasing activities was $5,920,000 compared to $2,944,700 in the same period last year.  (See Note 13 – “Segment Reporting.”)  The Company’s leasing portfolio was $45.8 million at September 27, 2008 compared to $33.2 million at September 29, 2007.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first nine months ended September 27, 2008, selling, general and administrative expense increased $678,000, or 4.7%, compared to the same period last year primarily due to amortization of initial direct costs, stock option expenses, sales commissions and bank charges.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects, including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first nine months ended September 27, 2008:

					NINE MONTHS ENDING 9/27/08
	TOTAL 12/29/07	OPENED	CLOSED	TOTAL 9/27/08	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Play It Again Sports® Franchised Stores - US and Canada	374	11	(20)	365	5	5

Once Upon A Child® Franchised Stores - US and Canada	228	8	(5)	231	6	6

Plato’s Closet® Franchised Stores - US and Canada	211	24	(2)	233	0	0

Music Go Round® Franchised Stores	38	0	(1)	37	5	5

Total Franchised Stores	851	43	(28)	866	16	16

Wirth Business Credit® Territories	41	20	(3)	58	0	0
Total Franchises/Territories	892	63	(31)	924	16	16

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the nine months ended September 27, 2008, the Company renewed 16 franchise agreements of the 16 franchise agreements that were available for renewal.

Our ability to grow our profits is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchises, (iii) increase lease originations and minimize write-offs in our leasing portfolios, and (iv) control our selling, general and administrative expenses.

Results of Operations

The following table sets forth for the periods indicated, certain income statement items as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenue:
Royalties	62.9%	65.5%	61.3%	65.7%
Leasing income	22.6	14.8	22.2	12.7
Merchandise sales	8.5	10.0	10.0	14.1
Franchise fees	4.7	7.3	5.0	5.6
Other	1.3	2.4	1.5	1.9
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of merchandise sold	(8.0)	(9.6)	(9.6)	(13.5)
Leasing expense	(5.1)	(3.4)	(5.3)	(2.6)
Provision for credit losses	(6.3)	(1.8)	(4.6)	(1.8)
Selling, general and administrative expenses	(52.0)	(57.7)	(56.4)	(62.2)
Income from operations	28.6	27.5	24.1	19.9
Loss from equity investments	(1.6)	(1.2)	(1.1)	(1.5)
Interest expense	(3.4)	(4.8)	(3.7)	(4.7)
Interest and other income	1.3	1.6	0.9	1.8
Income before income taxes	24.9	23.1	20.2	15.5
Provision for income taxes	(10.1)	(8.9)	(8.2)	(6.0)
Net income	14.8%	14.2%	12.0%	9.5%

Comparison of Three Months Ended September 27, 2008 to Three Months Ended September 29, 2007

Revenue

Revenue for the quarter ended September 27, 2008 totaled $9.1 million compared to $7.9 million for the comparable period in 2007.

Royalties increased to $5.7 million for the third quarter of 2008 from $5.2 million for the same period in 2007, a 10.2% increase.  The increase was due to higher Plato’s Closet® and Once Upon A Child® royalties of $487,000 and $114,000, respectively.  The increase in Plato’s Closet® and Once Upon A Child® royalties is primarily due to having 24 additional Plato’s Closet® and five additional Once Upon A Child® franchise stores in the third quarter of 2008 compared to the same period last year and higher franchisee retail sales in both brands.

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (together, “Direct Franchisee Sales”).  For the third quarter of 2008, Direct Franchisee Sales were $777,600 compared to $797,600 for the third quarter of 2007.  The decrease is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having 16 fewer Play It Again Sports® stores open than one year ago.

Franchise fees decreased to $431,900 for the third quarter of 2008 compared to $584,100 for the third quarter of 2007.  The decrease is due to opening 19 franchises in the third quarter of 2008, compared to 30 in the same period of 2007.

Leasing income increased to $2,060,400 for the third quarter of 2008 compared to $1,173,200 for the same period in 2007.  The increase is due to a larger lease portfolio in 2008 compared to 2007.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold decreased $33,500 or 4.4% for the third quarter of 2008 compared to the same period last year.  The decrease was primarily due to a decrease in Direct Franchisee Sales discussed in the revenue section.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the third quarter of 2008 and 2007 were 94.0% and 95.8%, respectively.

Leasing Expense

Leasing expense increased to $471,000 in the third quarter of 2008 compared to $268,700 in the third quarter of 2007.  The increase is due to interest on increased borrowings in connection with the growth of our lease portfolio.

Provision for Credit Losses

Provision for credit losses increased to $571,800 in the third quarter of 2008 compared to $142,100 in the third quarter of 2007.  The increase is due to a higher provision level for net charge-offs in the leasing segment.

        Selling, General and Administrative

The $156,600, or 3.4%, increase in selling, general and administrative expenses in the third quarter of 2008 compared to the same period in 2007 is primarily due to increases in amortization of initial direct costs, legal fees and a decrease in capitalized initial direct costs of $104,000, $42,000 and $86,000, respectively, partially offset by a $68,000 decrease in franchisee commissions.

Loss from Equity Investments

During the third quarter of 2008 and 2007, we recorded losses of $145,200 and $92,400, respectively, from our investment in Tomsten.  This represents our pro rata share of losses for the period.  As of September 27, 2008, the Company owns 18.3% of the outstanding common stock of Tomsten.

Interest Expense

Interest expense decreased to $309,600 in the third quarter of 2008 compared to $381,300 in the third quarter of 2007.  The decrease is due to lower interest rates and $2.2 million net repayment on the line of credit since year end.

Income Taxes

The provision for income taxes was calculated at an effective rate of 40.5% and 38.4% for the third quarter of 2008 and 2007, respectively.  The lower effective rate in 2007 compared to 2008 reflects a lower amount of non-deductible expenses.

Comparison of Nine Months Ended September 27, 2008 to Nine Months Ended September 29, 2007

Revenue

Revenue for the nine months ended September 27, 2008 totaled $26.7 million compared to $23.1 million for the comparable period in 2007.

Royalties increased to $16.4 million for the first nine months of 2008 from $15.2 million for the same period in 2007, a 7.7% increase.  The increase was due to higher Plato’s Closet® and Once Upon A Child® royalties of $1,098,000 and $311,000, respectively, partially offset by lower Play It Again Sports® royalties of $281,000.  The increase in Plato’s Closet® and Once Upon A Child® royalties is primarily due to having 24 additional Plato’s Closet® and five Once Upon A Child® franchise stores in the first nine months of 2008 compared to the same period last year and higher franchisee retail sales in both brands.

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (together, “Direct Franchisee Sales”).  For the first nine months of 2008, Direct Franchisee Sales were $2,685,400 compared to $3,250,300 for the first nine months of 2007.  The decrease is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having 16 fewer Play It Again Sports® stores open than one year ago.

Franchise fees increased to $1,345,500 for the first nine months of 2008 compared to $1,301,500 for the first nine months of 2007.  The Company opened 63 franchise territories in the first nine months of 2008, compared to 66 in the same period of 2007.

Leasing income increased to $5,920,000 for the first nine months of 2008 compared to $2,944,700 for the same period in 2007.  The increase is due to a larger lease portfolio in 2008 compared to 2007.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold decreased $554,100 or 17.8% for the first nine months of 2008 compared to the same period last year.  The decrease was primarily due to a decrease in Direct Franchisee Sales discussed in the revenue section.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first nine months of 2008 and 2007 were 95.5% and 96.0%, respectively.

Leasing Expense

Leasing expense increased to $1,420,000 in the first nine months of 2008 compared to $601,900 in the first nine months of 2007.  The increase is due to interest on increased borrowings in connection with the growth of the Company’s lease portfolio.

Provision for Credit Losses

Provision for credit losses increased to $1,226,100 in the first nine months of 2008 compared to $421,800 in the first nine months of 2007.  The increase is due to a higher provision level for net charge-offs in the leasing segment.

Selling, General and Administrative

The $678,000 or 4.7%, increase in selling, general and administrative expenses in the first nine months of 2008 compared to the same period in 2007 is primarily due to increases in amortization of initial direct costs, stock option expenses, sales commissions, bank charges and legal fees of $363,000, $144,000, $130,000, $119,000 and $78,000, respectively; partially offset by a $233,000 decrease in advertising expenses.

Loss from Equity Investments

During the first nine months of 2008 and 2007, we recorded losses of $281,700 and $344,600, respectively, from our investment in Tomsten.  This represents our pro rata share of losses for the period.  As of September 27, 2008, the Company owns 18.3% of the outstanding common stock of Tomsten.

Interest Expense

Interest expense decreased to $998,200 in the first nine months of 2008 compared to $1,101,900 in the first nine months of 2007.  The decrease is due to lower interest rates and $2.2 million net repayment on the line of credit since year end.

Interest and Other Income

During the first nine months of 2008, the Company had interest and other income of $246,300 compared to $423,300 of interest and other income in the first nine months of 2007.  The decrease is primarily due to the sale of the Commercial Credit Group senior subordinated notes in August 2007.

Income Taxes

The provision for income taxes was calculated at an effective rate of 40.5% and 38.9% for the first nine months of 2008 and 2007, respectively.  The lower effective rate in 2007 compared to 2008 reflects a lower amount of non-deductible expenses.

Segment Comparison of the Three Months Ended September 27, 2008 to

Three Months Ended September 29, 2007

Franchising segment operating income

The franchising segment’s third quarter 2008 operating income increased by $272,500 or 9.9% to $3.0 million from $2.8 million for the third quarter 2007.  The increase was primarily due to higher royalty income of $531,900 or 10.2%, partially offset by lower franchise fees and other income.  The increase in royalties was primarily due to higher Plato’s Closet® and Once Upon A Child® royalties of $487,000 and $114,000, respectively.  The increase in Plato’s Closet® and Once Upon A Child® royalties is primarily due to having 24 additional Plato’s Closet® and five additional Once Upon A Child® franchise stores open in the third quarter of 2008 compared to the same period last year and higher franchisee retail sales in both brands.

Leasing segment operating loss

 The leasing segment’s third quarter 2008 operating loss decreased $148,800 or 26.5% to ($412,300) compared to a loss of ($561,000) during the third quarter of 2007.  This improvement was primarily due to a $887,200 increase in leasing income, partially offset by a $738,400 increase in direct costs, including corporate allocations and provision for credit losses associated with the leasing segment.

Segment Comparison of the Nine Months Ended September 27, 2008 to

Nine Months Ended September 29, 2007

Franchising segment operating income

The franchising segment’s first nine months of 2008 operating income increased by $576,600 or 8.5% to $7.4 million from $6.8 million for the first nine months of 2007.  The increase in segment contribution was primarily due to higher royalty income of $1,167,900 or 7.7%, partially offset by higher allocated corporate costs.  The increase in royalties was primarily due to higher Plato’s Closet® and Once Upon A Child® royalties of $1,098,000 and $311,000, respectively, partially offset by lower Play It Again Sports® royalties of $281,000.  The increase in Plato’s Closet® and Once Upon A Child® royalties is primarily due to having 24 additional Plato’s Closet® and five additional Once Upon A Child® franchise stores open in the first nine months of 2008 compared to the same period last year and higher franchisee retail sales in both brands.

Leasing segment operating loss

 The leasing segment’s first nine months of 2008 operating loss decreased $1,258,700 or 57.5% to ($0.9 million) compared to a loss of ($2.2 million) during the first nine months of 2007.  This improvement was primarily due to a $3.0 million increase in leasing income, partially offset by a $1.7 million increase in direct costs, including corporate allocations and provision for credit losses associated with the leasing segment.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the income statement that affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.  The most significant component of the balance sheet that affects liquidity is long-term investments.  Long-term investments includes $7.2 million of illiquid investment in two private companies: Tomsten, Inc. and BridgeFunds LLC.  We ended the third quarter of 2008 with $2.9 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 1.3 to 1.0 compared to $0.8 million in cash and cash equivalents and a current ratio of 1.0 to 1.0 at the end of the third quarter of 2007.

Operating activities provided cash of $6.4 million for the first nine months of 2008 compared to $4.0 million for the same period last year.  Cash provided by operating assets and liabilities include an increase in advance and security deposits of $722,700 due to increased lease originations.  Accrued liabilities provided cash of $228,200 primarily due to increased amounts owed in lease equipment and interest accrued on borrowings.  Accounts receivable provided cash of $241,200, primarily due to lease chargeback collections. Cash utilized by operating assets and liabilities include a $328,700 decrease in accounts payable primarily due to a decrease in buying group activity.

Investing activities used $5.8 million of cash during the first nine months of 2008 compared to $13.6 million during the same period of 2007.  The 2008 activities consisted primarily of the purchase of equipment for lease contracts of $16.8 million and collections on lease receivables of $11.2 million.

Financing activities provided $1.0 million of cash during the first nine months of 2008 compared to $9.3 million during the same period of 2007.  The 2008 activities were proceeds from discounted leases of $2.9 million and a $1.0 million tax benefit on exercised warrants, net payments of $2.3 million on the line of credit and subordinated notes and $0.6 million used to purchase 31,370 shares of our common stock.

As of September 27, 2008, the Company had no off balance sheet arrangements.

On June 10, 2008, we amended and restated our 364-Day Revolving Credit Agreement with LaSalle Bank National Association (“LaSalle”) to, among other things, join The PrivateBank and Trust Company as lender and Documentation Agent, appoint LaSalle as Administrative Agent, increase the aggregate commitment to $55.0 million and extend the term to June 15, 2013.  The Amended and Restated Revolving Credit Agreement (the “Credit Facility”) permits us to borrow up to the aggregate commitment subject to certain borrowing base limitations.

The Credit Facility allows us to choose between three interest rate options in connection with its borrowings.  The interest rate options are the Base Rate, LIBOR and Fixed Rate (all as defined within the Credit Facility) plus an applicable margin of 0%, 2.00% and 2.00%, respectively.  Interest periods for LIBOR borrowings can be one, two, three or six months, and interest periods for Fixed Rate borrowings can be one, two, three, four or five years as selected by us.  The Credit Facility also provides for non-utilization fees of 0.25% per annum on the daily average of the unused commitment.

As of September 27, 2008, our borrowing availability under the Credit Facility was $55.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $14.0 million in borrowings outstanding under the Credit Facility bearing Fixed Rate interest ranging from 4.58% to 5.76% and having initial terms ranging from three years to five years, leaving $41.0 million available for additional borrowings.

The Credit Facility will be used for growing our leasing business, stock repurchases and general corporate purposes.  The Credit Facility is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Credit Facility).  As of September 27, 2008, we were in compliance with all of our financial covenants.

On April 19, 2006, we announced the filing of a “shelf registration” on Form S-1 registration statement with the Securities and Exchange Commission for the sale of up to $50 million of renewable subordinated unsecured notes with maturities from three months to ten years.  In June 2006, the Form S-1 registration became effective.  In March 2007, we filed Post-Effective Amendment Number 2 to the public offering that was declared effective March 30, 2007.  In November 2007, we filed a Post-Effective Amendment Number 3 for the public offering that was declared effective November 29, 2007.  In March 2008, we filed Post-Effective Amendment Number 4 for the public offering that was declared effective March 27, 2008.  We have in the past and continue to intend to use the net proceeds from the offering to pay down our credit facility, expand our leasing portfolio, to make acquisitions, to repurchase common stock and for other general corporate purposes.  As of September 27, 2008, $25.5 million of the renewable subordinated notes have been sold.

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

Revenue Recognition – Royalty Revenue and Franchise Fees

The Company collects royalties from each franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performances of franchisees versus estimates, royalty revenue would be impacted.  During the first nine months of 2008, the Company collected $30,500 more than estimated at December 29, 2007.  As of September 27, 2008, royalty receivables were $1,278,100.

The Company collects franchise fees when franchise agreements are signed and recognize the franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the Company’s balance sheet.  As of September 27, 2008, deferred franchise fees were $817,300.

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

Impairment of Long-term Investments

The Company evaluates its long-term investments for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying amount may not be recoverable.  The impairment, if any, is measured by the difference between the assets’ carrying amount and their fair value, based on the best information available, including market prices, discounted cash flow analysis or other financial metrics that management utilizes to help determine fair value.  Judgments made by management related to the fair value of its long-term investments are affected by factors such as the ongoing financial performance of the Investees, additional capital raises by the Investees as well as general changes in the economy.

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

Forward Looking Statements

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, the Company’s statement that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, as well as its disclosures regarding market rate risk are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions.  See the section appearing in our annual report on Form 10-K for the fiscal year ended December 29, 2007 entitled “Risk Factors” and Part II, Item 1A in this Report for a more complete discussion of certain factors that may cause the Company’s actual results to differ from those in its forward-looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial markets risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.   The Company currently has available a $55.0 million line of credit with LaSalle Bank National Association and The PrivateBank and Trust Company.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short term borrowings (less than six months) or the bank’s index rate for borrowings one year or greater. The Company had $14.0 million of debt outstanding at September 27, 2008 under this line of credit, all of which was in the form of fixed rate borrowings in excess of one year and therefore were not subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates only in the event that it were to borrow additional amounts under this facility with interest rates based on the bank’s base rate or LIBOR.  With the Company’s current borrowings, a one percent increase in short-term rates would have no impact on annual pretax earnings.  The Company had no interest rate derivatives in place at September 27, 2008.

Approximately $289,800 of the Company’s cash and cash equivalents at September 27, 2008 were invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Although the Company conducts business in foreign countries, international operations are not material to its consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to the Company’s results of operations for the nine months ended September 27, 2008.  Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on its future costs or on future cash flows it would receive from its foreign activity.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 4T:   Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon, and as of the date of that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive office and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  There was no change in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.           OTHER INFORMATION

ITEM 1:

Not applicable.

ITEM 1A:  Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.  If any of those factors were to occur, they could materially adversely affect the Company’s financial condition or future results, and could cause its actual results to differ materially from those expressed in its forward-looking statements in this report.  The Company is aware of no material changes to the Risk Factors discussed in its Annual Report on Form 10-K for the year ended December 29, 2007.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchaser

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan

December 30, 2007 to February 2, 2008	0	$—	0	184,754
February 3, 2008 to March 1, 2008	0	—	0	184,754
March 2, 2008 to March 29, 2008	1,561	17.98	1,561	183,193
March 30, 2008 to May 3, 2008	5,489	17.41	5,489	177,704
May 4, 2008 to May 31, 2008	4,589	17.83	4,589	173,115
June 1, 2008 to June 28, 2008	5,725	17.91	5,725	167,390
June 29, 2008 to August 2, 2008	3,476	15.71	3,476	163,914
August 3, 2008 to August 30, 2008	309	17.98	309	163,605
August 31, 2008 to September 27, 2008	10,221	18.44	10,221	153,384

Total	31,370		31,370	153,384

(1)          The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 4,000,000 shares, of which 153,384 may still be repurchased.

ITEM 3:

Not applicable.

ITEM 4:   Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5:   Other Information

Not applicable.

ITEM 6:   Exhibits

3.1	Articles (Exhibit 3.1)(1)

3.2	Bylaws (Exhibit 3.2)(2)

10.1	Amendment, dated September 9, 2008, between Stan Koch & Sons Trucking, Inc. and Winmark Corporation (Exhibit 10.1)(3)

10.2	Lease, dated September 26, 2008, between Winmark Corporation and Utah State Retirement Investment Fund (Exhibit 10.1)(4)

31.1	Certification of Chief Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).
(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
(3)	Incorporated by reference to the specified exhibit on the Current Report on Form 8-K, filed on September 11, 2008.
(4)	Incorporated by reference to the specified exhibit on the Current Report on Form 8-K, filed on October 2, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2008	By:	/s/ John L. Morgan
John L. Morgan
Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: November 5, 2008	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug
Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 27, 2008

Exhibit No.	Description

3.1	Articles (Exhibit 3.1)(1)

3.2	Bylaws (Exhibit 3.2)(2)

10.1	Amendment, dated September 9, 2008, between Stan Koch & Sons Trucking, Inc. and Winmark Corporation (Exhibit 10.1)(3)

10.2	Lease, dated September 26, 2008, between Winmark Corporation and Utah State Retirement Investment Fund (Exhibit 10.1)(4)

10.3	Assignment and Acceptance, dated August 31, 2007, between Winmark Corporation and Allied Capital Corporation (Exhibit 10.1)(5)

31.1	Certification of Chief Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).
(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
(3)	Incorporated by reference to the specified exhibit on the Current Report on Form 8-K, filed on September 11, 2008.
(4)	Incorporated by reference to the specified exhibit on the Current Report on Form 8-K, filed on October 2, 2008.