Form 10-K
period 2008-12-27
WINMARK CORP
filed 2009-03-13
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-22012

WINMARK CORPORATION

(exact name of registrant as specified in its charter)

Minnesota	41-1622691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

605 Highway 169 North, Suite 400, Minneapolis, Minnesota 55441

(Address of Principal Executive Offices) (Zip Code)

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

Yes  ☐                   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, of the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $41,937,383.

Shares of no par value Common Stock outstanding as of March 12, 2009: 5,381,669 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 29, 2009 have been incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

WINMARK CORPORATION AND SUBSIDIARIES

PART IV		PAGE

Item 15.	Exhibits and Financial Statement Schedules	58

	SIGNATURES	59

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

We also operate a middle-market equipment leasing business through our wholly owned subsidiary, Winmark Capital Corporation.  Our middle-market leasing business serves large and medium-sized businesses and focuses on technology-based assets which generally cost more than $250,000.  The businesses we target generally have annual revenue of $25 million or more.  We generate middle-market equipment leases primarily through business alliances, equipment vendors and directly from customers.

We also operate a small-ticket financing business through our wholly owned subsidiary, Wirth Business Credit, Inc. (formerly known as Winmark Business Solutions, Inc.).  Our small-ticket financing business serves small businesses and focuses on assets which generally have a cost of $5,000 to $250,000.  We generate financing business directly from customers, and also through our Wirth Business Credit® franchisees.

Our significant assets are located within the United States, and we generate all revenues from United States operations other than franchising revenues from Canadian operations of approximately $2.0 million, $2.0 million and $1.8 million for 2008, 2007 and 2006, respectively.  For additional financial information, please see Item 6 — Selected Financial Data and Item 8 — Financial Statements and Supplementary Data.  We were incorporated in Minnesota in 1988.

Franchise Operations

Our four retail brands with their fiscal year 2008 system-wide sales, defined as estimated revenues generated by all franchise owned locations, are summarized as follows:

Play It Again Sports® - $235 million.

We began franchising the Play It Again Sports® brand in 1988.  Play It Again Sports® franchises sell, buy, trade and consign used and new sporting goods, equipment and accessories for a variety of athletic activities including hockey, wheeled sports (in-line skating, skateboards, etc.), fitness, ski/snowboard, golf and baseball/softball.  The franchises offer a flexible mix of merchandise that is adjusted to adapt to seasonal and regional differences.  Play It Again Sports® is known for providing the highest value to the customer by offering a mix of used and new sporting goods.  For the years ended 2008, 2007 and 2006, Play It Again Sports® contributed royalties and franchise fees of $9.8 million, $10.4 million and $10.4 million, respectively.  As a percentage of consolidated revenues for 2008, 2007 and 2006, these amounts equaled 27.6%, 33.3% and 38.1%, respectively.

Once Upon A Child® - $136 million.

We began franchising the Once Upon A Child® brand in 1993.  Once Upon A Child® franchises sell and buy used and new children’s clothing, toys, furniture, equipment and accessories.  This brand primarily targets cost-conscious parents of children ages infant to 10 years with emphasis on children ages seven years old and under.  These customers have the opportunity to sell their used children’s items to a Once Upon A Child® franchise when outgrown and to purchase quality used children’s clothing, toys, furniture and equipment at prices lower than new merchandise.  New merchandise is offered to supplement the used merchandise.  For the years ended 2008, 2007 and 2006, Once Upon A Child® contributed royalties and franchise fees of $5.7 million, $5.4 million and $4.9 million, respectively.  As a percentage of consolidated revenues for 2008, 2007 and 2006, these amounts equaled 16.0%, 17.3% and 17.7%, respectively.

Plato’s Closet® - $164 million.

We began franchising the Plato’s Closet® brand in 1999.  Plato’s Closet® franchises sell and buy used clothing and accessories geared toward the teenage and young adult market.  Customers have the opportunity to sell their used items to a Plato’s Closet® franchise when gently-used or outgrown and to purchase quality used clothing and accessories at prices lower than new merchandise.  For the years ended 2008, 2007 and 2006, Plato’s Closet® contributed royalties and franchise fees of $6.9 million, $5.4 million and $4.2 million, respectively.  As a percentage of consolidated revenues for 2008, 2007 and 2006, these amounts equaled 19.5%, 17.2% and 15.2%, respectively.

Music Go Round® - $26 million.

We began franchising the Music Go Round® brand in 1994.  Music Go Round® franchises sell, buy, trade and consign used and new musical instruments, speakers, amplifiers, music-related electronics and related accessories for parents of children who play musical instruments, as well as professional and amateur musicians.  For the years ended 2008, 2007 and 2006, Music Go Round® contributed royalties and franchise fees of $0.8 million, $0.8 million and $0.8 million, respectively.  As a percentage of consolidated revenues for 2008, 2007 and 2006, these amounts equaled 2.2%, 2.4% and 2.8%, respectively.

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

The following table presents a summary of our franchising activity for the fiscal year ended December 27, 2008:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED	%
	12/29/07	OPENED	CLOSED	12/27/08	RENEWAL	RENEWALS	RENEWED
Play It Again Sports®
Franchises - US and Canada	374	14	(24)	364	9	9	100%

Once Upon A Child®
Franchises - US and Canada	228	10	(9)	229	8	7	88%

Plato’s Closet®
Franchises - US and Canada	211	33	(3)	241	—	—	N/A

Music Go Round®
Franchises - US	38	0	(2)	36	6	6	100%

Total Franchised Stores	851	57	(38)	870	23	22	96%

Wirth Business Credit®
Territories - US	41	23	(10)	54	—	—	N/A
Total Franchises/Territories	892	80	(48)	924	23	22	96%

Retail Brands Franchising Overview

We use franchising as a business method of distributing goods and services through our retail brands to consumers.  We also use franchising as a method to originate small-ticket leasing transactions with our Wirth Business Credit® franchises.  We discuss our Wirth Business Credit® franchise system in the Equipment Leasing Operations subsection of this Business section.  We, as franchisor, own a retail business brand, represented by a service mark or similar right, and an operating system for the franchised business.  We then enter into franchise agreements with franchisees and grant the franchisee the right to use our business brand, service marks and operating system to manage a retail business.  Franchisees are required to operate their retail businesses according to the systems, specifications, standards and formats we develop for the business brand.  We train the franchisees how to operate the franchised business.  We also provide continuing support and service to our franchisees.

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

We have and will continue to reinvest operating cash flow generated from our business into:

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

Attracting Franchisees

Our franchise marketing program for retail brands seeks to attract prospective franchisees with experience in management and operations and an interest in being the owner and operator of their own business.  We seek franchisees who:

•                  have a sufficient net worth;

•                  have prior business experience; and

•                  intend to be integrally involved with the management of the business.

At December 27, 2008, we had 45 signed retail franchise agreements that are expected to open in 2009.

We began franchising in Canada in 1991 and, as of December 27, 2008, had 67 franchised retail stores open in Canada.  The Canadian retail stores are operated by franchisees under agreements substantially similar to those used in the United States.

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

We provide centralized buying services including credit and billing for the Play It Again Sports® franchisees.  Upon credit approval, Play It Again Sports® franchisees may order through the buying group, in which case, product is shipped directly to the store by the vendor.  We are invoiced by the vendor, and in turn, we invoice the franchisee adding a 4% service fee to cover our costs of operating the buying group.  Our Play It Again Sports® franchise system uses several major vendors including Horizon Fitness, Nautilus, Wilson Sporting Goods, Champro Sporting Goods, Easton-Bell Sports, RBK CCM Hockey and Bauer Hockey.  The loss of any of the above vendors would change the vendor mix, but not significantly change our products offered.  The amount of product being sold through the buying group has decreased over the past few years as a result of our strategic decision to have more franchisees purchase merchandise directly from vendors.

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

Retail Advertising and Marketing

We encourage our franchisees to implement a marketing program that includes one or more of the following: television, radio, direct mail, point-of-purchase materials, in store signage and local store marketing programs.  Through these mediums, we advertise that we buy, sell and trade used and new items.  Franchisees of the respective retail brands are required to spend the following minimum percentage of their gross sales on approved advertising and marketing: Play It Again Sports® - 5%, Once Upon A Child® - 5%, Plato’s Closet® - 5% and Music Go Round® - 5%.  In addition, Play It Again Sports®, Once Upon A Child®, Plato’s Closet® and Music Go Round® are required to pay us an annual marketing fee.  Franchisees may be required to participate in regional cooperative advertising groups.

Computerized Point-Of-Sale Systems

We require our retail brand franchisees to use a retail information management computer system in each store, which has evolved with the development of new technology.  This computerized point-of-sale system is designed specifically for use in our franchise retail stores.  The current system includes our proprietary Data Recycling System software, a dedicated server, two or more work station registers, a receipt printer, a report printer and a bar code scanner, together with software modules for inventory management, cash management and customer information management.  Our franchisees purchase the computer hardware from us.  We charge a fee of approximately 4% for handling and configuration of systems sold through us.  The Data Recycling System software is designed to accommodate buying and consigning of used merchandise.  This system provides franchisees with an important management tool that reduces errors, increases efficiencies and enhances inventory control.  We provide point-of-sale system support through our Computer Support Center located at our Company headquarters.

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

Each franchisee must execute our franchise agreement and pay an initial franchise fee.  At December 27, 2008, the franchise fee for all brands was $20,000 for an initial store in the U.S. and $20,000CAD for an initial store in Canada.  Once a franchisee opens its initial store, it can open additional stores, in any brand, by paying a $15,000 franchise fee for a store in the U.S. and $15,000CAD for a store in Canada, provided an acceptable territory is available and the franchisee meets the brand’s additional store standards.  Beginning in March 2009, the franchise fee will increase to $25,000 for an initial store in the U.S.  The franchise fee for our initial retail store and additional retail store in Canada is based upon the exchange rate applied to the United States fee on the last business day of the preceding fiscal year.  The franchise fee in March 2009 for an initial retail store in Canada will be $30,000CAD, and an additional retail store in Canada will be $18,000CAD.  Typically, the franchisee’s initial store is open for business within 270 days from the date the franchise agreement is signed.  The franchise agreement has an initial term of 10 years, with subsequent 10-year renewal periods, and grants the franchisee an exclusive geographic area, which will vary in size depending upon population, demographics and other factors.  A renewal fee of $5,000 is payable to us as part of any franchise renewal.  As an incentive, we generally refund the renewal fee if a franchisee modernizes its store to meet our standards.  Under current franchise agreements, franchisees of the respective brands are required to pay us weekly continuing fees (royalties) equal to the percentage of gross sales outlined in their Franchise Agreements, generally ranging from 4% to 5% for Play It Again Sports® and Once Upon A Child® and 3% for Music Go Round®.  Beginning in March 2008, the royalty rate for new Plato’s Closet franchisees increased from 4% to 5%, and beginning in March 2009 the royalty rate for additional Plato’s Closet® stores for all franchisees will increase from 4% to 5%.  Also beginning in March 2009, the royalty rate for Play It Again Sports® franchisees opening their second or additional store will increase from 4% to 5%.

Each franchisee is required to pay us an annual marketing fee of between $500 and $1,000.  Each Play It Again Sports® and Once Upon A Child® franchisee is required to spend 5% of its gross sales for advertising and promoting its franchised store.  We have the option to increase the minimum advertising expenditure requirement for these franchises to 6% of the franchisee’s gross sales, of which up to 2% would be paid to us as an advertising fee for deposit in an advertising fund.  This fund, if initiated, would be managed by us and would be used for advertising and promotion of the franchise system.  Beginning in March 2008, new and renewing Music Go Round® franchisees have the same advertising and promoting requirements as Play It Again Sports® and Once Upon A Child® franchisees.  In 2007, Plato’s Closet® adopted the advertising and promotional requirements of Play It Again Sports® and Once Upon A Child® for new and renewing franchisees.  Existing Music Go Round® franchisees are currently required to spend 3% of their gross sales for advertising and promoting their franchised stores, and Winmark has the option to increase the minimum advertising expenditure requirement for these franchisees to 4% of the franchisee’s gross sales, 1 ½% of which would be paid to us as an advertising fee for deposit in an advertising fund.  Existing Plato’s Closet® franchisees prior to 2007 are required to spend at least 4% of gross sales for approved advertising, and Winmark has the same option to increase minimum advertising expenditures to 6% of the franchisee’s gross sales described above.

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

In 2008, 9 Play It Again Sports® franchise agreements expired.  Of those franchise relationships, 9 were “renewed” with the signing of a new 10-year franchise agreement.  In 2009, 2010 and 2011, 12, 26 and 56 Play It Again Sports® franchise agreements will expire, respectively.

In 2008, 8 Once Upon A Child® franchise agreements expired.  Of those franchise relationships, 7 were “renewed” with the signing of a new 10-year franchise agreement.  In 2009, 2010 and 2011, 20, 20 and 8 Once Upon A Child® franchise agreements will expire, respectively.

In 2008, 6 Music Go Round® franchise agreements expired. Of those franchise agreements, 6 were “renewed” with the signing of a new 10-year franchise agreement.  In 2009, 2010 and 2011, 3, 1, and 0 Music Go Round® franchise agreements will expire, respectively.

In 2008, none of our Plato’s Closet® franchise agreements expired.  In 2009, 2010 and 2011, 11, 22 and 23 Plato’s Closet® franchise agreements will expire, respectively.

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

Our Once Upon A Child® franchisees compete primarily with large retailers such as Babies “R” Us, Wal-Mart, Target and various specialty children’s retail stores such as Gap Kids. We compete with one other franchisor in the specialty children’s retail market.

Our Plato’s Closet® franchise stores primarily compete with specialty apparel stores such as Gap, Abercrombie & Fitch, Old Navy, Banana Republic and The Limited.  We compete with one other franchisor in the teenage clothing retail market.

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

Each franchisee must execute our franchise agreement and pay an initial franchise fee.  The Initial Franchise Fee for our standard market area is $35,000.  However, beginning in March 2008, we amended our “Pioneer Program,” which offers a reduced initial franchise fee to prospective franchisees for their first territory and second territory.  The Pioneer Program reduces the initial franchise fee to $22,500 for the first territory.  In addition, $10,000 of the $22,500 fee is eligible for reimbursement from us if a franchisee spends amounts on qualified marketing expenditures within 12 months of signing the Franchise Agreement.  For their second territory, the Initial Franchise Fee is $10,000, $5,000 of which is eligible for reimbursement from us if the franchisee spends amounts on qualified marketing expenditures with 12 months of signing the Franchise Agreement.  Wirth may, at its discretion, award more than two territories at one time using the Pioneer Program.

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

At the end of the term of each 10-year term of each Wirth Business Credit® franchise agreement, each franchisee has the option to “renew” the franchise relationship by signing a new 10-year franchise agreement.  If a franchisee chooses not to sign a new franchise agreement, a franchisee must comply with all post termination obligations including the franchisee’s non-competition clause.  In 2008, none of our Wirth Business Credit® franchise agreements expired, and none will expire in 2009, 2010 or 2011.

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

During the past three years, our leasing operations have experienced growth during this early stage period.  Our leasing portfolio has grown from $7.0 million at the beginning of 2006 to $45.4 million at the end of 2008, and our operating losses from this segment have decreased from a loss of $3.3 million in 2006 to a loss of $1.9 million in 2008.

Winmark Capital Corporation

Winmark Capital Corporation focuses on middle-market transactions that generally have terms from two to five years and are with large organizations.  We target businesses with annual revenue of $25 million or more.  Such transactions are generally larger than $250,000 and include high-technology equipment and/or business essential equipment, including computers, telecommunications equipment, point-of-sale systems and other business-essential equipment.  The leases are retained in our portfolio to accommodate equipment additions and upgrades to meet customers’ changing needs.

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

Leasing and Sales Activities

Our middle-market lease products are marketed nationally through our principal office in Minneapolis, Minnesota and our satellite offices in Boulder and Denver, Colorado and Santa Barbara, California.

We market our leasing services directly to end-users and indirectly through business alliances, and through vendors of equipment, software, value-added services and consulting services.  We attend trade shows and directly market to customers and prospects by telephone canvassing.  We may also advertise in magazines or other periodicals in targeted industries.

We generally lease high-technology and other business-essential equipment for terms ranging from two to five years.  Our standard lease agreements, entered into with each customer, are noncancelable “net” leases which contain “hell-or-high water” provisions under which the customer, upon acceptance of the equipment, must make all lease payments regardless of any defects or performance of the equipment, and which require the customer to maintain and service the equipment, insure the equipment against casualty loss and pay all property, sales and other taxes related to the equipment.  We retain ownership of the equipment we lease and, in the event of default by the customer, we or the financial institution to whom the lease payment has been assigned may declare the customer in default, accelerate all lease payments due under the lease and pursue other available remedies, including repossession of the equipment.  Upon expiration of the initial term or extended lease term, depending on the structure of the lease, the customer may:

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

To date, we have funded the vast majority of our leases internally using our available cash, bank or subordinated debt.  Leases are funded internally for a variety of reasons, including:

•                  we may have a sufficient amount of cash on hand;

•                  lease amounts are too small to be attractive to financial institutions;

•                  the credit strength of the customer is acceptable only for recourse funding; or

•                  when we intend to discount a lease but the discounting process has not been completed.

We will rely on recourse bank facilities to fund both our middle-market and small-ticket portfolios.  We currently have a $55 million line of credit with Bank of America, N.A.  We may also use the proceeds from our offering of $50 million in principal of unsecured subordinated debt of varying interest rates and maturity dates filed on Form S-1 to fund both our middle-market and small-ticket portfolios.  As of December 27, 2008, we had $20.8 million outstanding in unsecured subordinated notes.

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

Trademarks and Service Marks

Play It Again Sports®, Once Upon A Child®, Plato’s Closet®, Music Go Round®, Winmark®, Winmark Business Solutions®, Wirth Business Credit®, Winmark Capital® and LeaseManager®, among others, are our registered service marks.  These marks are of considerable value to our business.  We intend to protect our service marks by appropriate legal action where and when necessary.  Each service mark registration must be renewed every 10 years.  We have taken, and intend to continue to take, all steps necessary to renew the registration of all our material service marks.

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

Employees

As of December 27, 2008, we employed 104 full-time and two part-time employees, of which 14 were salespersons, 58 were support personnel and 34 were administrative.

ITEM 1A: RISK FACTORS

We are dependent on franchise renewals.

Each of our franchise agreements is 10 years long.  At the end of the term of each franchise agreement, each franchisee has the option to “renew” the franchise relationship by signing a new 10-year franchise agreement.  In 2008, of the 9 franchisees that had their Play It Again Sports® franchise agreement expire, 9 signed new 10-year franchise agreements.  In 2009, 2010 and 2011, 12, 26 and 56 Play It Again Sports® franchise agreements will expire, respectively.  In 2008, of the 8 franchisees that had their Once Upon A Child® franchise agreement expire, 7 signed new 10-year franchise agreements. In 2009, 2010 and 2011, 20, 20 and 8 Once Upon A Child® franchise agreements will expire, respectively.  In 2008, of the 6 franchisees that had Music Go Round® franchise agreement expire, 6 signed new 10-year franchise agreements.  In 2009, 2010 and 2011, 3, 1 and 0 Music Go Round® franchise agreements will expire, respectively.  In 2008, none of our Plato’s Closet® franchise agreements expired.  In 2009, 2010 and 2011, 11, 22 and 23 Plato’s Closet® franchise agreements will expire, respectively.  We believe that renewing a significant number of these franchise relationships is important to our continued success.  If a significant number of franchise relationships are not renewed our financial performance would be materially and adversely impacted.

We are dependent on new franchisees.

Our ability to generate increased revenue and achieve higher levels of profitability depends in part on increasing the number of franchises open.  While we believe that many larger and smaller markets will continue to provide significant opportunities for sales of franchises, continuing unfavorable macro-economic conditions may affect the ability of potential franchisees to obtain external financing and/or impact their net worth, both of which could lead to a lower level of openings than we have historically experienced.  There can be no assurance that we will sustain our current level of franchise openings.

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

We believe that a substantial majority of franchises sold but not opened will open within the time period permitted by the applicable franchise agreement or we will be able to resell the territories for most of the terminated or expired franchises.  However, there can be no assurance that substantially all of the currently sold but unopened franchises will open and commence paying royalties to us.  At December 27, 2008, we had 45 franchise agreements expected to open in 2009.

Our retail franchisees are dependent on supply of used merchandise.

Our retail brands are based on offering customers a mix of used and new merchandise.  As a result, the ability of our franchisees to obtain continuing supplies of high quality used merchandise is important to the success of our brands.  Supply of used merchandise comes from the general public and is not regular or highly reliable.  There can be no assurance that our franchisees will avoid supply problems with respect to used merchandise.

On February 10, 2009, new requirements of the Consumer Product Safety Improvement Act took effect whereby children’s products, whether new or used, cannot be lawfully sold in the United States if they contain more than a specified amount of lead and phthalates.

Our Once Upon a Child® franchisees, and to a lesser extent, our Play It Again Sports® franchisees, buy and sell used children’s products.  Adherence to these new requirements may limit the amount of used children’s merchandise available to our franchisees and could therefore have an adverse impact on our brands.

We may be unable to collect accounts receivable from franchisees.

In the event that our ability to collect accounts receivable significantly declines from current rates, we may incur additional charges that would affect earnings.  If we are unable to collect payments due from our franchisees, it would materially adversely impact our results of operation and financial condition.

We operate in extremely competitive industries.

Retailing, including the sale of sporting goods, children’s and teenage apparel and musical instruments, is highly competitive.  Many retailers have significantly greater financial and other resources than us and our franchisees.  Individual franchisees face competition in their markets from retailers of new merchandise and, in certain instances, resale, thrift and other stores that sell used merchandise.  To date, our franchisees have not faced a high degree of competition in the sale of used merchandise, but do so in connection with the sale of new merchandise.  However, we may face additional competition as our franchise systems expand and if additional competitors enter the used merchandise market.

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

We began our equipment leasing operations in April of 2004.  We began franchising Wirth Business Credit® in 2006.  As a result, there can be no assurance that any of our planned future leasing activities will be successful.  An inability to successfully operate our equipment leasing business will have a material adverse impact on our financial results.

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

During 2008, our provision for credit losses increased to $2,569,800 from $603,700 in 2007, primarily due to a higher level of net charge-offs in the small-ticket financing business portion of our leasing segment, as well as an increase in our allowance for credit losses due to the worsening general economic trends that have increased the level of delinquencies in this business. During 2008, we had total net charge-offs of $1,644,700 compared to $424,100 in 2007.  Continued charge-offs at these levels or higher would have a material adverse impact on the profitability of our leasing operations.

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

Our ability to control the amount, and rate of growth in, selling, general and administrative expenses and the impact of unusual items resulting from our ongoing evaluation of our business strategies, asset valuations and organizational structures is important to our financial success.  We expect to incur significant additional expenses in connection with the expansion of Wirth Business Credit, Inc. and Winmark Capital Corporation.  In the near term, our leasing income may not exceed our expenses.  We cannot assure any investor that we will be able to control such items of expense.

We have made investments outside of our franchise and leasing businesses and have suffered losses in these investments.

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

Since the inception of our investment in 2002, Archiver’s has lost over $12.4 million in pre-tax income.  Our pro rata share of Archiver’s losses has equaled $2.3 million.  During 2008, we recorded an impairment charge of $2.8 million for a portion of our investment in Archiver’s to adjust the carrying value of this investment to its expected realizable value.  As of December 27, 2008, the carrying value of our $7.5 million investment equaled $2.3 million.  If Archiver’s continues to sustain losses, it may need to seek external financing in the form of equity and/or debt.   There can be no assurance that Archiver’s will be able to obtain additional financing.  Any continued losses or inability to obtain financing on attractive terms may result in a further impairment of the carrying value of our investment and a reduction in our book value and profitability.

On October 13, 2004, we made a commitment to lend $2 million to BridgeFunds Limited at an annual rate of 12% pursuant to several senior subordinated promissory notes.  Each note has a maturity of five years.  BridgeFunds advances funds to claimants involved in civil litigation to cover litigation expenses.  We have funded our $2 million commitment.  In addition, we own a warrant to purchase 6.5% of the equity of BridgeFunds on a fully diluted basis.  On August 23, 2007, in connection with raising capital, BridgeFunds Limited completed a restructuring where all assets and liabilities, including the warrant, were assigned to and assumed by BridgeFunds, LLC (“BridgeFunds”).  BridgeFunds’ success depends upon its ability to continue to raise capital.  There can be no assurance that BridgeFunds will be able to raise capital to fund its operations.

Each of our current minority investments is either in a relatively new or unproven business.  Either of these businesses may not succeed and ultimately be forced to cease operations.  Also, there is not a market for the equity of Tomsten, Inc. or BridgeFunds, and as a result our shares of stock in Tomsten and our BridgeFunds warrant may be of no value.  Our ability to receive our investment back and realize a cash return on our investment in these companies will depend on the development of a market for such companies’ equity or the sale of such companies.  In addition, BridgeFunds may not have the ability to pay interest on amounts owed to us or to repay principal amounts owed to us.

The loss of our entire investment in any one or both of our current minority investments would have a material adverse impact on our financial results.

From time to time, we have and will continue to make investments outside of our franchise and leasing businesses.  There can be no assurance that such investments will be profitable.

We are subject to restrictions in our credit facility and our subordinated note indenture.  Additionally, we are subject to counterparty risk in our credit facility.

The terms of our $55.0 million credit facility with Bank of America and The PrivateBank impose certain operating and financial restrictions on us and require us to meet certain financial tests including tests related to minimum levels of debt service coverage and tangible net worth and maximum levels of leverage.  The terms of the indenture governing our $50.0 million subordinated note offering contain limited restrictive covenants, which include requiring us to maintain a positive net worth.  As of December 27, 2008, we were in compliance with all of our financial covenants; however, failure to comply with these covenants in the future may result in default under one or both of these sources of capital and could result in acceleration of the related indebtedness.  Any such acceleration of indebtedness would have an adverse impact on our business activities and financial condition.

Recent events in the worldwide credit markets have had an adverse impact on the general availability of credit.  Although our credit facility does not expire until June 2010, continued market deterioration could jeopardize the counterparty obligations of one or both of the banks participating in this facility, which could have an adverse impact on our business if we are not able to replace such credit facility or find other sources of liquidity on acceptable terms.

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

Although most states do not directly regulate the commercial equipment lease financing business, certain states require licensing of lenders and finance companies, impose limitations on interest rates and other charges, constrain collection practices and require disclosure of certain contract terms.  Laws or regulations may be adopted with respect to our equipment leases or the equipment leasing industry, and collection processes. Any new legislation or regulation, or changes in the interpretation of existing laws, which affect the equipment leasing industry could increase our costs of compliance.

ITEM 2: PROPERTIES

We leased 34,184 square feet at our former headquarters facility in Golden Valley, Minnesota.  Our base rent was $218,980 per year.  We were obligated to pay the common area maintenance and other additional rent relating to the entire 34,184 square feet.  In 2008, we paid an annual base rent of $218,980 plus common area maintenance charges of approximately $319,700. On September 9, 2008, we signed a letter agreement (“Amendment”) amending the lease for this facility with Stan Koch & Sons Trucking, Inc. (“Koch”). The Amendment, among other things, allowed us to either vacate the premises and cancel the lease anytime after December 1, 2008 by giving 90 days prior written notice or receive a payment from Koch if we occupied the premises through the end of the lease term, which was scheduled to expire in August 2009.  In November 2008, we provided such written notice to Koch of our plan to vacate the premises and cancel the lease as of February 2009.

On September 26, 2008, we signed a Lease (“Lease”) with Utah State Retirement Investment Fund (“Landlord”) for 33,513 square feet of space to use as our new corporate headquarters.  The term of the Lease will be ten years and six months from the commencement of the lease in the first quarter of 2009.  We are obligated to pay rent monthly under the Lease, and will pay an estimated $5.1 million in total rental payments over the entire term of the Lease.  We are also obligated to pay Landlord’s estimated taxes and operating expenses as described in the Lease, which change annually.  The total rentals, taxes and operating expenses paid may increase if we exercise any of our rights to acquire additional space described in the Lease.

ITEM 3: LEGAL PROCEEDINGS

We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders, Dividends

Effective December 2, 2003, the trading of our common stock moved from the Nasdaq SmallCap Market, now known as the Nasdaq Capital Market, to the Nasdaq National Market, now known as the Nasdaq Global Market, under the symbol “WINA”.  The table below sets forth the high and low bid prices of our common stock as reported by Nasdaq for the quarterly periods indicated:

FY 2008:	First	Second	Third	Fourth
High	21.97	19.51	19.49	17.60
Low	10.00	16.50	15.92	10.00

FY 2007:	First	Second	Third	Fourth
High	19.90	19.70	21.30	23.11
Low	16.00	16.24	16.24	19.00

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  At March 12, 2009, there were 5,381,669 shares of common stock outstanding held by approximately 117 shareholders of record.  We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan

December 30, 2007 to February 2, 2008	0	$—	0	184,754
February 3, 2008 to March 1, 2008	0	—	0	184,754
March 2, 2008 to March 29, 2008	1,561	17.98	1,561	183,193
March 30, 2008 to May 3, 2008	5,489	17.41	5,489	177,704
May 4, 2008 to May 31, 2008	4,589	17.83	4,589	173,115
June 1, 2008 to June 28, 2008	5,725	17.91	5,725	167,390
June 29, 2008 to August 2, 2008	3,476	15.71	3,476	163,914
August 3, 2008 to August 30, 2008	309	17.98	309	163,605
August 31, 2008 to September 27, 2008	10,221	18.44	10,221	153,384
September 28, 2008 to November 1, 2008	57,833	15.31	57,833	95,551
November 2, 2008 to November 29, 2008	7,525	14.67	7,525	88,026
November 30, 2008 to December 27, 2008	13,485	12.44	13,485	74,541
Total	110,213	$15.61	110,213	74,541

(1)          The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and as of December 27, 2008 was limited to 4,000,000 shares, of which 74,541 may still be repurchased.

ITEM 6: SELECTED FINANCIAL DATA

The following table sets forth selected financial information for the periods indicated.  The information should be read in conjunction with the consolidated financial statements and related notes discussed in Item 8 and 15, and Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed in Item 7.

	Fiscal Year Ended
	(in thousands except per share data)
	December 27, 2008	December 29, 2007	December 30, 2006(2)	December 31, 2005(2)	December 25, 2004(2)
Revenue:
Royalties	$21,804	$20,447	$19,212	$17,875	$16,889
Leasing income	8,093	4,416	1,853	437	65
Merchandise sales	3,268	3,999	4,469	6,655	8,734
Franchise fees	1,705	1,724	1,246	1,052	984
Other	554	579	591	581	530
Total revenue	35,424	31,165	27,371	26,600	27,202
Cost of merchandise sold	3,121	3,837	4,283	5,506	7,228
Leasing expense	1,882	1,031	227	7	—
Provision for credit losses	2,570	604	341	90	13
Selling, general and administrative expenses	19,760	19,267	17,158	16,503	13,336
Income from operations	8,091	6,426	5,362	4,494	6,625
Gain (loss) from equity investments(1)	(3,163)	(359)	117	(1,419)	(1,005)
Gain on sale of marketable securities	—	—	—	27	174
Interest expense	(1,305)	(1,457)	(729)	—	—
Interest and other income	224	539	867	303	267
Income before income taxes	3,847	5,149	5,617	3,405	6,061
Provision for income taxes	2,708	2,104	2,279	1,555	2,789
Net income	$1,139	$3,045	$3,338	$1,850	$3,272

Earnings per common share - diluted	$.21	$.54	$.56	$.29	$.50
Weighted average shares outstanding - diluted	5,531	5,591	6,007	6,358	6,500
Balance Sheet Data:
Working capital	$6,164	$(598)	$2,297	$4,776	$8,215
Total assets	58,110	56,947	36,012	25,038	23,511
Total debt	34,431	37,261	15,978	—	—
Shareholders’ equity	13,891	12,669	14,161	20,776	20,297
Selected Financial Ratios:
Return on average assets	2.0%	6.6%	10.9%	7.6%	15.5%
Return on average equity	8.6%	22.7%	19.1%	9.0%	18.6%

(1)          Included in gain (loss) from equity investments is a $2,839,100 impairment charge for the partial write off of the Company’s investment in Tomsten, Inc. in 2008 and a $937,600 impairment charge for the write off of the Company’s investment in eFrame, LLC in 2005.

(2)          In accordance with GAAP, prior periods are presented assuming the Company had used the equity method of accounting since the inception of the Company’s investment in Tomsten, Inc.  (See Note 3).

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of December 27, 2008, we had 924 franchises operating under the Play it Again Sports®, Once Upon a Child®, Plato’s Closet®, Music Go Round® and Wirth Business Credit® brands and had a leasing portfolio of $45.4 million.  Management closely tracks the following criteria to evaluate current business operations and future prospects: franchising revenue, leasing activity, and selling, general and administrative expenses.

Our most profitable sources of franchising revenue are royalties earned from our franchise partners and franchise fees for new openings and transfers.  During 2008, our royalties increased $1,357,400 or 6.6% compared to 2007.  Franchise fees decreased $19,600 or 1.1% compared to last year.

During 2008, we purchased $21.9 million in equipment for lease contracts compared to $33.6 million in 2007.  The level of equipment purchases for lease contracts during 2008 was impacted by the unfavorable general economic environment as well as our decision to tighten credit standards in response to these conditions.  Overall, our leasing portfolio (net investment in leases — current and long-term) grew 8.4% to $45.4 million at December 27, 2008 from $41.9 million at December 29, 2007.  Revenue generated from our leasing activities in 2008 was $8,092,800 compared to $4,416,200 in the same period last year.  (See Note 12 — “Segment Reporting”).  Our earnings are also significantly impacted by credit losses.  During 2008, our provision for credit losses increased to $2,569,800 from $603,700 in 2007, primarily due to a higher level of net charge-offs in the small-ticket financing business portion of our leasing segment, as well as an increase in our allowance for credit losses due to the worsening general economic trends that have increased the level of delinquencies in this business.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During 2008, selling, general and administrative expense increased $492,800, or 2.6%, compared to the same period last year primarily due to increases in amortization of initial direct costs, stock option expenses and bank fees, partially offset by a decrease in development advertising.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the fiscal year ended December 27, 2008:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED	%
	12/29/07	OPENED	CLOSED	12/27/08	RENEWAL	RENEWALS	RENEWED
Play It Again Sports®
Franchises - US and Canada	374	14	(24)	364	9	9	100%

Once Upon A Child®
Franchises - US and Canada	228	10	(9)	229	8	7	88%

Plato’s Closet®
Franchises - US and Canada	211	33	(3)	241	—	—	N/A

Music Go Round®
Franchises - US	38	0	(2)	36	6	6	100%

Total Franchised Stores	851	57	(38)	870	23	22	96%

Wirth Business Credit®
Territories - US	41	23	(10)	54	—	—	N/A
Total Franchises/Territories	892	80	(48)	924	23	22	96%

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  In 2008, we renewed 96% of franchise agreements up for renewal.  This percentage of renewal has ranged between 96% and 100% during the last three years.

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

Results of Operations

The following table sets forth selected information from our Consolidated Statements of Operations expressed as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Fiscal Year Ended		Fiscal 2008
	December 27, 2008	December 29, 2007	over (under) 2007
Revenue:
Royalties	61.6%	65.6%	6.6%
Leasing income	22.8	14.2	83.3
Merchandise sales	9.2	12.8	(18.3)
Franchise fees	4.8	5.5	(1.1)
Other	1.6	1.9	(4.3)
Total revenue	100.0	100.0	13.7

Cost of merchandise sold	(8.8)	(12.3)	(18.7)
Lease expense	(5.3)	(3.3)	82.5
Provision for credit losses	(7.3)	(2.0)	325.7
Selling, general and administrative expenses	(55.8)	(61.8)	2.6
Income from operations	22.8	20.6	25.9
Loss from equity investments	(8.9)	(1.1)	(779.6)
Interest expense	(3.7)	(4.7)	(10.4)
Interest and other income	0.7	1.7	(58.3)
Income before income taxes	10.9	16.5	(25.3)
Provision for income taxes	(7.7)	(6.7)	28.7
Net income	3.2%	9.8%	(62.6)%

Revenue

Revenues for the year ended December 27, 2008 totaled $35.4 million compared to $31.2 million for the comparable period in 2007.

Royalties and Franchise Fees

Royalties increased to $21.8 million for 2008 from $20.4 million for the same period in 2007, a 6.6% increase.  The increase was due to higher Plato’s Closet® and Once Upon A Child® royalties of $1,479,300 and $425,900, respectively.  The increase in Plato’s Closet® and Once Upon A Child® royalties is primarily due to having 30 additional Plato’s Closet® and 1 additional Once Upon A Child® franchise stores in 2008 compared to the same period last year and higher franchisee retail sales in both brands.

Franchise fees include initial franchise fees from the sale of new franchises and transfer fees related to the transfer of existing franchises.  Franchise fee revenue is recognized when the franchise opens or when the franchise agreement is assigned to a buyer of a franchise.  An overview of retail brand and Wirth Business Credit® franchise fees is presented in the Franchising subsection of the Business section.  Franchise fees decreased to $1,704,500 for 2008 from $1,724,100 for 2007, primarily as a result of opening three fewer franchise territories in 2008 compared to 2007.

Leasing Income

Leasing income increased to $8,092,800 in 2008 compared to $4,416,200 for the same period in 2007.  The increase is due to a larger lease portfolio in 2008 compared to 2007.  Our monthly average lease portfolio during 2008 was $45.3 million compared to $29.2 million during 2007.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group or through our Computer Support Center (together, “Direct Franchisee Sales”).  Direct Franchisee Sales decreased 18.3% to $3,268,100 in 2008 from $3,999,500 in 2007.  This is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having 10 fewer Play It Again Sports® stores open than one year ago.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold decreased 18.7% to $3,120,700 in 2008 from $3,837,200 in 2007.  The decrease was primarily due to a decrease in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for 2008 and 2007 was 95.5% and 95.9%, respectively.

Leasing Expense

Leasing expense increased to $1,881,800 in 2008 compared to $1,031,000 in 2007.  The increase is due to interest on increased borrowing in connection with the growth of our lease portfolio.

Provision for Credit Losses

Provision for credit losses increased to $2,569,800 in 2008 compared to $603,700 in 2007.  The increase is primarily due to a higher level of net charge-offs in the small-ticket financing business portion of our leasing segment.  During 2008, we had total net charge-offs of $1,644,700 compared to $424,100 in 2007.  In addition, we increased our allowance for credit losses during 2008 due to worsening general economic trends that have increased the level of delinquencies in our small-ticket financing business.

Selling, General and Administrative Expenses

The $492,800, or 2.6%, increase in selling, general and administrative expenses in 2008 compared to the same period in 2007 is primarily due to increases in amortization of initial direct costs resulting from the larger lease portfolio, compensation expense related to stock options and bank fees of $479,000, $142,000 and $141,000, respectively, partially offset by a $365,000 decrease in development advertising.

Loss from Equity Investments

During 2008 and 2007, we recorded losses of $324,100 and $359,600, respectively, from our investment in Tomsten (representing our pro-rata share of losses for the periods).  In addition, as part of an impairment analysis during 2008 we determined that the carrying value of our investment was not expected to be fully recoverable from the future cash flows of the Tomsten business and we recorded an impairment charge of $2,839,100.  (See Item 1A “Risk Factors” as well as Note 3 — “Investments”).

Interest Expense

Interest expense decreased to $1,305,000 in 2008 compared to $1,456,800 in 2007.  The decrease is due to lower interest rates and lower corporate borrowings.

Interest and Other Income

During 2008, we had interest and other income of $224,600 compared to $539,100 of interest and other income in 2007.  The decrease is primarily due to the sale of the Commercial Credit Group senior subordinated notes in August 2007 and foreign currency transaction losses incurred in 2008.  (See Item 7A “Quantitative and Qualitative Disclosures About Market Risk”).

Income Taxes

The provision for income taxes was calculated at an effective rate of 70.4% and 40.9% for 2008 and 2007, respectively.  The higher effective rate in 2008 compared to 2007 reflects our recording of a $1.2 million deferred tax asset valuation allowance for losses from and impairment of our investment in Tomsten in 2008, partially offset by an adjustment to uncertain tax positions of $127,300 in 2008.

Segment Comparison of the Year Ended December 27, 2008 to

Year Ended December 29, 2007

We currently have two reportable business segments, franchising and leasing.  The franchising segment franchises value-oriented retail store concepts that buy, sell, trade and consign merchandise and Wirth Business Credit, Inc., our small-ticket leasing franchise.  The leasing segment, which commenced operations in 2004, includes (i) Winmark Capital Corporation, our middle-market equipment leasing business and (ii) Wirth Business Credit, Inc., our small-ticket financing business.  Segment reporting is intended to give financial statement users a better view of how we manage and evaluate our businesses.  Our internal management reporting is the basis for the information disclosed for our business segments and includes allocation of shared-service costs.  The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	Year Ended
	December 27, 2008	December 29, 2007
Revenue:
Franchising	$27,330,800	$26,749,000
Leasing	8,092,800	4,416,200
Total revenue	$35,423,600	$31,165,200

Reconciliation to operating income:
Franchising segment operating income	$10,019,500	$9,137,700
Leasing segment operating loss	(1,928,400)	(2,711,800)
Total operating income	$8,091,100	$6,425,900

Franchising segment operating income

The franchising segment’s 2008 operating income increased by $881,800, or 9.7%, to $10.0 million from $9.1 million for 2007.  The increase in segment contribution was primarily due to higher royalty income of $1,357,400 and a decrease in development advertising of $365,000, partially offset by increases in selling, general and administrative expenses and corporate shared-service cost allocations.  The increase in royalties was primarily due to higher Plato’s Closet® and Once Upon A Child® royalties of $1,479,300 and $425,900, respectively.  The increase in Plato’s Closet® and Once Upon A Child® royalties is primarily due to having 30 additional Plato’s Closet® and 1 additional Once Upon A Child® franchise stores open in 2008 compared to the same period last year and higher franchisee retail sales in both brands.

Leasing segment operating loss

The leasing segment’s 2008 operating loss decreased $783,400 or 28.9% to ($1.9 million) compared to a loss of ($2.7 million) during 2007.  This improvement was primarily due to a $3,676,600 increase in leasing income partially offset by an $850,800 increase in leasing expense, a $1,966,100 increase in provision for credit losses and a $479,000 increase in amortization of initial direct costs.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the income statement that affect our liquidity include non-cash items for depreciation, compensation expense related to stock options and loss from and impairment of equity investments.  The most significant component of the balance sheet that affects liquidity is long-term investments.  Long-term investments include $4.3 million of illiquid investments in two private companies: Tomsten, Inc. and BridgeFunds LLC.

We ended 2008 with $2.1 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 1.3 to 1.0 compared to $1.3 million in cash and cash equivalents and a current ratio of 1.0 to 1.0 at the end of 2007.

Operating activities provided $9.0 million of cash during 2008 compared to $6.7 million during 2007.  Cash provided by operating assets and liabilities include an increase in advance and security deposits of $860,500 due to increased lease originations.  Accrued liabilities provided cash of $403,500 primarily due to increased accrued compensation and interest accrued on borrowings.  Accounts receivable provided cash of $269,900 primarily due to lease chargeback collections.  Cash utilized by operating assets and liabilities include a $305,900 decrease in accounts payable due to a decrease in amounts owed for lease equipment purchases.

Investing activities used $7.6 million of cash during 2008 compared to $22.5 million during 2007.  The 2008 activities consisted primarily of the purchase of equipment for lease contracts of $21.9 million and collections on lease receivables of $14.9 million.

Financing activities used $0.5 million of cash during 2008 compared to $16.1 million provided during 2007.  The 2008 activities were proceeds from discounted leases of $3.0 million and a $1.0 million tax benefit on exercised warrants, net payments of $2.8 million on the line of credit and subordinated notes and $1.7 million used to purchase 110,213 shares of our common stock.

We have future operating lease commitments for our corporate headquarters and have remained a guarantor on Company-owned retail stores that have been previously sold or closed at December 27, 2008.  As of December 27, 2008, we had no other material outstanding commitments.  See Note 11 to the consolidated financial statements.

As of December 27, 2008, we had no off balance sheet arrangements.

On June 10, 2008, we amended and restated our 364-Day Revolving Credit Agreement with Bank of America, N.A. to, among other things, join the PrivateBank and Trust Company as lender and Documentation Agent, appoint Bank of America as Administrative Agent, increase the aggregate commitment to $55.0 million and extend the term to June 15, 2013.  The Amended and Restated Revolving Credit Agreement (the “Credit Facility”) permits us to borrow up to the aggregate commitment subject to certain borrowing base limitations.

The Credit Facility allows us to choose between three interest rate options in connection with our borrowings.  The interest rate options are the Base Rate, LIBOR and Fixed Rate (all as defined within the Credit Facility) plus an applicable margin of 0%, 2.00% and 2.00%, respectively.  Interest periods for LIBOR borrowings can be one, two, three or six months, and interest periods for Fixed Rate borrowings can be one, two, three, four or five years as selected by us.  The Credit Facility also provides for non-utilization fees of 0.25% per annum on the daily average of the unused commitment.

As of December 27, 2008, our borrowing availability under the Credit Facility was $55.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $13.1 million in borrowings outstanding bearing Fixed Rate interest ranging from 4.58% to 5.76% and having initial terms ranging from three years to five years, and $0.5 million in borrowings bearing Base Rate interest of 3.25%, leaving $41.4 million available for additional borrowings.

The Credit Facility will be used for growing our leasing business, stock repurchases and general corporate purposes.  The Credit Facility is secured by a lien against substantially all of our assets, contains customary financials conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Credit Facility).  As of December 27, 2008, we were in compliance with all of our financial covenants.

On April 19, 2006, we announced the filing of a “shelf registration” on Form S-1 registration statement with the Securities and Exchange Commission for the sale of up to $50 million of renewable subordinated unsecured notes with maturities from three months to ten years.  In June 2006, the Form S-1 registration became effective.  In March 2007, we filed Post-Effective Amendment Number 2 to the public offering that was declared effective March 30, 2007.  In November 2007, we filed Post-Effective Amendment Number 3 to the public offering that was declared effective November 29, 2007.  In March 2008, we filed Post-Effective amendment Number 4 to the public offering that was declared effective March 27, 2008.  We have in the past and continue to intend to use the net proceeds from the offering to pay down our credit facility, expand our leasing portfolio, to make acquisitions, to repurchase common stock and for other general corporate purposes.  As of December 27, 2008, $26.6 million of the renewable subordinated notes have been sold.

We utilize discounted lease financing to provide funds for a portion of our leasing activities.  Rates for discounted lease financing reflect prevailing market interest rates and the credit standing of the lessees for which the payment stream of the leases are discounted.  We believe that discounted lease financing will continue to be available to us at competitive rates of interest through the relationships we have established with financial institutions.

We believe that the combination of our cash on hand, the cash generated from our franchising business, cash generated from discounting sources, our bank line of credit as well as our renewable subordinated unsecured notes, will be adequate to fund our planned operations, including leasing activity, for 2009.

Critical Accounting Policies

The Company prepares the consolidated financial statements of Winmark Corporation and Subsidiaries in conformity with accounting principles generally accepted in the United States of America.  As such, the Company is required to make certain estimates, judgments and assumptions that we believe are reasonable based on information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.  There can be no assurance that actual results will not differ from these estimates.  The critical accounting policies that the Company believes are most important to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition – Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performances of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During 2008, the Company collected $36,800 more than it estimated at December 29, 2007.  As of December 27, 2008, the Company’s royalty receivable was $1,288,900.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet.  As of December 27, 2008, deferred franchise fees were $855,800.

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

Allowance for Credit Losses

The Company maintains an allowance for credit losses at an amount that it believes to be sufficient to absorb losses inherent in its existing lease portfolio as of the reporting dates.  A provision is charged against earnings to maintain the allowance for credit losses at the appropriate level.  If the actual results are different from the Company’s estimates, results could be different.  The Company’s policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent.

New Accounting Pronouncements

Effective December 30, 2007, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements.  Statement No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  The adoption of Statement No. 157 did not have a material impact on the Company’s financial condition or results of operations.

Statement No. 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Statement No. 157 also describes three levels of inputs that may be used to measure fair value:

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

The Company’s cash and cash equivalents and marketable securities are valued using quoted prices.  The fair values of the Company’s long-term investments (described in Note 3) were determined based on Level 3 inputs using a discounted cash flow model.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  FSP FAS 157-2 delays the effective date of Statement No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company will adopt Statement No. 157 for non-financial assets and non-financial liabilities on December 28, 2008, and does not anticipate this adoption will have a material impact on the financial statements.

In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.  Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company adopted Statement No. 159 on December 30, 2007.  The Company did not elect the fair value of accounting option for any of its eligible assets; therefore, the adoption of Statement No. 159 had no impact on the financial statements.

Outlook

Forward Looking Statements

The statements contained in the letter from the CEO, Item 1 “Business”, Item 1A “Risk Factors”, in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Item 8 “Financial Statements and Supplemental Data” that are not strictly historical fact, including without limitation, the Company’s statements relating to growth opportunities, prospects for Wirth Business Credit and Winmark Capital Corporation, contribution of the leasing business to financial results, anticipated operations of the leasing businesses, its ability to open new franchises, its ability to manage costs in the future, the number of franchises it believes will open, its future cash requirements, allowance for credit losses, possible losses related to its investments and its belief that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, as well as its disclosure regarding market rate risk, are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions including, but not limited to, the risk factors discussed in Section 1A of this report.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  The Company undertakes no obligation to revise or update publicly any forward-looking statement for any reason.

ITEM 7A:              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incurs financial markets risk in the form of interest rate risk. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. The Company currently has available a $55.0 million line of credit with Bank of America, N.A. and The PrivateBank and Trust Company.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (less than six months) or the bank’s index rate for borrowings one year or greater.  The Company had $13.6 million of debt outstanding at December 27, 2008 under this line of credit of which $0.5 million was in the form of short-term borrowings subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates.  With the Company’s current short-term borrowings, a one percent increase in short-term rates would reduce annual pretax earnings by $5,000.  The Company had no interest rate derivatives in place at December 27, 2008.

Approximately $3,600 of the Company’s cash and cash equivalents at December 27, 2008 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Although the Company conducts business in foreign countries, international operations are not material to its consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to the Company’s results of operations for the year ended December 27, 2008.  Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on its future costs or on future cash flows it would receive from its foreign activity.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Winmark Corporation and Subsidiaries

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 27, 2008	December 29, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,140,000	$1,253,000
Marketable securities	438,300	—
Current investments	500,000	—
Receivables, less allowance for doubtful accounts of $52,700 and $52,200	2,064,100	2,312,300
Net investment in leases - current	17,379,700	10,451,100
Income tax receivable	792,200	166,300
Inventories	141,500	145,000
Prepaid expenses	1,018,800	1,104,900
Deferred income taxes	216,900	208,200
Total current assets	24,691,500	15,640,800
NET INVESTMENT IN LEASES – LONG-TERM	28,035,300	31,435,400
LONG-TERM INVESTMENTS	3,833,300	7,496,500
LONG-TERM RECEIVABLES,
less allowance for doubtful accounts of $4,100 and $5,800	39,200	59,700
PROPERTY AND EQUIPMENT:
Furniture and equipment	2,585,600	2,392,200
Building and building improvements	498,500	489,100
Less - accumulated depreciation and amortization	(2,571,900)	(2,213,900)
Property and equipment, net	512,200	667,400
OTHER ASSETS:
Other assets	677,500	625,800
Deferred income taxes	320,800	1,021,200
Total other assets	998,300	1,647,000
	$58,109,800	$56,946,800
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current line of credit	$4,313,200	$7,553,600
Current renewable subordinated notes (including $4,736,700 and $2,605,000 due to related parties)	8,052,400	3,535,900
Accounts payable	1,108,200	1,414,100
Accrued liabilities	2,905,400	2,501,900
Current discounted lease rentals	1,012,900	27,400
Current rents received in advance	141,600	73,900
Current deferred revenue	993,600	1,132,300
Total current liabilities	18,527,300	16,239,100
LONG-TERM LINE OF CREDIT	9,276,300	8,685,000
LONG-TERM RENEWABLE SUBORDINATED NOTES (including $8,584,100 and $11,886,000 due to related parties)	12,788,700	17,486,000
LONG-TERM DISCOUNTED LEASE RENTALS	1,298,500	—
LONG-TERM RENTS RECEIVED IN ADVANCED	1,696,400	1,312,000
LONG-TERM DEFERRED REVENUE	631,400	556,000
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock, no par, 10,000,000 shares authorized, 5,433,610 and 5,417,775 shares issued and outstanding	427,500	305,900
Accumulated other comprehensive loss	(38,500)	—
Retained earnings	13,502,200	12,362,800
Total shareholders’ equity	13,891,200	12,668,700
	$58,109,800	$56,946,800

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal Year Ended
	December 27, 2008	December 29, 2007
REVENUE:
Royalties	$21,804,200	$20,446,800
Leasing income	8,092,800	4,416,200
Merchandise sales	3,268,100	3,999,500
Franchise fees	1,704,500	1,724,100
Other	554,000	578,600
Total revenue	35,423,600	31,165,200
COST OF MERCHANDISE SOLD	3,120,700	3,837,200
LEASING EXPENSE	1,881,800	1,031,000
PROVISION FOR CREDIT LOSSES	2,569,800	603,700
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	19,760,200	19,267,400
Income from operations	8,091,100	6,425,900
LOSS FROM EQUITY INVESTMENTS	(3,163,200)	(359,600)
INTEREST EXPENSE	(1,305,000)	(1,456,800)
INTEREST AND OTHER INCOME	224,600	539,100
Income before income taxes	3,847,500	5,148,600
PROVISION FOR INCOME TAXES	(2,708,100)	(2,103,800)
NET INCOME	$1,139,400	$3,044,800
EARNINGS PER SHARE - BASIC	$.21	$.56
EARNINGS PER SHARE - DILUTED	$.21	$.54
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	5,504,705	5,472,020
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	5,531,216	5,591,087

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Fiscal years ended December 29, 2007 and December 27, 2008

	Common Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Earnings	Loss	Total

BALANCE, December 30, 2006	5,657,042	$550,000	$13,611,400	$—	$14,161,400

Repurchase of common stock	(310,704)	(1,270,600)	(4,293,400)	—	(5,564,000)
Stock options exercised net of related tax benefits	71,437	338,000	—	—	338,000
Compensation expense relating to stock options	—	688,500	—	—	688,500
Net income	—	—	3,044,800	—	3,044,800

BALANCE, December 29, 2007	5,417,775	305,900	12,362,800	—	12,668,700

Repurchase of common stock	(110,213)	(1,720,000)	—	—	(1,720,000)
Stock options exercised net of related tax benefits	126,048	1,011,400	—	—	1,011,400
Compensation expense relating to stock options	—	830,200	—	—	830,200
Unrealized loss on marketable securities net of related tax benefits	—	—	—	(38,500)	(38,500)
Net income	—	—	1,139,400	—	1,139,400
Total comprehensive income	—	—	—	—	1,100,900

BALANCE, December 27, 2008	5,433,610	$427,500	$13,502,200	$(38,500)	$13,891,200

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 27, 2008	December 29, 2007
OPERATING ACTIVITIES:
Net income	$1,139,400	$3,044,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	390,400	308,800
Allowance for doubtful accounts	(1,200)	(16,000)
Provision for credit losses	2,569,800	603,700
Gain on sales of investments	—	(60,000)
Compensation expense related to stock options	830,200	688,500
Gain on sale of marketable securities	(69,400)	—
Loss from equity investments	3,163,200	359,600
Deferred initial direct costs, net of amortization	(330,700)	(856,500)
Change in operating assets and liabilities:
Receivables	269,900	(78,700)
Income tax receivable	(601,900)	646,400
Inventories	3,500	(76,300)
Prepaid expenses	86,100	330,200
Deferred income taxes	691,700	(155,300)
Accounts payable	(305,900)	(194,000)
Accrued liabilities	403,500	472,200
Additions to advance and security deposits	860,500	1,529,500
Other assets	(51,700)	—
Deferred revenue	(63,300)	130,800
Net cash provided by operating activities	8,984,100	6,677,700
INVESTING ACTIVITIES:
Proceeds from sale of long-term investments	—	2,060,000
Proceeds from sale of marketable securities	417,600	—
Purchase of marketable securities	(849,000)	—
Purchase of property and equipment	(235,200)	(402,700)
Purchase of equipment for lease contracts	(21,855,400)	(33,560,000)
Principal collections on lease receivables	14,933,200	9,383,900
Net cash used for investing activities	(7,588,800)	(22,518,800)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	3,500,000	20,900,000
Payments on line of credit	(6,149,100)	(5,261,400)
Proceeds from issuance of subordinated notes	1,764,600	8,296,300
Payments on subordinated notes	(1,945,400)	(2,652,600)
Repurchases of common stock	(1,720,000)	(5,564,000)
Proceeds from exercises of options and warrants	—	104,600
Proceeds from discounted lease rentals	3,030,200	—
Tax benefits on exercised options and warrants	1,011,400	233,400
Net cash provided by (used for) financing activities	(508,300)	16,056,300
INCREASE IN CASH AND CASH EQUIVALENTS	887,000	215,200
CASH AND CASH EQUIVALENTS, beginning of year	1,253,000	1,037,800
CASH AND CASH EQUIVALENTS, end of year	$2,140,000	$1,253,000
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,512,600	$2,141,900
Cash paid for income taxes	$1,565,000	$1,289,500

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2008 and December 29, 2007

1.                                      Organization and Business:

Winmark Corporation and subsidiaries (the Company) offers licenses to operate franchises using the service marks “Play It Again Sports®,” “Once Upon A Child®,” “Plato’s Closet®,”  “Music Go Round®” and Wirth Business Credit®.”  In addition, the Company sells inventory to its Play It Again Sports® franchisees through its “Buying Group”.  The Company also operates both small-ticket and middle market equipment leasing businesses under the Wirth Business Credit® and Winmark Capital® marks.  The Company has a 52/53-week fiscal year that ends on the last Saturday in December.  Fiscal years 2008 and 2007 were 52-week fiscal years.

Following is a summary of our franchising and corporate store activity for the fiscal year ended December 27, 2008:

	(Unaudited)
	TOTAL 12/29/07	OPENED	CLOSED	TOTAL 12/27/08
Play It Again Sports®
Franchises - US and Canada	374	14	(24)	364

Once Upon A Child®
Franchises - US and Canada	228	10	(9)	229

Plato’s Closet®
Franchises - US and Canada	211	33	(3)	241

Music Go Round®
Franchises - US	38	0	(2)	36

Total Franchised Stores	851	57	(38)	870

Wirth Business Credit®
Territories - US	41	23	(10)	54
Total Franchises/Territories	892	80	(48)	924

2.                                      Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Wirth Business Credit, Inc., Winmark Capital Corporation and Grow Biz Games, Inc. All material inter-company transactions have been eliminated in consolidation.  The consolidated financial statements also include the Company’s investment in and share of net earnings or losses for its investment in Tomsten, Inc. (“Tomsten”), which is recorded on the equity method of accounting.

Certain adjustments to previously reported amounts have been made to conform to the current year presentation.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2008 and December 29, 2007

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less.  Cash equivalents are stated at cost, which approximates fair value.  As of December 27, 2008 and December 29, 2007, the Company had $75,500 and $107,500 of cash located in Canadian banks.  The Company holds its cash and cash equivalents with financial institutions and at times, such balances may be in excess of insurance limits.

Receivables

The Company provides an allowance for doubtful accounts on receivables.  The allowance for doubtful accounts was $56,800 and $58,000 at December 27, 2008 and December 29, 2007, respectively.  If receivables in excess of the provided allowance are determined uncollectible, they are charged to expense in the year the determination is made.  Receivables are written off when they become uncollectible, and payments subsequently received on such receivable are credited to the allowance for doubtful accounts.  Historically, receivables balances written off have not exceeded allowances provided.

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

Initial Direct Costs

The Company defers initial direct costs incurred to originate its leases in accordance with Financial Accounting Standards Board (FASB) Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.  The initial direct costs deferred are part of the investment in leasing operations and are amortized to leasing income using the effective interest method.

Lease Residual Values

Residual values reflect the estimated amounts to be received at lease termination from lease extensions, sales or other dispositions of leased equipment.  The lease residual values are based on the Company’s best estimate.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2008 and December 29, 2007

Allowance for Credit Losses

The Company maintains an allowance for credit losses at an amount that it believes to be sufficient to absorb losses inherent in the existing lease portfolio as of the reporting dates.  A provision is charged against earnings to maintain the allowance for credit losses at the appropriate level.  The Company’s policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent.  The allowance for credit losses is considered a significant estimate that could materially change within the next year.

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

Impairment of Long-lived Assets and Investments

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the carrying amount of the asset exceeds expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2008 and December 29, 2007

Advertising

Advertising costs are charged to operating expenses as incurred.  Advertising costs were $505,300 and $982,300, for fiscal years 2008 and 2007, respectively.

Accounting for Stock-Based Compensation

FASB Statement No. 123, Share-Based Payment (revised 2004) requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on the grant date fair value of those awards.  In accordance with Statement No. 123R, this cost is recognized over the period for which an employee is required to provide service in exchange for the award.  Statement No. 123R requires that the benefits associated with tax deductions in excess of recognized compensation expense be reported as a financing cash flow rather than as an operating cash flow.  Compensation expense of $830,200 and $688,500 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administration Expenses” in 2008 and 2007, respectively.

The Company estimates the fair value of options granted using the Black-Scholes option valuation model.  The Company estimates the volatility of its common stock at the date of grant based on its historical volatility rate, consistent with Statement No. 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB 107).  The Company’s decision to use historical volatility was based upon the lack of actively traded options on its common stock.  The Company estimates the expected term based upon historical option exercises.  The risk-free interest rate assumption is based on observed interest rates for the volatility period.  The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.  For options granted, the Company amortizes the fair value on a straight-line basis.  All options are amortized over the vesting periods.

In accordance with Statement No. 123R, the fair value of each option granted in 2008 and 2007 was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Implied Volatility	Dividend Yield
2008	$5.20 / $5.69 / $3.71	3.36% / 3.04% / 1.77%	6 / 6 / 6	24.4% / 24.7% / 26.0%	none
2007	$5.76 / $6.16 / $6.93	4.55% / 3.54% / 3.67%	5 / 5 / 6	27.2% / 25.3% / 25.4%	none

Revenue Recognition

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  The Company had deferred franchise fee revenue of $855,800 and $984,500 at December 27, 2008 and December 29, 2007, respectively.  The Company recognizes deferred software license fees over the 10-year life of the initial franchise agreement.  The Company had deferred software license fees of $734,300 and $639,800 at December 27, 2008 and December 29, 2007, respectively.  Merchandise sales through the buying group are recognized when the product has been invoiced by the vendor.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2008 and December 29, 2007

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

Earnings Per Share

The Company calculates earnings per share in accordance with FASB Statement No. 128, Earnings per Share, by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Earnings Per Share – Basic.  The Company calculates Earnings Per Share – Diluted by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method.  The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of 26,511 and 119,067 stock options and warrants for the years ended December 27, 2008 and December 29, 2007, respectively.

Options totaling 186,494 and 168,166 shares for the year ended December 27, 2008 and December 29, 2007,  respectively, were outstanding but were not included in the calculation of Earnings Per Share – Diluted because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be anti-dilutive.

New Accounting Pronouncements

Effective December 30, 2007, the Company adopted FASB Statement No. 157, Fair Value Measurements.  Statement No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  The adoption of Statement No. 157 did not have a material impact on the Company’s financial condition or results of operations.

Statement No. 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Statement No. 157 also describes three levels of inputs that may be used to measure fair value:

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

The Company’s cash and cash equivalents and marketable securities are valued using quoted prices.  The fair values of the Company’s long-term investments (described in Note 3) were determined based on Level 3 inputs using a discounted cash flow model.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2008 and December 29, 2007

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  FSP FAS 157-2 delays the effective date of Statement No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company will adopt Statement No. 157 for non-financial assets and non-financial liabilities on December 28, 2008, and does not anticipate this adoption will have a material impact on the financial statements.

In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.  Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company adopted Statement No. 159 on December 30, 2007.  The Company did not elect the fair value of accounting option for any of its eligible assets; therefore, the adoption of Statement No. 159 had no impact on the financial statements.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.   Such reclassifications did not impact net income or shareholders’ equity as previously reported.

3.                                      Investments

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities as required by FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities:

	December 27, 2008		December 29, 2007
	Cost	Fair Value	Cost	Fair Value
Equity securities	$500,800	$438,300	$—	$—

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive income are as follows:

Year-ended	Unrealized Gains	Unrealized Losses	Net Unrealized Losses
December 27, 2008	$—	$(62,500)	$(62,500)
December 29, 2007	—	—	—

The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

Year-ended	Realized Gains	Realized Losses	Net Realized Gains (Losses)
December 27, 2008	$76,600	$(7,200)	$69,400
December 29, 2007	—	—	—

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2008 and December 29, 2007

Other Long-term Investments

The Company’s long-term investments consist of:

	December 27, 2008	December 29, 2007
Tomsten, Inc.	$2,333,300	$5,496,500
BridgeFunds LLC	2,000,000	2,000,000
	4,333,300	7,496,500
Less current portion	500,000	—
	$3,833,300	$7,496,500

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

On October 2, 2007, the Company changed its relationship with Tomsten, primarily by (i) John Morgan, the Company’s Chairman and Chief Executive Officer, joining Tomsten’s board of directors and (ii) Tomsten and Winmark eliminating the voting agreement between the parties.  Due to these factors, the Company determined that it was necessary to change the accounting treatment for its investment in Tomsten from the cost method (which had been in place since the date of the Company’s first investment in August 2002) to the equity method of accounting.  At the date of the change in accounting treatment, the Company’s historical financial statements were adjusted retroactively to reflect the portion of Tomsten’s operating losses attributable to the Company’s ownership from the date of the original investment.  In 2008 and 2007, the Company recorded $324,100 and $359,600, respectively, for its pro-rata share of Tomsten’s losses in the income statement on the line item captioned Loss from Equity Investments.  During the fourth quarter of 2008, the Company also recorded an impairment charge for a portion of its investment in Tomsten.  As part of its impairment analysis for Tomsten, the Company determined that the carrying value of its investment was not expected to be fully recoverable from the future cash flow of the current Tomsten business.  The Company therefore recognized an impairment charge of $2.8 million to reduce its carrying value of this investment to its expected realizable value of $2.3 million.   As of December 27, 2008, $0.2 million of the Company’s $2.3 million investment is attributable to goodwill.  The amount of goodwill was determined by calculating the difference between the Company’s net investment in Tomsten less its pro rata share of Tomsten’s net worth.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2008 and December 29, 2007

Summarized annual financial information for Tomsten, Inc. for each of the past two fiscal years is as follows:

	Fiscal Year Ended
	December 27, 2008	December 29, 2007
Net sales	$62,909,300	$60,981,700
Gross profit	31,065,300	30,676,900
Net loss from continuing operations	(1,226,700)	(1,870,456)
Net loss	(1,226,700)	(1,940,600)

On October 13, 2004, the Company made a commitment to lend $2.0 million to BridgeFunds Limited at an annual rate of 12% pursuant to several senior subordinated promissory notes.  BridgeFunds Limited advances funds to claimants involved in civil litigation to cover litigation expenses.  At December 27, 2008 and December 29, 2007, the Company had previously funded the $2.0 million commitment.  In addition, the Company has received a warrant to purchase approximately 257,000 shares of BridgeFunds which currently represents 6.5% of the equity of BridgeFunds on a fully diluted basis.  On August 23, 2007, in connection with raising capital, BridgeFunds Limited completed a restructuring where all assets and liabilities, including the warrant, were assigned to and assumed by BridgeFunds, LLC.

4.             Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	December 27, 2008	December 29, 2007
Minimum lease payments receivable	$51,110,200	$38,948,800
Estimated residual value of equipment	2,406,500	1,472,800
Unearned lease income net of initial direct costs deferred	(8,675,300)	(7,583,800)
Security deposits	(1,707,700)	(1,299,300)
Allowance for credit losses	(1,538,900)	(613,800)
Equipment installed on leases not yet commenced	3,820,200	10,961,800
Total net investment in leases	45,415,000	41,886,500
Less: net investment in leases – current	(17,379,700)	(10,451,100)
Net investment in leases – long-term	$28,035,300	$31,435,400

The Company had $1,644,200 and $424,100 of write-offs, net of recoveries,  related to the lease portfolio during the 2008 and 2007, respectively.

As of December 27, 2008 and December 29, 2007, leased assets with one customer approximated 13% of the Company’s total assets.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2008 and December 29, 2007

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows as of December 27, 2008:

Fiscal Year	Minimum Lease Payments Receivable	Income Amortization
2009	$23,534,300	$5,128,600
2010	16,480,000	2,512,800
2011	7,573,900	806,400
2012	3,016,700	211,100
2013	505,300	16,400
Thereafter	—	—
	$51,110,200	$8,675,300

The activity in the allowance for credit losses for leasing operations is as follows:

	December 27, 2008	December 29, 2007
Balance at beginning of year	$613,800	$433,700
Provisions charged to expense	2,569,800	604,200
Recoveries	313,900	13,000
Deductions for amounts written-off	(1,958,600)	(437,100)
Balance at end of year	$1,538,900	$613,800

5.             Receivables:

The Company’s current receivables consisted of the following:

	December 27, 2008	December 29, 2007
Trade	$570,900	$620,600
Royalty	1,288,900	1,360,500
Notes receivable	76,600	93,100
Other	166,900	297,800
	2,103,300	2,372,000
Less: long-term receivables	(39,200)	(59,700)
Current receivables	$2,064,100	$2,312,300

The activity in the allowance for doubtful accounts for accounts and note receivables is as follows:

	December 27, 2008	December 29, 2007
Balance at beginning of year	$58,000	$74,000
Provisions charged to expense	(300)	(15,600)
Deductions for amounts written-off	(900)	(400)
Balance at end of year	$56,800	$58,000

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2008 and December 29, 2007

As part of its normal operating procedures, the Company requires Standby Letters of Credit as collateral for a portion of its trade receivables.

6.             Shareholders’ Equity:

Repurchase of Common Stock

Under the board of directors’ authorization, as of December 27, 2008, the Company had the ability to repurchase up to 4,000,000 shares of its common stock, of which all but 74,541 shares had been repurchased.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.  Since inception of stock repurchase activities in November 1995 through December 27, 2008, the Company has repurchased 3,925,459 shares of its stock at an average price of $14.12 per share.  In 2008, the Company repurchased 110,213 shares for an aggregate purchase price of $1,720,000 or $15.61 per share.  In 2007, the Company repurchased 310,704 shares for an aggregate purchase price of $5,564,000 or $17.91 per share.

Dilutive Securities

As of December 27, 2008, the Company had options outstanding to purchase a total of 548,800 shares of its common stock with an average exercise price of $18.22 per share.  Of these, 485,000 were outstanding but had an option exercise price greater than $11.50 per share (the closing price of the Company’s stock as of December 27, 2008).

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2008 and December 29, 2007

Stock option activity under the 2001 Plan and Non-employee Directors Plan as of December 27, 2008 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 30, 2006	558,000	$17.75	7.43
Granted	127,000	20.28
Exercised	(112,200)	10.15
Forfeited	(129,500)	21.35
Outstanding at December 29, 2007	443,300	19.35	7.67
Granted	118,000	14.39
Exercised	—	—
Forfeited	(12,500)	22.08
Outstanding at December 27, 2008	548,800	$18.22	7.36	$—
Exercisable at December 27, 2008	267,425	$18.58	5.92	$—

Options outstanding as of December 27, 2008 are exercisable as follows:

		Options Outstanding			Options Exercisable
Range of Exercise Price		Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 9.91 -	$ 12.75	133,050	6.94	$11.48	63,800	$10.10
16.52 -	20.32	192,250	7.76	18.72	78,450	19.35
20.46 -	26.05	223,500	7.27	21.80	125,175	22.41
		548,800	7.36	$18.22	267,425	$18.58

The total intrinsic value of options exercised during 2008 and 2007 was $0 and $867,400, respectively.  The total fair value of shares vested during 2008 and 2007 was $1,715,800 and $1,291,200, respectively.

All unexercised options at December 27, 2008 have an exercise price equal to the fair market value on the date of the grant.

As of December 27, 2008, the Company had $1,712,400 of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 3.0 years.

Warrants

On March 22, 2000, Sheldon Fleck, a former consultant to the Company, was granted a warrant to purchase 200,000 shares of common stock at an exercise price of $6 per share.  This warrant would have expired on March 22, 2008 if unexercised.  On October 4, 2007 and January 17, 2008, Mr. Fleck exercised 25,000 and 175,000 of the warrant shares, respectively.  The exercise of the warrant shares resulted in a $1,025,500 tax benefit in 2008 which was recorded as an increase to common stock.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2008 and December 29, 2007

7.             Long-term Debt:

On June 10, 2008, the Company amended and restated its 364-Day Revolving Credit Agreement with Bank of America, N.A. to, among other things, join The PrivateBank and Trust Company as lender and Documentation Agent, appoint Bank of America as Administrative Agent, increase the aggregate commitment to $55.0 million and extend the term to June 15, 2013.  The Amended and Restated Revolving Credit Agreement (the “Credit Facility”) permits the Company to borrow up to the aggregate commitment subject to certain borrowing base limitations.

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

As of December 27, 2008, the Company’s borrowing availability under the Credit Facility was $55.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $13.1 million in borrowings outstanding under the Credit Facility bearing Fixed Rate interest ranging from 4.58% to 5.76% and having initial terms ranging from three years to five years, and $0.5 million in borrowings bearing a Base Rate of 3.25%, leaving $41.4 million available for additional borrowings.

The Credit Facility will be used for growing the Company’s leasing business, stock repurchases and general corporate purposes.  The Credit Facility is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Credit Facility).  As of December 27, 2008, the Company was in compliance with all of its financial covenants.

Future maturities of line of credit debt as of December 27, 2008 are as follows:

2009	$4,313,200
2010	3,985,000
2011	2,995,200
2012	1,608,400
2013	687,700
Thereafter	—
Total	$13,589,500

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2008 and December 29, 2007

Renewable Unsecured Subordinated Notes

In 2006, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes that was declared effective in June of that year.  In March 2007, the Company filed Post-Effective Amendment Number 2 to the public offering that was declared effective March 30, 2007.  In November 2007, the Company filed Post-Effective Amendment Number 3 to the public offering that was declared effective November 29, 2007.  In March 2008, the Company filed Post-Effective Amendment Number 4 to the public offering that was declared effective March 27, 2008.  As of December 27, 2008, the Company has $20,841,100 outstanding in renewable unsecured subordinated notes.  The table below presents the Company’s outstanding notes payable as of December 27, 2008:

	Original Term	Principal Amount	Weighted Average Interest Rate
Renewable unsecured subordinated notes	3 months	$205,600	6.47%
	6 months	554,200	7.27%
	1 year	813,000	7.92%
	2 years	3,155,700	9.03%
	3 years	8,030,600	9.68%
	4 years	1,818,500	9.83%
	5 years	5,803,000	10.10%
	10 years	460,500	10.42%
Total		$20,841,100	9.56%

The Company made interest payments of $1,827,300 and $1,316,200 on the renewable unsecured subordinated notes during 2008 and 2007, respectively.  The weighted average term of the outstanding renewable unsecured subordinated notes at December 27, 2008 is 42 months.

The Company incurred costs related to the issuance of the Renewable Unsecured Subordinated Notes in the amount of $231,800.  The costs can be broken into three distinct categories (i) offering costs (ii) ongoing costs (iii) annual costs.  These costs have been capitalized and are being amortized as a component of interest expense.  The offering and ongoing costs associated with the debt offering are being amortized over the weighted-average term of the debt.  In connection with the debt offering, the Company will incur certain annual costs that are being amortized over a 12-month period.

Future maturities of renewable unsecured subordinated notes as of December 27, 2008 are as follows:

2009	$8,052,400
2010	5,239,600
2011	6,765,600
2012	63,000
2013	260,000
Thereafter	460,500
Total	$20,841,100

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2008 and December 29, 2007

8.             Accrued Liabilities

Accrued liabilities at December 27, 2008 and December 29, 2007 are as follows:

	December 27, 2008	December 29, 2007
Accrued salaries, wages, commissions and bonuses	$1,088,800	$936,500
Accrued advertising	193,100	198,900
Accrued vacation	166,100	160,500
Accrued restructuring liability	170,000	170,000
Accrued lease reserves	71,000	81,000
Accrued interest	336,200	166,000
Other	880,200	789,000
	$2,905,400	$2,501,900

9.             Discounted Lease Rentals

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 5.72% at December 27, 2008 on a non-recourse basis.  In the event of a default by a customer in non-recourse financing, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Company.  As of December 27, 2008, $1.0 million of the $2.3 million liability balance is current.

10.          Income Taxes:

A reconciliation of the expected federal income tax expense based on the federal statutory tax rate to the actual income tax expense is provided below:

	Year Ended
	December 27, 2008	December 29, 2007
Federal income tax expense at statutory rate (34%)	$1,308,200	$1,750,500
Valuation allowance	1,225,200	—
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of federal benefit	175,500	235,000
Nondeductible items, including stock option expenses	129,500	114,000
Adjustment to uncertain tax positions	(127,300)	—
Other, net	(3,000)	4,300
Actual Income tax expense	$2,708,100	$2,103,800

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2008 and December 29, 2007

Components of the provision (benefit) for income taxes are as follows:

	Year Ended
	December 27, 2008	December 29, 2007
Current:
Federal	$1,569,400	$1,727,700
State	370,000	379,400
Foreign	204,300	152,000
Current provision	2,143,700	2,259,100
Deferred:
Federal	569,000	(131,900)
State	122,700	(23,400)
Deferred provision	691,700	(155,300)
Adjustment to uncertain tax positions	(127,300)	—
Total provision for income taxes	$2,708,100	$2,103,800

The tax effects of temporary differences that give rise to the net deferred income tax assets are presented below:

	December 27, 2008	December 29, 2007
Deferred tax assets:
Accounts receivable and lease reserves	$612,700	$254,800
Depreciation and amortization	51,000	23,300
Accrued restructuring charge	65,300	64,500
Non-qualified stock option expense	578,500	384,400
Deferred franchise and software license fees	339,500	302,500
Trademarks	119,600	138,300
Lease deposits	655,800	492,800
Loss from affiliates	1,984,000	756,500
Capital loss carry forward	—	102,700
Valuation allowance	(1,794,700)	(569,500)
Other	111,200	121,000
Total deferred tax assets	2,722,900	2,071,300
Deferred tax liabilities:
Lease revenue and initial direct costs	(2,185,200)	(841,900)
Total deferred tax liabilities	(2,185,200)	(841,900)
Total net deferred tax assets	$537,700	$1,229,400

During the years ended December 27, 2008 and December 29, 2007, $1,011,400 and $233,400, respectively, was directly credited to stockholders’ equity to account for excess tax benefits related to employee stock option exercises.

The Company has assessed its taxable earnings history and prospective future taxable income.  Based upon this assessment, the Company has determined that it is more likely than not that its deferred tax assets will be realized in future periods and no valuation allowance is necessary, except for deferred tax assets related to loss from affiliates.  A valuation allowance of $1,794,700 and $569,500 as of December 27, 2008 and December 29, 2007, respectively, has been recorded for these losses.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2008 and December 29, 2007

The amount of unrecognized tax benefits as of December 27, 2008 and December 29, 2007, was $130,100 and $257,400, respectively, primarily for potential foreign and state taxes.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense for all periods presented.  The Company had accrued approximately $11,600 and $25,100 for the payment of interest and penalties at December 27, 2008 and December 29, 2007, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Total
Balance at December 30, 2006	$235,500
Increases related to current year tax positions	71,000
Expiration of the statute of limitations for the assessment of taxes	(74,200)
Balance at December 29, 2007	232,300
Increases related to current year tax positions	34,100
Reductions for tax positions of prior years	(85,000)
Expiration of the statute of limitations for the assessment of taxes	(63,000)
Balance at December 27, 2008	$118,400

11.          Commitments and Contingencies:

Employee Benefit Plan

The Company provides a 401(k) Savings Incentive Plan which covers substantially all employees.  The plan provides for matching contributions and optional profit-sharing contributions at the discretion of the Board of Directors.  Employee contributions are fully vested; matching and profit sharing contributions are subject to a five-year service vesting schedule.  Company contributions to the plan for 2008 and 2007 were $282,100 and $273,600, respectively.

Operating Leases

As of December 27, 2008, the Company rented its corporate headquarters in a facility with a lease that expires in February 2009.  In September 2008, the Company signed a lease for a new corporate headquarters in a facility with a lease that commences in 2009 and expires in 2019.  These leases require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rent.  Total rent expense under these operating leases was $547,600 in 2008 and $503,400 in 2007.  As of December 27, 2008, minimum rental commitments under noncancelable operating leases are as follows:

2009	$246,000
2010	518,100
2011	494,000
2012	491,500
2013	499,800
Thereafter	2,989,800
Total	$5,239,200

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2008 and December 29, 2007

In addition to the operating leases obligations disclosed above, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed.  At December 27, 2008 and December 29, 2007, $71,000 and $81,000, respectively, is included in accrued liabilities relating to these guarantees.  The Company believes it has adequate accruals for any future liability.

Litigation

The Company is exposed to a number of asserted and unasserted legal claims encountered in the normal course of business.  Management believes that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

12.          Segment Reporting

The Company currently has two reportable business segments, franchising and leasing.  The franchising segment franchises value-oriented retail store concepts that buy, sell, trade and consign merchandise and Wirth Business Credit, Inc., our small ticket leasing franchise.  The leasing segment includes (i) Winmark Capital Corporation, a middle-market equipment leasing business and (ii) Wirth Business Credit, Inc., a small-ticket financing business.  Segment reporting is intended to give financial statement users a better view of the how the Company manages and evaluates its businesses.   The Company’s internal management reporting is the basis for the information disclosed for its business segments and includes allocation of shared-service costs.  Segment assets are those that are directly used in or identified with segment operations, including cash, accounts receivable, prepaids, inventory, property and equipment and investment in leasing operations.  Unallocated assets include corporate cash and cash equivalents, marketable securities, current and long-term investments, deferred tax amounts and other corporate assets.  Inter-segment balances and transactions have been eliminated.  The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	Year Ended
	December 27, 2008	December 29, 2007
Revenue:
Franchising	$27,330,800	$26,749,000
Leasing	8,092,800	4,416,200
Total revenue	$35,423,600	$31,165,200

Reconciliation to operating income:
Franchising segment contribution	$10,019,500	$9,137,700
Leasing segment contribution	(1,928,400)	(2,711,800)
Total operating income	$8,091,100	$6,425,900

Depreciation and amortization:
Leasing	$67,800	$72,400
Allocated	322,600	236,400
Total depreciation and amortization	$390,400	$308,800

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2008 and December 29, 2007

	As of
	December 27, 2008	December 29, 2007
Identifiable assets:
Franchising	$3,835,100	$3,690,700
Leasing	47,500,800	43,565,300
Unallocated	6,773,900	9,690,800
Total	$58,109,800	$56,946,800

13. Related Party Transactions:

On February 12, 2007, in connection with the Company’s existing stock repurchase plan, Winmark agreed to repurchase 50,000 shares of common stock from K. Jeffrey Dahlberg, a greater than 5% shareholder, for aggregate consideration of $900,000, or $18.00 per share.

On February 27, 2007, John L. Morgan, chief executive officer and chairman of Winmark, subscribed for and purchased $500,000 of two year maturity unsecured subordinated notes on a monthly interest payment schedule at the rates described in the Interest Rate Supplement filed with the Securities and Exchange Commission on June 16, 2006 offered by Winmark pursuant to a prospectus and related documents declared effective on June 14, 2006.  In connection with his investment, Mr. Morgan agreed that his notes would be voted consistent with the majority of the remaining note holders in an event of default.

On April 5, 2007, John L. Morgan subscribed for and purchased $400,000 of four year maturity unsecured subordinated notes on a monthly interest payment schedule at the rates described in the Interest Rate Supplement filed on Form 424(b)(2) with the Securities and Exchange Commission on April 3, 2007 (“April 2007 Interest Rate Supplement”) offered by Winmark pursuant to a prospectus and related documents declared effective on March 30, 2007 (“March 2007 Prospectus”).  In connection with his investment, Mr. Morgan agreed that his notes would be voted consistent with the majority of the remaining note holders in an event of default.

On May 15, 2007, in connection with the Company’s existing stock repurchase plan, the Company agreed to repurchase 50,000 shares of common stock from K. Jeffrey Dahlberg for aggregate consideration of $850,000, or $17.00 per share.

On June 28, 2007, John L. Morgan purchased $1 million of three year maturity unsecured subordinated notes on a monthly interest payment schedule at the rates described in the April 2007 Interest Rate Supplement offered by Winmark pursuant to the March 2007 Prospectus.  In connection with this investment, Mr. Morgan agreed that his notes would be voted consistent with the majority of the remaining note holders in an event of default.

On September 18, 2007, in connection with the Company’s existing stock repurchase plan, the Company agreed to purchase 41,138 shares of common stock from Mark T. Hooley, a former executive officer and son-in-law of John L. Morgan, for aggregate consideration of $771,700 or $18.76 per share.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2008 and December 29, 2007

On October 4, 2007, John L. Morgan subscribed for and purchased $800,000 of unsecured subordinated notes of various maturities ($200,000 of six month maturity, $200,000 of one year maturity, $200,000 of two year maturity and $200,000 of three year maturity) all on a monthly interest payment schedule at the rates described in the Interest Rate Supplement filed on Form 424(b)(2) with the Securities and Exchange Commission on August 23, 2007 offered by Winmark pursuant to the March 2007 Prospectus.  In connection with his investment, Mr. Morgan agreed that his notes would be voted consistent with the majority of the remaining note holders in an event of default.

On November 6, 2007, Sheila Morgan, spouse of John L. Morgan, subscribed for and purchased $2,000,000 of unsecured subordinated notes of various maturities ($500,000 of one year maturity, $500,000 of two year maturity and $1,000,000 of three year maturity) all on a monthly interest payment schedule at the rates described in the Interest Rate Supplement filed on Form 424(b)(2) with the Securities and Exchange Commission on October 12, 2007 offered by Winmark pursuant to the March 2007 Prospectus.  In connection with her investment, Mrs. Morgan agreed that her notes would be voted consistent with the majority of the remaining note holders in an event of default.

14.          Subsequent Events

On February 27, 2009, Sheila Morgan subscribed for and purchased $300,000 of three month maturity unsecured subordinated notes on a monthly interest payment schedule at the rates described on the Interest Rate Supplement filed on Form 424(b)(2) with the Securities and Exchange Commission on March 31, 2008 (“March 2008 Interest Rate Supplement”) offered by Winmark pursuant to a prospectus and related documents declared effective on March 27, 2008 (“March 2008 Prospectus”).  In connection with her investment, Mrs. Morgan agreed that her notes would be voted consistent with the majority of the remaining noteholders in an event of default.

On March 2, 2009, John L. Morgan subscribed for and purchased $1.6 million of unsecured subordinated notes of various maturities ($200,000 of six month maturity, $200,000 of one year maturity, $200,000 of two year maturity, $130,000 of three year maturity, $180,000 of four year maturity, $190,000 of five year maturity and $500,000 of ten year maturity) all on a monthly interest payment schedule at the rates described in the March 2008 Interest Rate Supplement offered by Winmark pursuant to the March 2008 Prospectus.  In connection with his investment, Mr. Morgan agreed that his notes would be voted consistent with the majority of the remaining noteholders in an event of default.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2008 and December 29, 2007

15.          Quarterly Financial Data (Unaudited):

The Company’s unaudited quarterly results for the years ended December 27, 2008 and December 29, 2007 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2008
Total Revenue	$8,877,400	$8,717,300	$9,128,200	$8,700,700	$35,423,600
Income from Operations	1,926,700	1,905,800	2,610,500	1,648,100	8,091,100
Net Income (Loss)	937,300	930,500	1,350,800	(2,079,200)	1,139,400
Net Income (Loss) Per Common Share - Basic	$.17	$.17	$.24	$(.38)	$.21
Net Income (Loss) Per Common Share - Diluted	$.17	$.17	$.24	$(.38)	$.21

2007
Total Revenue	$7,626,900	$7,562,600	$7,951,800	$8,023,900	$31,165,200
Income from Operations	1,290,200	1,128,300	2,189,200	1,818,200	6,425,900
Net Income	629,800	430,500	1,131,500	853,000	3,044,800
Net Income Per Common Share – Basic	$.11	$.08	$.21	$.16	$.56
Net Income Per Common Share – Diluted	$.11	$.08	$.20	$.15	$.54

The total of basic and diluted earnings per common share by quarter may not equal the totals for the year as there are changes in the weighted average number of common shares outstanding each quarter and basic and diluted earnings  per common share are calculated independently for each quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation

We have audited the accompanying consolidated balance sheets of Winmark Corporation (a Minnesota Corporation) and subsidiaries as of December 27, 2008 and December 29, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the years ended December 27, 2008 and December 29, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winmark Corporation and subsidiaries as of December 27, 2008 and December 29, 2007, and the results of their operations and their cash flows for the years ended December 27, 2008 and December 29, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton, LLP

Minneapolis, Minnesota

March 13, 2009

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T):	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rule and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decision regarding required disclosure.  During the period covered by this Annual Report on Form 10-K, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 27, 2008.

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

The sections entitled “Election of Directors,” “Executive Officers,” “Audit Committee,” “Majority of Independent Directors; Committees of Independent Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics and Business Conduct,” appearing in our proxy statement for the annual meeting of stockholders to be held on April 29, 2009 are incorporated herein by reference.

ITEM 11:	EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation” and “Director Compensation” appearing in our proxy statement for the annual meeting of stockholders to be held on April 29, 2009 are incorporated herein by reference.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Securities Authorized for Issuance Under Equity Compensation Plans” appearing in our proxy statement for the annual meeting of stockholders to be held on April 29, 2009 are incorporated herein by reference.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons” and “Majority of Independent Directors; Committees of Independent Directors” appearing in our proxy statement for the annual meeting of stockholders to be held on April 29, 2009 is incorporated herein by reference.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” appearing in our proxy statement for the annual meeting of stockholders to be held April 29, 2009 is incorporated herein by reference.

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

WINMARK CORPORATION

By: /s/ JOHN L. MORGAN	Date: March 13, 2009
John L. Morgan
Chairman and Chief Executive Officer

KNOWN TO ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John L. Morgan and Anthony D. Ishaug and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JOHN L. MORGAN	Chairman of the Board and Chief Executive Officer	March 13, 2009
John L. Morgan	(principal executive officer)

/s/ ANTHONY D. ISHAUG	Chief Financial Officer	March 13, 2009
Anthony D. Ishaug	(principal financial and accounting officer)

/s/ KIRK A. MACKENZIE	Vice Chairman and Director	March 13, 2009
Kirk A. MacKenzie

/s/ JENELE C. GRASSLE	Director	March 13, 2009
Jenele C. Grassle

/s/ DEAN B. PHILLIPS	Director	March 13, 2009
Dean B. Phillips

/s/ PAUL C. REYELTS	Director	March 13, 2009
Paul C. Reyelts

/s/ MARK L. WILSON	Director	March 13, 2009
Mark L. Wilson

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 27, 2008

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

10.2	Retail store agreement dated January 24, 1992 with Van Buskirk (Exhibit 10.6 (b))(1)
10.3	Amended and Restated Stock Option Plan for Nonemployee Directors (Exhibit 10.1)(5)(6)
10.4	Employment Agreement with John L. Morgan, dated March 22, 2000 (Exhibit 10.1)(5)(7)
10.5	Common Stock Warrant with Sheldon Fleck, dated March 22, 2000 (Exhibit 10.3)(7)
10.6	First Amendment to Employment Agreement with John L. Morgan dated February 18, 2001 (Exhibit 10.26)(5)(8)
10.7	2001 Stock Option Plan, including forms of stock option agreements (Exhibit10.27)(5)(8)
10.8	Second Amendment to Employment Agreement with John L. Morgan dated March 23, 2006 (Exhibit 10.1)(5)(9)
10.9	Third Amendment to Employment Agreement with John L. Morgan dated December 15, 2006 (Exhibit 10.1)(5)(10)
10.10	Amendment No. 1 to the 2001 Stock Option Plan (Exhibit 10.13)(5) (11)
10.11	Separation Agreement with Mark T. Hooley dated April 23, 2007 (Exhibit 10.1)(5)(12)
10.12

Subscription Agreements for notes between Winmark Corporation and each of John L. Morgan, Sheila Morgan, Kirk A. MacKenzie and Rush River Group, LLC — See Exhibits 4.2 and 4.3 for Form of Subscriptions and Notes(13)

10.13	Stock Purchase Agreement between Winmark Corporation and Rush River Group, LLC dated May 16, 2006 (Exhibit 10.1)(14)
10.14	Securities Purchase Agreement with BridgeFunds Limited dated October 13, 2004 (Exhibit 10.3)(15)
10.15	Amendment No. 1 to Securities Purchase Agreement with BridgeFunds Limited dated April 14, 2006 (Exhibit 10.1)(16)
10.16	Assignment and Acceptance between Winmark Corporation and Allied Capital Corporation dated August 31, 2007 (Exhibit 10.1)(17)
10.17

Amended and Restated Credit Agreement by and among Winmark Corporation, Winmark Capital Corporation, Wirth Business Credit, Inc., Grow Biz Games, Inc. and Bank of America, N.A. (as successor by merger to LaSalle Bank, N.A.) and The PrivateBank and Trust Company, dated June 10, 2008 (Exhibit 10.1)(18)

10.18	Multi-Tenant Office Lease with Utah State Retirement Investment Fund for Corporate Headquarters dated September 28, 2008 (Exhibit 10.1)(19)
12.1*	Statement - Re: Computation of Ratios

Exhibit Number

Description

21.1	Subsidiaries: Grow Biz Games, Inc., a Minnesota corporation; Wirth Business Credit, Inc., a Minnesota corporation and Winmark Capital Corporation, a Minnesota corporation
23.1*	Consent of Grant Thornton; Independent Registered Public Accounting Firm
24.1	Power of Attorney (Contained on signature page to this Form 10-K)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

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

(3)                                  Incorporated by references to the specified exhibit to the Registration Statement on Form S-1, effective June 16, 2006 (Reg. No. 333-133393).

(4)                                  Incorporated by reference to the Prospectus filed pursuant to Rule 424(b)(2) dated March 31, 2008 (Reg. No. 333-133393), as may be amended by subsequent Prospectus filings.

(5)                                  Indicates management contracts, compensation plans or arrangements required to be filed as exhibits.

(6)                                  Incorporated by reference to the Appendix to the definitive Proxy Statement filed on March 16, 2009.

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

(10)                            Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on December 20, 2006.

(11)                            Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

(12)                            Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on April 27, 2007.

(13)                            Incorporated by reference to the Current Reports on Form 8-K filed on July 6 and July 19, 2006; March 1, April 10, July 3, October 9, November 8, 2007; and March 6, 2009.

(14)                            Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on May 19, 2006.

(15)                            Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended  September 25, 2004.

(16)                            Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on April 5, 2006.

(17)                            Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on September 5, 2007.

(18)                            Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on June 10, 2008.

(19)                            Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on October 2, 2008.