Form 10-Q
period 2009-03-28
WINMARK CORP
filed 2009-04-22
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 28, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-22012

WINMARK CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1622691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605 Highway 169 North, Suite 400, Minneapolis, MN 55441

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:

Yes ☐	No ☒

Common stock, no par value, 5,340,989 shares outstanding as of April 17, 2009.

WINMARK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 28, 2009	December 27, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$5,005,600	$2,140,000
Marketable securities	689,400	438,300
Current investments	1,000,000	500,000
Receivables, less allowance for doubtful accounts of $44,900 and $52,700	2,064,100	2,064,100
Net investment in leases - current	15,791,200	17,379,700
Income tax receivable	1,332,700	792,200
Inventories	145,500	141,500
Prepaid expenses	837,900	1,018,800
Deferred income taxes	—	216,900
Total current assets	26,866,400	24,691,500

Net investment in leases - long-term	28,072,100	28,035,300
Long-term investments	3,329,800	3,833,300
Long-term receivables, net	32,600	39,200
Property and equipment, net	2,146,200	512,200
Other assets	677,500	677,500
Deferred income taxes	—	320,800
	$61,124,600	$58,109,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current line of credit	$3,855,700	$4,313,200
Current renewable subordinated notes	8,709,800	8,052,400
Accounts payable	1,125,800	1,108,200
Accrued liabilities	2,331,600	2,905,400
Current discounted lease rentals	1,222,000	1,012,900
Current rents received in advance	203,300	141,600
Current deferred revenue	1,088,200	993,600
Deferred income taxes	368,300	—
Total current liabilities	18,904,700	18,527,300

Long-term line of credit	8,296,200	9,276,300
Long-term renewable subordinated notes	14,457,300	12,788,700
Long-term discounted lease rentals	1,103,500	1,298,500
Long-term rents received in advance	1,629,400	1,696,400
Long-term deferred revenue	646,500	631,400
Other long-term liabilities	1,032,100	—
Deferred income taxes	490,700	—
Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 5,345,669 and 5,433,610 shares issued and outstanding	—	427,500
Accumulated other comprehensive loss	(43,500)	(38,500)
Retained earnings	14,607,700	13,502,200
Total shareholders’ equity	14,564,200	13,891,200
	$61,124,600	$58,109,800

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 28, 2009	March 29, 2008
REVENUE:
Royalties	$5,633,500	$5,331,600
Leasing income	2,701,700	1,952,600
Merchandise sales	625,400	932,800
Franchise fees	150,000	527,500
Other	139,400	132,900
Total revenue	9,250,000	8,877,400

COST OF MERCHANDISE SOLD	595,900	893,900

LEASING EXPENSE	682,500	485,900

PROVISION FOR CREDIT LOSSES	419,700	385,100

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,882,500	5,185,800

Income from operations	2,669,400	1,926,700

LOSS FROM EQUITY INVESTMENTS	(3,500)	(75,800)

INTEREST EXPENSE	(351,100)	(348,400)

INTEREST AND OTHER INCOME	61,100	72,800

Income before income taxes	2,375,900	1,575,300

PROVISION FOR INCOME TAXES	(962,200)	(638,000)

NET INCOME	$1,413,700	$937,300

EARNINGS PER SHARE — BASIC	$.26	$.17

EARNINGS PER SHARE — DILUTED	$.26	$.17

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	5,396,156	5,500,833

WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	5,398,276	5,534,645

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 28, 2009	March 29, 2008
OPERATING ACTIVITIES:
Net income	$1,413,700	$937,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	131,200	85,000
Provision for credit losses	419,700	385,100
Compensation expense related to stock options	170,300	207,600
Gain from disposal of property and equipment	(1,200)	—
Loss from equity investments	3,500	75,800
Deferred initial direct costs, net of amortization	89,800	(236,400)
Change in operating assets and liabilities:
Receivables	6,600	217,400
Income tax receivable	(537,300)	(809,700)
Inventories	(4,000)	14,800
Prepaid expenses	180,900	118,300
Deferred income taxes	1,396,700	—
Accounts payable	17,600	(39,000)
Accrued and other liabilities	(614,100)	234,300
Additions to advance and security deposits	30,500	319,700
Deferred revenue	109,700	70,700

Net cash provided by operating activities	2,813,600	1,580,900

INVESTING ACTIVITIES:
Purchase of marketable securities	(259,400)	—
Proceeds from sale of property and equipment	1,800	—
Purchases of property and equipment	(693,400)	(100,700)
Purchase of equipment for lease contracts	(4,909,100)	(7,770,700)
Principal collections on lease receivables	5,501,500	4,089,300

Net cash used for investing activities	(358,600)	(3,782,100)

FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	—	2,700,000
Payments on line of credit	(1,437,600)	(3,316,900)
Proceeds from issuance of subordinated notes	2,898,500	313,400
Payments on subordinated notes	(572,500)	(412,100)
Repurchases of common stock	(905,900)	(28,100)
Proceeds from discounted lease rentals	428,100	2,207,500
Tax benefits on exercised options and warrants	—	1,025,500

Net cash provided by financing activities	410,600	2,489,300

INCREASE IN CASH AND CASH EQUIVALENTS	2,865,600	288,100
Cash and cash equivalents, beginning of period	2,140,000	1,253,000
Cash and cash equivalents, end of period	$5,005,600	$1,541,100

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$325,300	$570,800
Cash paid for income taxes	$53,400	$427,000
Non-cash landlord leasehold improvements	$1,072,400	$—

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.     Management’s Interim Financial Statement Representation:

The accompanying condensed financial statements have been prepared by Winmark Corporation and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The Company has a 52/53 week year which ends on the last Saturday in December.  The information in the condensed financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements.  The consolidated condensed financial statements and notes are presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q, and therefore do not contain certain information included in the Company’s annual consolidated financial statements and notes.  This report should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

Revenues and operating results for the three months ended March 28, 2009 are not necessarily indicative of the results to be expected for the full year.

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

3.     Investments:

The Company has an investment in Tomsten, Inc. (“Tomsten”), the parent company of “Archiver’s” retail chain.  Archiver’s is a retail concept created to help people preserve and enjoy their photographs.  The Company has invested a total of $7.5 million in the purchase of common stock of Tomsten.  The Company’s investment currently represents 18.3% of the outstanding common stock of Tomsten.  As of March 28, 2009, $0.2 million of the Company’s investment, with a current carrying cost of $2.3 million, is attributable to goodwill.  The amount of goodwill was determined by calculating the difference between the Company’s net investment in Tomsten less its pro rata share of Tomsten’s net worth.

Summarized financial information for Tomsten, Inc. is as follows:

	Fiscal Period Ended
	First Quarter 2009	First Quarter 2008
Net sales	$15,417,300	$16,717,600
Gross profit	7,557,800	8,286,800
Net loss from continuing operations	(19,400)	(34,900)
Net loss	(19,400)	(34,900)

On October 13, 2004, the Company made a commitment to lend $2.0 million to BridgeFunds Limited at an annual rate of 12% pursuant to several senior subordinated promissory notes.  BridgeFunds Limited advances funds to claimants involved in civil litigation to cover litigation expenses.  At December 27, 2008 and March 28, 2009, the Company had funded the $2.0 million commitment.  In addition, the Company has received a warrant to purchase approximately 257,000 shares of BridgeFunds which currently represents 6.5% of the equity of BridgeFunds on a fully diluted basis.  As of March 28, 2009, $1.0 million of the $2.0 million investment balance is current.

4.     Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	March 28, 2009	December 27, 2008
Minimum lease payments receivable	$46,868,300	$51,110,200
Estimated residual value of equipment	2,307,200	2,406,500
Unearned lease income net of initial direct costs deferred	(8,026,400)	(8,675,300)
Security deposits	(1,743,500)	(1,707,700)
Allowance for credit losses	(1,433,600)	(1,538,900)
Equipment installed on leases not yet commenced	5,891,300	3,820,200
Total net investment in leases	43,863,300	45,415,000
Less: net investment in leases – current	(15,791,200)	(17,379,700)
Net investment in leases – long-term	$28,072,100	$28,035,300

The Company had $525,000 and $148,100 of write-offs, net of recoveries, related to the lease portfolio during the first three months of 2009 and 2008, respectively.

As of March 28, 2009, no customer accounted for more than 10% of the Company’s total assets.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2009 and the full fiscal years thereafter as of March 28, 2009:

Fiscal Year	Minimum Lease Payments Receivable	Income Amortization
2009	$16,881,800	$3,976,000
2010	17,573,700	2,857,400
2011	8,540,200	937,900
2012	3,274,000	233,500
2013	589,700	21,500
Thereafter	8,900	100
	$46,868,300	$8,026,400

During the first three months of 2009, the Company entered into lease transactions that were classified as sales-type leases in accordance with Financial Accounting Standards Board (FASB) Statement No. 13, Accounting for Leases.

5.     Accounting for Stock-Based Compensation:

FASB Statement No. 123, Share-Based Payment (revised 2004) requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on the grant date fair value of those awards.  In accordance with Statement No. 123R, this cost is recognized over the period for which an employee is required to provide service in exchange for the award.  Statement No. 123R requires that the benefits associated with tax deductions in excess of recognized compensation expense be reported as a financing cash flow rather than as an operating cash flow.  Compensation expense of $170,300 and $207,600 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first three months of 2009 and 2008, respectively.

The Company estimates the fair value of options granted using the Black-Scholes option valuation model.  The Company estimates the volatility of its common stock at the date of grant based on its historical volatility rate, consistent with Statement No. 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB 107).  The Company’s decision to historical volatility was based upon the lack of actively traded options on its common stock.  The Company estimates the expected term based upon historical option exercises.  The risk-free interest rate assumption is based on observed interest rates for the volatility period.  The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.  For options granted, the Company amortizes the fair value on a straight-line basis.  All options are amortized over the vesting periods.

In accordance with Statement No. 123R, the fair value of each option granted in 2009 and 2008 was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2009	—	—	—	—	—
2008	$5.20 / $5.69 / $3.71	3.36% / 3.04% / 1.77%	6 / 6 / 6	24.4% / 24.7% / 26.0%	none

6.              New Accounting Pronouncements:

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

The Company’s cash and cash equivalents and marketable securities are valued using quoted prices.  The fair values of the Company’s investments (described in Note 3) were determined based on Level 3 inputs using a discounted cash flow model.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  FSP FAS 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company adopted FAS 157 for non-financial assets and non-financial liabilities on December 28, 2008, and such adoption did not have a material impact on the Company’s financial condition or results of operations.

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

7.     Earnings Per Share:

The Company calculates earnings per share in accordance with FASB Statement No. 128, Earnings per Share, by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Earnings Per Share - Basic.  The Company calculates Earnings Per Share - Diluted by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options using the treasury stock method.  The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of stock options equivalent to 2,120 shares and 33,812 shares for the three months ended March 28, 2009 and March 29, 2008, respectively.

Options totaling 557,329 and 122,387 shares for the three months ended March 28, 2009 and March 29, 2008, respectively, were outstanding but were not included in the calculation of Earnings Per Share – Diluted because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be anti-dilutive.

8.     Shareholders’ Equity:

Repurchase of Common Stock

Under the board of directors’ authorization, the Company has the ability to repurchase up to 4,500,000 shares of its common stock, of which all but 486,600 shares have been repurchased.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.  Since inception of stock repurchase activities in November 1995 through March 28, 2009, the Company has repurchased 4,013,400 shares of its stock at an average price of $14.03 per share.  In the first three months of 2009, the Company repurchased 87,941 shares for an aggregate purchase price of $905,900 or $10.30 per share.  These repurchase transactions reduced the dollar amount of common stock on the balance sheet to zero, with the remainder recorded to retained earnings.

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

Stock option activity under the 2001 Plan and Nonemployee Directors Plan as of March 28, 2009 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 27, 2008	548,800	$18.22	7.36	$—
Exercised	—	—
Forfeited	(12,450)	18.24
Outstanding at March 28, 2009	536,350	$18.22	7.08	$—

Exercisable at March 28, 2009	267,825	$18.59	5.66	$—

All unexercised options at March 28, 2009 have an exercise price equal to the fair market value on the date of the grant.

As of March 28, 2009, the Company had $1,490,200 of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average period of approximately 2.8 years.

9.     Long-term Debt:

As of March 28, 2009, the Company’s borrowing availability under its Amended and Restated Revolving Credit Agreement (the “Credit Facility”), which provides for an aggregate commitment of $55.0 million subject to certain borrowing base limitations, was $55.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $12.2 million in borrowings outstanding under the Credit Facility bearing interest ranging from 4.58% to 5.76% and having initial terms ranging from three years to five years, leaving $42.8 million available for additional borrowings.

The Credit Facility has been and will continue to be used for growing the Company’s leasing business, stock repurchases and general corporate purposes.  The Credit Facility is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Credit Facility).  As of March 28, 2009, the Company was in compliance with all of its financial covenants.

Renewable Unsecured Subordinated Notes

In 2006, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes that was declared effective in June of that year.  In March 2007, the Company filed Post-Effective Amendment No. 2 to the public offering that was declared effective March 30, 2007.  In November 2007, the Company filed Post-Effective Amendment No. 3 to the public offering that was declared effective November 29, 2007.  In March 2008, the Company filed Post-Effective Amendment No. 4 to the public offering that was declared effective March 27, 2008.  In March 2009, the Company filed Post-Effective Amendment No. 5 to the public offering that was declared effective March 27, 2009.  As of March 28, 2009, the Company has $23,167,100 outstanding in renewable unsecured subordinated notes.  The table below presents the Company’s outstanding notes payable as of March 28, 2009:

	Original Term	Principal Amount	Weighted Average Interest Rate
Renewable unsecured subordinated notes	3 months	$1,289,500	6.56%
	6 months	408,600	7.21%
	1 year	995,200	8.17%
	2 years	3,371,300	9.21%
	3 years	8,170,000	9.68%
	4 years	1,973,500	9.86%
	5 years	5,998,500	10.11%
	10 years	960,500	10.51%
Total		$23,167,100	9.49%

The Company made interest payments of $520,100 and $499,700 on the renewable unsecured subordinated notes during the first three months of 2009 and 2008, respectively.  The weighted average  initial and remaining terms of the outstanding renewable unsecured subordinated notes are 42 months and 20 months, respectively.

10.  Discounted Lease Rentals

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 5.68% at March 28, 2009 on a non-recourse basis.  In the event of a default by a customer in non-recourse financing, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Company.  As of March 28, 2009, $1.2 million of the $2.3 million liability balance is current.

11.  Segment Reporting:

The Company currently has two reportable business segments, franchising and leasing.  The franchising segment franchises value-oriented retail store concepts that buy, sell, trade and consign merchandise and Wirth Business Credit, Inc., a small ticket leasing franchise.  The leasing segment includes (i) Winmark Capital Corporation, a middle-market equipment leasing business and (ii) Wirth Business Credit, Inc., a small ticket financing business.  Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses. The Company’s internal management reporting is the basis for the information disclosed for its business segments and includes allocation of shared-service costs.  Segment assets are those that are directly used in or identified with segment operations, including cash, accounts receivable, prepaids, inventory, property and equipment and investment in leasing operations. Unallocated assets include corporate cash and cash equivalents, marketable securities, current and long-term investments, deferred tax amounts and other corporate assets.  Inter-segment balances and transactions have been eliminated.  The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	Three Months Ended
	March 28, 2009	March 29, 2008
Revenue:
Franchising	$6,548,300	$6,924,800
Leasing	2,701,700	1,952,600
Total revenue	$9,250,000	$8,877,400

Reconciliation to operating income:
Franchising segment contribution	$2,483,200	$2,198,900
Leasing segment contribution	186,200	(272,200)
Total operating income	$2,669,400	$1,926,700

Depreciation and amortization:
Leasing	$15,100	$18,600
Allocated	116,100	66,400
Total depreciation and amortization	$131,200	$85,000

	As of
	March 28, 2009	December 27, 2008
Identifiable assets:
Franchising	$3,675,800	$3,835,100
Leasing	48,849,700	47,500,800
Unallocated	8,599,100	6,773,900
Total	$61,124,600	$58,109,800

12.  Related Party Transactions:

On February 27, 2009, Sheila Morgan, spouse of John L. Morgan, chief executive officer and chairman of Winmark, subscribed for and purchased $300,000 of three month maturity unsecured subordinated notes on a monthly interest payment schedule at the rates described on the Interest Rate Supplement filed on Form 424(b)(2) with the Securities and Exchange Commission on March 31, 2008 (“March 2008 Interest Rate Supplement”) offered by Winmark pursuant to a prospectus and related documents declared effective on March 27, 2008 (“March 2008 Prospectus”).  In connection with her investment, Mrs. Morgan agreed that her notes would be voted consistent with the majority of the remaining note holders in an event of default.

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

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of March 28, 2009, we had 909 franchises operating under the Play it Again Sports®, Once Upon a Child®, Plato’s Closet®, Music Go Round® and Wirth Business Credit® brands and had a leasing portfolio of $43.9 million.  Management closely tracks the following criteria to evaluate current business operations and future prospects: franchising revenue, leasing activity, and selling, general and administrative expenses.

Our most profitable sources of franchising revenue are royalties earned from our franchise partners and franchise fees for new store openings and transfers.  During the first three months of 2009, our royalties increased $301,900 or 5.7% compared to the first three months of 2008.  Franchise fees decreased $377,500 or 71.6% compared to the same period last year.

During the first three months of 2009, we purchased $4.9 million in equipment for lease contracts compared to $7.8 million in the first three months of 2008.  The level of equipment purchases for lease contracts continues to be impacted by the unfavorable general economic environment as well as our decision during 2008 to tighten credit standards in our small-ticket financing business in response to these conditions.  Overall, our leasing portfolio (net investment in leases – current and long-term) decreased to $43.9 million at March 28, 2009 from $45.4 million at December 27, 2008.  Revenue generated from our leasing activities was $2,701,700 compared to $1,952,600 in the same period last year, an increase of 38.4%.  (See Note 11 – “Segment Reporting”).  Our earnings are also impacted by credit losses.  During the first three months of 2009, our provision for credit losses increased to $419,700 from $385,100 in the first three months of 2008, as we continued to experience a higher level of net charge-offs and delinquencies in the small-ticket financing business portion of our leasing segment.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first three months of 2009, selling, general and administrative expense decreased $303,300, or 5.8%, compared to the first three months of 2008.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first three months ended March 28, 2009:

					THREE MONTHS ENDING 3/28/09
	TOTAL 12/27/08	OPENED	CLOSED	TOTAL 3/28/09	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Play It Again Sports®
Franchises - US and Canada	364	1	(9)	356	5	4

Once Upon A Child®
Franchises - US and Canada	229	2	(1)	230	6	5

Plato’s Closet®
Franchises - US and Canada	241	4	(2)	243	4	4

Music Go Round®
Franchises - US	36	0	(1)	35	0	0

Total Franchised Stores	870	7	(13)	864	15	13

Wirth Business Credit®
Territories - US	54	0	(9)	45	0	0

Total Franchises/Territories	924	7	(22)	909	15	13

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the first three months of 2009, we renewed 13 franchise agreements of the 15 franchise agreements up for renewal.

Our ability to grow our profits is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchises, (iii) increase lease originations and minimize write-offs in our leasing portfolios, and (iv) control our selling, general and administrative expenses.

Results of Operations

The following table sets forth selected information from our Condensed Consolidated Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended
	March 28, 2009	March 29, 2008
Revenue:
Royalties	60.9%	60.1%
Leasing income	29.2	22.0
Merchandise sales	6.8	10.5
Franchise fees	1.6	5.9
Other	1.5	1.5
Total revenue	100.0%	100.0%
Cost of merchandise sold	(6.4)	(10.1)
Leasing expense	(7.4)	(5.5)
Provision for credit losses	(4.5)	(4.3)
Selling, general and administrative expenses	(52.8)	(58.4)
Income from operations	28.9	21.7
Loss from equity investments	(0.0)	(0.9)
Interest expense	(3.8)	(3.9)
Interest and other income	0.6	0.8
Income before income taxes	25.7	17.7
Provision for income taxes	(10.4)	(7.2)
Net income	15.3%	10.5%

Comparison of Three Months Ended March 28, 2009 to Three Months Ended March 29, 2008

Revenue

Revenues for the first three months of 2009 totaled $9.3 million compared to $8.9 million for the comparable period in 2008.

        Royalties and Franchise Fees

Royalties increased to $5.6 million for the first three months of 2009 from $5.3 million for the first three months of 2008, a 5.7% increase.  The increase was due to higher Plato’s Closet® and Once Upon A Child® royalties of $375,300 and $176,600, respectively, partially offset by lower Play It Again Sports® royalties of $250,600.  The increase in Plato’s Closet® and Once Upon A Child® royalties is primarily due to having 23 additional Plato’s Closet® franchise stores in the first three months of 2009 compared to the same period last year and higher franchisee retail sales in both brands.

Franchise fees decreased to $150,000 for the first three months of 2009 compared to $527,500 for the first three months of 2008, primarily as a result of opening 21 fewer franchise territories in the 2009 period compared to the same period in 2008.

Leasing Income

Leasing income increased to $2,701,700 for the first three months of 2009 compared to $1,952,600 for the same period in 2008, a 38.4% increase.  The increase is due to a larger lease portfolio in 2009 compared to 2008 as well as the classification of certain leases as sales-type leases in accordance with FASB Statement No. 13, Accounting for Leases.  Our trailing-twelve-month average lease portfolio as of March 28, 2009 was $45.4 million compared to $34.8 million as of March 29, 2008.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (together, “Direct Franchisee Sales”).  Direct Franchisee Sales decreased 33.0% to $625,400 for the first three months of 2009 from $932,800 for the same period last year.  This is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having 15 fewer Play It Again Sports® stores open than one year ago.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold decreased 33.3% to $595,900 for the first three months of 2009 from $893,900 for the same period last year.  The decrease was primarily due to a decrease in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first three months of 2009 and 2008 was 95.3% and 95.8%, respectively.

Leasing Expense

Leasing expense increased to $682,500 for the first three months of 2009 compared to $485,900 for the first three months of 2008.  The increase is due to the classification of certain leases as sales-type leases in accordance with FASB Statement No. 13.

Provision for Credit Losses

Provision for credit losses increased to $419,700 for the first three months of 2009 compared to $385,100 for the first three months of 2008.  The increase is primarily due to a higher level of net charge-offs and delinquencies in the small-ticket financing business portion of our leasing segment.

Selling, General and Administrative

The $303,300, or 5.8%, decrease in selling, general and administrative expenses in the first three months of 2009 compared to the same period in 2008 is primarily due to a decrease in advertising expenses.

Loss from Equity Investments

During the first three months of 2009 and 2008, we recorded losses of $3,500 and $75,800, respectively, from our investment in Tomsten (representing our pro-rata share of losses for the periods).

Income Taxes

The provision for income taxes was calculated at an effective rate of 40.5% for the first three months of 2009 and 2008, respectively.

Segment Comparison of Three Months Ended March 28, 2009 to Three Months Ended March 29, 2008

Franchising segment operating income

The franchising segment’s operating income for the first three months of 2009 increased by $284,300, or 12.9%, to $2.5 million from $2.2 million for the first three months of 2008. The increase in segment contribution was primarily due to lower selling, general and administrative expenses, mainly advertising expenses.

Leasing segment operating income (loss)

The leasing segment generated operating income of $186,200 for the first three months of 2009 compared to a loss of ($272,200) during the first three months of 2008.  This improvement was primarily due to a $749,100 increase in leasing income, partially offset by a $196,600 increase in leasing expense.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the income statement that affect our liquidity include non-cash items for depreciation, compensation expense related to stock options and loss from and impairment of equity investments.  The most significant component of the balance sheet that affects liquidity is investments.  Investments include $4.3 million of investments in two private companies: Tomsten, Inc. and BridgeFunds, LLC.

We ended the first quarter of 2009 with $5.0 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 1.4 to 1.0 compared to $1.5 million in cash and cash equivalents and a current ratio of 1.1 to 1.0 at the end of the first quarter of 2008.

Operating activities provided $2.8 million of cash during the first three months of 2009 compared to $1.6 million during the same period last year.  Cash provided by operating assets and liabilities include an increase in deferred and current income taxes of $859,400, primarily due to tax depreciation on lease equipment purchases. Cash utilized by operating assets and liabilities include a $614,100 decrease in accrued and other liabilities due to a decrease in accrued compensation.

Investing activities used $0.4 million of cash during the first three months of 2009 compared to $3.8 million during the same period of 2008.  The 2009 activities consisted primarily of the purchase of equipment for lease contracts of $4.9 million and collections on lease receivables of $5.5 million.

Financing activities provided $0.4 million of cash during the first three months of 2009 compared to $2.5 million during the same period of 2008.  The 2009 activities were net proceeds from subordinated notes and discounted lease rentals of $2.8 million, net payments of $1.4 million on the line of credit and $0.9 million used to purchase 87,941 shares of our common stock.

As of March 28, 2009, we had no off balance sheet arrangements.

As of March 28, 2009, our borrowing availability under our Amended and Restated Revolving Credit Agreement (the “Credit Facility”), which provides for an aggregate commitment of $55.0 million subject to certain borrowing base limitations, was $55.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $12.2 million in borrowings outstanding under the Credit Facility bearing interest ranging from 4.58% to 5.76% and having initial terms ranging from three years to five years, leaving $42.8 million available for additional borrowings.

The Credit Facility has been and will continue to be used for growing our leasing business, stock repurchases and general corporate purposes.  The Credit Facility is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Credit Facility).  As of March 28, 2009, we were in compliance with all of our financial covenants.

On April 19, 2006, we announced the filing of a “shelf registration” on Form S-1 registration statement with the Securities and Exchange Commission for the sale of up to $50 million of renewable subordinated unsecured notes with maturities from three months to ten years.  In June 2006, the Form S-1 registration became effective.  In March 2007, we filed Post-Effective Amendment No. 2 to the public offering that was declared effective March 30, 2007.  In November 2007, we filed Post-Effective Amendment No. 3 to the public offering that was declared effective November 29, 2007.  In March 2008, we filed Post-Effective Amendment No. 4 to the public offering that was declared effective March 27, 2008.  In March 2009, we filed Post-Effective Amendment No. 5 to the public offering that was declared effective March 27, 2009.  We have in the past and continue to intend to use the net proceeds from the offering to pay down our credit facility, expand our leasing portfolio, to make acquisitions, to repurchase common stock and for other general corporate purposes.  As of March 28, 2009, $29.5 million of the renewable subordinated notes have been sold.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performances of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first three months of 2009, the Company collected $33,500 more than it estimated at December 27, 2008.  As of March 28, 2009, the Company’s royalty receivable was $1,149,400.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet.  As of March 28, 2009, deferred franchise fees were $935,800.

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

Forward Looking Statements

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, the Company’s belief that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, as well as its disclosures regarding market rate risk are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions.  See the section appearing in our annual report on Form 10-K for the fiscal year ended December 27, 2008 entitled “Risk Factors” and Part II, Item 1A in this Report for a more complete discussion of certain factors that may cause the Company’s actual results to differ from those in its forward looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial markets risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  The Company currently has available a $55.0 million line of credit with Bank of America, N.A. and The PrivateBank and Trust Company.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (less than six months) or the bank’s index rate for borrowings one year or greater.  The Company had $12.2 million of debt outstanding at March 28, 2009 under this line of credit, all of which was in the form of fixed rate borrowings in excess of one year and therefore were not subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates only in the event that it were to borrow additional amounts under this facility with interest rates based on the bank’s base rate or LIBOR.  With the Company’s current borrowings, a one percent increase in short-term rates would have no impact on annual pretax earnings.  The Company had no interest rate derivatives in place at March 28, 2009.

Approximately $2,000 of the Company’s cash and cash equivalents at March 28, 2009 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Although the Company conducts business in foreign countries, international operations are not material to its consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to the Company’s results of operations for the three months ended March 28, 2009.  Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on its future costs or on future cash flows it would receive from its foreign activity.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 4T:   Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon, and as of the date of that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  There was no change in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.                OTHER INFORMATION

ITEM 1:  Legal Proceedings

We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 1A:  Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the year ended December 27, 2008.  If any of those factors were to occur, they could materially adversely affect the Company’s financial condition or future results, and could cause its actual results to differ materially from those expressed in its forward-looking statements in this report.  The Company is aware of no material changes to the Risk Factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 27, 2008.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan(2)
December 28, 2008 to January 31, 2009	33,795	$11.94	33,795	40,746
February 1, 2009 to February 28, 2009	7,424	10.27	7,424	533,322
March 1, 2009 to March 28, 2009	46,722	9.12	46,722	486,600
Total	87,941	$10.30	87,941	486,600

(1)                                   The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 4,500,000 shares, of which 486,600 may still be repurchased.

(2)                                   On February 26, 2009, the Board of Directors authorized a 500,000 share repurchase.

ITEM 3:  Defaults Upon Senior Securities

None.

ITEM 4:  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of fiscal year 2009.

ITEM 5:  Other Information

All information required to be reported in a report on Form 8-K during the first quarter covered by this Form 10-Q has been reported.

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

Date: April 22, 2009	By:	/s/ John L. Morgan
John L. Morgan
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date: April 22, 2009	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED MARCH 28, 2009

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