Form 10-Q
period 2009-06-27
WINMARK CORP
filed 2009-07-23
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 27, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-22012

WINMARK CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1622691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605 Highway 169 North, Suite 400, Minneapolis, MN (Address of principal executive offices)	55441 (Zip Code)

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

Common stock, no par value, 5,297,374 shares outstanding as of July 17, 2009.

WINMARK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 27, 2009	December 27, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$8,702,300	$2,140,000
Marketable securities	1,040,600	438,300
Current investments	1,500,000	500,000
Receivables, less allowance for doubtful accounts of $49,600 and $52,700	1,714,700	2,064,100
Net investment in leases - current	15,999,600	17,379,700
Income tax receivable	408,500	792,200
Inventories	72,800	141,500
Prepaid expenses	574,100	1,018,800
Deferred income taxes	—	216,900
Total current assets	30,012,600	24,691,500
Net investment in leases - long-term	26,074,400	28,035,300
Long-term investments	2,829,200	3,833,300
Long-term receivables, net	26,700	39,200
Property and equipment, net	2,041,100	512,200
Other assets	677,500	677,500
Deferred income taxes	—	320,800
	$61,661,500	$58,109,800
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current line of credit	$3,899,200	$4,313,200
Current renewable subordinated notes	8,277,700	8,052,400
Accounts payable	1,387,700	1,108,200
Accrued liabilities	2,470,400	2,905,400
Current discounted lease rentals	1,142,100	1,012,900
Current rents received in advance	229,000	141,600
Current deferred revenue	1,161,300	993,600
Deferred income taxes	368,300	—
Total current liabilities	18,935,700	18,527,300
Long-term line of credit	7,307,100	9,276,300
Long-term renewable subordinated notes	15,115,400	12,788,700
Long-term discounted lease rentals	858,500	1,298,500
Long-term rents received in advance	1,493,100	1,696,400
Long-term deferred revenue	694,900	631,400
Other long-term liabilities	1,217,500	—
Deferred income taxes	490,700	—
Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 5,307,589 and 5,433,610 shares issued and outstanding	—	427,500
Accumulated other comprehensive income (loss)	71,400	(38,500)
Retained earnings	15,477,200	13,502,200
Total shareholders’ equity	15,548,600	13,891,200
	$61,661,500	$58,109,800

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
REVENUE:
Royalties	$5,607,900	$5,303,800	$11,241,400	$10,635,400
Leasing income	2,143,100	1,907,000	4,844,800	3,859,600
Merchandise sales	679,300	975,000	1,304,700	1,907,800
Franchise fees	235,000	386,100	385,000	913,600
Other	172,800	145,400	312,200	278,300
Total revenue	8,838,100	8,717,300	18,088,100	17,594,700
COST OF MERCHANDISE SOLD	651,100	940,700	1,247,000	1,834,600
LEASING EXPENSE	512,800	463,100	1,195,300	949,000
PROVISION FOR CREDIT LOSSES	604,200	269,200	1,023,900	654,300
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,830,600	5,138,500	9,713,100	10,324,300
Income from operations	2,239,400	1,905,800	4,908,800	3,832,500
LOSS FROM EQUITY INVESTMENTS	(600)	(60,700)	(4,100)	(136,500)
INTEREST EXPENSE	(341,400)	(340,200)	(692,500)	(688,600)
INTEREST AND OTHER INCOME	111,600	59,000	172,700	131,800
Income before income taxes	2,009,000	1,563,900	4,384,900	3,139,200
PROVISION FOR INCOME TAXES	(813,700)	(633,400)	(1,775,900)	(1,271,400)
NET INCOME	$1,195,300	$930,500	$2,609,000	$1,867,800
EARNINGS PER SHARE — BASIC	$.22	$.17	$.49	$.34
EARNINGS PER SHARE — DILUTED	$.22	$.17	$.49	$.34
WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	5,328,831	5,534,781	5,362,489	5,517,807
WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	5,343,532	5,562,319	5,370,900	5,548,482

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 27, 2009	June 28, 2008
OPERATING ACTIVITIES:
Net income	$2,609,000	$1,867,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	278,600	171,300
Provision for credit losses	1,023,900	654,300
Compensation expense related to stock options	371,500	415,200
Gain from sale of marketable securities	(800)	—
Gain from disposal of property and equipment	(1,200)	—
Loss from equity investments	4,100	136,500
Deferred initial direct costs, net of amortization	156,900	(286,500)
Change in operating assets and liabilities:
Receivables	361,900	186,200
Income tax receivable	315,300	(665,500)
Inventories	68,700	74,300
Prepaid expenses	444,700	127,700
Deferred income taxes	1,396,700	—
Accounts payable	279,500	(264,700)
Accrued and other liabilities	(289,900)	341,100
Additions to advance and security deposits	38,900	644,900
Deferred revenue	231,200	34,700
Net cash provided by operating activities	7,289,000	3,437,300
INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	5,300	—
Purchase of marketable securities	(428,500)	—
Proceeds from sale of property and equipment	1,800	—
Purchases of property and equipment	(735,700)	(116,600)
Purchase of equipment for lease contracts	(8,690,300)	(12,276,000)
Principal collections on lease receivables	9,956,800	7,678,900
Net cash provided by (used for) investing activities	109,400	(4,713,700)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	—	3,000,000
Payments on line of credit	(2,383,200)	(4,298,700)
Proceeds from issuance of subordinated notes	4,111,900	889,300
Payments on subordinated notes	(1,559,900)	(612,100)
Repurchases of common stock	(1,488,500)	(308,000)
Proceeds from exercises of options	50,000	—
Proceeds from discounted lease rentals	428,100	2,912,600
Tax benefits on exercised options and warrants	5,500	1,025,500
Net cash provided by (used for) financing activities	(836,100)	2,608,600
INCREASE IN CASH AND CASH EQUIVALENTS	6,562,300	1,332,200
Cash and cash equivalents, beginning of period	2,140,000	1,253,000
Cash and cash equivalents, end of period	$8,702,300	$2,585,200
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,052,500	$1,254,600
Cash paid for income taxes	$58,600	$863,400
Non-cash landlord leasehold improvements	$1,072,400	$—

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

Revenues and operating results for the six months ended June 27, 2009 are not necessarily indicative of the results to be expected for the full year.

Subsequent events have been evaluated through July 23, 2009, the date of issuance of these financial statements.

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

3.     Investments:

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities as required by FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities:

	June 27, 2009		December 27, 2008
	Cost	Fair Value	Cost	Fair Value
Equity securities	$924,800	$1,040,600	$500,800	$438,300

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive income are as follows:

	June 27, 2009	December 27, 2008
Unrealized gains	$115,800	$—
Unrealized losses	—	(62,500)
Net unrealized gains (losses)	$115,800	$(62,500)

The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Realized gains	$800	$—	$800	$—
Realized losses	—	—	—	—
Net realized gains (losses)	$800	$—	$800	$—

Other Long-Term Investments

The Company has an investment in Tomsten, Inc. (“Tomsten”), the parent company of “Archiver’s” retail chain.  Archiver’s is a retail concept created to help people preserve and enjoy their photographs.  The Company has invested a total of $7.5 million in the purchase of common stock of Tomsten.  The Company’s investment currently represents 18.3% of the outstanding common stock of Tomsten.  As of June 27, 2009, $0.2 million of the Company’s investment, with a current carrying cost of $2.3 million, is attributable to goodwill.  The amount of goodwill was determined by calculating the difference between the Company’s net investment in Tomsten less its pro rata share of Tomsten’s net worth.

Summarized financial information for Tomsten, Inc. is as follows:

	Fiscal Period Ended
	Second Quarter 2009	Second Quarter 2008
Net sales	$29,102,100	$32,493,000
Gross profit	14,375,200	16,188,400
Net income (loss) from continuing operations	10,800	(366,700)
Net income (loss)	10,800	(366,700)

On October 13, 2004, the Company made a commitment to lend $2.0 million to BridgeFunds Limited at an annual rate of 12% pursuant to several senior subordinated promissory notes.  BridgeFunds Limited advances funds to claimants involved in civil litigation to cover litigation expenses.  At December 27, 2008 and June 27, 2009, the Company had funded the $2.0 million commitment.  In addition, the Company has received a warrant to purchase approximately 257,000 shares of BridgeFunds, which currently represents 6.7% of the equity of BridgeFunds on a fully diluted basis.  As of June 27, 2009, $1.5 million of the $2.0 million investment balance is current.

4.     Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	June 27, 2009	December 27, 2008
Minimum lease payments receivable	$44,045,000	$51,110,200
Estimated residual value of equipment	2,528,800	2,406,500
Unearned lease income net of initial direct costs deferred	(7,331,100)	(8,675,300)
Security deposits	(1,862,500)	(1,707,700)
Allowance for credit losses	(1,329,900)	(1,538,900)
Equipment installed on leases not yet commenced	6,023,700	3,820,200
Total net investment in leases	42,074,000	45,415,000
Less: net investment in leases – current	(15,999,600)	(17,379,700)
Net investment in leases – long-term	$26,074,400	$28,035,300

The Company had $1,232,900 and $480,000 of write-offs, net of recoveries, related to the lease portfolio during the first six months of 2009 and 2008, respectively.

As of June 27, 2009, no customer had leased assets totaling more than 10% of the Company’s total assets.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2009 and the full fiscal years thereafter as of June 27, 2009:

Fiscal Year	Minimum Lease Payments Receivable	Income Amortization
2009	$11,587,400	$2,736,100
2010	18,575,000	3,213,700
2011	9,482,400	1,081,800
2012	3,658,600	267,200
2013	706,800	31,700
Thereafter	34,800	600
	$44,045,000	$7,331,100

During the first six months of 2009, the Company entered into lease transactions that were classified as sales-type leases in accordance with Financial Accounting Standards Board (FASB) Statement No. 13, Accounting for Leases.

5.     Accounting for Stock-Based Compensation:

FASB Statement No. 123, Share-Based Payment (revised 2004) requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on the grant date fair value of those awards.  In accordance with Statement No. 123R, this cost is recognized over the period for which an employee is required to provide service in exchange for the award.  Statement No. 123R requires that the benefits associated with tax deductions in excess of recognized compensation expense be reported as a financing cash flow rather than as an operating cash flow.  Compensation expense of $371,500 and $415,200 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first six months of 2009 and 2008, respectively.

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

In accordance with Statement No. 123R, the fair value of each option granted in 2009 and 2008 was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2009	$4.25	2.92%	6	27.1%	none
2008	$5.20 / $5.69 / $3.71	3.36% / 3.04% / 1.77%	6 / 6 / 6	24.4% / 24.7% / 26.0%	none

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”).  FSP FAS 107-1 requires interim reporting period disclosure about the fair value of financial instruments, effective for interim reporting periods ending after June 15, 2009.  The Company has adopted the disclosure requirements of FSP 107-1.  See Note 3 for disclosures associated with adoption of this standard.  Due to their nature, the carrying value of cash, receivables, payables and debt obligations approximates fair value.

In May 2009, the FASB issued Statement No. 165, Subsequent Events.  Statement No. 165 incorporates guidance into accounting literature that was previously addressed only in auditing standards.  The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”.  Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as ‘non-recognized subsequent events”.  It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued.  Statement No. 165 is effective for interim and annual periods ending after June 15, 2009.  The Company has adopted this new standard.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  Statement No. 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  Statement No. 168 is effective for interim and annual periods ending after September 15, 2009.  The Company will begin to use the new Codification when referring to GAAP in its quarterly report on Form 10-Q for the fiscal period ending September 26, 2009.  This will not have an impact on the consolidated results of the Company.

7.     Earnings Per Share:

The Company calculates earnings per share in accordance with FASB Statement No. 128, Earnings per Share, by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Earnings Per Share - Basic.  The Company calculates Earnings Per Share - Diluted by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options using the treasury stock method.  The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of stock options equivalent to 14,701 shares and 27,538 shares for the three months and 8,411 shares and 30,675 shares for the six months ended June 27, 2009 and June 28, 2008, respectively.

Options totaling 311,354 and 167,335 shares for the three months and 424,191 and 143,886 shares for the six months ended June 27, 2009 and June 28, 2008, respectively, were outstanding but were not included in the calculation of Earnings Per Share — Diluted because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be anti-dilutive.

8.     Shareholders’ Equity:

Repurchase of Common Stock

Under the board of directors’ authorization, the Company has the ability to repurchase up to 4,500,000 shares of its common stock, of which all but 443,520 shares have been repurchased.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.  Since inception of stock repurchase activities in November 1995 through June 27, 2009, the Company has repurchased 4,056,480 shares of its stock at an average price of $14.03 per share.  In the first six months of 2009, the Company repurchased 131,021 shares for an aggregate purchase price of $1,488,500 or $11.36 per share.  These repurchase transactions reduced the dollar amount of common stock on the balance sheet to zero, with the remainder recorded to retained earnings.

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

Stock option activity under the 2001 Plan and Nonemployee Directors Plan as of June 27, 2009 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 27, 2008	548,800	$18.22	7.36	$—
Granted	50,750	13.01
Exercised	(5,000)	10.00
Forfeited	(29,900)	20.11
Outstanding at June 27, 2009	564,650	$17.72	7.17	$773,551
Exercisable at June 27, 2009	250,375	$18.54	5.47	$336,096

All unexercised options at June 27, 2009 have an exercise price equal to the fair market value on the date of the grant.

As of June 27, 2009, the Company had $1,494,800 of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average period of approximately 2.8 years.

9.     Long-term Debt:

As of June 27, 2009, the Company’s borrowing availability under its Amended and Restated Revolving Credit Agreement (the “Credit Facility”), which provides for an aggregate commitment of $55.0 million subject to certain borrowing base limitations, was $55.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $11.2 million in borrowings outstanding under the Credit Facility bearing interest ranging from 4.58% to 5.76% and having initial terms ranging from three years to five years, leaving $43.8 million available for additional borrowings at June 27, 2009.

The Credit Facility has been and will continue to be used for growing the Company’s leasing business, stock repurchases and general corporate purposes.  The Credit Facility is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Credit Facility).  As of June 27, 2009, the Company was in compliance with all of its financial covenants.

Renewable Unsecured Subordinated Notes

In 2006, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes that was declared effective in June of that year.  In March 2007, the Company filed Post-Effective Amendment No. 2 to the public offering that was declared effective March 30, 2007.  In November 2007, the Company filed Post-Effective Amendment No. 3 to the public offering that was declared effective November 29, 2007.  In March 2008, the Company filed Post-Effective Amendment No. 4 to the public offering that was declared effective March 27, 2008.  In March 2009, the Company filed Post-Effective Amendment No. 5 to the public offering that was declared effective March 27, 2009.  As of June 27, 2009, the Company has $23.4 million outstanding in renewable unsecured subordinated notes.  The table below presents the Company’s outstanding notes payable as of June 27, 2009:

	Original Term	Principal Amount	Weighted Average Interest Rate
Renewable unsecured subordinated notes	3 months	$845,600	6.51%
	6 months	465,000	7.25%
	1 year	887,800	8.15%
	2 years	3,924,100	9.25%
	3 years	8,338,100	9.71%
	4 years	1,973,500	9.86%
	5 years	5,998,500	10.11%
	10 years	960,500	10.51%
Total		$23,393,100	9.56%

The Company made interest payments of $1,079,900 and $997,000 on the renewable unsecured subordinated notes during the first six months of 2009 and 2008, respectively.  The weighted average initial and remaining terms of the outstanding renewable unsecured subordinated notes are 42 months and 19 months, respectively.

10.  Discounted Lease Rentals

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 5.68% at June 27, 2009 on a non-recourse basis.  In the event of a default by a customer in non-recourse financing, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Company.  As of June 27, 2009, $1.1 million of the $2.0 million liability balance is current.

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

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Revenue:
Franchising	$6,695,000	$6,810,300	$13,243,300	$13,735,100
Leasing	2,143,100	1,907,000	4,844,800	3,859,600
Total revenue	$8,838,100	$8,717,300	$18,088,100	$17,594,700

Reconciliation to operating income:
Franchising segment contribution	$2,597,800	$2,153,400	$5,081,000	$4,352,300
Leasing segment contribution	(358,400)	(247,600)	(172,200)	(519,800)
Total operating income	$2,239,400	$1,905,800	$4,908,800	$3,832,500

Depreciation and amortization:
Leasing	$21,600	$16,500	$36,700	$35,100
Allocated	125,800	69,800	241,900	136,200
Total depreciation and amortization	$147,400	$86,300	$278,600	$171,300

	As of
	June 27, 2009	December 27, 2008
Identifiable assets:
Franchising	$8,725,500	$3,835,100
Leasing	45,012,000	47,500,800
Unallocated	7,924,000	6,773,900
Total	$61,661,500	$58,109,800

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

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of June 27, 2009, we had 910 franchises operating under the Play it Again Sports®, Once Upon A Child®, Plato’s Closet®, Music Go Round® and Wirth Business Credit® brands and had a leasing portfolio of $42.1 million.  Management closely tracks the following criteria to evaluate current business operations and future prospects: franchising revenue, leasing activity, and selling, general and administrative expenses.

Our most profitable sources of franchising revenue are royalties earned from our franchise partners and franchise fees for new store openings and transfers.  During the first six months of 2009, our royalties increased $606,000 or 5.7% compared to the first six months of 2008.  Franchise fees decreased $528,600 or 57.9% compared to the same period last year.

During the first six months of 2009, we purchased $8.7 million in equipment for lease contracts compared to $12.3 million in the first six months of 2008.  The level of equipment purchases for lease contracts continues to be impacted by the unfavorable general economic environment as well as our decision during 2008 to tighten credit standards in our small-ticket financing business in response to these conditions.  Overall, our leasing portfolio (net investment in leases — current and long-term) decreased to $42.1 million at June 27, 2009 from $45.4 million at December 27, 2008.  Revenue generated from our leasing activities was $4,844,800 compared to $3,859,600 in the same period last year, an increase of 25.5%.  (See Note 11 — “Segment Reporting”).  Our earnings are also impacted by credit losses.  During the first six months of 2009, our provision for credit losses increased to $1,023,900 from $654,300 in the first six months of 2008, as we continued to experience a higher level of net write-offs and delinquencies in the small-ticket financing business portion of our leasing segment.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first six months of 2009, selling, general and administrative expense decreased $611,200 or 5.9%, compared to the first six months of 2008.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first six months ended June 27, 2009:

					SIX MONTHS ENDING 6/27/09
	TOTAL 12/27/08	OPENED	CLOSED	TOTAL 6/27/09	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Play It Again Sports® Franchises - US and Canada	364	2	(15)	351	6	6

Once Upon A Child® Franchises - US and Canada	229	7	(2)	234	13	11

Plato’s Closet® Franchises - US and Canada	241	9	(3)	247	4	4

Music Go Round® Franchises - US	36	0	(1)	35	3	3

Total Franchised Stores	870	18	(21)	867	26	24

Wirth Business Credit® Territories - US	54	0	(11)	43	0	0
Total Franchises/Territories	924	18	(32)	910	26	24

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the first six months of 2009, we renewed 24 franchise agreements of the 26 franchise agreements up for renewal.

Our ability to grow our profits is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchises, (iii) increase lease originations and minimize write-offs in our leasing portfolios, and (iv) control our selling, general and administrative expenses.

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Revenue:
Royalties	63.5%	60.8%	62.2%	60.5%
Leasing income	24.2	21.9	26.8	21.9
Merchandise sales	7.7	11.2	7.2	10.8
Franchise fees	2.7	4.4	2.1	5.2
Other	1.9	1.7	1.7	1.6
Total revenues	100.0	100.0	100.0	100.0

Cost of merchandise sold	(7.4)	(10.8)	(6.9)	(10.4)
Leasing expense	(5.8)	(5.3)	(6.6)	(5.4)
Provision for credit losses	(6.8)	(3.1)	(5.7)	(3.7)
Selling, general and administrative expenses	(54.7)	(58.9)	(53.7)	(58.7)
Income from operations	25.3	21.9	27.1	21.8
Loss from equity investments	—	(0.7)	—	(0.8)
Interest expense	(3.9)	(3.9)	(3.8)	(3.9)
Interest and other income	1.3	0.7	0.9	0.7
Income before income taxes	22.7	18.0	24.2	17.8
Provision for income taxes	(9.2)	(7.3)	(9.8)	(7.2)
Net income	13.5%	10.7%	14.4%	10.6%

Comparison of Three Months Ended June 27, 2009 to Three Months Ended June 28, 2008

Revenue

Revenues for the quarter ended June 27, 2009 totaled $8.8 million compared to $8.7 million for the comparable period in 2008.

Royalties and Franchise Fees

Royalties increased to $5.6 million for the second quarter of 2009 from $5.3 million for the same period of 2008, a 5.7% increase.  The increase was due to higher Plato’s Closet® and Once Upon A Child® royalties of $394,100 and $144,600, respectively, partially offset by lower Play It Again Sports® royalties of $217,900.  The increase in Plato’s Closet® and Once Upon A Child® royalties is primarily due to having 23 additional Plato’s Closet® franchise stores in the second quarter of 2009 compared to the same period last year and higher franchisee retail sales in both brands.

Franchise fees decreased to $235,000 for the second quarter of 2009 compared to $386,100 for the same period of 2008, primarily as a result of opening five fewer franchise territories in the second quarter of 2009 period compared to the same period in 2008.

Leasing Income

Leasing income increased to $2,143,100 for the second quarter of 2009 compared to $1,907,000 for the same period in 2008, a 12.4% increase.  The increase is due to a larger lease portfolio in 2009 compared to 2008.  Our trailing-twelve-month average lease portfolio as of June 27, 2009 was $44.6 million compared to $39.8 million as of June 28, 2008.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (together, “Direct Franchisee Sales”).  Direct Franchisee Sales decreased 30.3% to $679,300 for the second quarter of 2009 from $975,000 for the same period last year.  This is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having 13 fewer Play It Again Sports® stores open at June 27, 2009 than one year ago.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold decreased 30.8% to $651,100 for the second quarter of 2009 from $940,700 for the same period last year.  The decrease was primarily due to a decrease in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the second quarter of 2009 and 2008 was 95.8% and 96.5%, respectively.

Leasing Expense

Leasing expense increased to $512,800 for the second quarter of 2009 compared to $463,100 for the second quarter of 2008.  The increase is primarily due to higher borrowing costs in connection with the lease portfolio.

Provision for Credit Losses

Provision for credit losses increased to $604,200 for the second quarter of 2009 compared to $269,200 for the second quarter of 2008.  The increase is primarily due to a higher level of net write-offs and delinquencies in the small-ticket financing business portion of our leasing segment.

Selling, General and Administrative

The $307,900, or 6.0%, decrease in selling, general and administrative expenses in the second quarter of 2009 compared to the same period in 2008 is primarily due to a decrease in advertising expenses.

Loss from Equity Investments

During the second quarter of 2009 and 2008, we recorded losses of $600 and $60,700, respectively, from our investment in Tomsten (representing our pro-rata share of losses for the periods).

Income Taxes

The provision for income taxes was calculated at an effective rate of 40.5% for the second quarter of 2009 and 2008, respectively.

Comparison of Six Months Ended June 27, 2009 to Six Months Ended June 28, 2008

Revenue

Revenues for the first six months of 2009 totaled $18.1 million compared to $17.6 million for the comparable period in 2008.

Royalties and Franchise Fees

Royalties increased to $11.2 million for the first six months of 2009 from $10.6 million for the first six months of 2008, a 5.7% increase.  The increase was due to higher Plato’s Closet® and Once Upon A Child® royalties of $769,300 and $321,200, respectively, partially offset by lower Play It Again Sports® royalties of $468,400.  The increase in Plato’s Closet® and Once Upon A Child® royalties is primarily due to having 23 additional Plato’s Closet® franchise stores in the first six months of 2009 compared to the same period last year and higher franchisee retail sales in both brands.

Franchise fees decreased to $385,000 for the first six months of 2009 compared to $913,600 for the first six months of 2008, primarily as a result of opening 26 fewer franchise territories in the 2009 period compared to the same period in 2008.

Leasing Income

Leasing income increased to $4,844,800 for the first six months of 2009 compared to $3,859,600 for the same period in 2008, a 25.5% increase.  The increase is due to a larger lease portfolio in 2009 compared to 2008 as well as the classification of certain leases as sales-type leases in accordance with FASB Statement No. 13, Accounting for Leases.  Our trailing-twelve-month average lease portfolio as of June 27, 2009 was $44.6 million compared to $39.8 million as of June 28, 2008.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (together, “Direct Franchisee Sales”).  Direct Franchisee Sales decreased 31.6% to $1,304,700 for the first six months of 2009 from $1,907,800 for the same period last year.  This is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having 13 fewer Play It Again Sports® stores open at June 27, 2009 than one year ago.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold decreased 32.0% to $1,247,000 for the first six months of 2009 from $1,834,600 for the same period last year.  The decrease was primarily due to a decrease in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first six months of 2009 and 2008 was 95.6% and 96.2%, respectively.

Leasing Expense

Leasing expense increased to $1,195,300 for the first six months of 2009 compared to $949,000 for the first six months of 2008.  The increase is primarily due to the classification of certain leases as sales-type leases in accordance with FASB Statement No. 13.

Provision for Credit Losses

Provision for credit losses increased to $1,023,900 for the first six months of 2009 compared to $654,300 for the first six months of 2008.  The increase is primarily due to a higher level of net write-offs and delinquencies in the small-ticket financing business portion of our leasing segment.

Selling, General and Administrative

The $611,200, or 5.9%, decrease in selling, general and administrative expenses in the first six months of 2009 compared to the same period in 2008 is primarily due to a decrease in advertising expenses.

Loss from Equity Investments

During the first six months of 2009 and 2008, we recorded losses of $4,100 and $136,500, respectively, from our investment in Tomsten (representing our pro-rata share of losses for the periods).

Income Taxes

The provision for income taxes was calculated at an effective rate of 40.5% for the first six months of 2009 and 2008, respectively.

Segment Comparison of Three Months Ended June 27, 2009 to Three Months Ended June 28, 2008

Franchising segment operating income

The franchising segment’s operating income for the second quarter of 2009 increased by $444,400, or 20.6%, to $2.6 million from $2.2 million for the second quarter of 2008. The increase in segment contribution was primarily due to lower selling, general and administrative expenses, mainly advertising expenses.

Leasing segment operating loss

The leasing segment’s operating loss for the second quarter of 2009 increased by $110,800 to a loss of ($358,400) compared to a loss of ($247,600) during the second quarter of 2008.  The increase in loss was primarily due to an increase in provision for credit losses of $335,000, partially offset by a $236,100 increase in leasing income.

Segment Comparison of Six Months Ended June 27, 2009 to Six Months Ended June 28, 2008

Franchising segment operating income

The franchising segment’s operating income for the first six months of 2009 increased by $728,700, or 16.7%, to $5.1 million from $4.4 million for the first six months of 2008. The increase in segment contribution was primarily due to lower selling, general and administrative expenses, mainly advertising expenses.

Leasing segment operating loss

The leasing segment’s operating loss for the first six months of 2009 decreased by $347,600 to a loss of ($172,200) compared to a loss of ($519,800) during the first six months of 2008.  This improvement was primarily due to a $985,200 increase in leasing income, partially offset an increase in provision for credit losses of $369,600 and a $246,300 increase in leasing expense.

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

We ended the second quarter of 2009 with $8.7 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 1.6 to 1.0 compared to $2.6 million in cash and cash equivalents and a current ratio of 1.6 to 1.0 at the end of the second quarter of 2008.

Operating activities provided $7.3 million of cash during the first six months of 2009 compared to $3.4 million during the same period last year.  Cash provided by operating assets and liabilities include an increase in deferred and current income taxes of $1,712,000, primarily due to tax depreciation on lease equipment purchases. Receivables provided cash of $361,900, primarily due to an improvement in royalty collections and a reduction in Direct Franchisee Sales.

Investing activities provided $0.1 million of cash during the first six months of 2009 compared to $4.7 million used during the same period of 2008.  The 2009 activities consisted primarily of the purchase of equipment for lease contracts of $8.7 million and collections on lease receivables of $10.0 million.

Financing activities used $0.8 million of cash during the first six months of 2009 compared to $2.6 million provided during the same period of 2008.  The 2009 activities consisted primarily of net proceeds from subordinated notes and discounted lease rentals of $3.0 million, net payments of $2.4 million on the line of credit and $1.5 million used to purchase 131,021 shares of our common stock.

As of June 27, 2009, we had no off balance sheet arrangements.

As of June 27, 2009, our borrowing availability under our Amended and Restated Revolving Credit Agreement (the “Credit Facility”), which provides for an aggregate commitment of $55.0 million subject to certain borrowing base limitations, was $55.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $11.2 million in borrowings outstanding under the Credit Facility bearing interest ranging from 4.58% to 5.76% and having initial terms ranging from three years to five years, leaving $43.8 million available for additional borrowings.

The Credit Facility has been and will continue to be used for growing our leasing business, stock repurchases and general corporate purposes.  The Credit Facility is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Credit Facility).  As of June 27, 2009, we were in compliance with all of our financial covenants.

On April 19, 2006, we announced the filing of a “shelf registration” on Form S-1 registration statement with the Securities and Exchange Commission for the sale of up to $50 million of renewable subordinated unsecured notes with maturities from three months to ten years.  In June 2006, the Form S-1 registration became effective.  In March 2007, we filed Post-Effective Amendment No. 2 to the public offering that was declared effective March 30, 2007.  In November 2007, we filed Post-Effective Amendment No. 3 to the public offering that was declared effective November 29, 2007.  In March 2008, we filed Post-Effective Amendment No. 4 to the public offering that was declared effective March 27, 2008.  In March 2009, we filed Post-Effective Amendment No. 5 to the public offering that was declared effective March 27, 2009.  We have in the past and continue to intend to use the net proceeds from the offering to pay down our credit facility, expand our leasing portfolio, to make acquisitions, to repurchase common stock and for other general corporate purposes.  As of June 27, 2009, $30.7 million of the renewable subordinated notes have been sold.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performances of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first six months of 2009, the Company collected $47,700 more than it estimated at December 27, 2008.  As of June 27, 2009, the Company’s royalty receivable was $1,031,900.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet.  As of June 27, 2009, deferred franchise fees were $990,400.

Stock-Based Compensation

The Company currently uses the Black-Scholes option-pricing model to determine the fair value of stock options.  The determination of the fair value of the awards on the date of grant using an option-pricing model is affected by stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include implied volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

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

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial markets risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  The Company currently has available a $55.0 million line of credit with Bank of America, N.A. and The PrivateBank and Trust Company.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (less than six months) or the bank’s index rate for borrowings one year or greater.  The Company had $11.2 million of debt outstanding at June 27, 2009 under this line of credit, all of which was in the form of fixed rate borrowings in excess of one year and therefore were not subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates only in the event that it were to borrow additional amounts under this facility with interest rates based on the bank’s base rate or LIBOR.  With the Company’s current borrowings, a one percent increase in short-term rates would have no impact on annual pretax earnings.  The Company had no interest rate derivatives in place at June 27, 2009.

Approximately $29,500 of the Company’s cash and cash equivalents at June 27, 2009 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Although the Company conducts business in foreign countries, international operations are not material to its consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to the Company’s results of operations for the six months ended June 27, 2009.  Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on its future costs or on future cash flows it would receive from its foreign activity.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan(2)
December 28, 2008 to January 31, 2009	33,795	$11.94	33,795	40,746
February 1, 2009 to February 28, 2009	7,424	10.27	7,424	533,322
March 1, 2009 to March 28, 2009	46,722	9.12	46,722	486,600
March 29, 2009 to May 2, 2009	13,676	12.25	13,676	472,924
May 3, 2009 to May 30, 2009	16,813	13.28	16,813	456,111
May 31, 2009 to June 27, 2009	12,591	15.24	12,591	443,520
Total	131,021	$11.36	131,021	443,520

(1)                                  The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 4,500,000 shares, of which 443,520 may still be repurchased.

(2)                                  On February 26, 2009, the Board of Directors authorized a 500,000 share repurchase.

ITEM 3:  Defaults Upon Senior Securities

None.

ITEM 4:   Submission of Matters to a Vote of Security Holders

At the Annual Shareholders meeting held on April 29, 2009, the Company submitted to vote of security-holders the following matters that received the indicated votes:

1.             Set the number of members of the Board of Directors at six:

FOR	3,806,297
AGAINST	1,121,611
ABSTAIN	6,878
BROKER NON-VOTE	0

2.             Election of Directors:

NAME OF CANDIDATE	NUMBER OF VOTES FOR	VOTES WITHHELD
John L. Morgan	3,836,805	1,097,981
Jenele C. Grassle	3,821,344	1,113,442
Kirk A. MacKenzie	3,836,805	1,097,981
Dean B. Phillips	3,836,805	1,097,981
Paul C. Reyelts	3,836,805	1,097,981
Mark L. Wilson	3,836,805	1,097,981

3.             Amend the Stock Option Plan for Nonemployee Directors to eliminate the Plan’s requirement that options can only be granted on an annual basis.

FOR	2,954,652
AGAINST	1,210,229
ABSTAIN	3,900
BROKER NON-VOTE	766,005

4.             Ratify the appointment of Grant Thornton, LLP as independent registered public accounting firm for the 2009 fiscal year.

FOR	4,057,569
AGAINST	868,321
ABSTAIN	8,896
BROKER NON-VOTE	0

ITEM 5:  Other Information

All information required to be reported in a report on Form 8-K during the first quarter covered by this Form 10-Q has been reported.

ITEM 6:   Exhibits

3.1                                 Articles of Incorporation, as amended (Exhibit 3.1)(1)

3.2                                 By-laws, as amended and restated to date (Exhibit 3.2)(2)

10.3                           Amended and Restated Stock Option Plan for Nonemployee Directors*

31.1                           Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2                           Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1                           Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2                           Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

Date: July 23, 2009	By:	/s/ John L. Morgan
John L. Morgan Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: July 23, 2009	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED JUNE 27, 2009

ITEM 6:   Exhibits

3.3                                 Articles of Incorporation, as amended (Exhibit 3.1)(1)

3.4                                 By-laws, as amended and restated to date (Exhibit 3.2)(2)

10.3                           Amended and Restated Stock Option Plan for Nonemployee Directors*

31.1                           Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2                           Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1                           Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2                           Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed Herewith

(1)           Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)           Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.