Form 10-Q
period 2009-09-26
WINMARK CORP
filed 2009-10-23
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 26, 2009

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

Common stock, no par value, 5,231,953 shares outstanding as of October 16, 2009.

WINMARK CORPORATION AND SUBSIDIARIES

PART I.         FINANCIAL INFORMATION

ITEM 1:         Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 26, 2009	December 27, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$11,542,300	$2,140,000
Marketable securities	1,191,900	438,300
Current investments	2,000,000	500,000
Receivables, less allowance for doubtful accounts of $36,300 and $52,700	1,669,000	2,064,100
Net investment in leases - current	16,577,900	17,379,700
Income tax receivable	—	792,200
Inventories	110,800	141,500
Prepaid expenses	394,600	1,018,800
Deferred income taxes	—	216,900
Total current assets	33,486,500	24,691,500
Net investment in leases - long-term	22,515,800	28,035,300
Long-term investments	2,271,900	3,833,300
Long-term receivables, net	22,000	39,200
Property and equipment, net	1,936,600	512,200
Other assets	677,500	677,500
Deferred income taxes	—	320,800
	$60,910,300	$58,109,800
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current line of credit	$3,941,600	$4,313,200
Current renewable unsecured subordinated notes	8,655,200	8,052,400
Accounts payable	1,133,200	1,108,200
Income tax payable	650,700	—
Accrued liabilities	2,424,100	2,905,400
Current discounted lease rentals	1,049,100	1,012,900
Current rents received in advance	273,700	141,600
Current deferred revenue	910,500	993,600
Deferred income taxes	368,300	—
Total current liabilities	19,406,400	18,527,300

Long-term line of credit	6,308,500	9,276,300
Long-term renewable unsecured subordinated notes	13,952,700	12,788,700
Long-term discounted lease rentals	741,500	1,298,500
Long-term rents received in advance	1,446,800	1,696,400
Long-term deferred revenue	699,500	631,400
Other long-term liabilities	1,327,000	—
Deferred income taxes	490,700	—
Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 5,255,284 and 5,433,610 shares issued and outstanding	—	427,500
Accumulated other comprehensive income (loss)	80,700	(38,500)
Retained earnings	16,456,500	13,502,200
Total shareholders’ equity	16,537,200	13,891,200
	$60,910,300	$58,109,800

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
REVENUE:
Royalties	$6,405,200	$5,740,600	$17,646,600	$16,376,000
Leasing income	2,271,600	2,060,400	7,116,400	5,920,000
Merchandise sales	593,800	777,600	1,898,500	2,685,400
Franchise fees	419,600	431,900	804,600	1,345,500
Other	134,600	117,700	446,800	396,000
Total revenue	9,824,800	9,128,200	27,912,900	26,722,900

COST OF MERCHANDISE SOLD	569,700	730,800	1,816,700	2,565,400

LEASING EXPENSE	548,000	471,000	1,743,300	1,420,000

PROVISION FOR CREDIT LOSSES	853,600	571,800	1,877,500	1,226,100

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,666,800	4,744,100	14,379,900	15,068,400

Income from operations	3,186,700	2,610,500	8,095,500	6,443,000

LOSS FROM EQUITY INVESTMENTS	(57,300)	(145,200)	(61,400)	(281,700)

INTEREST EXPENSE	(317,300)	(309,600)	(1,009,800)	(998,200)

INTEREST AND OTHER INCOME	178,700	114,500	351,400	246,300

Income before income taxes	2,990,800	2,270,200	7,375,700	5,409,400

PROVISION FOR INCOME TAXES	(1,211,300)	(919,400)	(2,987,200)	(2,190,800)

NET INCOME	$1,779,500	$1,350,800	$4,388,500	$3,218,600

EARNINGS PER SHARE — BASIC	$.34	$.24	$.82	$.58

EARNINGS PER SHARE — DILUTED	$.33	$.24	$.82	$.58

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	5,282,349	5,522,188	5,335,869	5,519,265

WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	5,329,697	5,548,461	5,357,259	5,548,473

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 26, 2009	September 27, 2008
OPERATING ACTIVITIES:
Net income	$4,388,500	$3,218,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	405,200	263,500
Provision for credit losses	1,877,500	1,226,100
Compensation expense related to stock options	576,000	632,300
Gain from sale of marketable securities	(76,700)	—
Gain from disposal of property and equipment	(1,200)	—
Loss from equity investments	61,400	281,700
Deferred initial direct costs, net of amortization	162,900	(297,700)
Change in operating assets and liabilities:
Receivables	412,300	237,000
Income tax receivable/payable	1,368,600	228,400
Inventories	30,700	39,000
Prepaid expenses	624,200	83,400
Other assets	—	(51,700)
Deferred income taxes	1,396,700	—
Accounts payable	25,000	(328,700)
Accrued and other liabilities	(226,700)	228,200
Additions to advance and security deposits	101,300	722,700
Deferred revenue	(15,000)	(82,500)
Net cash provided by operating activities	11,110,700	6,400,300

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	311,500	—
Purchase of marketable securities	(794,900)	—
Proceeds from sale of property and equipment	1,800	—
Purchases of property and equipment	(757,800)	(191,600)
Purchase of equipment for lease contracts	(12,164,800)	(16,845,800)
Principal collections on lease receivables	15,278,000	11,231,000
Net cash provided by (used for) investing activities	1,873,800	(5,806,400)

FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	—	3,000,000
Payments on line of credit	(3,339,400)	(5,221,900)
Proceeds from issuance of subordinated notes	4,964,700	1,399,400
Payments on subordinated notes	(3,197,900)	(1,504,400)
Repurchases of common stock	(2,493,200)	(556,700)
Proceeds from exercises of stock options	50,000	—
Proceeds from discounted lease rentals	428,100	2,912,600
Tax benefits on exercised stock options and warrants	5,500	1,025,500
Net cash provided by (used for) financing activities	(3,582,200)	1,054,500

INCREASE IN CASH AND CASH EQUIVALENTS	9,402,300	1,648,400
Cash and cash equivalents, beginning of period	2,140,000	1,253,000
Cash and cash equivalents, end of period	$11,542,300	$2,901,400

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,720,500	$1,851,200
Cash paid for income taxes	$216,300	$990,500
Non-cash landlord leasehold improvements	$1,072,400	$—

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.     Management’s Interim Financial Statement Representation:

The accompanying consolidated condensed financial statements have been prepared by Winmark Corporation and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The Company has a 52/53 week year which ends on the last Saturday in December.  The information in the consolidated condensed financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements.  The consolidated condensed financial statements and notes are presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q, and therefore do not contain certain information included in the Company’s annual consolidated financial statements and notes.  This report should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

Revenues and operating results for the nine months ended September 26, 2009 are not necessarily indicative of the results to be expected for the full year.

Subsequent events have been evaluated through October 23, 2009, the date of issuance of these financial statements.

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

3.     Investments:

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities as required by Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic (ASC) 320, Investments-Debt and Equity Securities:

	September 26, 2009		December 27, 2008
	Cost	Fair Value	Cost	Fair Value
Equity securities	$1,060,900	$1,191,900	$500,800	$438,300

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive income (loss) are as follows:

	September 26, 2009	December 27, 2008
Unrealized gains	$131,000	$—
Unrealized losses	—	(62,500)
Net unrealized gains (losses)	$131,000	$(62,500)

The Company’s realized gains recognized on sales of available-for-sale marketable securities are as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Realized gains	$75,900	$—	$76,700	$—
Realized losses	—	—	—	—
Net realized gains	$75,900	$—	$76,700	$—

Other Long-Term Investments

The Company has an investment in Tomsten, Inc. (“Tomsten”), the parent company of “Archiver’s” retail chain.  Archiver’s is a retail concept created to help people preserve and enjoy their photographs.  The Company has invested a total of $7.5 million in the purchase of common stock of Tomsten.  The Company’s investment currently represents 18.3% of the outstanding common stock of Tomsten.  As of September 26, 2009, $0.2 million of the Company’s investment, with a current carrying cost of $2.3 million, is attributable to goodwill.  The amount of goodwill was determined by calculating the difference between the Company’s net investment in Tomsten less its pro rata share of Tomsten’s net worth.

Summarized financial information for Tomsten, Inc. is as follows:

	Nine Month Fiscal Period Ended
	Third Quarter 2009	Third Quarter 2008
Net sales	$42,831,200	$47,396,000
Gross profit	21,022,300	23,361,400
Net income (loss) from continuing operations	(302,300)	(1,160,500)
Net income (loss)	(302,300)	(1,160,500)

On October 13, 2004, the Company made a commitment to lend $2.0 million to BridgeFunds Limited at an annual rate of 12% pursuant to several senior subordinated promissory notes.  BridgeFunds Limited advances funds to claimants involved in civil litigation to cover litigation expenses.  At December 27, 2008 and September 26, 2009, the Company had funded the $2.0 million commitment.  In addition, the Company has received a warrant to purchase approximately 257,000 shares of BridgeFunds at $1 per share, which currently represents 6.5% of the equity of BridgeFunds on a fully diluted basis.  On August 23, 2007, in connection with raising capital, BridgeFunds Limited completed a restructuring where all assets and liabilities, including the warrant, were assigned to and assumed by BridgeFunds, LLC.  As of September 26, 2009, the warrants have not been exercised.  On October 22, 2009, the Company entered into a modification agreement with BridgeFunds, LLC, whereby the maturity date of all of the outstanding promissory notes was changed to September 30, 2010, the annual rate of interest on the notes was increased to 15% and monthly prepayments of the principal of such notes in an amount equal to Available Cash Flow (as defined within the modification agreement) is required.  As of September 26, 2009, the $2.0 million investment balance is classified as current based on expected payments from Available Cash Flow.

4.  Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	September 26, 2009	December 27, 2008
Minimum lease payments receivable	$43,257,400	$51,110,200
Estimated residual value of equipment	2,951,600	2,406,500
Unearned lease income net of initial direct costs deferred	(7,120,100)	(8,675,300)
Security deposits	(1,926,500)	(1,707,700)
Allowance for credit losses	(1,112,100)	(1,538,900)
Equipment installed on leases not yet commenced	3,043,400	3,820,200
Total net investment in leases	39,093,700	45,415,000
Less: net investment in leases – current	(16,577,900)	(17,379,700)
Net investment in leases – long-term	$22,515,800	$28,035,300

The Company had $2,304,300 and $974,200 of write-offs, net of recoveries, related to the lease portfolio during the first nine months of 2009 and 2008, respectively.

As of September 26, 2009, no customer had leased assets totaling more than 10% of the Company’s total assets.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2009 and the full fiscal years thereafter as of September 26, 2009:

Fiscal Year	Minimum Lease Payments Receivable	Income Amortization
2009	$5,930,700	$1,506,600
2010	20,689,000	3,924,800
2011	11,531,700	1,364,200
2012	4,326,400	289,200
2013	733,400	34,300
Thereafter	46,200	1,000
	$43,257,400	$7,120,100

During the first nine months of 2009, the Company entered into lease transactions that were classified as sales-type leases in accordance with ASC 840, Leases.

5.  Accounting for Stock-Based Compensation:

ASC 718, Compensation – Stock Compensation requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on the grant date fair value of those awards.  In accordance with ASC 718, this cost is recognized over the period for which an employee is required to provide service in exchange for the award.  ASC 718 requires that the benefits associated with tax deductions in excess of recognized compensation expense be reported as a financing cash flow rather than as an operating cash flow.  Compensation expense of $576,000 and $632,300 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first nine months of 2009 and 2008, respectively.

The Company estimates the fair value of options granted using the Black-Scholes option valuation model.  The Company estimates the volatility of its common stock at the date of grant based on its historical volatility rate, consistent with ASC 718 and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB 107).  The Company’s decision to historical volatility was based upon the lack of actively traded options on its common stock.  The Company estimates the expected term based upon historical option exercises.  The risk-free interest rate assumption is based on observed interest rates for the volatility period.  The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.  For options granted, the Company amortizes the fair value on a straight-line basis.  All options are amortized over the vesting periods.

In accordance with ASC 718, the fair value of each option granted in 2009 and 2008 was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2009	$4.25	2.92%	6	27.1%	none
2008	$5.20 / $5.69 / $3.71	3.36% / 3.04% / 1.77%	6 / 6 / 6	24.4% / 24.7% / 26.0%	none

6.     New Accounting Pronouncements:

Effective December 30, 2007, the Company adopted ASC 820, Fair Value Measurements and Disclosures.  ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  The adoption of ASC 820 did not have a material impact on the Company’s financial condition or results of operations.

ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also describes three levels of inputs that may be used to measure fair value:

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

The Company’s cash and cash equivalents and marketable securities are valued based on Level 1 inputs using quoted prices.  The fair values of the Company’s other long-term investments (described in Note 3) were determined based on Level 3 inputs using a discounted cash flow model.

In February 2008, the FASB issued guidance that delayed the effective date of ASC 820 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company adopted ASC 820 for non-financial assets and non-financial liabilities on December 28, 2008, and such adoption did not have a material impact on the Company’s financial condition or results of operations.

Effective December 30, 2007, the Company adopted the Fair Value Option of ASC 825, Financial Instruments.  ASC 825 permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company did not elect the fair value of accounting option for any of its eligible assets or liabilities; therefore, this adoption had no impact on the Company’s financial condition or results of operations.

In April 2009, the FASB issued guidance that requires interim reporting period disclosure about the fair value of certain financial instruments, effective for interim reporting periods ending after June 15, 2009.  The Company has adopted these disclosure requirements; see Note 3 for disclosures associated with this adoption.  Due to their nature, the carrying value of cash, receivables, payables and debt obligations approximates fair value.

In May 2009, the FASB issued ACS 855, Subsequent Events.  ACS 855 incorporates guidance into accounting literature that was previously addressed only in auditing standards.  The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”.  Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as ‘non-recognized subsequent events”.  It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued.  The disclosure requirements of ASC 855 are effective for interim and annual periods ending after June 15, 2009.  The Company has adopted this new standard.

In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards CodificationTM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  Use of the new Codification is effective for interim and annual periods ending after September 15, 2009.  The Company has used the new Codification in reference to GAAP in this quarterly report on Form 10-Q  and such use has not impacted the consolidated results of the Company.

7.     Earnings Per Share:

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Earnings Per Share - Basic.  The Company calculates Earnings Per Share - Diluted by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options using the treasury stock method.  The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of stock options equivalent to 47,348 shares and 26,273 shares for the three months and 21,390 shares and 29,208 shares for the nine months ended September 26, 2009 and September 27, 2008, respectively.

Options totaling 75,895 and 186,935 shares for the three months and 295,784 and 161,893 shares for the nine months ended September 26, 2009 and September 27, 2008, respectively, were outstanding but were not included in the calculation of Earnings Per Share – Diluted because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be anti-dilutive.

8.     Shareholders’ Equity:

Repurchase of Common Stock

Under the board of directors’ authorization, the Company has the ability to repurchase up to 4,500,000 shares of its common stock, of which all but 391,215 shares have been repurchased.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.  Since inception of stock repurchase activities in November 1995 through September 26, 2009, the Company has repurchased 4,108,785 shares of its stock at an average price of $14.09 per share.  In the first nine months of 2009, the Company repurchased 183,326 shares for an aggregate purchase price of $2,493,200 or $13.60 per share.  These repurchase transactions reduced the dollar amount of common stock on the balance sheet to zero, with the remainder recorded to retained earnings.

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

Stock option activity under the 2001 Plan and Nonemployee Directors Plan as of September 26, 2009 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 27, 2008	548,800	$18.22	7.36	$—
Granted	50,750	13.01
Exercised	(5,000)	10.00
Forfeited	(29,900)	20.11
Outstanding at September 26, 2009	564,650	$17.72	6.92	$1,964,900

Exercisable at September 26, 2009	263,533	$18.49	5.38	$812,400

All unexercised options at September 26, 2009 have an exercise price equal to the fair market value on the date of the grant.

As of September 26, 2009, the Company had $1,290,200 of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average period of approximately 2.5 years.

9.  Long-term Debt:

Line of Credit

On August 12, 2009, the Company amended its Amended and Restated Revolving Credit Agreement (the “Credit Facility”) to reduce the aggregate commitment under the Credit Facility from $55.0 million to $40.0 million (subject to certain borrowing base limitations). As of September 26, 2009, the Company’s borrowing availability under the Credit Facility was $40.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $10.3 million in borrowings outstanding under the Credit Facility bearing interest ranging from 4.58% to 5.76% and having initial terms ranging from three years to five years, leaving $29.7 million available for additional borrowings at September 26, 2009.

The Credit Facility has been and will continue to be used for growing the Company’s leasing business, stock repurchases and general corporate purposes.  The Credit Facility is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Credit Facility).  As of September 26, 2009, the Company was in compliance with all of its financial covenants.

Renewable Unsecured Subordinated Notes

In 2006, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes that was declared effective in June of that year.  In March 2007, the Company filed Post-Effective Amendment No. 2 to the public offering that was declared effective March 30, 2007.  In November 2007, the Company filed Post-Effective Amendment No. 3 to the public offering that was declared effective November 29, 2007.  In March 2008, the Company filed Post-Effective Amendment No. 4 to the public offering that was declared effective March 27, 2008.  In March 2009, the Company filed Post-Effective Amendment No. 5 to the public offering that was declared effective March 27, 2009.  As of September 26, 2009, the Company has $22.6 million outstanding in renewable unsecured subordinated notes.  The table below presents the Company’s outstanding renewable unsecured subordinated notes as of September 26, 2009:

	Original Term	Principal Amount	Weighted Average Interest Rate
Renewable unsecured subordinated notes	3 months	$1,357,600	6.55%
	6 months	546,400	7.26%
	1 year	2,401,100	8.27%
	2 years	4,068,200	9.28%
	3 years	5,302,100	9.95%
	4 years	1,973,500	9.86%
	5 years	5,998,500	10.11%
	10 years	960,500	10.51%
Total		$22,607,900	9.44%

The Company made interest payments of $1,624,300 and $1,495,300 on the renewable unsecured subordinated notes during the first nine months of 2009 and 2008, respectively.  The weighted average initial and remaining terms of the outstanding renewable unsecured subordinated notes are 40 months and 20 months, respectively.

10.  Discounted Lease Rentals

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 5.69% at September 26, 2009 on a non-recourse basis.  In the event of a default by a customer in non-recourse financing, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Company.  As of September 26, 2009, $1.0 million of the $1.8 million liability balance is current.

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

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Revenue:
Franchising	$7,553,200	$7,067,800	$20,796,500	$20,802,900
Leasing	2,271,600	2,060,400	7,116,400	5,920,000
Total revenue	$9,824,800	$9,128,200	$27,912,900	$26,722,900

Reconciliation to operating income:
Franchising segment contribution	$3,886,600	$3,022,800	$8,967,600	$7,375,100
Leasing segment contribution	(699,900)	(412,300)	(872,100)	(932,100)
Total operating income	$3,186,700	$2,610,500	$8,095,500	$6,443,000

Depreciation and amortization:
Leasing	$2,800	$16,600	$39,500	$51,700
Allocated	123,800	75,600	365,700	211,800
Total depreciation and amortization	$126,600	$92,200	$405,200	$263,500

	As of
	September 26, 2009	December 27, 2008
Identifiable assets:
Franchising	$2,750,300	$3,835,100
Leasing	41,619,600	47,500,800
Unallocated	16,540,400	6,773,900
Total	$60,910,300	$58,109,800

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

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of September 26, 2009, we had 911 franchises operating under the Play it Again Sports®, Once Upon A Child®, Plato’s Closet®, Music Go Round® and Wirth Business Credit® brands and had a leasing portfolio of $39.1 million.  Management closely tracks the following criteria to evaluate current business operations and future prospects: franchising revenue, leasing activity, and selling, general and administrative expenses.

Our most profitable sources of franchising revenue are royalties earned from our franchise partners and franchise fees for new store openings and transfers.  During the first nine months of 2009, our royalties increased $1,270,600 or 7.8% compared to the first nine months of 2008.  Franchise fees decreased $540,900 or 40.2% compared to the same period last year.

During the first nine months of 2009, we purchased $12.2 million in equipment for lease contracts compared to $16.7 million in the first nine months of 2008.  The level of equipment purchases for lease contracts continues to be impacted by the unfavorable general economic environment as well as our decision during 2008 to tighten credit standards in our small-ticket financing business in response to these conditions.  Overall, our leasing portfolio (net investment in leases – current and long-term) decreased to $39.1 million at September 26, 2009 from $45.4 million at December 27, 2008.  Revenue generated from our leasing activities was $7.1 million compared to $5.9 million in the same period last year, an increase of 20.2%.  (See Note 11 – “Segment Reporting”).  Our earnings are also impacted by credit losses.  During the first nine months of 2009, our provision for credit losses increased to $1.9 million from $1.2 million in the first nine months of 2008, as we continued to experience a higher level of net write-offs and delinquencies, primarily in the small-ticket financing business portion of our leasing segment.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first nine months of 2009, selling, general and administrative expense decreased $688,500 or 4.6%, compared to the first nine months of 2008.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first nine months ended September 26, 2009:

					NINE MONTHS ENDING 9/26/09
	TOTAL 12/27/08	OPENED	CLOSED	TOTAL 9/26/09	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Play It Again Sports® Franchises - US and Canada	364	4	(23)	345	13	12

Once Upon A Child® Franchises - US and Canada	229	11	(7)	233	18	16

Plato’s Closet® Franchises - US and Canada	241	23	(3)	261	4	4

Music Go Round® Franchises - US	36	0	(1)	35	4	4

Total Franchised Stores	870	38	(34)	874	39	36

Wirth Business Credit® Territories - US	54	0	(17)	37	0	0
Total Franchises/Territories	924	38	(51)	911	39	36

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the first nine months of 2009, we renewed 36 franchise agreements of the 39 franchise agreements up for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Revenue:
Royalties	65.2%	62.9%	63.2%	61.3%
Leasing income	23.1	22.6	25.5	22.2
Merchandise sales	6.0	8.5	6.8	10.0
Franchise fees	4.3	4.7	2.9	5.0
Other	1.4	1.3	1.6	1.5
Total revenues	100.0	100.0	100.0	100.0

Cost of merchandise sold	(5.8)	(8.0)	(6.5)	(9.6)
Leasing expense	(5.6)	(5.1)	(6.3)	(5.3)
Provision for credit losses	(8.7)	(6.3)	(6.7)	(4.6)
Selling, general and administrative expenses	(47.5)	(52.0)	(51.5)	(56.4)
Income from operations	32.4	28.6	29.0	24.1
Loss from equity investments	(0.6)	(1.6)	(0.2)	(1.1)
Interest expense	(3.2)	(3.4)	(3.6)	(3.7)
Interest and other income	1.8	1.3	1.2	0.9
Income before income taxes	30.4	24.9	26.4	20.2
Provision for income taxes	(12.3)	(10.1)	(10.7)	(8.2)
Net income	18.1%	14.8%	15.7%	12.0%

Comparison of Three Months Ended September 26, 2009 to Three Months Ended September 27, 2008

Revenue

Revenues for the quarter ended September 26, 2009 totaled $9.8 million compared to $9.1 million for the comparable period in 2008.

Royalties and Franchise Fees

Royalties increased to $6.4 million for the third quarter of 2009 from $5.7 million for the same period of 2008, an 11.6% increase.  The increase was due to higher Plato’s Closet® and Once Upon A Child® royalties of $569,900 and $209,000, respectively, partially offset by lower Play It Again Sports® royalties of $102,200.  The increase in Plato’s Closet® and Once Upon A Child® royalties is primarily due to having 28 additional Plato’s Closet® franchise stores in the third quarter of 2009 compared to the same period last year and higher franchisee retail sales in both brands.

Franchise fees were $419,600 for the third quarter of 2009 compared to $431,900 for the same period of 2008.

Leasing Income

Leasing income increased to $2,271,600 for the third quarter of 2009 compared to $2,060,400 for the same period in 2008, a 10.3% increase.  The increase is due to increased sales of equipment.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (together, “Direct Franchisee Sales”).  Direct Franchisee Sales decreased 23.6% to $593,800 for the third quarter of 2009 from $777,600 for the same period last year.  This is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having 20 fewer Play It Again Sports® stores open at September 26, 2009 than one year ago.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold decreased 22.0% to $569,700 for the third quarter of 2009 from $730,800 for the same period last year.  The decrease was primarily due to a decrease in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the third quarter of 2009 and 2008 was 95.9% and 94.0%, respectively.

Leasing Expense

Leasing expense increased to $548,000 for the third quarter of 2009 compared to $471,000 for the third quarter of 2008.  The increase is primarily due to the associated cost of increased equipment sales discussed above.

Provision for Credit Losses

Provision for credit losses increased to $853,600 for the third quarter of 2009 compared to $571,800 for the third quarter of 2008.  The increase is primarily due to a higher level of net write-offs and delinquencies in our leasing segment.

Selling, General and Administrative

The $77,300, or 1.6%, decrease in selling, general and administrative expenses in the third quarter of 2009 compared to the same period in 2008 is primarily due to a decrease in advertising expenses.

Loss from Equity Investments

During the third quarter of 2009 and 2008, we recorded losses of $57,300 and $145,200 respectively, from our investment in Tomsten (representing our pro-rata share of losses for the periods).

Income Taxes

The provision for income taxes was calculated at an effective rate of 40.5% for the third quarter of 2009 and 2008, respectively.

Comparison of Nine Months Ended September 26, 2009 to Nine Months Ended September 27, 2008

Revenue

Revenues for the first nine months of 2009 totaled $27.9 million compared to $26.7 million for the comparable period in 2008.

Royalties and Franchise Fees

Royalties increased to $17.6 million for the first nine months of 2009 from $16.4 million for the first nine months of 2008, a 7.8% increase.  The increase was due to higher Plato’s Closet® and Once Upon A Child® royalties of $1,339,200 and $530,300, respectively, partially offset by lower Play It Again Sports® royalties of $570,700.  The increase in Plato’s Closet® and Once Upon A Child® royalties is primarily due to having 28 additional Plato’s Closet® franchise stores in the first nine months of 2009 compared to the same period last year and higher franchisee retail sales in both brands.

Franchise fees decreased to $804,600 for the first nine months of 2009 compared to $1,345,500 for the first nine months of 2008, primarily as a result of opening 25 fewer franchise territories in the 2009 period compared to the same period in 2008.

Leasing Income

Leasing income increased to $7,116,400 for the first nine months of 2009 compared to $5,920,000 for the same period in 2008, a 20.2% increase.  The increase is primarily due to the classification of certain leases as sales-type leases in accordance with ASC 840, Leases.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports® buying group, or through our Computer Support Center (together, “Direct Franchisee Sales”).  Direct Franchisee Sales decreased 29.3% to $1,898,500 for the first nine months of 2009 from $2,685,400 for the same period last year.  This is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having 20 fewer Play It Again Sports® stores open at September 26, 2009 than one year ago.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold decreased 29.2% to $1,816,700 for the first nine months of 2009 from $2,565,400 for the same period last year.  The decrease was primarily due to a decrease in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first nine months of 2009 and 2008 was 95.7% and 95.5%, respectively.

Leasing Expense

Leasing expense increased to $1,743,300 for the first nine months of 2009 compared to $1,420,000 for the first nine months of 2008.  The increase is primarily due to the classification of certain leases as sales-type leases in accordance with ASC 840.

Provision for Credit Losses

Provision for credit losses increased to $1,877,500 for the first nine months of 2009 compared to $1,226,100 for the first nine months of 2008.  The increase is primarily due to a higher level of net write-offs and delinquencies, primarily in the small-ticket financing business portion of our leasing segment.

Selling, General and Administrative

The $688,500, or 4.6%, decrease in selling, general and administrative expenses in the first nine months of 2009 compared to the same period in 2008 is primarily due to a decrease in advertising expenses.

Loss from Equity Investments

During the first nine months of 2009 and 2008, we recorded losses of $61,400 and $281,700, respectively, from our investment in Tomsten (representing our pro-rata share of losses for the periods).

Income Taxes

The provision for income taxes was calculated at an effective rate of 40.5% for the first nine months of 2009 and 2008, respectively.

Segment Comparison of Three Months Ended September 26, 2009 to

Three Months Ended September 27, 2008

Franchising segment operating income

The franchising segment’s operating income for the third quarter of 2009 increased by $863,600, or 28.6%, to $3.9 million from $3.0 million for the third quarter of 2008. The increase in segment operating income was primarily due to increased royalty revenues and lower selling, general and administrative expenses, mainly advertising expenses.

Leasing segment operating loss

The leasing segment’s operating loss for the third quarter of 2009 increased by $287,600 to a loss of ($699,900) compared to a loss of ($412,300) during the third quarter of 2008.  The increase in loss was primarily due to an increase in provision for credit losses of $281,800.

Segment Comparison of Nine Months Ended September 26, 2009 to

Nine Months Ended September 27, 2008

Franchising segment operating income

The franchising segment’s operating income for the first nine months of 2009 increased by $1,592,500, or 21.6%, to $9.0 million from $7.4 million for the first nine months of 2008. The increase in segment operating income was primarily due to increased royalty revenues and lower selling, general and administrative expenses, mainly advertising expenses.

Leasing segment operating loss

The leasing segment’s operating loss for the first nine months of 2009 decreased by $60,000 to a loss of ($872,100) compared to a loss of ($932,100) during the first nine months of 2008.  This improvement was primarily due to a $1,196,000 increase in leasing income, partially offset an increase in provision for credit losses of $651,400 and a $323,300 increase in leasing expense.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the statement of operations that affect our liquidity include non-cash items for depreciation, compensation expense related to stock options and loss from and impairment of equity investments.  The most significant component of the balance sheet that affects liquidity is investments.  Investments include $4.3 million of investments in two private companies: Tomsten, Inc. and BridgeFunds, LLC.

We ended the third quarter of 2009 with $11.5 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 1.7 to 1.0 compared to $2.9 million in cash and cash equivalents and a current ratio of 1.3 to 1.0 at the end of the third quarter of 2008.

Operating activities provided $11.1 million of cash during the first nine months of 2009 compared to $6.4 million during the same period last year.  Cash provided by operating assets and liabilities include an increase in deferred and current income taxes of $2.8 million, primarily due to tax depreciation on lease equipment purchases. Receivables provided cash of $412,300, primarily due to an improvement in royalty collections and a reduction in Direct Franchisee Sales.

Investing activities provided $1.9 million of cash during the first nine months of 2009 compared to $5.8 million used during the same period of 2008.  The 2009 activities consisted primarily of the purchase of equipment for lease contracts of $12.2 million and collections on lease receivables of $15.2 million.

Financing activities used $3.6 million of cash during the first nine months of 2009 compared to $1.1 million provided during the same period of 2008.  The 2009 activities consisted primarily of net proceeds from subordinated notes and discounted lease rentals of $2.2 million, net payments of $3.3 million on the line of credit and $2.5 million used to purchase 183,326 shares of our common stock.

As of September 26, 2009, we had no off balance sheet arrangements.

On August 12, 2009, the Company amended its Amended and Restated Revolving Credit Agreement (the “Credit Facility”) to reduce the aggregate commitment under the Credit Facility from $55 million to $40.0 million (subject to certain borrowing base limitations). As of September 26, 2009, the Company’s borrowing availability under the Credit Facility was $40.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $10.3 million in borrowings outstanding under the Credit Facility bearing interest ranging from 4.58% to 5.76% and having initial terms ranging from three years to five years, leaving $29.7 million available for additional borrowings at September 26, 2009.

The Credit Facility has been and will continue to be used for growing our leasing business, stock repurchases and general corporate purposes.  The Credit Facility is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Credit Facility).  As of September 26, 2009, we were in compliance with all of our financial covenants.

On April 19, 2006, we announced the filing of a “shelf registration” on Form S-1 registration statement with the Securities and Exchange Commission for the sale of up to $50 million of renewable subordinated unsecured notes with maturities from three months to ten years.  In June 2006, the Form S-1 registration became effective.  In March 2007, we filed Post-Effective Amendment No. 2 to the public offering that was declared effective March 30, 2007.  In November 2007, we filed Post-Effective Amendment No. 3 to the public offering that was declared effective November 29, 2007.  In March 2008, we filed Post-Effective Amendment No. 4 to the public offering that was declared effective March 27, 2008.  In March 2009, we filed Post-Effective Amendment No. 5 to the public offering that was declared effective March 27, 2009.  We have in the past and continue to intend to use the net proceeds from the offering to pay down our credit facility, expand our leasing portfolio, to make acquisitions, to repurchase common stock and for other general corporate purposes.  As of September 26, 2009, $32.3 million of the renewable subordinated notes have been sold.

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

Revenue Recognition – Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performances of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first nine months of 2009, the Company collected $49,100 more than it estimated at December 27, 2008.  As of September 26, 2009, the Company’s royalty receivable was $1,010,900.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet.  As of September 26, 2009, deferred franchise fees were $740,800.

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

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial markets risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  The Company currently has available a $40.0 million line of credit with Bank of America, N.A. and The PrivateBank and Trust Company.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (less than six months) or the bank’s index rate for borrowings one year or greater.  The Company had $10.3 million of debt outstanding at September 26, 2009 under this line of credit, all of which was in the form of fixed rate borrowings in excess of one year and therefore was not subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates only in the event that it were to borrow additional amounts under this facility with interest rates based on the bank’s base rate or LIBOR.  With the Company’s current borrowings, a one percent increase in short-term rates would have no impact on annual pretax earnings.  The Company had no interest rate derivatives in place at September 26, 2009.

Approximately $16,300 of the Company’s cash and cash equivalents at September 26, 2009 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Although the Company conducts business in foreign countries, international operations are not material to its consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to the Company’s results of operations for the nine months ended September 26, 2009.  Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on its future costs or on future cash flows it would receive from its foreign activity.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan(2)
December 28, 2008 to January 31, 2009	33,795	$11.94	33,795	40,746
February 1, 2009 to February 28, 2009	7,424	10.27	7,424	533,322
March 1, 2009 to March 28, 2009	46,722	9.12	46,722	486,600
March 29, 2009 to May 2, 2009	13,676	12.25	13,676	472,924
May 3, 2009 to May 30, 2009	16,813	13.28	16,813	456,111
May 31, 2009 to June 27, 2009	12,591	15.24	12,591	443,520
June 28, 2009 to August 1, 2009	14,465	17.70	14,465	429,055
August 2, 2009 to August 29, 2009	25,937	19.27	25,937	403,118
August 30, 2009 to September 26, 2009	11,903	20.90	11,903	391,215
Total	183,326	$13.60	183,326	391,215

(1)

The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date. The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 4,500,000 shares, of which 391,215 may still be repurchased.

(2)	On February 26, 2009, the Board of Directors authorized a 500,000 share repurchase.

ITEM 3:  Defaults Upon Senior Securities

None.

ITEM 4:   Submission of Matters to a Vote of Security Holders

None.

ITEM 5:  Other Information

On October 22, 2009, the Company entered into a modification agreement with BridgeFunds, LLC, whereby the maturity date of $2.0 million of aggregate indebtedness under four outstanding promissory notes was changed to September 30, 2010, the annual rate of interest on the notes was increased to 15% and monthly prepayments of the principal of such notes in an amount equal to Available Cash Flow (as defined within the modification agreement) is required.  This event would have been disclosed on Form 8-K as an amendment to a material agreement, but is being disclosed under this Item 5 of Form 10-Q.  A copy of the modification agreement is attached to this Form 10-Q as Exhibit 10.2. The foregoing summary of the modification agreement does not purport to be complete and is qualified by reference to the modification agreement which is filed as Exhibit 10.2 hereto and incorporated by reference herein.

ITEM 6:   Exhibits

3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)

3.2	By-laws, as amended and restated to date (Exhibit 3.2)(2)

10.1

First Amendment to Amended and Restated Revolving Credit Agreement by and among Winmark Corporation and its Subsidiaries, Bank of America, N.A. (as successor by merger to LaSalle Bank National Association) and The PrivateBank and Trust Company, dated August 12, 2009.*+

10.2	Modification Agreement by and between Winmark Corporation and BridgeFunds, LLC dated October 22, 2009.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed Herewith

+ Material has been omitted pursuant to a request for confidential treatment and the material has been filed separately.

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 23, 2009	By:	/s/ John L. Morgan
John L. Morgan Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: October 23, 2009	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 26, 2009

ITEM 6:   Exhibits

3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)

3.2	By-laws, as amended and restated to date (Exhibit 3.2)(2)

10.1

First Amendment to Amended and Restated Revolving Credit Agreement by and among Winmark Corporation and its Subsidiaries, Bank of America, N.A. (as successor by merger to LaSalle Bank National Association) and The PrivateBank and Trust Company, dated August 12, 2009.*+

10.2	Modification Agreement by and between Winmark Corporation and BridgeFunds, LLC dated October 22, 2009.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed Herewith

+ Material has been omitted pursuant to a request for confidential treatment and the material has been filed separately.

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.