Form 10-Q/A
period 2009-09-26
WINMARK CORP
filed 2010-01-08
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

WINMARK CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) is being filed to amend our Form 10-Q for the quarter ended September 26, 2009 filed with the Securities and Exchange Commission on October 23, 2009 (the “Original Filing”).  The sole purpose of this Amendment is to include a new certification under Exhibit 31.2 containing a conformed signature that was inadvertently not included on Exhibit 31.2 to the Original Filing.

Except for the foregoing, no other changes have been made to the Original Filing, and this Amendment does not modify or update any other information in the Original Filing.  Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing and our filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

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

4.     Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	September 26, 2009	December 27, 2008
Minimum lease payments receivable	$43,257,400	$51,110,200
Estimated residual value of equipment	2,951,600	2,406,500
Unearned lease income net of initial direct costs deferred	(7,120,100)	(8,675,300)
Security deposits	(1,926,500)	(1,707,700)
Allowance for credit losses	(1,112,100)	(1,538,900)
Equipment installed on leases not yet commenced	3,043,400	3,820,200
Total net investment in leases	39,093,700	45,415,000
Less: net investment in leases — current	(16,577,900)	(17,379,700)
Net investment in leases — long-term	$22,515,800	$28,035,300

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

5.     Accounting for Stock-Based Compensation:

ASC 718, Compensation — Stock Compensation requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on the grant date fair value of those awards.  In accordance with ASC 718, this cost is recognized over the period for which an employee is required to provide service in exchange for the award.  ASC 718 requires that the benefits associated with tax deductions in excess of recognized compensation expense be reported as a financing cash flow rather than as an operating cash flow.  Compensation expense of $576,000 and $632,300 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first nine months of 2009 and 2008, respectively.

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

During the first nine months of 2009, we purchased $12.2 million in equipment for lease contracts compared to $16.7 million in the first nine months of 2008.  The level of equipment purchases for lease contracts continues to be impacted by the unfavorable general economic environment as well as our decision during 2008 to tighten credit standards in our small-ticket financing business in response to these conditions.  Overall, our leasing portfolio (net investment in leases — current and long-term) decreased to $39.1 million at September 26, 2009 from $45.4 million at December 27, 2008.  Revenue generated from our leasing activities was $7.1 million compared to $5.9 million in the same period last year, an increase of 20.2%.  (See Note 11 — “Segment Reporting”).  Our earnings are also impacted by credit losses.  During the first nine months of 2009, our provision for credit losses increased to $1.9 million from $1.2 million in the first nine months of 2008, as we continued to experience a higher level of net write-offs and delinquencies, primarily in the small-ticket financing business portion of our leasing segment.

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

ITEM 6:   Exhibits

3.1                                 Articles of Incorporation, as amended (Exhibit 3.1)(1)

3.2                                 By-laws, as amended and restated to date (Exhibit 3.2)(2)

10.1                           First Amendment to Amended and Restated Revolving Credit Agreement by and among Winmark Corporation and its Subsidiaries, Bank of America, N.A. (as successor by merger to LaSalle Bank National Association) and The PrivateBank and Trust Company, dated August 12, 2009.(3)

10.2                           Modification Agreement by and between Winmark Corporation and BridgeFunds, LLC dated October 22, 2009.(3)

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

(3)                                  Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the third quarter ended September 26, 2009, originally filed with the Securities and Exchange Commission on October 23, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 8, 2010	By:	/s/ John L. Morgan
John L. Morgan
Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: January 8, 2010	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug
Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 26, 2009

ITEM 6:   Exhibits

3.1                                 Articles of Incorporation, as amended (Exhibit 3.1)(1)

3.2                                 By-laws, as amended and restated to date (Exhibit 3.2)(2)

10.1                           First Amendment to Amended and Restated Revolving Credit Agreement by and among Winmark Corporation and its Subsidiaries, Bank of America, N.A. (as successor by merger to LaSalle Bank National Association) and The PrivateBank and Trust Company, dated August 12, 2009.(3)

10.2                           Modification Agreement by and between Winmark Corporation and BridgeFunds, LLC dated October 22, 2009.(3)

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

(3)                                  Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the third quarter ended September 26, 2009, originally filed with the Securities and Exchange Commission on October 23, 2009.