Form 10-K
period 2009-12-26
WINMARK CORP
filed 2010-03-11
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2009, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one): (Do not check if a smaller reporting company)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, of the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $30,326,345.

Shares of no par value Common Stock outstanding as of March 8, 2010: 5,122,233 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 28, 2010 have been incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

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

We operate a middle-market equipment leasing business through our wholly owned subsidiary, Winmark Capital Corporation.  Our middle-market leasing business serves large and medium-sized businesses and focuses on technology-based assets which typically cost more than $250,000.  The businesses we target generally have annual revenue of $50 million or more.  We generate middle-market equipment leases primarily through business alliances, equipment vendors and directly from customers.

We also operate a small-ticket financing business through our wholly owned subsidiary, Wirth Business Credit, Inc. (formerly known as Winmark Business Solutions, Inc.).  Our small-ticket financing business serves small businesses and focuses on assets which generally have a cost of $5,000 to $250,000.  We generate financing business directly from customers, and also through our Wirth Business Credit franchisees.

Our significant assets are located within the United States, and we generate all revenues from United States operations other than franchising revenues from Canadian operations of approximately $1.8 million, $2.0 million and $2.0 million for 2009, 2008 and 2007, respectively.  For additional financial information, please see Item 6 — Selected Financial Data and Item 8 — Financial Statements and Supplementary Data.   We were incorporated in Minnesota in 1988.

Franchise Operations

Our four retail brands with their fiscal year 2009 system-wide sales, defined as estimated revenues generated by all franchise owned locations, are summarized as follows:

Play It Again Sports® - $222 million.

We began franchising the Play It Again Sports brand in 1988.  Play It Again Sports franchises sell, buy, trade and consign used and new sporting goods, equipment and accessories for a variety of athletic activities including hockey, wheeled sports (in-line skating, skateboards, etc.), fitness, ski/snowboard, golf and baseball/softball.  The franchises offer a flexible mix of merchandise that is adjusted to adapt to seasonal and regional differences.  Play It Again Sports is known for providing high value to the customer by offering a mix of new and used sporting goods.  For the years ended 2009, 2008 and 2007, Play It Again Sports contributed royalties and franchise fees of $9.1 million, $9.8 million and $10.4 million, respectively.   As a percentage of consolidated revenues for 2009, 2008 and 2007, these amounts equaled 24.3%, 27.6% and 33.3%, respectively.

Plato’s Closet® - $206 million.

We began franchising the Plato’s Closet brand in 1999.  Plato’s Closet franchises sell and buy used clothing and accessories geared toward the teenage and young adult market.  Customers have the opportunity to sell their used items to a Plato’s Closet franchise when gently-used or outgrown and to purchase quality used clothing and accessories at prices lower than new merchandise.  For the years ended 2009, 2008 and 2007, Plato’s Closet contributed royalties and franchise fees of $8.5 million, $6.9 million and $5.4 million, respectively.  As a percentage of consolidated revenues for 2009, 2008 and 2007, these amounts equaled 22.8%, 19.5% and 17.2%, respectively.

Once Upon A Child® - $154 million.

We began franchising the Once Upon A Child brand in 1993.  Once Upon A Child franchises sell and buy used and new children’s clothing, toys, furniture, equipment and accessories.  This brand primarily targets cost-conscious parents of children ages infant to 10 years with emphasis on children ages seven years old and under.  These customers have the opportunity to sell their used children’s items to a Once Upon A Child franchise when outgrown and to purchase quality used children’s clothing, toys, furniture and equipment at prices lower than new merchandise.  New merchandise is offered to supplement the used merchandise.  For the years ended 2009, 2008 and 2007, Once Upon A Child contributed royalties and franchise fees of $6.4 million, $5.7 million, and $5.4 million, respectively.  As a percentage of consolidated revenues for 2009, 2008 and 2007, these amounts equaled 17.1%, 16.0% and 17.3%, respectively.

Music Go Round® - $25 million.

We began franchising the Music Go Round brand in 1994.  Music Go Round franchises sell, buy, trade and consign used and new musical instruments, speakers, amplifiers, music-related electronics and related accessories for parents of children who play musical instruments, as well as professional and amateur musicians.  For the years ended 2009, 2008 and 2007, Music Go Round contributed royalties and franchise fees of $0.8 million each year.  As a percentage of consolidated revenues for 2009, 2008 and 2007, these amounts equaled 2.0%, 2.2% and 2.4%, respectively.

Wirth Business Credit®

We began franchising the Wirth Business Credit business in 2006.  The Wirth Business Credit brand franchises leasing and financing services businesses that provide franchisees an array of small-ticket equipment leasing and financing options funded through Winmark or its affiliates to offer to customers for business essential equipment and assets.  Wirth Business Credit franchisees are paid a transaction fee for each leasing or financing transaction funded through Winmark or its affiliates, and as such Winmark Corporation does not receive royalties from Wirth Business Credit franchisees.

The following table presents a summary of our franchising activity for the fiscal year ended December 26, 2009:

	TOTAL 12/27/08	OPENED	CLOSED	TOTAL 12/26/09	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS	% RENEWED
Play It Again Sports
Franchises - US and Canada	364	6	(29)	341	15	15	100%

Plato’s Closet
Franchises - US and Canada	241	30	(4)	267	11	11	100%

Once Upon A Child
Franchises - US and Canada	229	13	(7)	235	22	20	91%

Music Go Round
Franchises - US	36	0	(2)	34	4	4	100%

Total Franchised Stores	870	49	(42)	877	52	50	96%

Wirth Business Credit
Territories - US	54	0	(17)	37	—	—	N/A
Total Franchises/Territories	924	49	(59)	914	52	50	96%

Retail Brands Franchising Overview

We use franchising as a business method of distributing goods and services through our retail brands to consumers.  We also use franchising as a method to originate small-ticket leasing transactions with our Wirth Business Credit franchises.  We discuss our Wirth Business Credit franchise system in the Equipment Leasing Operations subsection of this Business section.  We, as franchisor, own a retail business brand, represented by a service mark or similar right, and an operating system for the franchised business.  We then enter into franchise agreements with franchisees and grant the franchisee the right to use our business brand, service marks and operating system to manage a retail business.  Franchisees are required to operate their retail businesses according to the systems, specifications, standards and formats we develop for the business brand.  We train the franchisees how to operate the franchised business.  We also provide continuing support and service to our franchisees.

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

•                  supporting Wirth Business Credit and Winmark Capital; and

•                  pursuing new business opportunities.

Offering Value-Oriented Merchandise

Our retail brands provide value to consumers by purchasing and reselling used merchandise that consumers have outgrown or no longer use at substantial savings from the price of new merchandise.  Our retail brands also offer value-priced new merchandise.  By offering a combination of high-quality used and value-priced new merchandise, we benefit from consumer demand for value-oriented retailing.  In addition, we believe that among national retail operations our retail store brands provide a unique source of value to consumers by purchasing used merchandise.  We also believe that the strategy of buying used merchandise increases consumer awareness of our retail brands.

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

At December 26, 2009, we had 46 signed retail franchise agreements that are expected to open in 2010.

We began franchising in Canada in 1991 and, as of December 26, 2009, had 62 franchised retail stores open in Canada.  The Canadian retail stores are operated by franchisees under agreements substantially similar to those used in the United States.

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

Purchasing

During training each franchisee is taught how to evaluate, purchase and price used goods.  In addition to purchasing used products from customers who bring merchandise to the store, the franchisee is also encouraged to develop sources for purchasing used merchandise in the community.  Franchisees typically do not repair or recondition used products, but rather, purchase quality used merchandise that may be put directly on display for resale on an ‘as is’ basis.  We have developed specialized computer point-of-sale systems for Once Upon A Child and Plato’s Closet stores that provide the franchisee with standardized pricing information to assist in the purchasing of used items.  Play It Again Sports, Once Upon A Child and Music Go Round also use buying guides and the point-of-sale system to assist franchisees in pricing used items.

We provide centralized buying services, which on a limited basis include credit and billing for the Play It Again Sports franchisees.  Upon credit approval, Play It Again Sports franchisees may order through the buying group, in which case, product is shipped directly to the store by the vendor.  We are invoiced by the vendor, and in turn, we invoice the franchisee adding a 4% service fee to cover our costs of operating the buying group.  Our Play It Again Sports franchise system uses several major vendors including Horizon Fitness, Nautilus, Wilson Sporting Goods, Champro Sporting Goods, Easton-Bell Sports, RBK CCM Hockey and Bauer Hockey.   The loss of any of the above vendors would change the vendor mix, but not significantly change our products offered.  The amount of product being sold through the buying group has significantly decreased over the past few years as a result of our strategic decision to have more franchisees purchase merchandise directly from vendors.

To provide the franchisees of our Once Upon A Child and Music Go Round systems a source of affordable new product, we have developed relationships with our significant vendors and negotiated prices for our franchisees to take advantage of the buying power a franchise system brings.

Our typical Once Upon A Child franchised store purchases approximately 30% of its new product from Graco, Million Dollar Baby and Dorel Juvenile Group.  The loss of any of the above vendors would change the vendor mix, but not significantly change our products offered.

There are no significant vendors to our typical Plato’s Closet franchised store.

Retail Advertising and Marketing

We encourage our franchisees to implement a marketing program that includes one or more of the following: television, radio, direct mail, point-of-purchase materials, in store signage and local store marketing programs.  Through these mediums, we advertise that we buy, sell and trade used and new items.  Franchisees of the respective retail brands are required to spend the following minimum percentage of their gross sales on approved advertising and marketing: Play It Again Sports - 5%, Plato’s Closet - 5%, Once Upon A Child - 5% and Music Go Round - 5%.  In addition, Play It Again Sports, Plato’s Closet, Once Upon A Child and Music Go Round are required to pay us an annual marketing fee.  Franchisees may be required to participate in regional cooperative advertising groups.

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

The Retail Franchise Agreement

We enter into franchise agreements with our franchisees.  The following is a summary of certain key provisions of our current standard retail brand franchise agreement.  Except as noted, the franchise agreements used for each of our retail brands are generally the same.  The Franchise Agreement signed by Wirth Business Credit franchisees is described in the Wirth Business Credit Franchise System subsection of this Business section.

Each franchisee must execute our franchise agreement and pay an initial franchise fee.  At December 26, 2009, the franchise fee for all brands was $25,000 for an initial store in the U.S. and $30,000CAD for an initial store in Canada.  Once a franchisee opens its initial store, it can open additional stores, in any brand, by paying a $15,000 franchise fee for a store in the U.S. and $18,000CAD for a store in Canada, provided an acceptable territory is available and the franchisee meets the brand’s additional store standards.  The franchise fee for our initial retail store and additional retail store in Canada is based upon the exchange rate applied to the United States fee on the last business day of the preceding fiscal year.  The franchise fee in March 2010 for an initial retail store in Canada will be $26,000CAD, and an additional retail store in Canada will be $16,000CAD.   Typically, the franchisee’s initial store is open for business between eight and ten months from the date the franchise agreement is signed.  The franchise agreement has an initial term of 10 years, with subsequent 10-year renewal periods, and grants the franchisee an exclusive geographic area, which will vary in size depending upon population, demographics and other factors.  Under current franchise agreements, franchisees of the respective brands are required to pay us weekly continuing fees (royalties) equal to the percentage of gross sales outlined in their Franchise Agreements, generally ranging from 4% to 5% for Play It Again Sports, Plato’s Closet and Once Upon A Child and 3% for Music Go Round.

Each Franchisee is required to pay us an annual marketing fee of between $500 and $1,000.  Each new or renewing Play It Again Sports, Plato’s Closet, Once Upon A Child and Music Go Round franchisee is required to spend 5% of its gross sales for advertising and promoting its franchised store.  Existing franchisees with older Franchise Agreements may only be required to spend 3% to 4% of their gross sales on advertising and promotion.  Currently, for all of the retail brands except Play It Again Sports, we have the option to increase the minimum advertising expenditure requirement from 5% to 6% of the franchisee’s gross sales, of which up to 2% would be paid to us as an advertising fee for deposit into an advertising fund.  While we currently do not have the option to increase the advertising expenditure requirement for Play It Again Sports franchisees, we may also require those franchisees to pay 2% of their gross sales into an advertising fund.  This fund, if initiated, would be managed by us and would be used for advertising and promotion of the franchise system.

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

In 2009, 15 Play It Again Sports franchise agreements expired.  Of those franchise relationships, 15 were renewed with the signing of a new 10-year franchise agreement.  In 2010, 2011 and 2012, 25, 53 and 76 Play It Again Sports franchise agreements will expire, respectively.

In 2009, 11 of our Plato’s Closet franchise agreements expired.  Of those franchise relationships, 11 were renewed with the signing of a new 10-year franchise agreement. In 2010, 2011 and 2012, 22, 23 and 30 Plato’s Closet franchise agreements will expire, respectively.

In 2009, 22 Once Upon A Child franchise agreements expired.  Of those franchise relationships, 20 were renewed with the signing of a new 10-year franchise agreement.  In 2010, 2011 and 2012, 20, 7 and 3 Once Upon A Child franchise agreements will expire, respectively.

In 2009, 4 Music Go Round franchise agreements expired. Of those franchise relationships, 4 were renewed with the signing of a new 10-year franchise agreement.  In 2010, 2011 and 2012, 1, 0, and 0 Music Go Round franchise agreements will expire, respectively.

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

Our Play It Again Sports franchisees compete with large retailers such as Dick’s Sporting Goods, The Sports Authority as well as regional and local sporting goods stores.  We also compete with Target  and Wal-Mart .

Our Plato’s Closet franchise stores primarily compete with specialty apparel stores such as Gap, Abercrombie & Fitch, Old Navy, Banana Republic and The Limited.  We compete with one other franchisor in the teenage clothing retail market.

Our Once Upon A Child franchisees compete primarily with large retailers such as Babies “R” Us, Wal-Mart, Target and various specialty children’s retail stores such as Gap Kids. We compete with one other franchisor in the specialty children’s retail market.

Our Music Go Round franchise stores compete with large musical instrument retailers such as Guitar Center and Sam Ash Music.  We do not believe we compete with any other franchisor directly in the used and new musical instrument market.

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

Wirth Business Credit Franchise System

We franchise the right to operate a small business equipment leasing and finance business under the brand Wirth Business Credit.  Franchisees in the Wirth Business Credit franchise system market and sell small business equipment leasing and financing services offered by us.

Attracting Franchisees

Our franchise marketing program for Wirth Business Credit seeks to attract prospective franchisees with a desire to operate their own sales and marketing business who:

•                  have a sufficient net worth;

•                  have prior sales or small business experience; and

•                  intend to be integrally involved in the operation of the franchise.

During 2009, we did not open additional Wirth Business Credit territories, and we do not anticipate opening additional territories in 2010.

Franchise Support

As a franchisor of Wirth Business Credit, our lease originations volume depends heavily on our ability to support competitive and successful Wirth Business Credit franchisees.  We emphasize the following areas of franchise support and assistance in our Wirth Business Credit franchise system:

•                  Training;

•                  Marketing; and

•                  Ongoing Support.

Training

Each franchisee, along with any hired salespersons, must attend our training program prior to commencing operations.  Soon after signing the franchise agreement, a Wirth Business Credit franchisee is required to participate in our training program.  We begin with pre-training.  At pre-training, we cover, among other topics, sales basics, owning your own business and valuation.  Our franchisees next come to our headquarters for a week-long training session.  This week-long training session covers the basics of leasing, market orientation, lead generation, selling to vendors, owning your own business, business planning, credit basics, marketing, computer and software training and the nature of our franchise relationship.

After the initial week of training, we continue to support our Wirth Business Credit franchisees.  We provide sales support to our franchisees through a dedicated territory manager.  The territory manager provides the opportunity for each franchisee to work together on monthly sales planning and analysis.

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

Ongoing Support

In addition to receiving support from their territory manager, an operations manager supports franchisees by expediting the lease transaction process.  The operations manager ensures credit applications are complete, interfaces with the credit department, manages vendor communications and documents transactions a Wirth Business Credit franchisee submits.  We also provide any changes to the franchise system to our franchisees as they are available.  We provide all updates to our Operations Manual to franchisees.  We continue to develop marketing materials to assist franchisees in the generation of financing transactions.

Computer and Software

We require our franchisees to use our proprietary computer system.  This computer system allows our franchisees to submit and track leasing transactions.  It also allows us to manage the lease transaction process.

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

Our franchisees pay no continuing fees in the form of royalty payments like the retail brand franchisees.  Instead, a Wirth Business Credit franchisee’s compensation primarily depends on the profit a franchisee adds to a transaction.  Franchisees are paid monthly.

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

At the end of the term of each 10-year term of each Wirth Business Credit franchise agreement, each franchisee has the option to “renew” the franchise relationship by signing a new 10-year franchise agreement.  If a franchisee chooses not to sign a new franchise agreement, a franchisee must comply with all post termination obligations including the franchisee’s non-competition clause.  In 2009, none of our Wirth Business Credit franchise agreements expired, and none will expire in 2010, 2011 or 2012.

The small-ticket leasing industry is very competitive.  Our franchisees compete directly with multiple financial institutions, many of which have greater financial resources than us.  We compete with various other franchise opportunities for franchisees.  We are not aware of any other companies offering similar franchising opportunities in the small-ticket financing industry.

Equipment Leasing Operations

We are engaged in the business of providing non-cancelable leases for high-technology and business-essential assets to both larger organizations and smaller, growing companies.  We started our equipment leasing operations in April of 2004.

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

During the past three years, our leasing operations have experienced moderate growth and improved financial results.  Our leasing portfolio has grown from $18.3 million at the end of 2006 to $37.0 million at the end of 2009, and our operating losses from this segment have decreased from a loss of $3.3 million in fiscal 2006 to a loss of $1.4 million in fiscal 2009.  Growth in the leasing portfolio during this period primarily occurred during 2007, as the level of equipment purchases for lease contracts during 2008 and 2009 were impacted by the unfavorable general economic environment as well as our decision during 2008 to tighten credit standards in our small-ticket financing business in response to these conditions.

Winmark Capital Corporation

Winmark Capital Corporation focuses on middle-market transactions that generally have terms from two to five years.  We target businesses with annual revenue of $50 million or more.  Such transactions are generally larger than $250,000 and include high-technology equipment and/or business essential equipment, including computers, telecommunications equipment, point-of-sale systems and other business-essential equipment.  The leases are retained in our portfolio to accommodate equipment additions and upgrades to meet customers’ changing needs.

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

Leasing and Sales Activities

Our middle-market lease products are marketed nationally through our principal office in Minneapolis, Minnesota and our satellite offices in Atlanta, Georgia; Boulder, Colorado and Santa Barbara, California.

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

Wirth Business Credit, Inc.

Our small-ticket financing operation serves the needs of small businesses.  Small-ticket financing transactions are typically between $5,000 and $250,000, have terms of between two and five years and cover business essential assets, including computers, printing equipment, security systems, telecommunications equipment, car wash equipment, production equipment and other assets.  Small-ticket financing products are marketed under the trade name Wirth Business Credit through our network of Wirth Business Credit franchisees or directly through our employed sales representatives.

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

The small ticket finance industry has faced particularly unfavorable economic trends during the past few years that have significantly impacted the financial viability and credit quality of many small business owners.  These circumstances have the effect of not only reducing the pool of credit worthy customers, but increasing the level of non-performing and under-performing existing financing transactions of lending institutions and leasing companies.

Business Strategy

Key elements of our small-ticket business strategy include:

•                  Local Presence.  Through a network of franchisees, Wirth Business Credit maintains a local presence in its markets.

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

Leasing and Sales Activities

We originate financing transactions through our Wirth Business Credit franchisees and territory managers employed by Wirth Business Credit, Inc.   We focus our sales efforts on establishing relationships with organizations with influence over many small businesses such as vendors, franchisors and trade associations.

As described above, we franchise the right to operate small businesses under the name Wirth Business Credit.  Our franchisees in our Wirth Business Credit franchise system are dedicated to originating equipment lease and financing transactions.  Our franchisees build business relationships at the local level and also have the support and infrastructure of a national leasing company.

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

We will rely on recourse bank facilities to fund both our middle-market and small-ticket portfolios.  We currently have a $40 million line of credit with Bank of America, N.A. and The PrivateBank and Trust Company.  We may also use the proceeds from our offering of $50 million in principal of unsecured subordinated debt of varying interest rates and maturity dates filed on Form S-1 to fund both our middle-market and small-ticket portfolios.  As of December 26, 2009, we had $21.2 million outstanding in unsecured subordinated notes.

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

Trademarks and Service Marks

Play It Again Sports®, Plato’s Closet®, Once Upon A Child®, Music Go Round®, Winmark®, Winmark Business Solutions®, Wirth Business Credit®, Winmark Capital® and LeaseManager®, among others, are our registered service marks.  These marks are of considerable value to our business.  We intend to protect our service marks by appropriate legal action where and when necessary.  Each service mark registration must be renewed every 10 years.  We have taken, and intend to continue to take, all steps necessary to renew the registration of all our material service marks.

Seasonality

Our Play It Again Sports and Music Go Round franchise brands have experienced higher than average sales volumes during the holiday shopping season.  Our Plato’s Closet and Once Upon A Child franchise brands have experienced higher than average sales volumes during the spring months and, along with our Music Go Round brand, also during the back to school season.  Overall, the different seasonal trends of our brands partially offset each other and do not result in significant seasonality trends on a Company-wide basis.  Our equipment leasing business is not seasonal; however, quarter to quarter results may vary significantly.

Employees

As of December 26, 2009, we employed 106 full-time employees, of which 15 were salespersons, 60 were support personnel and 31 were administrative.

ITEM 1A: RISK FACTORS

We are dependent on franchise renewals.

Each of our franchise agreements is 10 years long.  At the end of the term of each franchise agreement, each franchisee has the option to “renew” the franchise relationship by signing a new 10-year franchise agreement.  In 2009, of the 15 franchisees that had their Play It Again Sports franchise agreement expire, 15 signed new 10-year franchise agreements.  In 2010, 2011 and 2012, 25, 53 and 76 Play It Again Sports franchise agreements will expire, respectively.  In 2009, of the 11 franchises that had Plato’s Closet franchise agreements expire, 11 signed new 10-year franchise agreements.  In 2010, 2011 and 2012, 22, 23 and 30 Plato’s Closet franchise agreements will expire, respectively.  In 2009, of the 22 franchisees that had their Once Upon A Child franchise agreement expire, 20 signed new 10-year franchise agreements. In 2010, 2011 and 2012, 20, 7 and 3 Once Upon A Child franchise agreements will expire, respectively.  In 2009, of the 4 franchisees that had Music Go Round franchise agreement expire, 4 signed new 10-year franchise agreements.  In 2010, 2011 and 2012, 1, 0 and 0 Music Go Round franchise agreements will expire, respectively.  We believe that renewing a significant number of these franchise relationships is important to our continued success.  If a significant number of franchise relationships are not renewed our financial performance would be materially and adversely impacted.

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

Our success depends on the efforts and abilities of John L. Morgan, our chairman of the board and chief executive officer.  The loss of the services of Mr. Morgan could materially harm our business.  Such a loss would also divert management attention away from operational issues.

We may sell franchises for a territory, but the franchisee may not open.

We believe that a substantial majority of franchises sold but not opened will open within the time period permitted by the applicable franchise agreement or we will be able to resell the territories for most of the terminated or expired franchises.  However, there can be no assurance that substantially all of the currently sold but unopened franchises will open and commence paying royalties to us.  At December 26, 2009, we had 46 franchise agreements expected to open in 2010.

Our retail franchisees are dependent on supply of used merchandise.

Our retail brands are based on offering customers a mix of used and new merchandise.  As a result, the ability of our franchisees to obtain continuing supplies of high quality used merchandise is important to the success of our brands.  Supply of used merchandise comes from the general public and is not regular or highly reliable. In addition, adherence to federal and state product safety requirements may limit the amount of used merchandise available to our franchisees. There can be no assurance that our franchisees will avoid supply problems with respect to used merchandise.

We may be unable to collect accounts receivable from franchisees.

In the event that our ability to collect accounts receivable significantly declines from current rates, we may incur additional charges that would affect earnings.  If we are unable to collect payments due from our franchisees, it would materially adversely impact our results of operations and financial condition.

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

We are subject to credit risk from nonpayment or slow payments in our lease portfolio and our allowance for credit losses may be inadequate to absorb losses.

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

During 2009, our provision for credit losses increased to $2.8 million from $2.6 million in 2008 and $0.6 million in 2007, primarily due to a higher level of net charge-offs in the small-ticket financing business portion of our leasing segment, as well as an increase in our allowance for credit losses due to the worsening general economic trends that have increased the level of delinquencies in this business. During 2009, we had total net charge-offs of $3.0 million compared to $1.6 million in 2008 and $0.4 million in 2007.  Continued charge-offs at these levels or higher would have a material adverse impact on our results of operations and financial condition.

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

We have suffered losses from investments outside of our franchise and leasing businesses and may continue to suffer losses in the future

We currently have investments in two private companies.  We have purchased 18.3% of the common stock of Tomsten, Inc., a privately held corporation (d/b/a Archiver’s).  Archiver’s is a retail concept created to help people preserve and enjoy their photographs. In addition, we currently have an investment of subordinated debt with warrants in BridgeFunds Limited (“BridgeFunds”). BridgeFunds advances funds to claimants involved in civil litigation to cover litigation expenses.

Since the inception of our investment in 2002, Archiver’s has incurred over $13.3 million in losses.  As of December 26, 2009, the carrying value of our $7.5 million investment equaled $2.2 million. If Archiver’s continues to sustain losses, it may need to seek external financing in the form of equity and/or debt.   There can be no assurance that Archiver’s will be able to obtain additional financing.  Any continued losses or inability to obtain financing on attractive terms may result in a further impairment of the carrying value of our investment and a reduction in our book value and profitability.  Also, there is not a market for the equity of Archiver’s and our ability to receive our investment back and realize a cash return on our investment in these companies will  depend on the development of a market for Archiver’s equity or the sale of Archiver’s.

During 2009, the board of BridgeFunds decided to cease advancing funds to new claimants and place its portfolio of receivables in run-off.  On October 22, 2009, we entered into a modification agreement with BridgeFunds, whereby the maturity date of our investment was changed to September 30, 2010, the annual rate of interest on the notes was increased to 15% and monthly prepayments of the principal of such notes in an amount equal to Available Cash Flow (as defined within the modification agreement) is required.  We have not received any payments of principal or interest since the date of the modification agreement.  Our ability to receive our investment back and realize a cash return on our investment in Bridge Funds will depend on the successful run-off of the BridgeFunds portfolio. In addition, the warrant we hold in BridgeFunds may be of no value.

The loss of our entire investment in any one or both of these investments would have a material adverse impact on our financial results.

From time to time, we have and will continue to make investments outside of our franchise and leasing businesses.  There can be no assurance that such investments will be profitable.

We are subject to restrictions in our credit facility and our subordinated note indenture.  Additionally, we are subject to counterparty risk in our credit facility.

The terms of our $40.0 million credit facility with Bank of America and The PrivateBank impose certain operating and financial restrictions on us and require us to meet certain financial tests including tests related to minimum levels of debt service coverage and tangible net worth and maximum levels of leverage.  The terms of the indenture governing our $50.0 million subordinated note offering contain limited restrictive covenants, which include requiring us to maintain a positive net worth.  As of December 26, 2009, we were in compliance with all of our financial covenants; however, failure to comply with these covenants in the future may result in default under one or both of these sources of capital and could result in acceleration of the related indebtedness.  Any such acceleration of indebtedness would have an adverse impact on our business activities and financial condition.

Recent events in the worldwide credit markets have had an adverse impact on the general availability of credit.  Although our credit facility does not expire until June 2013, continued market deterioration could jeopardize the counterparty obligations of one or both of the banks participating in this facility, which could have an adverse impact on our business if we are not able to replace such credit facility or find other sources of liquidity on acceptable terms.

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

ITEM 2: PROPERTIES

We lease 33,513 square feet at our headquarters facility in Minneapolis, Minnesota, under a lease that commenced in March 2009.  We are obligated to pay rent monthly under the Lease, and will pay an estimated $5.1 million in total rental payments over the entire term of the Lease which runs ten years and six months from the commencement date.  We are also obligated to pay Landlord’s estimated taxes and operating expenses as described in the Lease, which change annually.  The total rentals, taxes and operating expenses paid may increase if we exercise any of our rights to acquire additional space described in the Lease.

ITEM 3: LEGAL PROCEEDINGS

We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 4: RESERVED

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders, Dividends

Winmark Corporation’s common stock trades on the Nasdaq Global Market under the symbol “WINA”.  The table below sets forth the high and low sales prices of our common stock as reported by Nasdaq for the quarterly periods indicated:

FY 2009:	First	Second	Third	Fourth
High	13.99	17.14	21.95	23.00
Low	8.20	9.50	16.02	19.87

FY 2008:	First	Second	Third	Fourth
High	22.47	19.99	19.49	18.49
Low	17.00	16.12	13.60	10.28

At March 8, 2010, there were 5,122,233 shares of common stock outstanding held by approximately 114 shareholders of record.  Shareholders of record do not include holders who beneficially own common stock held in nominee or “street name”.  We have not declared any cash dividends on our common stock during the two most recent fiscal years.  Any future declaration of dividends will be subject to the discretion of our Board of Directors and subject to our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan(2)

December 28, 2008 to January 31, 2009	33,795	$11.94	33,795	40,746
February 1, 2009 to February 28, 2009	7,424	10.27	7,424	533,322
March 1, 2009 to March 28, 2009	46,722	9.12	46,722	486,600
March 29, 2009 to May 2, 2009	13,676	12.25	13,676	472,924
May 3, 2009 to May 30, 2009	16,813	13.28	16,813	456,111
May 31, 2009 to June 27, 2009	12,591	15.24	12,591	443,520
June 28, 2009 to August 1, 2009	14,465	17.70	14,465	429,055
August 2, 2009 to August 29, 2009	25,937	19.27	25,937	403,118
August 30, 2009 to September 26, 2009	11,903	20.90	11,903	391,215
September 27, 2009 to October 31, 2009	35,173	20.83	35,173	356,042
November 1, 2009 to November 28, 2009	25,086	21.89	25,086	330,956
November 29, 2009 to December 26, 2009	70,000	21.55	70,000	260,956
Total	313,585	$16.85	313,585	260,956

(1)          The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and as of December 26, 2009 was limited to 4,500,000 shares, of which 260,956 may still be repurchased.

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

	Fiscal Year Ended
	(in thousands except per share data)
	December 26, 2009	December 27, 2008	December 29, 2007	December 30, 2006(2)	December 31, 2005(2)
Revenue:
Royalties	$23,616	$21,804	$20,447	$19,212	$17,875
Leasing income	9,537	8,093	4,416	1,853	437
Merchandise sales	2,387	3,268	3,999	4,469	6,655
Franchise fees	1,073	1,705	1,724	1,246	1,052
Other	683	554	579	591	581
Total revenue	37,296	35,424	31,165	27,371	26,600
Cost of merchandise sold	2,290	3,121	3,837	4,283	5,506
Leasing expense	2,288	1,882	1,031	227	7
Provision for credit losses	2,796	2,570	604	341	90
Selling, general and administrative expenses	19,142	19,760	19,267	17,158	16,503
Income from operations	10,780	8,091	6,426	5,362	4,494
Gain (loss) from equity investments(1)	(100)	(3,163)	(359)	117	(1,419)
Interest expense	(1,309)	(1,305)	(1,457)	(729)	—
Interest and other income	459	224	539	867	330
Income before income taxes	9,830	3,847	5,149	5,617	3,405
Provision for income taxes	3,981	2,708	2,104	2,279	1,555
Net income	$5,849	$1,139	$3,045	$3,338	$1,850

Earnings per common share - diluted	$1.10	$.21	$.54	$.56	$.29
Weighted average shares outstanding - diluted	5,338	5,531	5,591	6,007	6,358
Balance Sheet Data:
Working capital	$12,556	$6,164	$(598)	$2,297	$4,776
Total assets	56,805	58,110	56,947	36,012	25,038
Total debt	30,508	34,431	37,261	15,978	—
Shareholders’ equity	15,329	13,891	12,669	14,161	20,776
Selected Financial Ratios:
Return on average assets	10.2%	2.0%	6.6%	10.9%	7.6%
Return on average equity	40.0%	8.6%	22.7%	19.1%	9.0%

(1)          Included in gain (loss) from equity investments is a $2,839,100 impairment charge for the partial write off of the Company’s investment in Tomsten, Inc. in 2008 and a $937,600 impairment charge for the write off of the Company’s investment in eFrame, LLC in 2005.

(2)          In accordance with GAAP, prior periods are presented assuming the Company had used the equity method of accounting since the inception of the Company’s investment in Tomsten, Inc.  Prior to 2007, the Company had accounted for its investment in Tomsten, Inc. under the cost method

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of December 26, 2009, we had 914 franchises operating under the Play it Again Sports, Plato’s Closet, Once Upon a Child, Music Go Round and Wirth Business Credit brands and had a leasing portfolio of $37.0 million.  Management closely tracks the following criteria to evaluate current business operations and future prospects: franchising revenue, leasing activity, and selling, general and administrative expenses.

Our most profitable sources of franchising revenue are royalties earned from our franchise partners and franchise fees for new openings and transfers.  During 2009, our royalties increased $1,812,000 or 8.3% compared to 2008.  Franchise fees decreased $631,600 or 37.1% compared to last year.

During 2009, we purchased $15.5 million in equipment for lease contracts compared to $21.9 million in 2008.  The level of equipment purchases for lease contracts continued to be impacted by the unfavorable general economic environment as well as our decision during 2008 to tighten credit standards in our small-ticket financing business in response to these conditions.  Overall, our leasing portfolio (net investment in leases — current and long-term) decreased 18.5% to $37.0 million at December 26, 2009 from $45.4 million at December 27, 2008.  Leasing income in 2009 was $9.5 million compared to $8.1 million in the same period last year, an increase of 17.8%.  Our earnings are also impacted by credit losses.  During 2009, our provision for credit losses increased to $2.8 million from $2.6 million in 2008, as we continued to experience a higher level of net write-offs and delinquencies, primarily in the small-ticket financing business portion of our leasing segment.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During 2009, selling, general and administrative expense decreased $618,500, or 3.1%, compared to the same period last year.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the fiscal year ended December 26, 2009:

	TOTAL 12/27/08	OPENED	CLOSED	TOTAL 12/26/09	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS	% RENEWED
Play It Again Sports
Franchises - US and Canada	364	6	(29)	341	15	15	100%

Plato’s Closet
Franchises - US and Canada	241	30	(4)	267	11	11	100%

Once Upon A Child
Franchises - US and Canada	229	13	(7)	235	22	20	91%

Music Go Round
Franchises - US	36	0	(2)	34	4	4	100%

Total Franchised Stores	870	49	(42)	877	52	50	96%

Wirth Business Credit
Territories - US	54	0	(17)	37	—	—	N/A
Total Franchises/Territories	924	49	(59)	914	52	50	96%

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  In 2009, we renewed 96% of franchise agreements up for renewal.  This percentage of renewal has ranged between 96% and 100% during the last three years.

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

Results of Operations

The following table sets forth selected information from our Consolidated Statements of Operations expressed as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Fiscal Year Ended		Fiscal 2009
	December 26, 2009	December 27, 2008	over (under) 2008
Revenue:
Royalties	63.3%	61.6%	8.3%
Leasing income	25.6	22.8	17.8
Merchandise sales	6.4	9.2	(27.0)
Franchise fees	2.9	4.8	(37.1)
Other	1.8	1.6	23.3
Total revenue	100.0	100.0	5.3

Cost of merchandise sold	(6.2)	(8.8)	(26.6)
Lease expense	(6.1)	(5.3)	21.6
Provision for credit losses	(7.5)	(7.3)	8.8
Selling, general and administrative expenses	(51.3)	(55.8)	(3.1)
Income from operations	28.9	22.8	33.2
Loss from equity investments	(0.2)	(8.9)	(96.8)
Interest expense	(3.5)	(3.7)	0.3
Interest and other income	1.2	0.7	104.5
Income before income taxes	26.4	10.9	155.5
Provision for income taxes	(10.7)	(7.7)	47.0
Net income	15.7%	3.2%	413.3%

Revenue

Revenues for the year ended December 26, 2009 totaled $37.3 million compared to $35.4 million for the comparable period in 2008.

Royalties and Franchise Fees

Royalties increased to $23.6 million for 2009 from $21.8 million for the same period in 2008, a 8.3% increase.  The increase was due to higher Plato’s Closet and Once Upon A Child royalties of $1,687,400 and $732,900, respectively, partially offset by lower Play It Again Sports royalties of $582,700.  The increase in Plato’s Closet and Once Upon A Child royalties is primarily due to having 26 additional Plato’s Closet and 6 additional Once Upon A Child franchise stores in 2009 compared to the same period last year and higher franchisee retail sales in both brands.

Franchise fees include initial franchise fees from the sale of new franchises and transfer fees related to the transfer of existing franchises.  Franchise fee revenue is recognized when the franchise opens or when the franchise agreement is assigned to a buyer of a franchise.  An overview of retail brand and Wirth Business Credit franchise fees is presented in the Franchising subsection of the Business section.  Franchise fees decreased to $1,072,900 for 2009 from $1,704,500 for 2008 primarily as a result of opening 31 fewer franchise territories in 2009 compared to 2008.

Leasing Income

Leasing income increased to $9,536,900 in 2009 compared to $8,092,800 for the same period in 2008, a 17.8% increase.  The increase is primarily due to the classification of certain leases as sales-type leases in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic (ASC) 840, Leases, as well as increased sales of equipment.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports buying group, or through our Computer Support Center (together, “Direct Franchisee Sales”).  Direct Franchisee Sales decreased 27.0% to $2,386,700 in 2009 from $3,268,100 in 2008.  This is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having 23 fewer Play It Again Sports stores open than one year ago.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold decreased 26.6% to $2,290,200 in 2009 from $3,120,700 in 2008.  The decrease was primarily due to a decrease in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for 2009 and 2008 was 96.0% and 95.5%, respectively.

Leasing Expense

Leasing expense increased to $2,288,200 in 2009 compared to $1,881,800 in 2008.  The increase is primarily due to the classification of certain leases as sales-type leases in accordance with ASC 840 as well as the associated cost of increased equipment sales discussed above.

Provision for Credit Losses

Provision for credit losses increased to $2,795,500 in 2009 compared to $2,569,800 in 2008.  The increase is primarily due to a higher level of net write-offs and delinquencies, primarily in the small-ticket financing business portion of our leasing segment.  During 2009, we had total net write-offs of $2,995,000 compared to $1,644,700 in 2008.

Selling, General and Administrative Expenses

The $618,500, or 3.1%, decrease in selling, general and administrative expenses in 2009 compared to the same period in 2008 is primarily due to a decrease in advertising expenses.

Loss from Equity Investments

During 2009 and 2008, we recorded losses of $100,500 and $324,100, respectively, from our investment in Tomsten (representing our pro-rata share of losses for the periods).  In addition, as part of an impairment analysis during 2008 we determined that the carrying value of our investment was not expected to be fully recoverable from the future cash flows of the then-current Tomsten business and we recorded an impairment charge of $2,839,100.  (See Item 1A “Risk Factors” as well as Note 3 — “Investments”).

Interest and Other Income

During 2009, we had interest and other income of $459,300 compared to $224,600 of interest and other income in 2008.  The increase is primarily due to foreign currency transaction losses incurred in 2008.  (See Item 7A “Quantitative and Qualitative Disclosures About Market Risk”).

Income Taxes

The provision for income taxes was calculated at an effective rate of 40.5% and 70.4% for 2009 and 2008, respectively.  The higher effective rate in 2008 compared to 2009 reflects our recording of a $1.2 million deferred tax asset valuation allowance for losses from and impairment of our investment in Tomsten in 2008, partially offset by an adjustment to uncertain tax positions of $127,300 in 2008.

Segment Comparison of the Year Ended December 26, 2009 to

Year Ended December 27, 2008

We currently have two reportable business segments, franchising and leasing.  The franchising segment franchises value-oriented retail store concepts that buy, sell, trade and consign merchandise and Wirth Business Credit, Inc., our small-ticket leasing franchise.  The leasing segment includes (i) Winmark Capital Corporation, our middle-market equipment leasing business and (ii) Wirth Business Credit, Inc., our small-ticket financing business.  Segment reporting is intended to give financial statement users a better view of how we manage and evaluate our businesses.  Our internal management reporting is the basis for the information disclosed for our business segments and includes allocation of shared-service costs.  The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	Year Ended
	December 26, 2009	December 27, 2008
Revenue:
Franchising	$27,748,300	$27,330,800
Leasing	9,547,700	8,092,800
Total revenue	$37,296,000	$35,423,600

Reconciliation to operating income:
Franchising segment operating income	$12,205,600	$10,019,500
Leasing segment operating loss	(1,425,200)	(1,928,400)
Total operating income	$10,780,400	$8,091,100

Franchising segment operating income

The franchising segment’s 2009 operating income increased by $2.2 million, or 21.8%, to $12.2 million from $10.0 million for 2008.  The increase in segment contribution was primarily due to increased royalty revenues and lower selling, general and administrative expenses, mainly advertising expenses.

Leasing segment operating loss

The leasing segment’s 2009 operating loss decreased $503,200 or 26.1% to ($1.4 million) compared to a loss of ($1.9 million) during 2008.  This improvement was primarily due to a $1,444,100 increase in leasing income partially offset by a $406,400 increase in leasing expense and a $225,700 increase in provision for credit losses.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the statement of operations that affect our liquidity include non-cash items for depreciation, compensation expense related to stock options and loss from and impairment of equity investments.  The most significant component of the balance sheet that affects liquidity is investments.  Investments include $4.2 million of illiquid investments in two private companies: Tomsten, Inc. and BridgeFunds LLC.

We ended 2009 with $9.5 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 1.6 to 1.0 compared to $2.1 million in cash and cash equivalents and a current ratio of 1.3 to 1.0 at the end of 2008.

Operating activities provided $13.7 million of cash during 2009 compared to $9.0 million during 2008.  Cash provided by operating assets and liabilities include an increase in deferred and current income taxes of $2.8 million, primarily due to tax depreciation on lease equipment purchases.  Receivables provided cash of $327,300, primarily due to an improvement in royalty collections and a reduction in Direct Franchisee Sales.  Cash utilized by operating assets and liabilities include a $0.9 million decrease in accrued and other liabilities due to a decrease in amounts owed for lease equipment purchases and decreased accrued compensation.

Investing activities provided $2.4 million of cash during 2009 compared to $7.6 million used during 2008.  The 2009 activities consisted primarily of the purchase of equipment for lease contracts of $15.5 million and collections on lease receivables of $19.3 million.

Financing activities used $8.7 million of cash during 2009 compared to $0.5 million used during 2008.  The 2009 activities consisted primarily of net proceeds from subordinated notes and discounted lease rentals of $0.8 million, net payments of $4.3 million on the line of credit and $5.3 million used to purchase 313,585 shares of our common stock.

We have future operating lease commitments for our corporate headquarters and have remained a guarantor on Company-owned retail stores that have been previously sold or closed at December 26, 2009.  As of December 26, 2009, we had no other material outstanding commitments.  See Note 11 to the consolidated financial statements.

As of December 26, 2009, we had no off balance sheet arrangements.

On June 10, 2008, we amended and restated our 364-Day Revolving Credit Agreement with Bank of America, N.A. to, among other things, join the PrivateBank and Trust Company as lender and Documentation Agent, appoint Bank of America as Administrative Agent, increase the aggregate commitment to $55.0 million and extend the term to June 15, 2013.  The Amended and Restated Revolving Credit Agreement (the “Credit Facility”) permits us to borrow up to the aggregate commitment subject to certain borrowing base limitations.  On August 12, 2009, we amended the Credit Facility to reduce the aggregate commitment to $40.0 million.

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

As of December 26, 2009, our borrowing availability under the Credit Facility was $40.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $9.3 million in borrowings outstanding under the Credit Facility bearing Fixed Rate interest ranging from 4.58% to 5.76% and having initial terms ranging from three years to five years, leaving $30.7 million available for additional borrowings at December 26, 2009.

The Credit Facility will be used for growing our leasing business, stock repurchases and general corporate purposes.  The Credit Facility is secured by a lien against substantially all of our assets, contains customary financials conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Credit Facility).  As of December 26, 2009, we were in compliance with all of our financial covenants.

On April 19, 2006, we announced the filing of a “shelf registration” on Form S-1 registration statement with the Securities and Exchange Commission for the sale of up to $50 million of renewable subordinated unsecured notes with maturities from three months to ten years.  In June 2006, the Form S-1 registration became effective.  Every year since the S-1 registration became effective, we have filed Post-Effective Amendments to keep the registration statement effective.  We have in the past and continue to intend to use the net proceeds from the offering to pay down our credit facility, expand our leasing portfolio, to make acquisitions, to repurchase common stock and for other general corporate purposes.  As of December 26, 2009, $32.4 million of the renewable subordinated notes have been sold, leaving $17.6 million remaining to be sold.  In addition, the $21.2 million of notes that remained outstanding at December 26, 2009 will automatically renew at each note’s individual maturity date unless we decide to repay the note(s) or the investor(s) notifies us that they want the notes repaid.

We may utilize discounted lease financing to provide funds for a portion of our leasing activities.  Rates for discounted lease financing reflect prevailing market interest rates and the credit standing of the lessees for which the payment stream of the leases are discounted.  We believe that discounted lease financing will continue to be available to us at competitive rates of interest through the relationships we have established with financial institutions.

We believe that the combination of our cash on hand, the cash generated from our franchising business, cash generated from discounting sources, our bank line of credit as well as our renewable subordinated unsecured notes, will be adequate to fund our planned operations, including leasing activity, for 2010.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performances of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During 2009, the Company collected $48,600 more than it estimated at December 27, 2008.  As of December 26, 2009, the Company’s royalty receivable was $1,108,600.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet.  As of December 26, 2009, deferred franchise fees were $984,500.

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

In certain circumstances, the Company may re-lease equipment in its existing portfolio.  This may give rise to dealer profit and require the Company to account for the lease as a sales-type lease.  At inception of a sales-type lease, revenue is recorded that consists of the present value of the future minimum lease payments discounted at the rate implicit in the lease.  In subsequent periods, the recording of income is consistent with the accounting for a direct financing lease.

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

New Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (FASB) issued guidance that delayed the effective date of Accounting Standards Codification Topic (ASC) 820, Fair Value Measurements and Disclosures for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company adopted ASC 820 for non-financial assets and non-financial liabilities on December 28, 2008, and such adoption did not have a material impact on the Company’s financial condition or results of operations.

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

In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards CodificationTM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  Use of the new Codification is effective for interim and annual periods ending after September 15, 2009.  The Company has used the new Codification in reference to GAAP in this annual report on Form 10-K and such use has not impacted the consolidated results of the Company.

Outlook

Forward Looking Statements

The statements contained in the letter from the CEO, Item 1 “Business”, Item 1A “Risk Factors”, in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Item 8 “Financial Statements and Supplemental Data” that are not strictly historical fact, including without limitation, the Company’s statements relating to growth opportunities, prospects for Wirth Business Credit and Winmark Capital Corporation, contribution of the leasing business to financial results, anticipated operations of the leasing businesses, its ability to open new franchises, its ability to manage costs in the future, the number of franchises it believes will open, its future cash requirements, allowance for credit losses, possible losses related to its investments and its belief that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, as well as its disclosures regarding market rate risk, are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions including, but not limited to, the risk factors discussed in Section 1A of this report.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  The Company undertakes no obligation to revise or update publicly any forward-looking statement for any reason.

ITEM 7A:                                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incurs financial markets risk in the form of interest rate risk. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. The Company currently has available a $40.0 million line of credit with Bank of America, N.A. and The PrivateBank and Trust Company.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (less than six months) or the bank’s index rate for borrowings one year or greater.  The Company had $9.3 million of debt outstanding at December 26, 2009 under this line of credit, all of which was in the form of fixed rate borrowings in excess of one year and therefore was not subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates only in the event that it were to borrow additional amounts under this facility with interest rates based on the bank’s base rate or LIBOR.  With the Company’s current borrowings, a one percent increase in short-term rates would have no impact on annual pretax earnings.  The Company had no interest rate derivatives in place at December 26, 2009.

Approximately $7.9 million of the Company’s cash and cash equivalents at December 26, 2009 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Although the Company conducts business in foreign countries, international operations are not material to its consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to the Company’s results of operations for the year ended December 26, 2009.  Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on its future costs or on future cash flows it would receive from its foreign activity.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Winmark Corporation and Subsidiaries

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 26, 2009	December 27, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,490,800	$2,140,000
Marketable securities	1,274,000	438,300
Current investments	2,000,000	500,000
Receivables, less allowance for doubtful accounts of $35,700 and $52,700	1,761,100	2,064,100
Net investment in leases - current	17,575,900	17,379,700
Income tax receivable	—	792,200
Inventories	111,400	141,500
Prepaid expenses	398,800	1,018,800
Deferred income taxes	—	216,900
Total current assets	32,612,000	24,691,500
NET INVESTMENT IN LEASES — LONG-TERM	19,423,700	28,035,300
LONG-TERM INVESTMENTS	2,232,900	3,833,300
LONG-TERM RECEIVABLES, less allowance for doubtful accounts of $1,400 and $4,100	14,900	39,200
PROPERTY AND EQUIPMENT:
Furniture and equipment	2,351,500	2,585,600
Building and building improvements	1,171,200	498,500
Less - accumulated depreciation and amortization	(1,679,200)	(2,571,900)
Property and equipment, net	1,843,500	512,200
OTHER ASSETS:
Other assets	677,500	677,500
Deferred income taxes	—	320,800
Total other assets	677,500	998,300
	$56,804,500	$58,109,800
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current line of credit	$3,983,100	$4,313,200
Current renewable subordinated notes (including $5,688,000 and $4,736,700 due to related parties)	9,166,900	8,052,400
Accounts payable	1,415,200	1,108,200
Income tax payable	183,500	—
Accrued liabilities	1,794,100	2,905,400
Current discounted lease rentals	972,600	1,012,900
Current rents received in advance	294,400	141,600
Current deferred revenue	1,188,800	993,600
Deferred income taxes	1,057,700	—
Total current liabilities	20,056,300	18,527,300
LONG-TERM LINE OF CREDIT	5,298,900	9,276,300
LONG-TERM RENEWABLE SUBORDINATED NOTES (including $7,260,400 and $8,584,100 due to related parties)	12,058,700	12,788,700
LONG-TERM DISCOUNTED LEASE RENTALS	507,600	1,298,500
LONG-TERM RENTS RECEIVED IN ADVANCED	1,332,000	1,696,400
LONG-TERM DEFERRED REVENUE	709,500	631,400
OTHER LONG-TERM LIABILITIES	1,298,400	—
DEFERRED INCOME TAXES	214,400	—
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock, no par, 10,000,000 shares authorized, 5,125,025 and 5,433,610 shares issued and outstanding	—	427,500
Accumulated other comprehensive income (loss)	9,600	(38,500)
Retained earnings	15,319,100	13,502,200
Total shareholders’ equity	15,328,700	13,891,200
	$56,804,500	$58,109,800

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal Year Ended
	December 26, 2009	December 27, 2008
REVENUE:
Royalties	$23,616,200	$21,804,200
Leasing income	9,536,900	8,092,800
Merchandise sales	2,386,700	3,268,100
Franchise fees	1,072,900	1,704,500
Other	683,300	554,000
Total revenue	37,296,000	35,423,600
COST OF MERCHANDISE SOLD	2,290,200	3,120,700
LEASING EXPENSE	2,288,200	1,881,800
PROVISION FOR CREDIT LOSSES	2,795,500	2,569,800
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	19,141,700	19,760,200
Income from operations	10,780,400	8,091,100
LOSS FROM EQUITY INVESTMENTS	(100,500)	(3,163,200)
INTEREST EXPENSE	(1,309,000)	(1,305,000)
INTEREST AND OTHER INCOME	459,300	224,600
Income before income taxes	9,830,200	3,847,500
PROVISION FOR INCOME TAXES	(3,981,200)	(2,708,100)
NET INCOME	$5,849,000	$1,139,400
EARNINGS PER SHARE - BASIC	$1.10	$.21
EARNINGS PER SHARE - DILUTED	$1.10	$.21
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	5,303,177	5,504,705
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	5,337,668	5,531,216

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Fiscal years ended December 27, 2008 and December 26, 2009

	Common Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

BALANCE, December 29, 2007	5,417,775	$305,900	$12,362,800	$—	$12,668,700
Repurchase of common stock	(110,213)	(1,720,000)	—	—	(1,720,000)
Stock options exercised net of related tax benefits	126,048	1,011,400	—	—	1,011,400
Compensation expense relating to stock options	—	830,200	—	—	830,200
Unrealized loss on marketable securities, net of related tax benefits of $24,000	—	—	—	(38,500)	(38,500)
Net income	—	—	1,139,400	—	1,139,400
Total comprehensive income	—	—	—	—	1,100,900

BALANCE, December 27, 2008	5,433,610	427,500	13,502,200	(38,500)	13,891,200

Repurchase of common stock	(313,585)	(1,251,400)	(4,032,100)	—	(5,283,500)
Stock options exercised net of related tax benefits	5,000	55,500	—	—	55,500
Compensation expense relating to stock options	—	768,400	—	—	768,400
Unrealized gain on marketable securities, net of related tax expense of $30,000	—	—	—	48,100	48,100
Net income	—	—	5,849,000	—	5,849,000
Total comprehensive income	—	—	—	—	5,897,100

BALANCE, December 26, 2009	5,125,025	$—	$15,319,100	$9,600	$15,328,700

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 26, 2009	December 27, 2008
OPERATING ACTIVITIES:
Net income	$5,849,000	$1,139,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	530,100	390,400
Provision for credit losses	2,795,500	2,569,800
Compensation expense related to stock options	768,400	830,200
Gain on sale of marketable securities	(76,700)	(69,400)
Gain from disposal of property and equipment	(1,200)	—
Loss from equity investments	100,500	3,163,200
Deferred initial direct costs	(644,900)	(1,217,300)
Amortization of deferred initial direct costs	916,700	886,600
Change in operating assets and liabilities:
Receivables	327,300	268,700
Income tax receivable / payable	945,800	(601,900)
Inventories	30,100	3,500
Prepaid expenses	620,000	86,100
Deferred income taxes	1,809,800	691,700
Accounts payable	307,000	(305,900)
Accrued and other liabilities	(885,300)	403,500
Additions to advance and security deposits	8,900	860,500
Other assets	—	(51,700)
Deferred revenue	273,300	(63,300)
Net cash provided by operating activities	13,674,300	8,984,100
INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	311,500	417,600
Purchase of marketable securities	(992,500)	(849,000)
Proceeds from sale of property and equipment	1,800	—
Purchase of property and equipment	(789,700)	(235,200)
Purchase of equipment for lease contracts	(15,457,600)	(21,855,400)
Principal collections on lease receivables	19,325,900	14,933,200
Net cash provided by (used for) investing activities	2,399,400	(7,588,800)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	—	3,500,000
Payments on line of credit	(4,307,500)	(6,149,100)
Proceeds from issuance of subordinated notes	5,038,400	1,764,600
Payments on subordinated notes	(4,653,900)	(1,945,400)
Repurchases of common stock	(5,283,500)	(1,720,000)
Proceeds from exercises of stock options	50,000	—
Proceeds from discounted lease rentals	428,100	3,030,200
Tax benefits on exercised stock options and warrants	5,500	1,011,400
Net cash used for financing activities	(8,722,900)	(508,300)
INCREASE IN CASH AND CASH EQUIVALENTS	7,350,800	887,000
CASH AND CASH EQUIVALENTS, beginning of year	2,140,000	1,253,000
CASH AND CASH EQUIVALENTS, end of year	$9,490,800	$2,140,000
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,701,500	$2,678,400
Cash paid for income taxes	$1,222,100	$1,565,000
Non-cash landlord leasehold improvements	$1,072,400	$—

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2009 and December 27, 2008

1.                                      Organization and Business:

Winmark Corporation and subsidiaries (the Company) offers licenses to operate franchises using the service marks Play It Again Sports®, Plato’s Closet®, Once Upon A Child®, Music Go Round® and Wirth Business Credit®.  In addition, the Company sells inventory to its Play It Again Sports franchisees through its buying group.  The Company also operates both small-ticket and middle market equipment leasing businesses under the Wirth Business Credit® and Winmark Capital® marks.  The Company has a 52/53-week fiscal year that ends on the last Saturday in December.  Fiscal years 2009 and 2008 were 52-week fiscal years.

Following is a summary of our franchising activity for the fiscal year ended December 26, 2009:

	(Unaudited)
	TOTAL 12/27/08	OPENED	CLOSED	TOTAL 12/26/09
Play It Again Sports
Franchises - US and Canada	364	6	(29)	341

Plato’s Closet
Franchises - US and Canada	241	30	(4)	267

Once Upon A Child
Franchises - US and Canada	229	13	(7)	235

Music Go Round
Franchises - US	36	0	(2)	34

Total Franchised Stores	870	49	(42)	877

Wirth Business Credit
Territories - US	54	0	(17)	37
Total Franchises/Territories	924	49	(59)	914

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

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less.  Cash equivalents are stated at cost, which approximates fair value.  As of December 26, 2009 and December 27, 2008, the Company had $148,600 and $75,500 of cash located in Canadian banks.  The Company holds its cash and cash equivalents with financial institutions and at times, such balances may be in excess of insurance limits.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2009 and December 27, 2008

Receivables

The Company provides an allowance for doubtful accounts on receivables.  The allowance for doubtful accounts was $37,100 and $56,800 at December 26, 2009 and December 27, 2008, respectively.  If receivables in excess of the provided allowance are determined uncollectible, they are charged to expense in the year the determination is made.  Receivables are written off when they become uncollectible, and payments subsequently received on such receivable are credited to the allowance for doubtful accounts.  Historically, receivables balances written off have not exceeded allowances provided.

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

In certain circumstances, the Company may re-lease equipment in its existing portfolio.  This may give rise to dealer profit and require the Company to account for the lease as a sales-type lease.  At inception of a sales-type lease, revenue is recorded that consists of the present value of the future minimum lease payments discounted at the rate implicit in the lease.  In subsequent periods, the recording of income is consistent with the accounting for a direct financing lease.

Leasing Expense

Leasing expense includes the cost of financing equipment purchases as well as the cost of equipment sales.  Additionally, at inception of a sales-type lease, cost is recorded that consists of the equipment’s book value, less the present value of its residual and is included in leasing expense.

Initial Direct Costs

The Company defers initial direct costs incurred to originate its leases in accordance with applicable accounting guidance.  The initial direct costs deferred are part of the investment in leasing operations and are amortized to leasing income using the effective interest method.  Initial direct costs include commissions and costs associated with credit evaluation, recording guarantees and other security arrangements, documentation and transaction closing.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2009 and December 27, 2008

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2009 and December 27, 2008

Use of Estimates

The preparation of financial statements in conformity with generally accepted U.S. accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The ultimate results could differ from those estimates.  The most significant estimates relate to allowance for credit losses and impairment of other long-term investments.  These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Advertising

Advertising costs are charged to operating expenses as incurred.  Advertising costs were $122,900 and $505,300, for fiscal years 2009 and 2008, respectively.

Accounting for Stock-Based Compensation

The Company recognizes the cost of all share-based payments to employees, including grants of employee stock options, in the consolidated financial statements based on the grant date fair value of those awards.   This cost is recognized over the period for which an employee is required to provide service in exchange for the award.  The benefits associated with tax deductions in excess of recognized compensation expense are reported as a financing cash flow rather than as an operating cash flow.  Compensation expense of $768,400 and $830,200 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in 2009 and 2008, respectively.

The Company estimates the fair value of options granted using the Black-Scholes option valuation model.  The Company estimates the volatility of its common stock at the date of grant based on its historical volatility rate.  The Company’s decision to use historical volatility was based upon the lack of actively traded options on its common stock.  The Company estimates the expected term based upon historical option exercises.  The risk-free interest rate assumption is based on observed interest rates for the volatility period.  The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.  For options granted, the Company amortizes the fair value on a straight-line basis.  All options are amortized over the vesting periods.

The fair value of each option granted in 2009 and 2008 was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Implied Volatility	Dividend Yield
2009	$4.25 / $7.14	2.92% / 2.57%	6 / 6	27.1% / 27.6%	none
2008	$5.20 / $5.69 / $3.71	3.36% / 3.04% / 1.77%	6 / 6 / 6	24.4% / 24.7% / 26.0%	none

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2009 and December 27, 2008

Revenue Recognition

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  The Company had deferred franchise fee revenue of $984,500 and $855,800 at December 26, 2009 and December 27, 2008, respectively.  The Company recognizes deferred software license fees over the 10-year life of the initial franchise agreement.  The Company had deferred software license fees of $833,800 and $734,300 at December 26, 2009 and December 27, 2008, respectively.  Merchandise sales through the buying group are recognized when the product has been invoiced by the vendor.

Sales Tax

The Company’s accounting policy is to present taxes collected from customers and remitted to government authorities on a net basis.

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

Earnings Per Share

The Company calculates earnings per share by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Earnings Per Share — Basic.  The Company calculates Earnings Per Share — Diluted by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method.  The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of stock options equivalent to 34,491 shares and 26,511 shares for the years ended December 26, 2009 and December 27, 2008, respectively.

Options totaling 208,105 and 186,494 shares for the year ended December 26, 2009 and December 27, 2008, respectively, were outstanding but were not included in the calculation of Earnings Per Share — Diluted because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be anti-dilutive.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2009 and December 27, 2008

Fair Value Measurements

The Company defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company uses three levels of inputs to measure fair value:

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

New Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (FASB) issued guidance that delayed the effective date of Accounting Standards Codification Topic (ASC) 820, Fair Value Measurements and Disclosures for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company adopted ASC 820 for non-financial assets and non-financial liabilities on December 28, 2008 and such adoption did not have a material impact on the Company’s financial condition or results of operations.

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

In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards CodificationTM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  Use of the new Codification is effective for interim and annual periods ending after September 15, 2009.  The Company has used the new Codification in reference to GAAP in this annual report on Form 10-K and such use has not impacted the consolidated results of the Company.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.   Such reclassifications did not impact net income or shareholders’ equity as previously reported.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2009 and December 27, 2008

3.                                      Investments

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities as required by ASC 320, Investments — Debt and Equity Securities:

	December 26, 2009		December 27, 2008
	Cost	Fair Value	Cost	Fair Value
Equity securities	$1,258,500	$1,274,000	$500,800	$438,300

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive income (loss) are as follows:

Year-ended	Unrealized Gains	Unrealized Losses	Net Unrealized Gains / (Losses)
December 26, 2009	$77,700	$(62,200)	$15,500
December 27, 2008	$—	$(62,500)	$(62,500)

The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

Year-ended	Realized Gains	Realized Losses	Net Realized Gains (Losses)
December 26, 2009	$76,700	$—	$76,700
December 27, 2008	$76,600	$(7,200)	$69,400

Other Long-term Investments

The Company’s long-term investments consist of:

	December 26, 2009	December 27, 2008
Tomsten, Inc.	$2,232,900	$2,333,300
BridgeFunds, LLC	2,000,000	2,000,000
	4,232,900	4,333,300
Less current portion	2,000,000	500,000
	$2,232,900	$3,833,300

The Company has an investment in Tomsten, the parent company of “Archiver’s” retail chain.  Archiver’s is a retail concept created to help people preserve and enjoy their photographs.  The Company has invested a total of $7.5 million in the purchase of common stock of Tomsten.  The Company’s investment currently represents 18.3% of the outstanding common stock of Tomsten.

Beginning in December 2009, the Company began providing management services to Tomsten.  Management fees received by the Company are recorded as other revenue.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2009 and December 27, 2008

In 2009 and 2008, the Company recorded $100,500 and $324,100, respectively, for its pro-rata share of Tomsten’s losses in the income statement on the line item captioned Loss from Equity Investments.  During the fourth quarter of 2008, the Company also recorded an impairment charge for a portion of its investment in Tomsten.  As part of its impairment analysis for Tomsten in 2008, the Company determined that the carrying value of its investment was not expected to be fully recoverable from the future cash flow of the then-current Tomsten business.  The Company therefore recognized an impairment charge of $2.8 million to reduce its carrying value of this investment to its then-expected realizable value.   As of December 26, 2009, $0.2 million of the Company’s investment with a current carrying cost of $2.2 million is attributable to goodwill.  The amount of goodwill was determined by calculating the difference between the Company’s net investment in Tomsten less its pro rata share of Tomsten’s net worth.

Summarized annual financial information for Tomsten, Inc. for each of the past two fiscal years is as follows:

	Fiscal Year Ended
	December 26, 2009	December 27, 2008
Net sales	$56,843,000	$62,907,800
Gross profit	27,475,600	31,041,700
Net loss from continuing operations	(821,000)	(1,242,500)
Net loss	(821,000)	(1,260,100)

On October 13, 2004, the Company made a commitment to lend $2.0 million to BridgeFunds Limited at an annual rate of 12% pursuant to several senior subordinated promissory notes.  BridgeFunds Limited advances funds to claimants involved in civil litigation to cover litigation expenses.  At December 26, 2009, and December 27, 2008, the Company had funded the $2.0 million commitment.  In addition, the Company has received a warrant to purchase approximately 257,000 shares of BridgeFunds at $1 per share, which currently represents 6.4% of the equity of BridgeFunds on a fully diluted basis.  On August 23, 2007, in connection with raising capital, BridgeFunds Limited completed a restructuring where all assets and liabilities, including the warrant, were assigned to and assumed by BridgeFunds, LLC.  During 2009, the board of BridgeFunds decided to cease advancing funds to new claimants and place its portfolio of receivables in run-off, thereby allowing equity holders the opportunity to receive distributions after collection of receivables and the payment in full to all debt holders, including the Company’s notes.  Entry by BridgeFunds into transactions contemplated by these actions necessitated consent by its debt holders.  On October 22, 2009, the Company entered into a modification agreement with BridgeFunds, LLC, whereby the maturity date of all of the outstanding promissory notes was changed to September 30, 2010, the annual rate of interest on the notes was increased to 15% and monthly prepayments of the principal of such notes in an amount equal to Available Cash Flow (as defined within the modification agreement) is required.  As of December 26, 2009, the $2.0 million investment balance is classified as current based on expected payments from Available Cash Flow.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2009 and December 27, 2008

4.                                      Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	December 26, 2009	December 27, 2008
Minimum lease payments receivable	$40,868,500	$51,110,200
Estimated residual value of equipment	2,954,400	2,406,500
Unearned lease income net of initial direct costs deferred	(6,412,900)	(8,675,300)
Security deposits	(1,928,200)	(1,707,700)
Allowance for credit losses	(1,339,400)	(1,538,900)
Equipment installed on leases not yet commenced	2,857,200	3,820,200
Total net investment in leases	36,999,600	45,415,000
Less: net investment in leases — current	(17,575,900)	(17,379,700)
Net investment in leases — long-term	$19,423,700	$28,035,300

The Company had $2,995,000 and $1,644,700 of write-offs, net of recoveries, related to the lease portfolio during 2009 and 2008, respectively.

As of December 26, 2009, no customer had leased assets totaling more than 10% of the Company’s total assets.  As of December 27, 2008, leased assets with one customer approximated 13% of the Company’s total assets.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows as of December 26, 2009:

Fiscal Year	Minimum Lease Payments Receivable	Income Amortization
2010	$22,028,400	$4,355,700
2011	12,691,100	1,650,300
2012	5,331,800	369,000
2013	771,000	36,900
2014	46,200	1,000
Thereafter	—	—
	$40,868,500	$6,412,900

The activity in the allowance for credit losses for leasing operations is as follows:

	December 26, 2009	December 27, 2008
Balance at beginning of year	$1,538,900	$613,800
Provisions charged to expense	2,795,500	2,569,800
Recoveries	178,800	313,900
Deductions for amounts written-off	(3,173,800)	(1,958,600)
Balance at end of year	$1,339,400	$1,538,900

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2009 and December 27, 2008

5.             Receivables:

The Company’s current receivables consisted of the following:

	December 26, 2009	December 27, 2008
Trade	$284,200	$570,900
Royalty	1,108,600	1,288,900
Notes receivable	41,100	76,600
Other	342,100	166,900
	1,776,000	2,103,300
Less: long-term receivables	(14,900)	(39,200)
Current receivables	$1,761,100	$2,064,100

The activity in the allowance for doubtful accounts for accounts and note receivables is as follows:

	December 26, 2009	December 27, 2008
Balance at beginning of year	$56,800	$58,000
Provisions charged to expense	(15,700)	(300)
Deductions for amounts written-off	(4,000)	(900)
Balance at end of year	$37,100	$56,800

As part of its normal operating procedures, the Company requires Standby Letters of Credit as collateral for a portion of its trade receivables.

6.             Shareholders’ Equity:

Repurchase of Common Stock

Under the board of directors’ authorization, as of December 26, 2009, the Company had the ability to repurchase up to 4,500,000 shares of its common stock, of which all but 260,956 shares had been repurchased.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.  Since inception of stock repurchase activities in November 1995 through December 26, 2009, the Company has repurchased 4,239,044 shares of its stock at an average price of $14.32 per share.  In 2009, the Company repurchased 313,585 shares for an aggregate purchase price of $5,283,500 or $16.85 per share.  In 2008, the Company repurchased 110,213 shares for an aggregate purchase price of $1,720,000 or $15.61 per share.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2009 and December 27, 2008

The Company also sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors Plan”) and has reserved a total of 300,000 shares for issuance to directors of the Company who are not employees.  At the April 29, 2009 Annual Shareholders Meeting, the Company’s shareholders approved a resolution (as described more completely in the Company’s definitive Proxy Statement filed with the United States Securities and Exchange Commission on March 16, 2009) to amend the Nonemployee Directors Plan to provide the Compensation Committee with the discretion to award stock option grants to the outside members of the Board of Directors on a more frequent than annual basis.

Stock option activity under the 2001 Plan and Non-employee Directors Plan as of December 26, 2009 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 29, 2007	443,300	$19.35	7.67	$—
Granted	118,000	14.39
Exercised	—	—
Forfeited	(12,500)	22.08
Outstanding at December 27, 2008	548,800	18.22	7.36	—
Granted	100,750	17.55
Exercised	(5,000)	10.00
Forfeited	(29,900)	20.11
Outstanding at December 26, 2009	614,650	$18.08	6.93	$2,524,800
Exercisable at December 26, 2009	342,790	$18.62	5.59	$1,286,600

Options outstanding as of December 26, 2009 are exercisable as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.91	-	$13.01	176,300	6.98	$11.94	75,484	$10.69
16.52	-	20.32	179,850	6.81	18.72	108,056	19.20
20.46	-	26.05	258,500	6.98	21.83	159,250	21.99
			614,650	6.93	$18.08	342,790	$18.62

The total intrinsic value of options exercised during 2009 and 2008 was $14,500 and $0, respectively.  The total fair value of shares vested during 2009 and 2008 was $1,840,100 and $1,715,800, respectively.

All unexercised options at December 26, 2009 have an exercise price equal to the fair market value on the date of the grant.

As of December 26, 2009, the Company had $1,438,500 of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.1 years.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2009 and December 27, 2008

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

7.                                      Long-term Debt:

On June 10, 2008, the Company amended and restated its 364-Day Revolving Credit Agreement with Bank of America, N.A. to, among other things, join The PrivateBank and Trust Company as lender and Documentation Agent, appoint Bank of America as Administrative Agent, increase the aggregate commitment to $55.0 million and extend the term to June 15, 2013.  The Amended and Restated Revolving Credit Agreement (the “Credit Facility”) permits the Company to borrow up to the aggregate commitment subject to certain borrowing base limitations.  On August 12, 2009, the Company amended the Credit Facility to reduce the aggregate commitment to $40.0 million.

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

As of December 26, 2009, the Company’s borrowing availability under the Credit Facility was $40.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $9.3 million in borrowings outstanding under the Credit Facility bearing Fixed Rate interest ranging from 4.58% to 5.76% and having initial terms ranging from three years to five years, leaving $30.7 million available for additional borrowings at December 26, 2009.

The Credit Facility will be used for growing the Company’s leasing business, stock repurchases and general corporate purposes.  The Credit Facility is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Credit Facility).  As of December 26, 2009 the Company was in compliance with all of its financial covenants.

Future maturities of line of credit debt as of December 26, 2009 are as follows:

2010	$3,980,900
2011	2,997,000
2012	1,610,200
2013	693,900
2014	—
Thereafter	—
Total	$9,282,000

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2009 and December 27, 2008

Renewable Unsecured Subordinated Notes

In 2006, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes that was declared effective in June of that year.  Every year since the registration became effective, we have filed Post-Effective Amendments to keep the registration statement effective.  As of December 26, 2009, the Company has $21,225,600 outstanding in renewable unsecured subordinated notes.  The table below presents the Company’s outstanding notes payable as of December 26, 2009:

	Original Term	Principal Amount	Weighted Average Interest Rate
Renewable unsecured subordinated notes	3 months	$992,600	6.55%
	6 months	506,600	7.26%
	1 year	2,450,100	8.27%
	2 years	3,162,700	9.29%
	3 years	5,181,100	9.95%
	4 years	1,973,500	9.86%
	5 years	5,998,500	10.11%
	10 years	960,500	10.51%
Total		$21,225,600	9.50%

The Company made interest payments of $2,010,900 and $1,827,300 on the renewable unsecured subordinated notes during 2009 and 2008, respectively.  The weighted average initial and remaining terms of the outstanding renewable unsecured subordinated notes are 41 months and 18 months, respectively.

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

Future maturities of renewable unsecured subordinated notes as of December 26, 2009 are as follows:

2010	$9,166,900
2011	9,346,600
2012	1,116,100
2013	440,000
2014	195,500
Thereafter	960,500
Total	$21,225,600

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2009 and December 27, 2008

8.                                      Accrued Liabilities

Accrued liabilities at December 26, 2009 and December 27, 2008 are as follows:

	December 26, 2009	December 27, 2008
Accrued salaries, wages, commissions and bonuses	$534,100	$1,088,800
Accrued advertising	6,400	193,100
Accrued vacation	190,300	166,100
Accrued restructuring liability	170,000	170,000
Accrued lease reserves	71,000	71,000
Accrued interest	460,600	336,200
Other	361,700	880,200
	$1,794,100	$2,905,400

9.                                      Discounted Lease Rentals

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 5.7% at December 26, 2009 on a non-recourse basis.  In the event of a default by a customer in non-recourse financing, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Company.  As of December 26, 2009, $1.0 million of the $1.5 million liability balance is current.

10.                               Income Taxes:

A reconciliation of the expected federal income tax expense based on the federal statutory tax rate to the actual income tax expense is provided below:

	Year Ended
	December 26, 2009	December 27, 2008
Federal income tax expense at statutory rate (34%)	$3,342,300	$1,308,200
Valuation allowance	38,900	1,225,200
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of federal benefit	483,500	175,500
Nondeductible items, including stock option expenses	126,000	129,500
Adjustment to uncertain tax positions	(9,600)	(127,300)
Other, net	100	(3,000)
Actual income tax expense	$3,981,200	$2,708,100

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2009 and December 27, 2008

Components of the provision (benefit) for income taxes are as follows:

	Year Ended
	December 26, 2009	December 27, 2008
Current:
Federal	$1,645,900	$1,569,400
State	368,800	370,000
Foreign	166,300	204,300
Current provision	2,181,000	2,143,700
Deferred:
Federal	1,446,000	569,000
State	363,800	122,700
Deferred provision	1,809,800	691,700
Adjustment to uncertain tax positions	(9,600)	(127,300)
Total provision for income taxes	$3,981,200	$2,708,100

The tax effects of temporary differences that give rise to the net deferred income tax assets are presented below:

	December 26, 2009	December 27, 2008
Deferred tax assets:
Accounts receivable and lease reserves	$533,300	$612,700
Depreciation and amortization	-	51,000
Accrued restructuring charge	65,800	65,300
Non-qualified stock option expense	766,900	578,500
Deferred franchise and software license fees	397,600	339,500
Trademarks	117,900	119,600
Lease deposits	747,000	655,800
Loss from affiliates	2,024,600	1,984,000
Valuation allowance	(1,833,600)	(1,794,700)
Other	258,200	111,200
Total deferred tax assets	3,077,700	2,722,900
Deferred tax liabilities:
Lease revenue and initial direct costs	(4,151,300)	(2,185,200)
Depreciation and amortization	(198,500)	—
Total deferred tax liabilities	(4,349,800)	(2,185,200)
Total net deferred tax assets	$(1,272,100)	$537,700

During the years ended December 26, 2009 and December 27, 2008, $55,500 and $1,011,400, respectively, was directly credited to stockholders’ equity to account for excess tax benefits related to stock option and warrant exercises.

The Company has assessed its taxable earnings history and prospective future taxable income.  Based upon this assessment, the Company has determined that it is more likely than not that its deferred tax assets will be realized in future periods and no valuation allowance is necessary, except for deferred tax assets related to loss from affiliates.  A valuation allowance of $1,833,600 and $1,794,700 as of December 26, 2009 and December 27, 2008, respectively, has been recorded for these losses.

The amount of unrecognized tax benefits, including interest and penalties, as of December 26, 2009 and December 27, 2008, was $120,500 and $130,100, respectively, primarily for potential foreign and state taxes.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2009 and December 27, 2008

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense for all periods presented.  The Company had accrued approximately $8,400 and $11,600 for the payment of interest and penalties at December 26, 2009 and December 27, 2008, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Total
Balance at December 29, 2007	$232,300
Increases related to current year tax positions	34,100
Reductions for tax positions of prior years	(85,000)
Expiration of the statute of limitations for the assessment of taxes	(63,000)
Balance at December 27, 2008	118,400
Increases related to current year tax positions	32,100
Reductions for tax positions of prior years	(7,700)
Expiration of the statute of limitations for the assessment of taxes	(30,700)
Balance at December 26, 2009	$112,100

11.                               Commitments and Contingencies:

Employee Benefit Plan

The Company provides a 401(k) Savings Incentive Plan which covers substantially all employees.  The plan provides for matching contributions and optional profit-sharing contributions at the discretion of the Board of Directors.  Employee contributions are fully vested; matching and profit sharing contributions are subject to a five-year service vesting schedule.  Company contributions to the plan for 2009 and 2008 were $291,600 and $282,100, respectively.

Operating Leases

As of December 26, 2009, the Company rents its corporate headquarters in a facility with a lease that expires in August 2019 as well as satellite office space in Georgia, Colorado and California with leases that expire from 2011 to 2014.  These leases require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rent.  Total rent expense under operating leases was $753,400 in 2009 and $547,600 in 2008.  As of December 26, 2009, minimum rental commitments under noncancelable operating leases, exclusive of maintenance, insurance, taxes and other expenses, are as follows:

2010	$564,800
2011	551,300
2012	534,900
2013	545,300
2014	512,000
Thereafter	2,481,600
Total	$5,189,900

In addition to the operating leases obligations disclosed above, the Company has remained a guarantor on Company-owned retail stores that have been either sold or closed.  At December 26, 2009 and December 27, 2008, $71,000 and $71,000, respectively, is included in accrued liabilities relating to these guarantees.  The Company believes it has adequate accruals for any future liability.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2009 and December 27, 2008

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

	Year Ended
	December 26, 2009	December 27, 2008
Revenue:
Franchising	$27,748,300	$27,330,800
Leasing	9,547,700	8,092,800
Total revenue	$37,296,000	$35,423,600

Reconciliation to operating income:
Franchising segment contribution	$12,205,600	$10,019,500
Leasing segment contribution	(1,425,200)	(1,928,400)
Total operating income	$10,780,400	$8,091,100

Depreciation and amortization:
Leasing	$42,300	$67,800
Allocated	487,800	322,600
Total depreciation and amortization	$530,100	$390,400

	As of
	December 26, 2009	December 27, 2008
Identifiable assets:
Franchising	$3,137,300	$3,835,100
Leasing	38,281,900	47,500,800
Unallocated	15,385,300	6,773,900
Total	$56,804,500	$58,109,800

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2009 and December 27, 2008

13. Related Party Transactions:

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

14.          Quarterly Financial Data (Unaudited):

The Company’s unaudited quarterly results for the years ended December 26, 2009 and December 27, 2008 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2009
Total Revenue	$9,250,000	$8,838,100	$9,824,800	$9,383,100	$37,296,000
Income from Operations	2,669,400	2,239,400	3,186,700	2,684,900	10,780,400
Net Income	1,413,700	1,195,300	1,779,500	1,460,500	5,849,000
Net Income Per Common Share — Basic	$.26	$.22	$.34	$.28	$1.10
Net Income Per Common Share - Diluted	$.26	$.22	$.33	$.28	$1.10
2008
Total Revenue	$8,877,400	$8,717,300	$9,128,200	$8,700,700	$35,423,600
Income from Operations	1,926,700	1,905,800	2,610,500	1,648,100	8,091,100
Net Income (Loss)	937,300	930,500	1,350,800	(2,079,200)	1,139,400
Net Income (Loss) Per Common Share - Basic	$.17	$.17	$.24	$(.38)	$.21
Net Income (Loss) Per Common Share - Diluted	$.17	$.17	$.24	$(.38)	$.21

The total of basic and diluted earnings per common share by quarter may not equal the totals for the year as there are changes in the weighted average number of common shares outstanding each quarter and basic and diluted earnings per common share are calculated independently for each quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation

We have audited the accompanying consolidated balance sheets of Winmark Corporation (a Minnesota Corporation) and subsidiaries as of December 26, 2009 and December 27, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the years ended December 26, 2009 and December 27, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winmark Corporation and subsidiaries as of December 26, 2009 and December 27, 2008, and the results of their operations and their cash flows for the years ended December 26, 2009 and December 27, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

March 11, 2010

ITEM 9:                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T):        CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective as of December 26, 2009.  During the period covered by this Annual Report on Form 10-K, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 26, 2009.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Internal control over financial reporting was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B:              OTHER INFORMATION

All information required to be reported in a report on Form 8-K during the fourth quarter covered by this Form 10-K has been reported.

PART III

ITEM 10:               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Election of Directors,” “Executive Officers,” “Audit Committee,” “Majority of Independent Directors; Committees of Independent Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics and Business Conduct,” appearing in our proxy statement for the annual meeting of stockholders to be held on April 28, 2010 are incorporated herein by reference.

ITEM 11:               EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation” and “Director Compensation” appearing in our proxy statement for the annual meeting of stockholders to be held on April 28, 2010 are incorporated herein by reference.

ITEM 12:               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Securities Authorized for Issuance Under Equity Compensation Plans” appearing in our proxy statement for the annual meeting of stockholders to be held on April 28, 2010 are incorporated herein by reference.

ITEM 13:               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons” and “Majority of Independent Directors; Committees of Independent Directors” appearing in our proxy statement for the annual meeting of stockholders to be held on April 28, 2010 is incorporated herein by reference.

ITEM 14:               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” appearing in our proxy statement for the annual meeting of stockholders to be held April 28, 2010 is incorporated herein by reference.

PART IV

ITEM 15:               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

1.             Financial Statements

The financial statements filed as part of this report are listed on the Index to

Consolidated Financial Statements on page 30

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINMARK CORPORATION

By:	/s/ JOHN L. MORGAN	Date: March 11, 2010
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

SIGNATURE	TITLE	DATE

/s/ JOHN L. MORGAN	Chairman of the Board and Chief Executive Officer	March 11, 2010
John L. Morgan	(principal executive officer)

/s/ ANTHONY D. ISHAUG	Chief Financial Officer and Treasurer	March 11, 2010
Anthony D. Ishaug	(principal financial and accounting officer)

/s/ KIRK A. MACKENZIE	Vice Chairman and Director	March 11, 2010
Kirk A. MacKenzie

/s/ JENELE C. GRASSLE	Director	March 11, 2010
Jenele C. Grassle

/s/ DEAN B. PHILLIPS	Director	March 11, 2010
Dean B. Phillips

/s/ PAUL C. REYELTS	Director	March 11, 2010
Paul C. Reyelts

/s/ MARK L. WILSON	Director	March 11, 2010
Mark L. Wilson

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 26, 2009

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

10.2	Retail store agreement dated January 24, 1992 with Van Buskirk (Exhibit 10.6 (b))(1)
10.3	Amended and Restated Stock Option Plan for Nonemployee Directors (Exhibit 10.3)(5)(6)
10.4	Employment Agreement with John L. Morgan, dated March 22, 2000 (Exhibit 10.1)(5)(7)
10.5	Common Stock Warrant with Sheldon Fleck, dated March 22, 2000 (Exhibit 10.3)(7)
10.6	First Amendment to Employment Agreement with John L. Morgan dated February 18, 2001 (Exhibit 10.26)(5)(8)
10.7	2001 Stock Option Plan, including forms of stock option agreements (Exhibit10.27)(5)(8)
10.8	Second Amendment to Employment Agreement with John L. Morgan dated March 23, 2006 (Exhibit 10.1)(5)(9)
10.9	Third Amendment to Employment Agreement with John L. Morgan dated December 15, 2006 (Exhibit 10.1)(5)(10)
10.10	Amendment No. 1 to the 2001 Stock Option Plan (Exhibit 10.13)(5) (2)
10.11

Subscription Agreements for notes between Winmark Corporation and each of John L. Morgan, Sheila Morgan, Kirk A. MacKenzie and Rush River Group, LLC — See Exhibits 4.2 and 4.3 for Form of Subscriptions and Notes(11)

10.12	Securities Purchase Agreement with BridgeFunds Limited dated October 13, 2004 (Exhibit 10.3)(12)
10.13	Amendment No. 1 to Securities Purchase Agreement with BridgeFunds Limited dated April 14, 2006 (Exhibit 10.1)(13)
10.14

Amended and Restated Credit Agreement by and among Winmark Corporation, Winmark Capital Corporation, Wirth Business Credit, Inc., Grow Biz Games, Inc. and Bank of America, N.A. (as successor by merger to LaSalle Bank, N.A.) and The PrivateBank and Trust Company, dated June 10, 2008 (Exhibit 10.1)(14)

10.15	Multi-Tenant Office Lease with Utah State Retirement Investment Fund for Corporate Headquarters dated September 28, 2008 (Exhibit 10.1)(15)
10.16

First Amendment to Amended and Restated Revolving Credit Agreement by and among Winmark Corporation and its Subsidiaries, Bank of America, N.A. (as successor by merger to LaSalle Bank National Association) and The Private Bank and Trust Company, dated August 12, 2009 (Exhibit 10.1)(16)

10.17	Modification Agreement by and between Winmark Corporation and BridgeFunds, LLC dated October 22, 2009 (Exhibit 10.2)(16)

Exhibit Number	Description
10.18*	2010 Stock Option Plan, including forms of stock option agreements
12.1*	Statement - Re: Computation of Ratios
21.1	Subsidiaries: Grow Biz Games, Inc., a Minnesota corporation; Wirth Business Credit, Inc., a Minnesota corporation and Winmark Capital Corporation, a Minnesota corporation(2)
23.1*	Consent of GRANT THORNTON LLP; Independent Registered Public Accounting Firm
24.1	Power of Attorney (Contained on signature page to this Form 10-K)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

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

(3)           Incorporated by references to the specified exhibit to the Registration Statement on Form S-1, effective June 16, 2006 (Reg. No. 333-133393).

(4)           Incorporated by reference to the Prospectus filed pursuant to Rule 424(b)(2) dated March 30, 2009 (Reg. No. 333-133393), as may be amended by subsequent Prospectus filings.

(5)           Indicates management contracts, compensation plans or arrangements required to be filed as exhibits.

(6)           Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009.

(7)           Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 25, 2000.

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

(11)         Incorporated by reference to the Current Reports on Form 8-K filed on July 6 and July 19, 2006; March 1, April 10, July 3, October 9, November 8, 2007; and March 6, 2009.

(12)         Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004.

(13)         Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on April 5, 2006.

(14)         Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on June 10, 2008.

(15)         Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on October 2, 2008.

(16)         Incorporated by reference to the specific exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2009.