Form 10-Q
period 2010-03-27
WINMARK CORP
filed 2010-04-21
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2010

or

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

Common stock, no par value, 5,008,748 shares outstanding as of April 15, 2010.

WINMARK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 27, 2010 (Unaudited)	December 26, 2009 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,109,300	$9,490,800
Marketable securities	341,500	1,274,000
Current investments	2,000,000	2,000,000
Receivables, less allowance for doubtful accounts of $27,200 and $35,700	1,726,700	1,761,100
Net investment in leases - current	15,788,000	17,575,900
Inventories	118,700	111,400
Prepaid expenses	371,900	398,800
Total current assets	33,456,100	32,612,000
Net investment in leases - long-term	18,840,100	19,423,700
Long-term investments	2,212,600	2,232,900
Long-term receivables, net	11,800	14,900
Property and equipment, net	1,801,800	1,843,500
Other assets	677,500	677,500
	$56,999,900	$56,804,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current line of credit	$4,012,200	$3,983,100
Current renewable unsecured subordinated notes	9,049,400	9,166,900
Accounts payable	1,294,900	1,415,200
Income tax payable	271,200	183,500
Accrued liabilities	2,257,300	1,794,100
Current discounted lease rentals	659,500	972,600
Current rents received in advance	334,300	294,400
Current deferred revenue	1,332,100	1,188,800
Deferred income taxes	1,057,700	1,057,700
Total current liabilities	20,268,600	20,056,300
Long-term line of credit	4,290,100	5,298,900
Long-term renewable unsecured subordinated notes	11,449,500	12,058,700
Long-term discounted lease rentals	400,300	507,600
Long-term rents received in advance	1,198,700	1,332,000
Long-term deferred revenue	744,500	709,500
Other long-term liabilities	1,269,100	1,298,400
Deferred income taxes	214,400	214,400
Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 5,113,323 and 5,125,025 shares issued and outstanding	—	—
Accumulated other comprehensive (loss) income	(37,400)	9,600
Retained earnings	17,202,100	15,319,100
Total shareholders’ equity	17,164,700	15,328,700
	$56,999,900	$56,804,500

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 27, 2010	March 28, 2009
REVENUE:
Royalties	$6,363,500	$5,633,500
Leasing income	2,524,900	2,701,700
Merchandise sales	494,700	625,400
Franchise fees	223,500	150,000
Other	236,200	139,400
Total revenue	9,842,800	9,250,000
COST OF MERCHANDISE SOLD	471,000	595,900
LEASING EXPENSE	547,300	682,500
PROVISION FOR CREDIT LOSSES	172,100	419,700
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,855,900	4,882,500
Income from operations	3,796,500	2,669,400
LOSS FROM EQUITY INVESTMENTS	(20,200)	(3,500)
INTEREST EXPENSE	(288,200)	(351,100)
INTEREST AND OTHER INCOME	177,700	61,100
Income before income taxes	3,665,800	2,375,900
PROVISION FOR INCOME TAXES	(1,484,700)	(962,200)
NET INCOME	$2,181,100	$1,413,700
EARNINGS PER SHARE – BASIC	$.43	$.26
EARNINGS PER SHARE – DILUTED	$.42	$.26
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	5,128,408	5,396,156
WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	5,196,377	5,398,276

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 27, 2010	March 28, 2009
OPERATING ACTIVITIES:
Net income	$2,181,100	$1,413,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	119,500	131,200
Provision for credit losses	172,100	419,700
Compensation expense related to stock options	166,800	170,300
Gain on sale of marketable securities	(73,700)	—
Gain from disposal of property and equipment	—	(1,200)
Loss from equity investments	20,200	3,500
Deferred initial direct costs	(81,400)	(136,700)
Amortization of deferred initial direct costs	206,800	226,500
Change in operating assets and liabilities:
Receivables	37,600	6,600
Income tax receivable / payable	117,400	(537,300)
Inventories	(7,300)	(4,000)
Prepaid expenses	26,900	180,900
Deferred income taxes	—	1,396,700
Accounts payable	(120,300)	17,600
Accrued and other liabilities	433,900	(614,100)
Additions to advance and security deposits	581,600	30,500
Deferred revenue	178,300	109,700
Net cash provided by operating activities	3,959,500	2,813,600
INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	995,900	—
Purchase of marketable securities	(66,400)	(259,400)
Proceeds from sale of property and equipment	—	1,800
Purchases of property and equipment	(77,800)	(693,400)
Purchase of equipment for lease contracts	(4,064,300)	(4,909,100)
Principal collections on lease receivables	4,968,300	5,501,500
Net cash provided by (used for) investing activities	1,755,700	(358,600)
FINANCING ACTIVITIES:
Payments on line of credit	(979,700)	(1,437,600)
Proceeds from issuance of subordinated notes	52,200	2,898,500
Payments on subordinated notes	(778,900)	(572,500)
Repurchases of common stock	(658,000)	(905,900)
Proceeds from exercises of stock options	193,100	—
Proceeds from discounted lease rentals	74,600	428,100
Net cash (used for) provided by financing activities	(2,096,700)	410,600
INCREASE IN CASH AND CASH EQUIVALENTS	3,618,500	2,865,600
Cash and cash equivalents, beginning of period	9,490,800	2,140,000
Cash and cash equivalents, end of period	$13,109,300	$5,005,600
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$587,600	$650,500
Cash paid for income taxes	$1,486,300	$103,900
Non-cash landlord leasehold improvements	$—	$1,072,400

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

Revenues and operating results for the three months ended March 27, 2010 are not necessarily indicative of the results to be expected for the full year.

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

3.     Investments:

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities as required by Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic (ASC) 320, Investments-Debt and Equity Securities:

	March 27, 2010		December 26, 2009
	Cost	Fair Value	Cost	Fair Value
Equity securities	$402,600	$341,500	$1,258,500	$1,274,000

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive (loss) income are as follows:

	March 27, 2010	December 26, 2009
Unrealized gains	$—	$77,700
Unrealized losses	(61,100)	(62,200)
Net unrealized (losses) gains	$(61,100)	$15,500

The Company’s realized gains recognized on sales of available-for-sale marketable securities are as follows:

	Three Months Ended
	March 27, 2010	March 28, 2009
Realized gains	$73,700	$—
Realized losses	—	—
Net realized gains	$73,700	$—

Other Long-Term Investments

The Company has an equity method investment in Tomsten, Inc. (“Tomsten”), the parent company of “Archiver’s” retail chain.  Archiver’s is a retail concept created to help people preserve and enjoy their photographs.  The Company has invested a total of $7.5 million in the purchase of common stock of Tomsten.  The Company’s investment currently represents 18.3% of the outstanding common stock of Tomsten.  As of March 27, 2010, $0.2 million of the Company’s investment, with a current carrying cost of $2.2 million, is attributable to goodwill.  The amount of goodwill was determined by calculating the difference between the Company’s net investment in Tomsten less its pro rata share of Tomsten’s net worth.

In December 2009, the Company began providing management services to Tomsten.  Management fees received by the Company are recorded as other revenue.

The Company has a $2.0 million investment in senior subordinated promissory notes with warrants in BridgeFunds Limited (“BridgeFunds”).  BridgeFunds advances funds to claimants involved in civil litigation to cover litigation expenses.  Monthly prepayment of the principal of such notes in an amount equal to Available Cash Flow (as defined within the agreements governing the notes) is required, and the maturity date of the notes is September 30, 2010.  During the three months ended March 27, 2010, the Company did not receive any payments of principal or interest on the notes.  As of March 27, 2010, the $2.0 million investment balance is classified as current based on expected payments from Available Cash Flow, and $0.1 million of related interest receivable is included in current receivables.

4.  Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	March 27, 2010	December 26, 2009
Minimum lease payments receivable	$37,559,400	$40,868,500
Estimated residual value of equipment	3,118,200	2,954,400
Unearned lease income net of initial direct costs deferred	(5,794,000)	(6,412,900)
Security deposits	(2,603,200)	(1,928,200)
Allowance for credit losses	(1,216,100)	(1,339,400)
Equipment installed on leases not yet commenced	3,563,800	2,857,200
Total net investment in leases	34,628,100	36,999,600
Less: net investment in leases – current	(15,788,000)	(17,575,900)
Net investment in leases – long-term	$18,840,100	$19,423,700

The Company had $295,400 and $525,000 of write-offs, net of recoveries, related to the lease portfolio during the first three months of 2010 and 2009, respectively.

As of March 27, 2010, no customer accounted for more than 10% of the Company’s total assets.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2010 and the full fiscal years thereafter as of March 27, 2010:

Fiscal Year	Minimum Lease Payments Receivable	Income Amortization
2010	$16,426,400	$3,310,400
2011	13,927,000	1,967,000
2012	6,283,300	467,000
2013	835,900	45,200
2014	81,500	4,400
Thereafter	5,300	—
	$37,559,400	$5,794,000

5.  Accounting for Stock-Based Compensation:

The Company recognizes the cost of all share-based payments to employees, including grants of employee stock options, in the consolidated financial statements based on the grant date fair value of those awards.  This cost is recognized over the period for which an employee is required to provide service in exchange for the award.  The benefits associated with tax deductions in excess of recognized compensation expense are reported as a financing cash flow rather than as an operating cash flow.  Compensation expense of $166,800 and $170,300 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first three months of 2010 and 2009, respectively.

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

The fair value of each option granted in 2010 and 2009 was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2010	—	—	—	—	—
2009	$4.25 / $7.14	2.92% / 2.57%	6 / 6	27.1% / 27.6%	none

6.              New Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) amended its guidance on accounting for variable interest entities (“VIEs”), effective for fiscal years beginning after November 15, 2009.  Among other things, the new guidance requires a more qualitative than quantitative approach to identifying a controlling financial interest in a VIE, requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of a VIE, and enhances disclosures about an enterprise’s involvement with a VIE.  The Company adopted the new guidance on December 27, 2009 and such adoption has not impacted the Company’s financial condition or results of operations.

7.     Earnings Per Share:

The Company calculates earnings per share by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Earnings Per Share - Basic.  The Company calculates Earnings Per Share - Diluted by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options using the treasury stock method.  The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of stock options equivalent to 67,969 shares and 2,120 shares for the three months ended March 27, 2010 and March 28, 2009, respectively.

Options totaling 38,598 and 557,329 shares for the three months ended March 27, 2010 and March 28, 2009, respectively, were outstanding but were not included in the calculation of Earnings Per Share — Diluted because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be anti-dilutive.

8.     Shareholders’ Equity:

Repurchase of Common Stock

Under the board of directors’ authorization, as of March 27, 2010, the Company has the ability to repurchase up to 4,500,000 shares of its common stock, of which all but 230,380 shares have been repurchased.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.  Since inception of stock repurchase activities in November 1995 through March 27, 2010, the Company has repurchased 4,269,620 shares of its stock at an average price of $14.37 per share.  In the first three months of 2010, the Company repurchased 30,576 shares for an aggregate purchase price of $658,000 or $21.52 per share.  These repurchase transactions reduced the dollar amount of common stock on the balance sheet to zero, with the remainder recorded to retained earnings.

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

Stock option activity under the 2001 Plan and Nonemployee Directors Plan as of March 27, 2010 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 26, 2009	614,650	$18.08	6.93	$2,524,800
Exercised	(16,874)	$11.45
Forfeited	—	—
Outstanding at March 27, 2010	597,776	$18.27	6.80	$2,519,300
Exercisable at March 27, 2010	326,316	$19.00	5.48	$1,203,500

All unexercised options at March 27, 2010 have an exercise price equal to the fair market value on the date of the grant.

As of March 27, 2010, the Company had $1,271,700 of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average period of approximately 2.6 years.

9.  Long-term Debt:

As of March 27, 2010, the Company’s borrowing availability under its Amended and Restated Revolving Credit Agreement (the “Credit Facility”), which provides for an aggregate commitment of $40.0 million subject to certain borrowing base limitations, was $40.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $8.3 million in borrowings outstanding at March 27, 2010 under the Credit Facility bearing interest ranging from 4.58% to 5.76% and having initial terms ranging from three years to five years, leaving $31.7 million available for additional borrowings.

The Credit Facility has been and will continue to be used for growing the Company’s leasing business, stock repurchases and general corporate purposes.  The Credit Facility is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Credit Facility).  As of March 27, 2010, the Company was in compliance with all of its financial covenants.

Renewable Unsecured Subordinated Notes

In 2006, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes that was declared effective in June of that year.  Every year since the registration became effective, the Company has filed Post-Effective Amendments to keep the registration statement effective.  As of March 27, 2010, the Company has $20,498,900 outstanding in renewable unsecured subordinated notes.  The table below presents the Company’s outstanding notes payable as of March 27, 2010:

	Original Term	Principal Amount	Weighted Average Interest Rate
Renewable unsecured subordinated notes	3 months	$434,500	6.51%
	6 months	482,000	7.25%
	1 year	2,239,300	8.26%
	2 years	3,223,300	9.29%
	3 years	5,187,300	9.96%
	4 years	1,973,500	9.86%
	5 years	5,998,500	10.11%
	10 years	960,500	10.51%
	Total:	$20,498,900	9.59%

The Company made interest payments of $504,200 and $520,100 on the renewable unsecured subordinated notes during the first three months of 2010 and 2009, respectively.  The weighted average  initial and remaining terms of the outstanding renewable unsecured subordinated notes are 42 months and 16 months, respectively.

10.  Discounted Lease Rentals

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 4.74% at March 27, 2010 on a non-recourse basis.  In the event of a default by a customer in non-recourse financing, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Company.  As of March 27, 2010, $0.7 million of the $1.1 million balance is classified as a current liability.

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

	Three Months Ended
	March 27, 2010	March 28, 2009
Revenue:
Franchising	$7,297,900	$6,548,300
Leasing	2,544,900	2,701,700
Total revenue	$9,842,800	$9,250,000

Reconciliation to operating income:
Franchising segment contribution	$3,375,000	$2,483,200
Leasing segment contribution	421,500	186,200
Total operating income	$3,796,500	$2,669,400

Depreciation and amortization:
Leasing	$3,800	$15,100
Allocated	115,700	116,100
Total depreciation and amortization	$119,500	$131,200

	As of
	March 27, 2010	December 26, 2009
Identifiable assets:
Franchising	$3,213,800	$3,137,300
Leasing	36,582,700	38,281,900
Unallocated	17,203,400	15,385,300
Total	$56,999,900	$56,804,500

12.  Subsequent Events:

On April 2, 2010, in connection with the Company’s existing stock repurchase plan, Winmark repurchased 25,000 shares of common stock from Ronald G. Olson, a greater than 5% shareholder, for aggregate consideration of $562,500, or $22.50 per share.

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of March 27, 2010, we had 904 franchises operating under the Play it Again Sports, Plato’s Closet, Once Upon a Child, Music Go Round and Wirth Business Credit brands and had a leasing portfolio of $34.6 million.  Management closely tracks the following criteria to evaluate current business operations and future prospects: franchising revenue, leasing activity, and selling, general and administrative expenses.

Our most profitable sources of franchising revenue are royalties earned from our franchise partners and franchise fees for new store openings and transfers.  During the first three months of 2010, our royalties increased $730,000 or 13.0% compared to the first three months of 2009.  Franchise fees increased $73,500 or 49.0% compared to the same period last year.

During the first three months of 2010, we purchased $4.1 million in equipment for lease contracts compared to $4.9 million in the first three months of 2009.  The level of equipment purchases for lease contracts continues to be impacted by the unfavorable general economic environment as well as reduced  application volume in our small-ticket financing business.  Overall, our leasing portfolio (net investment in leases — current and long-term) decreased to $34.6 million at March 27, 2010 from $37.0 million at December 26, 2009.  Leasing income during the first three months of 2010 was $2.5 million compared to $2.7 million in the same period last year, a decrease of 6.5%.  (See Note 11 — “Segment Reporting”).  Our earnings are also impacted by credit losses.  During the first three months of 2010, our provision for credit losses decreased to $172,100 from $419,700 in the first three months of 2009, as we experienced a lower level of net write-offs and delinquencies, primarily in the small-ticket financing business portion of our leasing segment.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first three months of 2010, selling, general and administrative expense decreased $26,600, or 0.5%, compared to the first three months of 2009.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first three months ended March 27, 2010:

					THREE MONTHS ENDING 3/27/10
	TOTAL 12/26/09	OPENED	CLOSED	TOTAL 3/27/10	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Play It Again Sports Franchises - US and Canada	341	1	(1)	341	10	10

Plato’s Closet Franchises - US and Canada	267	5	0	272	6	5

Once Upon A Child Franchises - US and Canada	235	3	(3)	235	11	11

Music Go Round Franchises - US	34	1	0	35	0	0

Total Franchised Stores	877	10	(4)	883	27	26

Wirth Business Credit Territories - US	37	0	(16)	21	0	0

Total Franchises/Territories	914	10	(20)	904	27	26

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the first three months of 2010, we renewed 26 of the 27 franchise agreements available for renewal.

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

Results of Operations

The following table sets forth selected information from our Condensed Consolidated Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended
	March 27, 2010	March 28, 2009
Revenue:
Royalties	64.6%	60.9%
Leasing income	25.7	29.2
Merchandise sales	5.0	6.8
Franchise fees	2.3	1.6
Other	2.4	1.5
Total revenue	100.0%	100.0%
Cost of merchandise sold	(4.8)	(6.4)
Leasing expense	(5.6)	(7.4)
Provision for credit losses	(1.7)	(4.5)
Selling, general and administrative expenses	(49.3)	(52.8)
Income from operations	38.6	28.9
Loss from equity investments	(0.2)	(0.0)
Interest expense	(2.9)	(3.8)
Interest and other income	1.8	0.6
Income before income taxes	37.3	25.7
Provision for income taxes	(15.1)	(10.4)
Net income	22.2%	15.3%

Comparison of Three Months Ended March 27, 2010 to

Three Months Ended March 28, 2009

Revenue

Revenues for the first three months of 2010 totaled $9.8 million compared to $9.3 million for the comparable period in 2009.

Royalties and Franchise Fees

Royalties increased to $6.4 million for the first three months of 2010 from $5.6 million for the first three months of 2009, a 13.0% increase.  The increase was due to higher Play It Again Sports, Plato’s Closet and Once Upon A Child royalties of $286,600, $325,800 and $114,400, respectively.  The increase in royalties for these brands is primarily due to higher franchisee retail sales in these brands as well as having 29 additional Plato’s Closet franchise stores in the first three months of 2010 compared to the same period last year.

Franchise fees increased to $223,500 for the first three months of 2010 compared to $150,000 for the first three months of 2009, primarily as a result of opening 3 more franchise territories in the 2010 period compared to the same period in 2009.

Leasing Income

Leasing income decreased 6.5% to $2,524,900 for the first three months of 2010 compared to $2,701,700 for the same period in 2009.  The decrease is due to a smaller lease portfolio in 2010 compared to 2009.  Our trailing-twelve-month average lease portfolio as of March 27, 2010 was $38.9 million compared to $45.4 million as of March 28, 2009.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports buying group, or through our Computer Support Center (together, “Direct Franchisee Sales”).  Direct Franchisee Sales decreased 20.9% to $494,700 for the first three months of 2010 from $625,400 for the same period last year.  This is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having 15 fewer Play It Again Sports stores open than one year ago.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold decreased 21.0% to $471,000 for the first three months of 2010 from $595,900 for the same period last year.  The decrease was primarily due to a decrease in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first three months of 2010 and 2009 was 95.2% and 95.3%, respectively.

Leasing Expense

Leasing expense decreased to $547,300 for the first three months of 2010 compared to $682,500 for the first three months of 2009.  The decrease is primarily due to lower borrowing costs in connection with the lease portfolio.

Provision for Credit Losses

Provision for credit losses decreased to $172,100 for the first three months of 2010 compared to $419,700 for the first three months of 2009.  The decrease is primarily due to a lower level of net write-offs and delinquencies, primarily in the small-ticket financing business portion of our leasing segment.  During the first three months of 2010, we had total net write-offs of $295,400 compared to $525,000 in the first three months of 2009.

Selling, General and Administrative

Selling, general and administrative expenses of $4,855,900 in the first three months of 2010 was comparable to $4,882,500 in the same period of 2009.

Segment Comparison of Three Months Ended March 27, 2010 to

Three Months Ended March 28, 2009

Franchising segment operating income

The franchising segment’s operating income for the first three months of 2010 increased by $891,800, or 35.9%, to $3.4 million from $2.5 million for the first three months of 2009. The increase in segment contribution was primarily due to increased royalty revenue.

Leasing segment operating income

The leasing segment’s operating income for the first three months of 2010 increased by $235,300 to $421,500 from $186,200 for the first three months of 2009.  This improvement was primarily due to a decrease in the provision for credit losses which resulted from a lower level of write-offs and delinquencies in our leasing portfolio.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the statement of operations that affect our liquidity include non-cash items for depreciation, compensation expense related to stock options and loss from equity investments.  The most significant component of the balance sheet that affects liquidity is investments.  Investments include $4.2 million of illiquid investments in two private companies: Tomsten, Inc. and BridgeFunds, LLC.

We ended the first quarter of 2010 with $13.1 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 1.7 to 1.0 compared to $5.0 million in cash and cash equivalents and a current ratio of 1.4 to 1.0 at the end of the first quarter of 2009.

Operating activities provided $4.0 million of cash during the first three months of 2010 compared to $2.8 million during the same period last year.  Cash provided by operating assets and liabilities include an increase in advance and security deposits of $581,600, primarily due to new lease originations.

Investing activities provided $1.8 million of cash during the first three months of 2010 compared to $0.4 million used during the same period of 2009.  The 2010 activities consisted primarily of the purchase of equipment for lease contracts of $4.1 million and collections on lease receivables of $5.0 million.

Financing activities used $2.1 million of cash during the first three months of 2010 compared to $0.4 million provided during the same period of 2009.  The 2010 activities consisted primarily of net proceeds from exercises of stock options of $0.2 million, net payments of $1.7 million on the line of credit and subordinated notes as well as $0.7 million used to purchase 30,576 shares of our common stock.

As of March 27, 2010, we had no off balance sheet arrangements.

As of March 27, 2010, our borrowing availability under our Amended and Restated Revolving Credit Agreement (the “Credit Facility”), which provides for an aggregate commitment of $40.0 million subject to certain borrowing base limitations, was $40.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $8.3 million in borrowings outstanding at March 27, 2010 under the Credit Facility bearing interest ranging from 4.58% to 5.76% and having initial terms ranging from three years to five years, leaving $31.7 million available for additional borrowings.

The Credit Facility has been and will continue to be used for growing our leasing business, stock repurchases and general corporate purposes.  The Credit Facility is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Credit Facility).  As of March 27, 2010, we were in compliance with all of our financial covenants.

On April 19, 2006, we announced the filing of a “shelf registration” on Form S-1 registration statement with the Securities and Exchange Commission for the sale of up to $50 million of renewable subordinated unsecured notes with maturities from three months to ten years.  In June 2006, the Form S-1 registration became effective.  Every year since the S-1 registration became effective, we have filed Post-Effective Amendments to keep the registration statement effective.  We have in the past and continue to intend to use the net proceeds from the offering to pay down our credit facility, expand our leasing portfolio, to make acquisitions, to repurchase common stock and for other general corporate purposes.  As of March 27, 2010, $32.5 million of the renewable subordinated notes have been sold, leaving $17.5 million remaining to be sold.  In addition, the $20.5 million of notes that remained outstanding at March 27, 2010 will automatically renew at each note’s individual maturity date unless we decide to repay the note(s) or the investor(s) notify us that they want the notes repaid.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first three months of 2010, the Company collected $92,300 more than it estimated at December 26, 2009.  As of March 27, 2010, the Company’s royalty receivable was $1,041,600.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet.  As of March 27, 2010, deferred franchise fees were $1,055,400.

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

Forward Looking Statements

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, the Company’s belief that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, as well as its disclosures regarding market rate risk are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions.  See the section appearing in our annual report on Form 10-K for the fiscal year ended December 26, 2009 entitled “Risk Factors” and Part II, Item 1A in this Report for a more complete discussion of certain factors that may cause the Company’s actual results to differ from those in its forward looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial markets risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  The Company currently has available a $40.0 million line of credit with Bank of America, N.A. and The PrivateBank and Trust Company.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (less than six months) or the bank’s index rate for borrowings one year or greater.  The Company had $8.3 million of debt outstanding at March 27, 2010 under this line of credit, all of which was in the form of fixed rate borrowings in excess of one year and therefore were not subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates only in the event that it were to borrow additional amounts under this facility with interest rates based on the bank’s base rate or LIBOR.  With the Company’s current borrowings, a one percent increase in short-term rates would have no impact on annual pretax earnings.  The Company had no interest rate derivatives in place at March 27, 2010.

Approximately $10.8 million of the Company’s cash and cash equivalents at March 27, 2010 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Although the Company conducts business in foreign countries, international operations are not material to its consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to the Company’s results of operations for the three months ended March 27, 2010.  Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on its future costs or on future cash flows it would receive from its foreign activity.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 1A:  Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009.  If any of those factors were to occur, they could materially adversely affect the Company’s financial condition or future results, and could cause its actual results to differ materially from those expressed in its forward-looking statements in this report.  The Company is aware of no material changes to the Risk Factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan

December 27, 2009 to January 30, 2010	6,382	$22.20	6,382	254,574
January 31, 2010 to February 27, 2010	8,701	21.46	8,701	245,873
February 28, 2010 to March 27, 2010	15,493	21.28	15,493	230,380
Total	30,576	$21.52	30,576	230,380

(1)                                 The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 4,500,000 shares, of which 230,380 may still be repurchased.

ITEM 3:  Defaults Upon Senior Securities

None.

ITEM 4:  Reserved

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

Date: April 21, 2010	By:	/s/ John L. Morgan
John L. Morgan Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: April 21, 2010	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED MARCH 27, 2010

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

*Filed Herewith

(1)       Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)       Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.