Form 10-Q
period 2010-06-26
WINMARK CORP
filed 2010-07-23
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 26, 2010

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

Common stock, no par value, 5,011,862 shares outstanding as of July 16, 2010.

WINMARK CORPORATION AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 26, 2010 (Unaudited)	December 26, 2009 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,635,800	$9,490,800
Marketable securities	609,600	1,274,000
Current investments	2,000,000	2,000,000
Receivables, less allowance for doubtful accounts of $19,400 and $35,700	1,633,700	1,761,100
Net investment in leases - current	14,733,200	17,575,900
Income tax receivable	183,400	—
Inventories	138,500	111,400
Prepaid expenses	325,700	398,800
Total current assets	30,259,900	32,612,000

Net investment in leases - long-term	18,664,600	19,423,700
Long-term investments	2,110,600	2,232,900
Long-term receivables, net	9,100	14,900
Property and equipment, net	1,754,500	1,843,500
Other assets	677,500	677,500
	$53,476,200	$56,804,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current line of credit	$3,763,300	$3,983,100
Current renewable unsecured subordinated notes	8,706,800	9,166,900
Accounts payable	1,481,200	1,415,200
Income tax payable	—	183,500
Accrued liabilities	2,556,400	1,794,100
Current discounted lease rentals	603,200	972,600
Current rents received in advance	329,800	294,400
Current deferred revenue	1,257,800	1,188,800
Deferred income taxes	1,057,700	1,057,700
Total current liabilities	19,756,200	20,056,300

Long-term line of credit	3,550,600	5,298,900
Long-term renewable unsecured subordinated notes	9,896,000	12,058,700
Long-term discounted lease rentals	259,000	507,600
Long-term rents received in advance	982,000	1,332,000
Long-term deferred revenue	761,600	709,500
Other long-term liabilities	1,239,400	1,298,400
Deferred income taxes	214,400	214,400

Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 5,011,862 and 5,125,025 shares issued and outstanding	—	—
Accumulated other comprehensive (loss) income	(73,600)	9,600
Retained earnings	16,890,600	15,319,100
Total shareholders’ equity	16,817,000	15,328,700
	$53,476,200	$56,804,500

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
REVENUE:
Royalties	$6,368,300	$5,607,900	$12,731,800	$11,241,400
Leasing income	2,345,800	2,143,100	4,870,700	4,844,800
Merchandise sales	550,500	679,300	1,045,200	1,304,700
Franchise fees	305,000	235,000	528,500	385,000
Other	309,500	172,800	545,700	312,200
Total revenue	9,879,100	8,838,100	19,721,900	18,088,100
COST OF MERCHANDISE SOLD	520,200	651,100	991,200	1,247,000
LEASING EXPENSE	439,300	512,800	986,600	1,195,300
PROVISION FOR CREDIT LOSSES	(160,200)	604,200	11,900	1,023,900
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,877,200	4,830,600	9,733,100	9,713,100
Income from operations	4,202,600	2,239,400	7,999,100	4,908,800
LOSS FROM EQUITY INVESTMENTS	(102,000)	(600)	(122,200)	(4,100)
INTEREST EXPENSE	(273,100)	(341,400)	(561,300)	(692,500)
INTEREST AND OTHER INCOME	103,000	111,600	280,700	172,700
Income before income taxes	3,930,500	2,009,000	7,596,300	4,384,900
PROVISION FOR INCOME TAXES	(1,591,800)	(813,700)	(3,076,500)	(1,775,900)
NET INCOME	$2,338,700	$1,195,300	$4,519,800	$2,609,000
EARNINGS PER SHARE — BASIC	$.47	$.22	$.89	$.49
EARNINGS PER SHARE — DILUTED	$.45	$.22	$.87	$.49
WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	5,025,944	5,328,831	5,077,179	5,362,489
WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	5,189,925	5,343,532	5,193,154	5,370,900

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 26, 2010	June 27, 2009
OPERATING ACTIVITIES:
Net income	$4,519,800	$2,609,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	238,000	278,600
Provision for credit losses	11,900	1,023,900
Compensation expense related to stock options	343,200	371,500
Gain on sale of marketable securities	(75,800)	(800)
Gain from disposal of property and equipment	—	(1,200)
Loss from equity investments	122,200	4,100
Deferred initial direct costs, net of amortization	(123,100)	(295,500)
Amortization of deferred initial direct costs	400,000	452,400
Change in operating assets and liabilities:
Receivables	133,200	361,900
Income tax receivable/payable	(314,300)	315,300
Inventories	(27,100)	68,700
Prepaid expenses	73,100	444,700
Deferred income taxes	—	1,396,700
Accounts payable	66,000	279,500
Accrued and other liabilities	703,300	(289,900)
Additions to advance and security deposits	413,300	38,900
Deferred revenue	121,100	231,200
Net cash provided by operating activities	6,604,800	7,289,000

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	1,081,300	5,300
Purchase of marketable securities	(476,900)	(428,500)
Proceeds from sale of property and equipment	—	1,800
Purchases of property and equipment	(149,000)	(735,700)
Purchase of equipment for lease contracts	(8,544,900)	(8,690,300)
Principal collections on lease receivables	10,437,400	9,956,800
Net cash provided by investing activities	2,347,900	109,400

FINANCING ACTIVITIES:
Payments on line of credit	(1,968,100)	(2,383,200)
Proceeds from issuance of subordinated notes	146,800	4,111,900
Payments on subordinated notes	(2,769,600)	(1,559,900)
Repurchases of common stock	(3,930,100)	(1,488,500)
Proceeds from exercises of stock options	670,800	50,000
Dividends paid	(100,600)	—
Proceeds from discounted lease rentals	74,600	428,100
Tax benefits on exercised options	68,500	5,500
Net cash (used for) financing activities	(7,807,700)	(836,100)

INCREASE IN CASH AND CASH EQUIVALENTS	1,145,000	6,562,300
Cash and cash equivalents, beginning of period	9,490,800	2,140,000
Cash and cash equivalents, end of period	$10,635,800	$8,702,300

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,216,400	$1,377,700
Cash paid for income taxes	$3,443,400	$58,600
Non-cash landlord leasehold improvements	$—	$1,072,400

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

Revenues and operating results for the six months ended June 26, 2010 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.  Such reclassifications did not impact net income or shareholders’ equity as previously reported.

2.              Organization and Business:

The Company offers licenses to operate franchises using the service marks Play It Again Sports®, Plato’s Closet®, Once Upon A Child®, Music Go Round®, and Wirth Business Credit®.  In addition, the Company sells inventory to its Play It Again Sports franchisees through its buying group.  The Company also operates both small-ticket and middle market equipment leasing businesses under the Wirth Business Credit® and Winmark Capital® marks.

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

The Company’s marketable securities are valued based on Level 1 inputs using quoted prices.

Due to their nature, the carrying value of cash, receivables, payables and debt obligations approximates fair value.

4.              Investments:

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale:

	June 26, 2010		December 26, 2009
	Cost	Fair Value	Cost	Fair Value
Equity securities	$729,800	$609,600	$1,258,500	$1,274,500

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive (loss) income are as follows:

	June 26, 2010	December 26, 2009
Unrealized gains	$4,800	$77,700
Unrealized losses	(125,000)	(62,200)
Net unrealized (losses) gains	$(120,200)	$15,500

The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Realized gains	$2,100	$800	$75,800	$800
Realized losses	—	—	—	—
Net realized gains (losses)	$2,100	$800	$75,800	$800

Other Long-Term Investments

The Company has an investment in Tomsten, Inc. (“Tomsten”), the parent company of “Archiver’s” retail chain.  Archiver’s is a retail concept created to help people preserve and enjoy their photographs.  The Company has invested a total of $7.5 million in the purchase of common stock of Tomsten.  The Company’s investment currently represents 18.3% of the outstanding common stock of Tomsten.  As of June 26, 2010, $0.2 million of the Company’s investment, with a current carrying cost of $2.1 million, is attributable to goodwill.  The amount of goodwill was determined by calculating the difference between the Company’s net investment in Tomsten less its pro rata share of Tomsten’s net worth.

In December 2009, the Company began providing management services to Tomsten.  Management fees received by the Company are recorded as other revenue.

The Company has a $2.0 million investment in senior subordinated promissory notes with warrants in BridgeFunds Limited (“BridgeFunds”).  BridgeFunds advances funds to claimants involved in civil litigation to cover litigation expenses.  Monthly prepayment of the principal of such notes in an amount equal to Available Cash Flow (as defined within the agreements governing the notes) is required, and the maturity date of the notes is September 30, 2010.  During the six months ended June 26, 2010, the Company did not receive any payments of principal or interest on the notes.  As of June 26, 2010, the $2.0 million investment balance is classified as current based on expected payments from Available Cash Flow, and $0.2 million of related interest receivable is included in current receivables.

5.  Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	June 26, 2010	December 26, 2009
Minimum lease payments receivable	$33,569,600	$40,868,500
Estimated residual value of equipment	2,890,800	2,954,400
Unearned lease income net of initial direct costs deferred	(5,219,500)	(6,412,900)
Security deposits	(2,656,100)	(1,928,200)
Allowance for credit losses	(1,146,400)	(1,339,400)
Equipment installed on leases not yet commenced	5,959,400	2,857,200
Total net investment in leases	33,397,800	36,999,600
Less: net investment in leases — current	(14,733,200)	(17,575,900)
Net investment in leases — long-term	$18,664,600	$19,423,700

The Company had $204,900 and $1,232,900 of write-offs, net of recoveries, related to the lease portfolio during the first six months of 2010 and 2009, respectively.

As of June 26, 2010, no customer accounted for more than 10% of the Company’s total assets.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2010 and the full fiscal years thereafter as of June 26, 2010:

Fiscal Year	Minimum Lease Payments Receivable	Income Amortization
2010	$10,884,400	$2,272,100
2011	14,545,400	2,289,500
2012	6,947,200	592,500
2013	1,085,900	57,400
2014	95,800	7,600
Thereafter	10,900	400
	$33,569,600	$5,219,500

6.  Accounting for Stock-Based Compensation:

The Company recognizes the cost of all share-based payments to employees, including grants of employee stock options, in the consolidated financial statements based on the grant date fair value of those awards.  This cost is recognized over the period for which an employee is required to provide service in exchange for the award.  The benefits associated with tax deductions in excess of recognized compensation expense are reported as a financing cash flow rather than as an operating cash flow.  Compensation expense of $343,200 and $371,500 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first six months of 2010 and 2009, respectively.

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

The fair value of each option granted in 2010 and 2009 was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2010	$9.80	2.43%	6	28.3%	.26%
2009	$4.25	2.92%	6	27.1%	none

7.              New Accounting Pronouncements:

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

8.              Earnings Per Share:

The Company calculates earnings per share by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Earnings Per Share - Basic.  The Company calculates Earnings Per Share - Diluted by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options using the treasury stock method.  The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of stock options equivalent to 163,981 shares and 14,701 shares for the three months and 115,975 shares and 8,411 shares for the six months ended June 26, 2010 and June 27, 2009, respectively.

Options totaling 18,752 and 311,354 shares for the three months and 35,381 and 424,191 shares for the six months ended June 26, 2010 and June 27, 2009, respectively, were outstanding but were not included in the calculation of Earnings Per Share — Diluted because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be anti-dilutive.

9.              Shareholders’ Equity:

Repurchase of Common Stock

Under the board of directors’ authorization, as of June 26, 2010, the Company has the ability to repurchase up to 4,500,000 shares of its common stock, of which all but 97,389 shares have been repurchased.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.  Since inception of stock repurchase activities in November 1995 through June 26, 2010, the Company has repurchased 4,402,611 shares of its stock at an average price of $14.68 per share.  In the first six months of 2010, the Company repurchased 163,567 shares for an aggregate purchase price of $3,930,100 or $24.03 per share.  These repurchase transactions reduced the dollar amount of common stock on the consolidated balance sheet to zero, with the remainder recorded to retained earnings.

Stock Option Plans

The Company has authorized up to 750,000 shares of common stock be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2001 Stock Option Plan (the “2001 Plan”).

At the April 28, 2010 Annual Shareholders Meeting, the Company’s shareholders approved a new stock option plan, the 2010 Stock Option Plan (the “2010 Plan”).  The 2010 Plan (as described more completely in the Company’s definitive Proxy Statement filed with the United States Securities and Exchange Commission on March 11, 2010) provides for the issuance of up to 250,000 shares of common stock in the form of either nonqualified or incentive stock option grants.  Participants in the 2010 Plan may include employees, officers, directors, consultants and advisors of the Company.  As of June 26, 2010, no options had been granted under the 2010 Plan.

The Company also sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors Plan”) and has reserved a total of 300,000 shares for issuance to directors of the Company who are not employees.

Stock option activity under the 2001 Plan and Nonemployee Directors Plan as of June 26, 2010 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 26, 2009	614,650	$18.08	6.93	$2,524,800
Granted	48,750	31.19
Exercised	(50,404)	13.31
Forfeited	(4,376)	15.98
Outstanding at June 26, 2010	608,620	$19.54	7.01	$8,937,700
Exercisable at June 26, 2010	310,158	$19.25	5.66	$4,644,700

All unexercised options at June 26, 2010 have an exercise price equal to the fair market value on the date of the grant.

As of June 26, 2010 the Company had $1,551,200 of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average period of approximately 2.6 years.

10.  Long-term Debt:

As of June 26, 2010, the Company’s borrowing availability under its Amended and Restated Revolving Credit Agreement (the “Credit Facility”), which provides for an aggregate commitment of $40.0 million subject to certain borrowing base limitations, was $40.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $7.3 million in borrowings outstanding under the Credit Facility bearing interest ranging from 4.58% to 5.76% and having initial terms ranging from three years to five years, leaving $32.7 million available for additional borrowings.

The Credit Facility has been used for growing the Company’s leasing business, stock repurchases and general corporate purposes.  The Credit Facility is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Credit Facility).  As of June 26, 2010, the Company was in compliance with all of its financial covenants.  See Note 14 — Subsequent Events.

Renewable Unsecured Subordinated Notes

In 2006, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes that was declared effective in June of that year.  Every year since the registration became effective, the Company has filed Post-Effective Amendments to keep the registration statement effective.  As of June 26, 2010, the Company has $18,602,800 outstanding in renewable unsecured subordinated notes.  The table below presents the Company’s outstanding notes payable as of June 26, 2010:

	Original Term	Principal Amount	Weighted Average Interest Rate
Renewable unsecured subordinated notes	3 months	$115,500	6.28%
	6 months	425,300	7.24%
	1 year	2,500,900	8.28%
	2 years	3,028,000	9.29%
	3 years	4,100,600	10.10%
	4 years	1,473,500	9.87%
	5 years	5,998,500	10.11%
	10 years	960,500	10.51%
Total		$18,602,800	9.63%

The Company made interest payments of $965,900 and $1,079,900 on the renewable unsecured subordinated notes during the first six months of 2010 and 2009, respectively.  The weighted average initial and remaining terms of the outstanding renewable unsecured subordinated notes are 43 months and 15 months, respectively.  See Note 14 — Subsequent Events.

11.  Discounted Lease Rentals

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 4.59% at June 26, 2010 on a non-recourse basis.  In the event of a default by a customer in non-recourse financing, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Company.  As of June 26, 2010, $0.6 million of the $0.9 million balance is classified as a current liability.

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

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Revenue:
Franchising	$7,513,300	$6,695,000	$14,811,200	$13,243,300
Leasing	2,365,800	2,143,100	4,910,700	4,844,800
Total revenue	$9,879,100	$8,838,100	$19,721,900	$18,088,100

Reconciliation to operating income:
Franchising segment contribution	$3,402,000	$2,597,800	$6,777,000	$5,081,000
Leasing segment contribution	800,600	(358,400)	1,222,100	(172,200)
Total operating income	$4,202,600	$2,239,400	$7,999,100	$4,908,800

Depreciation and amortization:
Leasing	$3,500	$21,600	$7,300	$36,700
Allocated	115,000	125,800	230,700	241,900
Total depreciation and amortization	$118,500	$147,400	$238,000	$278,600

	As of
	June 26, 2010	December 26, 2009
Identifiable assets:
Franchising	$3,207,400	$3,137,300
Leasing	34,289,900	38,281,900
Unallocated	15,978,900	15,385,300
Total	$53,476,200	$56,804,500

13.  Related Party Transactions:

On April 2, 2010, in connection with the Company’s existing stock repurchase plan, Winmark repurchased 25,000 shares of common stock from Ronald G. Olson, a greater than 5% shareholder, for aggregate consideration of $562,500, or $22.50 per share.

14.             Subsequent Events:

On June 29, 2010, the Company announced that it will redeem all of its outstanding Renewable Unsecured Subordinated Notes.  The redemption is anticipated to occur on July 30, 2010 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest up to the redemption date.  All interest due on the Notes will cease to accrue on and after the redemption date.

On July 13, 2010, the Company terminated its $40.0 million Credit Facility with Bank of America, N.A. and the PrivateBank and Trust Company and entered into a new four year $30.0 million line of credit with the PrivateBank and Trust Company (the “Line of Credit”).  The Company repaid the borrowings under the Credit Facility on the termination date with existing cash balances and has completed its obligations under such agreement.  The Line of Credit will be used for completing the redemption of the Renewable Unsecured Subordinated Notes and for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of June 26, 2010, we had 908 franchises operating under the Play it Again Sports, Plato’s Closet, Once Upon A Child, Music Go Round and Wirth Business Credit brands and had a leasing portfolio of $33.4 million.  Management closely tracks the following criteria to evaluate current business operations and future prospects: franchising revenue, leasing activity, and selling, general and administrative expenses.

Our most profitable sources of franchising revenue are royalties earned from our franchise partners and franchise fees for new store openings and transfers.  During the first six months of 2010, our royalties increased $1,490,400 or 13.3% compared to the first six months of 2009.  Franchise fees increased $143,500 or 37.3% compared to the same period last year.

During the first six months of 2010, we purchased $8.5 million in equipment for lease contracts compared to $8.7 million in the first six months of 2009.  The level of equipment purchases for lease contracts was lower due to reduced application volume in our small-ticket financing business.  Overall, our leasing portfolio (net investment in leases — current and long-term) decreased to $33.4 million at June 26, 2010 from $37.0 million at December 26, 2009.  Leasing income during the first six months of 2010 was $4.9 million compared to $4.8 million in the same period last year.  (See Note 12 — “Segment Reporting”).  Our earnings are also impacted by credit losses.  During the first six months of 2010, our provision for credit losses decreased to $11,900 from $1,023,900 in the first six months of 2009, as we experienced a lower level of net write-offs and delinquencies, primarily in the small-ticket financing business portion of our leasing segment.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first six months of 2010, selling, general and administrative expense increased $20,000 or 0.2%, compared to the first six months of 2009.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first six months ended June 26, 2010:

					SIX MONTHS ENDING 6/26/10
	TOTAL 12/26/09	OPENED	CLOSED	TOTAL 6/26/10	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Play It Again Sports Franchises - US and Canada	341	2	(7)	336	13	11

Plato’s Closet Franchises - US and Canada	267	13	0	280	8	8

Once Upon A Child Franchises - US and Canada	235	8	(3)	240	14	14

Music Go Round Franchises - US	34	1	(2)	33	0	0

Total Franchised Stores	877	24	(12)	889	35	33

Wirth Business Credit Territories - US	37	0	(18)	19	—	—

Total Franchises/Territories	914	24	(30)	908	35	33

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the first six months of 2010, we renewed 33 franchise agreements of the 35 franchise agreements up for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Revenue:
Royalties	64.5%	63.5%	64.5%	62.2%
Leasing income	23.7	24.2	24.7	26.8
Merchandise sales	5.6	7.7	5.3	7.2
Franchise fees	3.1	2.7	2.7	2.1
Other	3.1	1.9	2.8	1.7
Total revenues	100.0	100.0	100.0	100.0

Cost of merchandise sold	(5.3)	(7.4)	(5.0)	(6.9)
Leasing expense	(4.4)	(5.8)	(5.0)	(6.6)
Provision for credit losses	1.6	(6.8)	(0.1)	(5.7)
Selling, general and administrative expenses	(49.4)	(54.7)	(49.4)	(53.7)
Income from operations	42.5	25.3	40.5	27.1
Loss from equity investments	(1.0)	—	(0.6)	—
Interest expense	(2.7)	(3.9)	(2.8)	(3.8)
Interest and other income	1.0	1.3	1.4	0.9
Income before income taxes	39.8	22.7	38.5	24.2
Provision for income taxes	(16.1)	(9.2)	(15.6)	(9.8)
Net income	23.7%	13.5%	22.9%	14.4%

Comparison of Three Months Ended June 26, 2010 to Three Months Ended June 27, 2009

Revenue

Revenues for the quarter ended June 26, 2010 totaled $9.9 million compared to $8.8 million for the comparable period in 2009.

Royalties and Franchise Fees

Royalties increased to $6.4 million for the second quarter of 2010 from $5.6 million for the same period of 2009, a 13.6% increase.  The increase was due to higher Play It Again Sports, Plato’s Closet and Once Upon A Child royalties of $199,200, $403,800 and $157,400, respectively.  The increase in royalties for these brands is primarily due to higher franchisee retail sales in these brands as well as having 33 additional Plato’s Closet franchise stores in the second quarter of 2010 compared to the same period last year.

Franchise fees increased to $305,000 for the second quarter of 2010 compared to $235,000 for the same period of 2009, primarily as a result of opening three more franchise territories in the second quarter of 2010 period compared to the same period in 2009.

Leasing Income

Leasing income increased to $2,345,800 for the second quarter of 2010 compared to $2,143,100 for the same period in 2009, a 9.5% increase.  The increase is due to increased sales of equipment.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports buying group, or through our Computer Support Center (together, “Direct Franchisee Sales”).  Direct Franchisee Sales decreased 19.0% to $550,500 for the second quarter of 2010 from $679,300 for the same period last year.  This is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having 15 fewer Play It Again Sports stores open at June 26, 2010 than one year ago.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold decreased 20.1% to $520,200 for the second quarter of 2010 from $651,100 for the same period last year.  The decrease was primarily due to a decrease in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the second quarter of 2010 and 2009 was 94.5% and 95.8%, respectively.

Leasing Expense

Leasing expense decreased to $439,300 for the second quarter of 2010 compared to $512,800 for the second quarter of 2009.  The decrease is primarily due to lower borrowing costs in connection with the lease portfolio.

Provision for Credit Losses

Provision for credit losses was $(160,200) for the second quarter of 2010 compared to $604,200 for the second quarter of 2009.  The decrease is primarily due to a lower level of net write-offs and delinquencies, primarily in the small-ticket financing business portion of our leasing segment.  During the second quarter of 2010, we had total net recoveries of $90,500 compared to total net write-offs of $707,900 in the second quarter of 2009.

Selling, General and Administrative

Selling, general and administrative expenses of $4,877,200 in the second quarter of 2010 was comparable to $4,830,600 in 2009.

Comparison of Six Months Ended June 26, 2010 to Six Months Ended June 27, 2009

Revenue

Revenues for the first six months of 2010 totaled $19.7 million compared to $18.1 million for the comparable period in 2009.

Royalties and Franchise Fees

Royalties increased to $12.7 million for the first six months of 2010 from $11.2 million for the first six months of 2009, a 13.3% increase.  The increase was due to higher Play It Again Sports, Plato’s Closet and Once Upon A Child royalties of $485,800, $729,600 and $271,800, respectively.  The increase in royalties for these brands is primarily due to higher franchisee retail sales in these brands as well as having 33 additional Plato’s Closet franchise stores in the first six months of 2010 compared to the same period last year.

Franchise fees increased to $528,500 for the first six months of 2010 compared to $385,000 for the first six months of 2009, primarily as a result of opening six more franchise territories in the 2010 period compared to the same period in 2009.

Leasing Income

Leasing income of $4,870,700 for the first six months of 2010 was comparable to $4,844.800 in the same period in 2009.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports buying group, or through our Computer Support Center (together, “Direct Franchisee Sales”).  Direct Franchisee Sales decreased 19.9% to $1,045,200 for the first six months of 2010 from $1,304,700 for the same period last year.  This is a result of management’s strategic decision to have more franchisees purchase merchandise directly from vendors and having 15 fewer Play It Again Sports stores open at June 26, 2010 than one year ago.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold decreased 20.5% to $991,200 for the first six months of 2010 from $1,247,000 for the same period last year.  The decrease was primarily due to a decrease in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first six months of 2010 and 2009 was 94.8% and 95.6%, respectively.

Leasing Expense

Leasing expense decreased to $986,600 for the first six months of 2010 compared to $1,195,300 for the first six months of 2009.  The decrease is primarily due to lower borrowing costs in connection with the lease portfolio.

Provision for Credit Losses

Provision for credit losses decreased to $11,900 for the first six months of 2010 compared to $1,023,900 for the first six months of 2009.  The decrease is primarily due to a lower level of net write-offs and delinquencies, primarily in the small-ticket financing business portion of our leasing segment.  During the first six months of 2010, we had total net write-offs of $204,900 compared to $1,232,900 in the first six months of 2009.

Selling, General and Administrative

Selling, general and administrative expenses of $9,733,100 in the second quarter of 2010 was comparable to $9,713,100 in 2009.

Segment Comparison of Three Months Ended June 26, 2010 to Three Months Ended June 27, 2009

Franchising segment operating income

The franchising segment’s operating income for the second quarter of 2010 increased by $804,200, or 31.0%, to $3.4 million from $2.6 million for the second quarter of 2009. The increase in segment contribution was primarily due to increased royalty revenue.

Leasing segment operating income (loss)

The leasing segment generated operating income of $800,600 for the second quarter of 2010 compared to a loss of ($358,400) during the second quarter of 2009.  This improvement was primarily due to a decrease in the provision for credit losses which resulted from a lower level of net write-offs and delinquencies in our leasing portfolio.

Segment Comparison of Six Months Ended June 26, 2010 to Six Months Ended June 27, 2009

Franchising segment operating income

The franchising segment’s operating income for the first six months of 2010 increased by $1,696,000, or 33.4%, to $6.8 million from $5.1 million for the first six months of 2009. The increase in segment contribution was primarily due to increased royalty revenue.

Leasing segment operating income (loss)

The leasing segment generated operating income of $1,222,100 for the first six months of 2010 compared to a loss of ($172,200) during the first six months of 2009.  This improvement was primarily due to a decrease in the provision for credit losses which resulted from a lower level of net write-offs and delinquencies in our leasing portfolio.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the consolidated statement of operations that affect our liquidity include non-cash items for depreciation, compensation expense related to stock options and loss from equity investments.  The most significant component of the consolidated balance sheet that affects liquidity is investments.  Investments include $4.1 million of illiquid investments in two private companies: Tomsten, Inc. and BridgeFunds, LLC.

We ended the second quarter of 2010 with $10.6 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 1.5 to 1.0 compared to $8.7 million in cash and cash equivalents and a current ratio of 1.6 to 1.0 at the end of the second quarter of 2009.

Operating activities provided $6.6 million of cash during the first six months of 2010 compared to $7.3 million during the same period last year.  Cash provided by operating assets and liabilities include an increase in accrued and other liabilities of $703,300, primarily due to increased accrued compensation.

Investing activities provided $2.3 million of cash during the first six months of 2010 compared to $0.1 million provided during the same period of 2009.  The 2010 activities consisted primarily of the purchase of equipment for lease contracts of $8.5 million and collections on lease receivables of $10.4 million.

Financing activities used $7.8 million of cash during the first six months of 2010 compared to $0.8 million used during the same period of 2009.  The 2010 activities consisted primarily of net proceeds from exercises of stock options of $0.7 million, net payments of $4.6 million on the line of credit and subordinated notes and $3.9 million used to purchase 163,567 shares of our common stock and $0.1 million for the payment of dividends.

As of June 26, 2010, we had no off balance sheet arrangements.

As of June 26, 2010, our borrowing availability under our Amended and Restated Revolving Credit Agreement (the “Credit Facility”), which provides for an aggregate commitment of $40.0 million subject to certain borrowing base limitations, was $40.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $7.3 million in borrowings outstanding under the Credit Facility bearing interest ranging from 4.58% to 5.76% and having initial terms ranging from three years to five years, leaving $32.7 million available for additional borrowings.

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

On June 29, 2010, we announced that we will redeem all of our outstanding Renewable Unsecured Subordinated Notes.  The redemption is anticipated to occur on July 30, 2010 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest up to the redemption date.  All interest due on the Notes will cease to accrue on and after the redemption date.  As of June 26, 2010, we had $18.6 million of Notes outstanding.

On July 13, 2010, we terminated our $40.0 million Credit Facility with Bank of America, N.A. and the PrivateBank and Trust Company and entered into a new four year $30.0 million line of credit with the PrivateBank and Trust Company (the “Line of Credit”).  We repaid the borrowings under the Credit Facility on the termination date with existing cash balances and have completed our obligations under this agreement.  The Line of Credit will be used for completing the redemption of the Renewable Unsecured Subordinated Notes and for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).

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

We believe that the combination of our cash on hand, the cash generated from our franchising business, cash generated from discounting sources and our Line of Credit will be adequate to fund our planned operations, including leasing activity, through 2011.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchisee based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performances of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first six months of 2010, the Company collected $93,800 more than it estimated at December 26, 2009.  As of June 26, 2010, the Company’s royalty receivable was $1,044,100.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet.  As of June 26, 2010, deferred franchise fees were $1,015,400.

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

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial markets risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At June 26, 2010, the Company had available a $40.0 million line of credit with Bank of America, N.A. and The PrivateBank and Trust Company.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (less than six months) or the bank’s index rate for borrowings one year or greater.  The Company had $7.3 million of debt outstanding at June 26, 2010 under this line of credit, all of which was in the form of fixed rate borrowings in excess of one year and therefore were not subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates only in the event that it were to borrow additional amounts under this facility with interest rates based on the bank’s base rate or LIBOR.  With the Company’s borrowings at June 26, 2010, a one percent increase in short-term rates would have no impact on annual pretax earnings.  The Company had no interest rate derivatives in place at June 26, 2010.

Approximately $9.3 million of the Company’s cash and cash equivalents at June 26, 2010 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Although the Company conducts business in foreign countries, international operations are not material to its consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to the Company’s results of operations for the three and six months ended June 26, 2010.  Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on its future costs or on future cash flows it would receive from its foreign activity.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan
December 27, 2009 to January 30, 2010	6,382	$22.20	6,382	254,574

January 31, 2010 to February 27, 2010	8,701	21.46	8,701	245,873

February 28, 2010 to March 27, 2010	15,493	21.28	15,493	230,380

March 28, 2010 to May 1, 2010	102,575	22.49	102,575	127,805

May 2, 2010 to May 29, 2010	11,690	29.72	11,690	116,115

May 30, 2010 to June 26, 2010	18,726	32.97	18,726	97,389

Total	163,567	$24.03	163,567	97,389

(1)           The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 4,500,000 shares, of which 97,389 may still be repurchased.

ITEM 3:  Defaults Upon Senior Securities

None.

ITEM 4:   Reserved

ITEM 5:  Other Information

All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

ITEM 6:   Exhibits

3.1           Articles of Incorporation, as amended (Exhibit 3.1)(1)

3.2           By-laws, as amended and restated to date (Exhibit 3.2)(2)

10.1         2010 Stock Option Plan, including forms of stock option agreements (Exhibit 10.18)(3)

10.2         Credit Agreement, dated July 13, 2010, among Winmark Corporation and its subsidiaries and the PrivateBank and Trust Company*

10.3         Security Agreements, dated July 13, 2010, among Winmark Corporation, each of its subsidiaries and the PrivateBank and Trust Company*

10.4         Pledge Agreement, dated July 13, 2010, among Winmark Corporation and the PrivateBank and Trust Company*

10.5         Revolving Note, dated July 13, 2010, by Winmark Corporation and its subsidiaries to the PrivateBank and Trust Company*

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

(3)           Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 23, 2010	By:	/s/ John L. Morgan
John L. Morgan
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date: July 23, 2010	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED JUNE 26, 2010

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)

3.2	By-laws, as amended and restated to date (Exhibit 3.2)(2)

10.1	2010 Stock Option Plan, including forms of stock option agreements (Exhibit 10.18)(3)

10.2	Credit Agreement, dated July 13, 2010, among Winmark Corporation and its subsidiaries and the PrivateBank and Trust Company*

10.3	Security Agreements, dated July 13, 2010, among Winmark Corporation, each of its subsidiaries and the PrivateBank and Trust Company*

10.4	Pledge Agreement, dated July 13, 2010, among Winmark Corporation and the PrivateBank and Trust Company*

10.5	Revolving Note, dated July 13, 2010, by Winmark Corporation and its subsidiaries to the PrivateBank and Trust Company*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

(3)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 26, 2009.