Form 10-Q
period 2010-09-25
WINMARK CORP
filed 2010-10-21
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 25, 2010

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

Common stock, no par value, 5,011,862 shares outstanding as of October 15, 2010.

WINMARK CORPORATION AND SUBSIDIARIES

PART I.                 FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 25, 2010 (Unaudited)	December 26, 2009 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,169,400	$9,490,800
Marketable securities	318,000	1,274,000
Current investments	2,000,000	2,000,000
Receivables, less allowance for doubtful accounts of $21,800 and $35,700	2,005,700	1,761,100
Net investment in leases - current	15,729,900	17,575,900
Income tax receivable	1,032,100	—
Inventories	95,600	111,400
Prepaid expenses	500,000	398,800
Total current assets	23,850,700	32,612,000
Net investment in leases - long-term	16,637,400	19,423,700
Long-term investments	1,910,500	2,232,900
Long-term receivables, net	6,000	14,900
Property and equipment, net	1,667,700	1,843,500
Other assets	677,500	677,500
	$44,749,800	$56,804,500
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current line of credit	$15,400,000	$3,983,100
Current renewable unsecured subordinated notes	—	9,166,900
Accounts payable	1,358,000	1,415,200
Income tax payable	—	183,500
Accrued liabilities	2,188,500	1,794,100
Current discounted lease rentals	618,900	972,600
Current rents received in advance	312,600	294,400
Current deferred revenue	1,096,800	1,188,800
Deferred income taxes	1,057,700	1,057,700
Total current liabilities	22,032,500	20,056,300
Long-term line of credit	—	5,298,900
Long-term renewable unsecured subordinated notes	—	12,058,700
Long-term discounted lease rentals	122,000	507,600
Long-term rents received in advance	820,900	1,332,000
Long-term deferred revenue	771,000	709,500
Other long-term liabilities	1,209,500	1,298,400
Deferred income taxes	214,400	214,400
Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 5,011,862 and 5,125,025 shares issued and outstanding	195,300	—
Accumulated other comprehensive (loss) income	(96,100)	9,600
Retained earnings	19,480,300	15,319,100
Total shareholders’ equity	19,579,500	15,328,700
	$44,749,800	$56,804,500

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
REVENUE:
Royalties	$7,030,000	$6,405,200	$19,761,800	$17,646,600
Leasing income	2,419,600	2,271,600	7,290,300	7,116,400
Merchandise sales	964,000	593,800	2,009,200	1,898,500
Franchise fees	357,100	419,600	885,600	804,600
Other	236,600	134,600	782,300	446,800
Total revenue	11,007,300	9,824,800	30,729,200	27,912,900
COST OF MERCHANDISE SOLD	920,600	569,700	1,911,800	1,816,700
LEASING EXPENSE	387,600	548,000	1,374,200	1,743,300
PROVISION FOR CREDIT LOSSES	130,500	853,600	142,400	1,877,500
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,360,200	4,666,800	14,093,300	14,379,900
Income from operations	5,208,400	3,186,700	13,207,500	8,095,500
LOSS FROM EQUITY INVESTMENTS	(200,200)	(57,300)	(322,400)	(61,400)
INTEREST EXPENSE	(363,900)	(317,300)	(925,200)	(1,009,800)
INTEREST AND OTHER INCOME	96,100	178,700	376,800	351,400
Income before income taxes	4,740,400	2,990,800	12,336,700	7,375,700
PROVISION FOR INCOME TAXES	(2,050,400)	(1,211,300)	(5,126,900)	(2,987,200)
NET INCOME	$2,690,000	$1,779,500	$7,209,800	$4,388,500
EARNINGS PER SHARE — BASIC	$.54	$.34	$1.43	$.82
EARNINGS PER SHARE — DILUTED	$.51	$.33	$1.39	$.82
WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	5,011,862	5,282,349	5,055,405	5,335,869
WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	5,224,580	5,329,697	5,203,628	5,357,259

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 25, 2010	September 26, 2009
OPERATING ACTIVITIES:
Net income	$7,209,800	$4,388,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	352,100	405,200
Provision for credit losses	142,400	1,877,500
Compensation expense related to stock options	538,500	576,000
Gain on sale of marketable securities	(91,600)	(76,700)
Gain from disposal of property and equipment	—	(1,200)
Loss from equity investments	322,400	61,400
Deferred initial direct costs	(301,200)	(528,100)
Amortization of deferred initial direct costs	570,700	691,000
Change in operating assets and liabilities:
Receivables	(235,700)	412,300
Income tax receivable/payable	(1,148,800)	1,368,600
Inventories	15,800	30,700
Prepaid expenses	(101,200)	624,200
Deferred income taxes	—	1,396,700
Accounts payable	(57,200)	25,000
Accrued and other liabilities	305,500	(226,700)
Additions to advance and security deposits	279,900	101,300
Deferred revenue	(30,500)	(15,000)
Net cash provided by operating activities	7,770,900	11,110,700
INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	1,440,200	311,500
Purchase of marketable securities	(565,100)	(794,900)
Proceeds from sale of property and equipment	—	1,800
Purchases of property and equipment	(176,300)	(757,800)
Purchase of equipment for lease contracts	(12,557,800)	(12,164,800)
Principal collections on lease receivables	15,191,500	15,278,000
Net cash provided by investing activities	3,332,500	1,873,800
FINANCING ACTIVITIES:
Proceeds from line of credit	19,300,000	—
Payments on line of credit	(13,182,000)	(3,339,400)
Proceeds from issuance of subordinated notes	146,800	4,964,700
Payments on subordinated notes	(21,372,400)	(3,197,900)
Repurchases of common stock	(3,930,100)	(2,493,200)
Proceeds from exercises of stock options	670,800	50,000
Dividends paid	(201,000)	—
Proceeds from discounted lease rentals	74,600	428,100
Tax benefits on exercised options	68,500	5,500
Net cash (used for) financing activities	(18,424,800)	(3,582,200)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,321,400)	9,402,300
Cash and cash equivalents, beginning of period	9,490,800	2,140,000
Cash and cash equivalents, end of period	$2,169,400	$11,542,300
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,159,900	$2,045,700
Cash paid for income taxes	$6,325,600	$216,300
Non-cash landlord leasehold improvements	$—	$1,072,400

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

Revenues and operating results for the nine months ended September 25, 2010 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.  Such reclassifications did not impact net income or shareholders’ equity as previously reported.

2.     Organization and Business:

The Company offers licenses to operate franchises using the service marks Play It Again Sports®, Plato’s Closet®, Once Upon A Child®, Music Go Round®, and Wirth Business Credit®.  In addition, the Company sells inventory to its Play It Again Sports franchisees through its buying group.  The Company also operates both small-ticket and middle market equipment leasing businesses under Wirth Business Credit, Inc. and Winmark Capital Corporation.

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

4.     Investments:

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale:

	September 25, 2010		December 26, 2009
	Cost	Fair Value	Cost	Fair Value
Equity securities	$474,900	$318,000	$1,258,500	$1,274,000

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive (loss) income are as follows:

	September 25, 2010	December 26, 2009
Unrealized gains	$—	$77,700
Unrealized losses	(156,900)	(62,200)
Net unrealized (losses) gains	$(156,900)	$15,500

As of September 25, 2010, there was one security in an unrealized loss position.  The Company evaluated the security for other than temporary impairment and determined that no such impairment existed based upon the Company’s intent and ability at September 25, 2010 to hold the security until market conditions recover and the market value of the security is at a minimum equal to its cost basis.

The Company’s realized gains recognized on sales of available-for-sale marketable securities are as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Realized gains	$15,800	$75,900	$91,600	$76,700
Realized losses	—	—	—	—
Net realized gains (losses)	$15,800	$75,900	$91,600	$76,700

Other Long-Term Investments

The Company has an investment in Tomsten, Inc. (“Tomsten”), the parent company of “Archiver’s” retail chain.  Archiver’s is a retail concept created to help people preserve and enjoy their photographs.  The Company has invested a total of $7.5 million in the purchase of common stock of Tomsten.  The Company’s investment currently represents 18.3% of the outstanding common stock of Tomsten.  As of September 25, 2010, $0.2 million of the Company’s investment, with a current carrying cost of $1.9 million, is attributable to goodwill.  The amount of goodwill was determined by calculating the difference between the Company’s net investment in Tomsten less its pro rata share of Tomsten’s net worth.

In December 2009, the Company began providing management services to Tomsten.  Management fees received by the Company are recorded as other revenue.

The Company has a $2.0 million investment in senior subordinated promissory notes with warrants in BridgeFunds Limited (“BridgeFunds”).  BridgeFunds advances funds to claimants involved in civil litigation to cover litigation expenses.  Monthly prepayment of the principal of such notes in an amount equal to Available Cash Flow (as defined within the agreements governing the notes) is required.  On October 20, 2010, the Company entered into an amendment to the agreements governing the notes whereby the maturity date of all of the outstanding notes was changed to June 30, 2011.  During the nine months ended September 25, 2010, the Company received $20,000 in payments of interest and did not receive any payments of principal on the notes.  As of September 25, 2010, the $2.0 million investment balance is classified as current based on expected payments from Available Cash Flow, and $0.3 million of related interest receivable is included in current receivables.

5.  Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	September 25, 2010	December 26, 2009
Minimum lease payments receivable	$34,700,000	$40,868,500
Estimated residual value of equipment	3,537,400	2,954,400
Unearned lease income net of initial direct costs deferred	(5,389,000)	(6,412,900)
Security deposits	(2,701,100)	(1,928,200)
Allowance for credit losses	(999,100)	(1,339,400)
Equipment installed on leases not yet commenced	3,219,100	2,857,200
Total net investment in leases	32,367,300	36,999,600
Less: net investment in leases — current	(15,729,900)	(17,575,900)
Net investment in leases — long-term	$16,637,400	$19,423,700

The Company had $482,800 and $2,304,300 of write-offs, net of recoveries, related to the lease portfolio during the first nine months of 2010 and 2009, respectively.

As of September 25, 2010, no customer accounted for more than 10% of the Company’s total assets.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2010 and the full fiscal years thereafter as of September 25, 2010:

Fiscal Year	Minimum Lease Payments Receivable	Income Amortization
2010	$6,078,500	$1,253,700
2011	17,098,000	3,072,100
2012	9,267,500	930,700
2013	2,151,000	110,100
2014	93,700	16,300
Thereafter	11,300	6,100
	$34,700,000	$5,389,000

6.  Accounting for Stock-Based Compensation:

The Company recognizes the cost of all share-based payments to employees, including grants of employee stock options, in the consolidated financial statements based on the grant date fair value of those awards.  This cost is recognized over the period for which an employee is required to provide service in exchange for the award.  The benefits associated with tax deductions in excess of recognized compensation expense are reported as a financing cash flow rather than as an operating cash flow.  Compensation expense of $538,500 and $576,000 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first nine months of 2010 and 2009, respectively.

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

The fair value of each option granted in 2010 and 2009 was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2010	$9.80	2.43%	6	28.3%	.26%
2009	$4.25 / $7.14	2.92% / 2.57%	6	27.1% / 27.6%	none

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

In July 2010, the FASB issued new accounting guidance that requires new disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables.  Existing disclosures are amended to require an entity to provide certain disclosures on a disaggregated basis by portfolio segment or by class of financing receivables.  The new and amended disclosures that relate to information as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company will begin to include the new and amended disclosures that relate to information as of the end of a reporting period in its annual report on Form 10-K for the fiscal year ending December 25, 2010, and will begin to include the disclosures that relate to information for activity that occurs during a reporting period in its quarterly report on Form 10-Q for the fiscal period ending March 26, 2011.  This will not have an impact on the consolidated results of the Company.

8.     Earnings Per Share:

The Company calculates earnings per share by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Earnings Per Share - Basic.  The Company calculates Earnings Per Share - Diluted by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options using the treasury stock method.  The weighted average diluted outstanding shares is computed by adding the weighted average basic shares outstanding with the dilutive effect of stock options equivalent to 212,718 shares and 47,348 shares for the three months and 148,223 shares and 21,390 shares for the nine months ended September 25, 2010 and September 26, 2009, respectively.

Options totaling 10,730 and 75,895 shares for the three months and 21,858 and 295,784 shares for the nine months ended September 25, 2010 and September 26, 2009, respectively, were outstanding but were not included in the calculation of Earnings Per Share — Diluted because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be anti-dilutive.

9.     Shareholders’ Equity:

Repurchase of Common Stock

Under the board of directors’ authorization, as of September 25, 2010, the Company has the ability to repurchase up to 4,500,000 shares of its common stock, of which all but 97,389 shares have been repurchased.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.  Since inception of stock repurchase activities in November 1995 through September 25, 2010, the Company has repurchased 4,402,611 shares of its stock at an average price of $14.68 per share.  In the first nine months of 2010, the Company repurchased 163,567 shares for an aggregate purchase price of $3,930,100 or $24.03 per share.

Stock Option Plans

The Company has authorized up to 750,000 shares of common stock be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2001 Stock Option Plan (the “2001 Plan”).

At the April 28, 2010 Annual Shareholders Meeting, the Company’s shareholders approved a new stock option plan, the 2010 Stock Option Plan (the “2010 Plan”).  The 2010 Plan (as described more completely in the Company’s definitive Proxy Statement filed with the United States Securities and Exchange Commission on March 11, 2010) provides for the issuance of up to 250,000 shares of common stock in the form of either nonqualified or incentive stock option grants.  Participants in the 2010 Plan may include employees, officers, directors, consultants and advisors of the Company.  As of September 25, 2010, no options had been granted under the 2010 Plan.

The Company also sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors Plan”) and has reserved a total of 300,000 shares for issuance to directors of the Company who are not employees.

Stock option activity under the 2001 Plan and Nonemployee Directors Plan as of September 25, 2010 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 26, 2009	614,650	$18.08	6.93	$2,524,800
Granted	48,750	31.19
Exercised	(50,404)	13.31
Forfeited	(4,376)	15.98
Outstanding at September 25, 2010	608,620	$19.54	6.76	$8,487,300
Exercisable at September 25, 2010	321,412	$19.17	5.49	$4,603,800

All unexercised options at September 25, 2010 have an exercise price equal to the fair market value on the date of the grant.

As of September 25, 2010 the Company had $1,355,800 of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average period of approximately 2.3 years.

10.  Long-term Debt:

On July 13, 2010, the Company terminated its $40.0 million Amended and Restated Revolving Credit Agreement (the “Credit Facility”) with Bank of America, N.A. and the PrivateBank and Trust Company and entered into a new credit agreement with the PrivateBank and Trust Company (the “Line of Credit”).  The Company repaid the borrowings under the Credit Facility on the termination date with existing cash balances and has completed its obligations under such agreement.

The Line of Credit, which provides for an aggregate commitment over its four year term of $30.0 million subject to certain borrowing base limitations, allows the Company to choose between three interest rate options in connection with its borrowings.  The interest rate options are the Base Rate, LIBOR and Fixed Rate (all as defined within the Line of Credit) plus an applicable margin of 0.50%, 2.75% and 2.75%, respectively.  Interest periods for LIBOR borrowings can be one, two or three months, and interest periods for Fixed Rate borrowings can be one, two, three or four years as selected by the Company.  The Line of Credit also provides for non-utilization fees of 0.25% per annum on the daily average of the unused commitment.

As of September 25, 2010, the Company’s borrowing availability under the Line of Credit was $30.0 million (the lesser of the borrowing base or the aggregate commitment).  There were $15.4 million in borrowings outstanding under the Line of Credit bearing interest ranging from 3.23% to 3.75%, leaving $14.6 million available for additional borrowings.

The Line of Credit was used to complete the redemption of the Renewable Unsecured Subordinated Notes (as indicated below) and has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of September 25, 2010, the Company was in compliance with all of its financial covenants.

Renewable Unsecured Subordinated Notes

On July 30, 2010, the Company redeemed all of its outstanding Renewable Unsecured Subordinated Notes.  The redemption price equaled to 100% of the principal amount, plus accrued and unpaid interest up to the redemption date.  The Company borrowed $16.0 million on its Line of Credit to finance the redemption.

The Company made interest payments of $1,126,500 and $1,624,300 on the renewable unsecured subordinated notes during the first nine months of 2010 and 2009, respectively.

11.  Discounted Lease Rentals

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 4.40% at September 25, 2010 on a non-recourse basis.  In the event of a default by a customer in non-recourse financing, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Company.  As of September 25, 2010, $0.6 million of the $0.7 million balance is classified as a current liability.

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

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Revenue:
Franchising	$8,567,700	$7,553,200	$23,378,900	$20,796,500
Leasing	2,439,600	2,271,600	7,350,300	7,116,400
Total revenue	$11,007,300	$9,824,800	$30,729,200	$27,912,900

Reconciliation to operating income:
Franchising segment contribution	$4,489,100	$3,886,600	$11,266,100	$8,967,600
Leasing segment contribution	719,300	(699,900)	1,941,400	(872,100)
Total operating income	$5,208,400	$3,186,700	$13,207,500	$8,095,500

Depreciation and amortization:
Leasing	$3,300	$2,800	$10,600	$39,500
Allocated	110,800	123,800	341,500	365,700
Total depreciation and amortization	$114,100	$126,600	$352,100	$405,200

	As of
	September 25, 2010	December 26, 2009
Identifiable assets:
Franchising	$4,284,400	$3,137,300
Leasing	33,409,300	38,281,900
Unallocated	7,056,100	15,385,300
Total	$44,749,800	$56,804,500

13.  Related Party Transactions:

On April 2, 2010, in connection with the Company’s existing stock repurchase plan, Winmark repurchased 25,000 shares of common stock from Ronald G. Olson, a greater than 5% shareholder, for aggregate consideration of $562,500, or $22.50 per share.

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of September 25, 2010, we had 908 franchises operating under the Play it Again Sports, Plato’s Closet, Once Upon A Child, Music Go Round and Wirth Business Credit brands and had a leasing portfolio of $32.4 million.  Management closely tracks the following criteria to evaluate current business operations and future prospects: franchising revenue, leasing activity, and selling, general and administrative expenses.

Our most profitable sources of franchising revenue are royalties earned from our franchise partners and franchise fees for new store openings and transfers.  During the first nine months of 2010, our royalties increased $2,115,200 or 12.0% compared to the first nine months of 2009.  Franchise fees increased $81,000 or 10.1% compared to the same period last year.

During the first nine months of 2010, we purchased $12.6 million in equipment for lease contracts compared to $12.2 million in the first nine months of 2009.  Overall, our leasing portfolio (net investment in leases — current and long-term) decreased to $32.4 million at September 25, 2010 from $37.0 million at December 26, 2009.  Leasing income during the first nine months of 2010 was $7.3 million compared to $7.1 million in the same period last year.  (See Note 12 — “Segment Reporting”).  Our earnings are also impacted by credit losses.  During the first nine months of 2010, our provision for credit losses decreased to $142,400 from $1,877,500 in the first nine months of 2009, as we experienced a lower level of net write-offs and delinquencies, primarily in the small-ticket financing business portion of our leasing segment.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first nine months of 2010, selling, general and administrative expense decreased $286,600 or 2.0%, compared to the first nine months of 2009.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first nine months ended September 25, 2010:

					NINE MONTHS ENDING 9/25/10
	TOTAL 12/26/09	OPENED	CLOSED	TOTAL 9/25/10	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Play It Again Sports Franchises - US and Canada	341	3	(13)	331	15	15
Plato’s Closet Franchises - US and Canada	267	25	(1)	291	13	12
Once Upon A Child Franchises - US and Canada	235	9	(7)	237	17	15
Music Go Round Franchises - US	34	1	(2)	33	1	1
Total Franchised Stores	877	38	(23)	892	46	43
Wirth Business Credit Territories - US	37	0	(21)	16	—	—
Total Franchises/Territories	914	38	(44)	908	46	43

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the first nine months of 2010, we renewed 43 franchise agreements of the 46 franchise agreements up for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Revenue:
Royalties	63.9%	65.2%	64.3%	63.2%
Leasing income	22.0	23.1	23.7	25.5
Merchandise sales	8.8	6.0	6.5	6.8
Franchise fees	3.2	4.3	2.9	2.9
Other	2.1	1.4	2.6	1.6
Total revenues	100.0	100.0	100.0	100.0
Cost of merchandise sold	(8.4)	(5.8)	(6.2)	(6.5)
Leasing expense	(3.5)	(5.6)	(4.5)	(6.3)
Provision for credit losses	(1.2)	(8.7)	(0.4)	(6.7)
Selling, general and administrative expenses	(39.6)	(47.5)	(45.9)	(51.5)
Income from operations	47.3	32.4	43.0	29.0
Loss from equity investments	(1.8)	(0.6)	(1.1)	(0.2)
Interest expense	(3.3)	(3.2)	(3.0)	(3.6)
Interest and other income	0.8	1.8	1.2	1.2
Income before income taxes	43.0	30.4	40.1	26.4
Provision for income taxes	(18.6)	(12.3)	(16.7)	(10.7)
Net income	24.4%	18.1%	23.4%	15.7%

Comparison of Three Months Ended September 25, 2010 to Three Months Ended September 26, 2009

Revenue

Revenues for the quarter ended September 25, 2010 totaled $11.0 million compared to $9.8 million for the comparable period in 2009.

Royalties and Franchise Fees

Royalties increased to $7.0 million for the third quarter of 2010 from $6.4 million for the same period of 2009, a 9.8% increase.  The increase was due to higher Play It Again Sports, Plato’s Closet and Once Upon A Child royalties of $33,300, $462,800 and $121,200, respectively.  The increase in royalties for these brands is primarily due to higher franchisee retail sales in these brands as well as having 30 additional Plato’s Closet franchise stores in the third quarter of 2010 compared to the same period last year.

Franchise fees decreased to $357,100 for the third quarter of 2010 compared to $419,600 for the same period of 2009, primarily as a result of opening six fewer franchise territories in the third quarter of 2010 period compared to the same period in 2009.

Leasing Income

Leasing income increased to $2,419,600 for the third quarter of 2010 compared to $2,271,600 for the same period in 2009, a 6.5% increase.  The increase is due to an increase in leasing income from the middle-market equipment leasing business portion of our leasing segment, partially offset by a decrease in leasing income from the small-ticket financing business portion of our leasing segment.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports buying group, or through our Computer Support Center (together, “Direct Franchisee Sales”).  Direct Franchisee Sales increased to $964,000 for the third quarter of 2010 from $593,800 for the same period last year.  This is a result of an additional vendor program for the buying group as well as increased technology purchases by our franchisees.

Other Revenue

Other revenue includes marketing and software license fees received from franchisees as well as management fees received for management services that we provide Tomsten.  Other revenue increased to $236,600 for the third quarter of 2010 from $134,600 for the same period in 2009 due to the management fees received from Tomsten.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold increased to $920,600 for the third quarter of 2010 from $569,700 for the same period last year.  The increase was due to an increase in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the third quarter of 2010 and 2009 was 95.5% and 95.9%, respectively.

Leasing Expense

Leasing expense decreased to $387,600 for the third quarter of 2010 compared to $548,000 for the third quarter of 2009.  The decrease is primarily due to lower borrowing costs in connection with the lease portfolio.

Provision for Credit Losses

Provision for credit losses decreased to $130,500 for the third quarter of 2010 compared to $853,600 for the third quarter of 2009.  The decrease is primarily due to a lower level of net write-offs and delinquencies, primarily in the small-ticket financing business portion of our leasing segment.  During the third quarter of 2010, we had total net write-offs of $277,800 compared to total net write-offs of $1,071,400 in the third quarter of 2009.

Selling, General and Administrative

Selling, general and administrative expenses decreased 6.6% to $4,360,200 in the third quarter of 2010 from $4,666,800 for the third quarter of 2009.  The decrease was primarily from a decrease in outside services and sales-related compensation expense.

Loss from Equity Investments

During the third quarter of 2010 and 2009, we recorded losses of $200,200 and $57,300, respectively, from our investment in Tomsten (representing our pro-rata share of losses for the periods).

Income Taxes

The provision for income taxes was calculated at an effective rate of 43.3% and 40.5% for the third quarter of 2010 and 2009, respectively.  The higher effective rate in 2010 compared to 2009 reflects our recording of a deferred tax valuation allowance for losses from our equity investments.

Comparison of Nine Months Ended September 25, 2010 to Nine Months Ended September 26, 2009

Revenue

Revenues for the first nine months of 2010 totaled $30.7 million compared to $27.9 million for the comparable period in 2009.

Royalties and Franchise Fees

Royalties increased to $19.8 million for the first nine months of 2010 from $17.6 million for the first nine months of 2009, a 12.0% increase.  The increase was due to higher Play It Again Sports, Plato’s Closet and Once Upon A Child royalties of $519,100, $1,192,400 and $393,000, respectively.  The increase in royalties for these brands is primarily due to higher franchisee retail sales in these brands as well as having 30 additional Plato’s Closet franchise stores in the first nine months of 2010 compared to the same period last year.

Franchise fees increased to $885,600 for the first nine months of 2010 compared to $804,600 for the first nine months of 2009, primarily as a result of an increase in the franchise fee for an initial store.

Leasing Income

Leasing income increased to $7,290,300 for the first nine months of 2010 compared to $7,116,400 for the same period in 2009, a 2.4% increase. The increase is due to an increase in leasing income from the middle-market equipment leasing business portion of our leasing segment, partially offset by a decrease in leasing income from the small-ticket financing business portion of our leasing segment.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports buying group, or through our Computer Support Center (together, “Direct Franchisee Sales”).  Direct Franchisee Sales increased to $2,009,200 for the first nine months of 2010 from $1,898,500 for the same period last year.  This is a result of increased technology purchases by our franchisees.

Other Revenue

Other revenue includes marketing and software license fees received from franchisees as well as management fees received for management services that we provide Tomsten.  Other revenue increased to $782,300 for the first nine months of 2010 from $446,800 for the same period in 2009 due to the management fees received from Tomsten.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold increased to $1,911,800 for the first nine months of 2010 from $1,816,700 for the same period last year.  The increase was due to an increase in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first nine months of 2010 and 2009 was 95.2% and 95.7%, respectively.

Leasing Expense

Leasing expense decreased to $1,374,200 for the first nine months of 2010 compared to $1,743,300 for the first nine months of 2009.  The decrease is primarily due to lower borrowing costs in connection with the lease portfolio.

Provision for Credit Losses

Provision for credit losses decreased to $142,400 for the first nine months of 2010 compared to $1,877,500 for the first nine months of 2009.  The decrease is primarily due to a lower level of net write-offs and delinquencies, primarily in the small-ticket financing business portion of our leasing segment.  During the first nine months of 2010, we had total net write-offs of $482,800 compared to $2,304,300 in the first nine months of 2009.

Selling, General and Administrative

Selling, general and administrative expenses decreased 2.0% to $14,093,300 in the first nine months of 2010 from $14,379,900 in 2009.  The decrease was primarily from a decrease in outside services.

Loss from Equity Investments

During the first nine months of 2010 and 2009, we recorded losses of $322,400 and $61,400, respectively, from our investment in Tomsten (representing our pro-rata share of losses for the periods).

Income Taxes

The provision for income taxes was calculated at an effective rate of 41.6% and 40.5% for the first nine months of 2010 and 2009, respectively.  The higher effective rate in 2010 compared to 2009 reflects our recording of a deferred tax valuation allowance for losses from our equity investments.

Segment Comparison of Three Months Ended September 25, 2010 to Three Months Ended September 26, 2009

Franchising segment operating income

The franchising segment’s operating income for the third quarter of 2010 increased by $602,500, or 15.5%, to $4.5 million from $3.9 million for the third quarter of 2009. The increase in segment contribution was primarily due to increased royalty revenue.

Leasing segment operating income (loss)

The leasing segment generated operating income of $719,300 for the third quarter of 2010 compared to a loss of ($699,700) during the third quarter of 2009.  This improvement was primarily due to a decrease in the provision for credit losses which resulted from a lower level of net write-offs and delinquencies in our leasing portfolio.

Segment Comparison of Nine Months Ended September 25, 2010 to Nine Months Ended September 26, 2009

Franchising segment operating income

The franchising segment’s operating income for the first nine months of 2010 increased by $2.3 million, or 25.6%, to $11.3 million from $9.0 million for the first nine months of 2009. The increase in segment contribution was primarily due to increased royalty revenue.

Leasing segment operating income (loss)

The leasing segment generated operating income of $1,941,400 for the first nine months of 2010 compared to a loss of ($872,100) during the first nine months of 2009.  This improvement was primarily due to a decrease in the provision for credit losses which resulted from a lower level of net write-offs and delinquencies in our leasing portfolio.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the consolidated statement of operations that affect our liquidity include non-cash items for depreciation, compensation expense related to stock options and loss from equity investments.  The most significant component of the consolidated balance sheet that affects liquidity is investments.  Investments include $3.9 million of illiquid investments in two private companies: Tomsten, Inc. and BridgeFunds, LLC.

We ended the third quarter of 2010 with $2.2 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 1.1 to 1.0 compared to $11.5 million in cash and cash equivalents and a current ratio of 1.7 to 1.0 at the end of the third quarter of 2009.

Operating activities provided $7.8 million of cash during the first nine months of 2010 compared to $11.1 million during the same period last year.  Cash utilized by operating assets and liabilities include a decrease in current income taxes of $1,148,800, primarily due to tax depreciation on lease equipment purchases.

Investing activities provided $3.3 million of cash during the first nine months of 2010 compared to $1.9 million provided during the same period of 2009.  The 2010 activities consisted primarily of the purchase of equipment for lease contracts of $12.6 million and collections on lease receivables of $15.2 million.

Financing activities used $18.4 million of cash during the first nine months of 2010 compared to $3.6 million used during the same period of 2009.  The 2010 activities consisted primarily of net proceeds from exercises of stock options of $0.7 million, net proceeds from our lines of credit of $6.1 million, net payments of $21.2 million on the subordinated notes, $3.9 million used to purchase 163,567 shares of our common stock and $0.2 million for the payment of dividends.

As of September 25, 2010, we had no off balance sheet arrangements.

On July 13, 2010, we terminated our $40.0 million Amended and Restated Revolving Credit Agreement (the “Credit Facility”) with Bank of America, N.A. and the PrivateBank and Trust Company and entered into a new credit agreement with the PrivateBank and Trust Company (the “Line of Credit”).  We repaid the borrowings under the Credit Facility on the termination date with existing cash balances and have completed our obligations under this agreement.

The Line of Credit, which provides for an aggregate commitment over its four year term of $30.0 million subject to certain borrowing base limitations, allows us to choose between three interest rate options in connection with our borrowings.  The interest rate options are the Base Rate, LIBOR and Fixed Rate (all as defined within the Line of Credit) plus an applicable margin of 0.50%, 2.75% and 2.75%, respectively.  Interest periods for LIBOR borrowings can be one, two or three months, and interest periods for Fixed Rate borrowings can be one, two, three or four years as selected by us.  The Line of Credit also provides for non-utilization fees of 0.25% per annum on the daily average of the unused commitment.

As of September 25, 2010, our borrowing availability under the Line of Credit was $30.0 million (the lesser of the borrowing base or the aggregate commitment).  There were $15.4 million in borrowings outstanding under the Line of Credit bearing interest ranging from 3.23% to 3.75%, leaving $14.6 million available for additional borrowings.

The Line of Credit was used to complete the redemption of the Renewable Unsecured Subordinated Notes (as indicated below) and has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of September 25, 2010, we were in compliance with all of our financial covenants.

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

On July 30, 2010, we redeemed all of our outstanding Renewable Unsecured Subordinated Notes.  The redemption price equaled to 100% of the principal amount, plus accrued and unpaid interest up to the redemption date.  We borrowed $16.0 million on our Line of Credit to finance the redemption.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchisee based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performances of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first nine months of 2010, the Company collected $93,700 more than it estimated at December 26, 2009.  As of September 25, 2010, the Company’s royalty receivable was $1,037,200.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet.  As of September 25, 2010, deferred franchise fees were $858,200.

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

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial markets risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At September 25, 2010, the Company had available a $30.0 million line of credit with the PrivateBank and Trust Company.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (less than three months) or the bank’s index rate for borrowings one year or greater.  The Company had $15.4 million of debt outstanding at September 25, 2010 under this line of credit, all of which was in the form of short-term borrowings subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates.  With the Company’s borrowings at September 25, 2010, a one percent increase in short-term rates would reduce annual pretax earnings by $154,000.  The Company had no interest rate derivatives in place at September 25, 2010.

None of the Company’s cash and cash equivalents at September 25, 2010 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Although the Company conducts business in foreign countries, international operations are not material to its consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to the Company’s results of operations for the three and nine months ended September 25, 2010.  Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on its future costs or on future cash flows it would receive from its foreign activity.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan

December 27, 2009 to January 30, 2010	6,382	$22.20	6,382	254,574
January 31, 2010 to February 27, 2010	8,701	21.46	8,701	245,873
February 28, 2010 to March 27, 2010	15,493	21.28	15,493	230,380
March 28, 2010 to May 1, 2010	102,575	22.49	102,575	127,805
May 2, 2010 to May 29, 2010	11,690	29.72	11,690	116,115
May 30, 2010 to June 26, 2010	18,726	32.97	18,726	97,389
June 27, 2010 to July 31, 2010	—	—	—	97,389
August 1, 2010 to August 28, 2010	—	—	—	97,389
August 29, 2010 to September 25, 2010	—	—	—	97,389
Total	163,567	$24.03	163,567	97,389

(1)                                 The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 4,500,000 shares, of which 97,389 may still be repurchased.

ITEM 3:  Defaults Upon Senior Securities

None.

ITEM 4:   Reserved

ITEM 5:  Other Information

On October 20, 2010, the Company entered into a First Amendment to Modification Agreement with BridgeFunds, LLC, whereby the maturity date of $2.0 million of aggregate indebtedness under four outstanding promissory notes was changed to June 30, 2011 and the definition of Available Cash Flow (as defined within the Modification Agreement) was amended.  This event would have been disclosed on Form 8-K as an amendment to a material agreement, but is being disclosed under this Item 5 of Form 10-Q.  A copy of the First Amendment to Modification Agreement is attached to this Form 10-Q as Exhibit 10.1. The foregoing summary of the amendment does not purport to be complete and is qualified by reference to the First Amendment to Modification Agreement which is filed as Exhibit 10.1 hereto and incorporated by reference herein.

ITEM 6:   Exhibits

3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)

3.2	By-laws, as amended and restated to date (Exhibit 3.2)(2)

10.1	First Amendment to Modification Agreement by and between Winmark Corporation and BridgeFunds, LLC dated October 20, 2010*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 21, 2010	By:	/s/ John L. Morgan
John L. Morgan Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: October 21, 2010	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 25, 2010

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)

3.2	By-laws, as amended and restated to date (Exhibit 3.2)(2)

10.1	First Amendment to Modification Agreement by and between Winmark Corporation and BridgeFunds, LLC dated October 20, 2010*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.