Form 10-K
period 2010-12-25
WINMARK CORP
filed 2011-03-10
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2010, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $50,470,595.

Shares of no par value Common Stock outstanding as of March 7, 2011: 4,977,238 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 27, 2011 have been incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

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

We operate a middle-market equipment leasing business through our wholly owned subsidiary, Winmark Capital Corporation.  Our middle-market leasing business serves large and medium-sized businesses and focuses on technology-based assets which typically cost more than $250,000.  The businesses we target generally have annual revenue of between $50 million and several billion dollars.  We generate middle-market equipment leases primarily through business alliances, equipment vendors and directly from customers.

We also operate a small-ticket financing business through our wholly owned subsidiary, Wirth Business Credit®, Inc.  Our small-ticket financing business serves small businesses and focuses on assets which generally have a cost of $5,000 to $100,000.

The Company also provides management services to Tomsten, Inc. (d/b/a Archiver’s) for an annual fee.  In connection with these services, John L. Morgan, our Chairman and Chief Executive Officer serves as Chairman and Chief Executive Officer of Tomsten, Inc.

Our significant assets are located within the United States, and we generate all revenues from United States operations other than franchising revenues from Canadian operations of approximately $2.2 million, $1.8 million and $2.0 million for 2010, 2009 and 2008, respectively.  For additional financial information, please see Item 6 — Selected Financial Data and Item 8 — Financial Statements and Supplementary Data.   We were incorporated in Minnesota in 1988.

Franchise Operations

Our four retail brands with their fiscal year 2010 system-wide sales, defined as estimated revenues generated by all franchise owned locations, are summarized as follows:

Plato’s Closet® - $241 million.

We began franchising the Plato’s Closet brand in 1999.  Plato’s Closet franchises sell and buy used clothing and accessories geared toward the teenage and young adult market.  Customers have the opportunity to sell their used items to a Plato’s Closet franchise when gently-used or outgrown and to purchase quality used clothing and accessories at prices lower than new merchandise.  For the years ended 2010, 2009 and 2008, Plato’s Closet contributed royalties and franchise fees of $10.3 million, $8.5 million and $6.9 million , respectively.  As a percentage of consolidated revenues for 2010, 2009 and 2008, these amounts equaled 25.1%, 22.8% and 19.5%, respectively.

Play It Again Sports® - $236 million.

We began franchising the Play It Again Sports brand in 1988.  Play It Again Sports franchises sell, buy, trade and consign used and new sporting goods, equipment and accessories for a variety of athletic activities including hockey, wheeled sports (in-line skating, skateboards, etc.), fitness, ski/snowboard, golf and baseball/softball.  The franchises offer a flexible mix of merchandise that is adjusted to adapt to seasonal and regional differences.  Play It Again Sports is known for providing high value to the customer by offering a mix of new and used sporting goods.  For the years ended 2010, 2009 and 2008, Play It Again Sports contributed royalties and franchise fees of $9.7 million, $9.1 million and $9.8 million, respectively.   As a percentage of consolidated revenues for 2010, 2009 and 2008, these amounts equaled 23.7%, 24.3% and 27.6% respectively.

Once Upon A Child® - $168 million.

We began franchising the Once Upon A Child brand in 1993.  Once Upon A Child franchises sell and buy used and new children’s clothing, toys, furniture, equipment and accessories.  This brand primarily targets cost-conscious parents of children ages infant to 10 years with emphasis on children ages seven years old and under.  These customers have the opportunity to sell their used children’s items to a Once Upon A Child franchise when outgrown and to purchase quality used children’s clothing, toys, furniture and equipment at prices lower than new merchandise.  New merchandise is offered to supplement the used merchandise.  For the years ended 2010, 2009 and 2008, Once Upon A Child contributed royalties and franchise fees of $7.0 million, $6.4 million and $5.7 million, respectively.  As a percentage of consolidated revenues for 2010, 2009 and 2008, these amounts equaled 17.0%, 17.1% and 16.0% respectively.

Music Go Round® - $25 million.

We began franchising the Music Go Round brand in 1994.  Music Go Round franchises sell, buy, trade and consign used and new musical instruments, speakers, amplifiers, music-related electronics and related accessories for parents of children who play musical instruments, as well as professional and amateur musicians.  For the years ended 2010, 2009 and 2008, Music Go Round contributed royalties and franchise fees of $0.8 million each year, respectively.  As a percentage of consolidated revenues for 2010, 2009 and 2008, these amounts equaled 1.9%, 2.0% and 2.2% respectively.

The following table presents a summary of our retail brands franchising activity for the fiscal year ended December 25, 2010:

	TOTAL 12/26/09	OPENED	CLOSED	TOTAL 12/25/10	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS	% RENEWED
Play It Again Sports
Franchises - US and Canada	341	7	(20)	328	25	25	100%

Plato’s Closet
Franchises - US and Canada	267	35	(1)	301	22	22	100%

Once Upon A Child
Franchises - US and Canada	235	13	(7)	241	19	19	100%

Music Go Round
Franchises - US	34	1	(2)	33	1	1	100%

Total Franchised Stores	877	56	(30)	903	67	67	100%

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

•                  supporting Winmark Capital and Wirth Business Credit; and

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

At December 25, 2010, we had 34 signed retail franchise agreements that are expected to open in 2011.

We began franchising in Canada in 1991 and, as of December 25, 2010, had 62 franchised retail stores open in Canada.  The Canadian retail stores are operated by franchisees under agreements substantially similar to those used in the United States.

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

Our typical Once Upon A Child franchised store purchases approximately 30% of its new product from Graco, Million Dollar Baby, Dorel Juvenile Group and North Gates.  The loss of any of the above vendors would change the vendor mix, but not significantly change our products offered.

There are no significant vendors to our typical Plato’s Closet franchised store.

Retail Advertising and Marketing

We encourage our franchisees to implement a marketing program that includes one or more of the following: television, radio, direct mail, point-of-purchase materials, in store signage and local store marketing programs.  Through these mediums, we advertise that we buy, sell and trade used and new items.  Franchisees of the respective retail brands are required to spend a minimum of 5% of their gross sales on approved advertising and marketing and are required to pay us an annual marketing fee.  Franchisees may be required to participate in regional cooperative advertising groups.

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

Winmark Business Solutions

We established Winmark Business Solutions (“WBS”) to provide business support services to franchisees and other small businesses.  We provide a web site that:

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

•                  provides business critical products, including office supplies and small business books, through the WBS Marketplace, an online store done in partnership with Amazon.com;

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

Each franchisee must execute our franchise agreement and pay an initial franchise fee.  At December 25, 2010, the franchise fee for all brands was $25,000 for an initial store in the U.S. and $26,000CAD for an initial store in Canada.  Once a franchisee opens its initial store, it can open additional stores, in any brand, by paying a $15,000 franchise fee for a store in the U.S. and $16,000CAD for a store in Canada, provided an acceptable territory is available and the franchisee meets the brand’s additional store standards.  The franchise fee for our initial retail store and additional retail store in Canada is based upon the exchange rate applied to the United States fee on the last business day of the preceding fiscal year.  The franchise fee in March 2011 for an initial retail store in Canada will be $25,000CAD, and an additional retail store in Canada will be $15,000CAD.   Typically, the franchisee’s initial store is open for business between eight and ten months from the date the franchise agreement is signed.  The franchise agreement has an initial term of 10 years, with subsequent 10-year renewal periods, and grants the franchisee an exclusive geographic area, which will vary in size depending upon population, demographics and other factors.  Under current franchise agreements, franchisees of the respective brands are required to pay us weekly continuing fees (royalties) equal to the percentage of gross sales outlined in their Franchise Agreements, generally ranging from 4% to 5% for Play It Again Sports, Plato’s Closet and Once Upon A Child and 3% for Music Go Round.

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

Retail Franchising Competition

Retailing, including the sale of sporting goods, children’s and teenage apparel, and musical instruments, is highly competitive.  Many retailers have substantially greater financial and other resources than we do.  Our franchisees compete with established, locally owned retail stores, discount chains and traditional retail stores for sales of new merchandise.  Full line retailers generally carry little or no used merchandise.  Resale, thrift and consignment shops and garage and rummage sales offer some competition to our franchisees for the sale of used merchandise.  Also, our franchisees increasingly compete with online used and new goods retailers such as eBay, Harmony Central and many others. We are aware of, and compete with, one franchisor of stores which sells new and used sporting equipment, two franchisors of stores which sell used and new children’s clothing, toys and accessories and two franchisors of teen apparel stores.

Our Plato’s Closet franchise stores primarily compete with specialty apparel stores such as Gap, Abercrombie & Fitch, Old Navy, Banana Republic and The Limited.  We compete with two other franchisors in the teenage resale clothing retail market.

Our Play It Again Sports franchisees compete with large retailers such as Dick’s Sporting Goods, The Sports Authority as well as regional and local sporting goods stores.  We also compete with Target and Wal-Mart..

Our Once Upon A Child franchisees compete primarily with large retailers such as Babies “R” Us, Wal-Mart, Target and various specialty children’s retail stores such as Gap Kids. We compete with one other franchisor in the specialty children’s resale retail market.

Our Music Go Round franchise stores compete with large musical instrument retailers such as Guitar Center as well as local independent musical instrument stores.  We do not believe we compete with any other franchisor directly in the used and new musical instrument market.

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

Wirth Business Credit Franchise System

We began franchising the Wirth Business Credit business in 2006.  Franchisees in the Wirth Business Credit franchise system market and sell small business equipment leasing and financing services offered by us.  Wirth Business Credit franchisees are compensated for each leasing or financing transaction funded through Winmark or its affiliates, and as such Winmark Corporation does not receive royalties from Wirth Business Credit franchisees.

As of the beginning of the fiscal year covered by this report, we had 37 Wirth Business Credit franchised territories operating in the United States.  During fiscal 2010, we did not open any additional franchise territories and the franchise agreements covering 22 of the existing territories were terminated for various reasons.   During the first quarter of fiscal 2011, the franchise agreements covering the remaining 15 territories were terminated for various reasons, and as of the date of filing of this Form 10-K, we no longer offer Wirth Business Credit franchises.

Equipment Leasing Operations

We operate a middle-market leasing operation through Winmark Capital Corporation, a wholly owned subsidiary.  We operate a small-ticket financing operation through Wirth Business Credit, Inc., a wholly owned subsidiary.  We incorporated both of the corporations in April 2004.  To differentiate ourselves from our competitors in the leasing industry, we offer innovative lease and financing products and concentrate on building long-term, relationship-based associations with our customers and business alliances.

During the past year, our leasing operations have experienced improved financial results.  Contribution to consolidated operating income from this segment improved from a loss of $1.4 million in fiscal 2009 to income of $3.1 million in fiscal 2010.  Our leasing portfolio has decreased over this period from $37.0 million at the end of 2009 to $30.7 million at the end of 2010.  The decrease in the leasing portfolio during this period was primarily driven by decreased activity levels in our small-ticket financing business.

Winmark Capital Corporation

Winmark Capital Corporation is engaged in the business of providing non-cancelable leases for high-technology and business-essential assets to both larger organizations and smaller, growing companies.  We target businesses with annual revenue between $50 million and several billion dollars.  We focus on transactions that generally have terms from two to five years.  Such transactions are generally larger than $250,000 and include high-technology equipment and/or business essential equipment, including computers, telecommunications equipment, point-of-sale systems and other business-essential equipment.  The leases are retained in our portfolio to accommodate equipment additions and upgrades to meet customers’ changing needs.

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

•                  Full Service.  We can service the equipment leasing needs of both large organizations as well as smaller, growing companies.

•                  Asset Ownership.  We differentiate ourselves with our commitment to retain ownership of our leases throughout the lease term.

Leasing and Sales Activities

Our middle-market lease products are marketed nationally through our principal office in Minneapolis, Minnesota and our satellite offices in Atlanta, Georgia; Boulder, Colorado and Santa Barbara, California.

We market our leasing services directly to end-users and indirectly through business alliances, and through vendors of equipment, software, value-added services and consulting services.  We directly market to customers and prospects by telephone canvassing and by establishing relationships with business alliances in the local business community.  We may also advertise in magazines or other periodicals in targeted industries.

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

Wirth Business Credit, Inc.

Our small-ticket financing operation serves the needs of small businesses.  Small-ticket financing transactions are typically between $5,000 and $100,000, have terms of between two and five years and cover business essential assets, including computers, printing equipment, security systems, telecommunications equipment, car wash equipment, production equipment and other assets.  Small-ticket financing products are marketed under the trade name Wirth Business Credit through our direct efforts as well as through former Wirth Business Credit franchisees.  During the first quarter of 2011, we changed the nature of our relationship with four of our Wirth Business Credit franchisees.  The franchise relationship was terminated and each former franchisee signed a broker agreement that allows them to continue to submit small-ticket leasing transactions to us for our approval.  From an operating perspective, the former franchisees continue to have a mechanism to submit applications for their credit approval and ultimate booking.

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

Leasing and Sales Activities

We originate financing transactions through some of our former Wirth Business Credit franchisees and through our direct efforts.   We focus our sales efforts on establishing relationships with organizations with influence over many small businesses such as vendors, franchisors and trade associations.

We generally finance business-essential assets for terms ranging from two to five years.  Our financing transactions are generally full pay out transactions, which means, after paying all required payments under the financing agreement, the customer owns the asset.

Financing

Our ability to arrange financing is important to our middle-market leasing and our small-ticket financing businesses.

Winmark Capital Corporation will from time to time arrange permanent financing of leases through non-recourse discounting of lease rentals with various financial institutions at fixed interest rates.  The proceeds from the assignment of the lease rentals will generally be equal to the present value of the remaining lease payments due under the lease, discounted at the interest rate charged by the financial institution.  Interest rates obtained under this type of financing are negotiated on a transaction-by-transaction basis and reflect the financial strength of the customer, the term of the lease and the prevailing interest rates.  In the event of a default by a customer in non-recourse financing, the financial institution has a first lien on the underlying leased equipment, with no further recourse against us.  The institution may, however, take title to the collateral in the event the customer fails to make lease payments or certain other defaults by the customer occur under the terms of the lease.

To date, we have funded the vast majority of our leases internally using our available cash or debt.  Leases are funded internally for a variety of reasons, including:

•                  we may have a sufficient amount of cash on hand;

•                  lease amounts are too small to be attractive to financial institutions;

•                  the credit strength of the customer is acceptable only for recourse funding; or

•                  we intend to discount a lease but the discounting process has not been completed.

We will primarily rely on existing cash flow and recourse bank facilities to fund both our middle-market and small-ticket portfolios.  We currently have a $30 million line of credit with The PrivateBank and Trust Company and Harris N.A.

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

Some of our competitors have a lower cost of funds and access to funding sources that are not available to us.  A lower cost of funds could enable a competitor to offer leases with yields that are much less than the yields that we offer, which might cause us to lose lease origination volume.  In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could enable them to establish more origination sources and end user customer relationships and increase their market share.  We have and will continue to encounter significant competition.

Government Regulation

Fourteen states, the Federal Trade Commission and four Canadian Provinces impose pre-sale franchise registration and/or disclosure requirements on franchisors.  In addition, a number of states have statutes which regulate substantive aspects of the franchisor-franchisee relationship such as termination, nonrenewal, transfer, discrimination among franchisees and competition with franchisees.

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

Employees

As of December 25, 2010, we employed 100 employees, all of which were full-time.

ITEM 1A: RISK FACTORS

We are dependent on franchise renewals.

Each of our franchise agreements is 10 years long.  At the end of the term of each franchise agreement, each franchisee has the option to “renew” the franchise relationship by signing a new 10-year franchise agreement.  In 2010, of the 22 franchises that had Plato’s Closet franchise agreements expire, 22 signed new 10-year franchise agreements.  In 2011, 2012 and 2013, 23, 31 and 23 Plato’s Closet franchise agreements will expire, respectively.  In 2010, of the 25 franchisees that had their Play It Again Sports franchise agreement expire, 25 signed new 10-year franchise agreements.  In 2011, 2012 and 2013, 47, 71 and 42 Play It Again Sports franchise agreements will expire, respectively.  In 2010, of the 19 franchisees that had their Once Upon A Child franchise agreement expire, 19 signed new 10-year franchise agreements. In 2011, 2012 and 2013, 6, 3 and 38 Once Upon A Child franchise agreements will expire, respectively.  In 2010, of the 1 franchisee that had a Music Go Round franchise agreement expire, 1 signed a new 10-year franchise agreement.  In 2011, 2012 and 2013, 0, 0 and 3 Music Go Round franchise agreements will expire, respectively.  We believe that renewing a significant number of these franchise relationships is important to our continued success.  If a significant number of franchise relationships are not renewed our financial performance would be materially and adversely impacted.

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

We believe that a substantial majority of franchises sold but not opened will open within the time period permitted by the applicable franchise agreement or we will be able to resell the territories for most of the terminated or expired franchises.  However, there can be no assurance that substantially all of the currently sold but unopened franchises will open and commence paying royalties to us.  At December 25, 2010, we had 34 franchise agreements expected to open in 2011.

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

In our leasing business, if we inaccurately assess the creditworthiness of our customers, we may experience a higher number of lease defaults than expected, which would reduce our earnings.  For our middle-market customers, we serve a wide range of businesses from smaller companies that may be financed by venture capital investors to larger organizations that may be financed by private equity firms and larger independent public or private companies.  In many cases, our credit analysis relies on the customer’s current or projected financials.  If we fail to adequately assess the risks of our customer’s business plans, we may experience credit losses.  For our small-ticket customers, there is typically only limited publicly available financial and other information about their businesses.  Accordingly, in making credit decisions, we rely upon the accuracy of information from the small business owner and/or third party sources, such as credit reporting agencies. If the information we obtain from small business owners and/or third party sources is incorrect, our ability to make appropriate credit decisions will be impaired.

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

In an economic slowdown or recession, our equipment leasing businesses may face an increase in delinquent payments, lease defaults and credit losses.  The volume of leasing business for our new and existing customers may decline, as well as the credit quality of our customers.  Because we extend credit to many emerging companies through our subsidiary Winmark Capital Corporation and primarily to small businesses through our subsidiary Wirth Business Credit, Inc., our customers may be particularly susceptible to economic slowdowns or recessions Any protracted economic slowdowns or recessions may make it difficult for us to maintain the volume of lease originations for new and existing customers, and may deteriorate the credit quality of new leases.   Any of these events may slow the growth of our leasing portfolio and impact the profitability of our leasing operations.

We have suffered losses from investments outside of our franchise and leasing businesses and may continue to suffer losses in the future

We currently have investments in two private companies.  We currently own 18.3% of the common stock of Tomsten, Inc. (d/b/a Archiver’s), a privately held corporation.  Archiver’s is a retail concept created to help people preserve and enjoy their photographs. In addition, we currently have an investment of subordinated debt with warrants in BridgeFunds Limited (“BridgeFunds”). BridgeFunds advances funds to claimants involved in civil litigation to cover litigation expenses.

Since the inception of our investment in 2002, Archiver’s has incurred over $14.8 million in losses.  As of December 25, 2010, the carrying value of our $7.5 million investment equaled $2.0 million. If Archiver’s continues to sustain losses, it may need to seek external financing in the form of equity and/or debt.   There can be no assurance that Archiver’s will be able to obtain additional financing.  Any continued losses or inability to obtain financing on attractive terms may result in a further impairment of the carrying value of our investment and a reduction in our book value and profitability.  Also, there is not a market for the equity of Archiver’s and our ability to recover our investment and realize a cash return on our investment will depend on the development of a market for Archiver’s equity or the sale of Archiver’s.

During 2009, the board of BridgeFunds decided to cease advancing funds to new claimants and place its portfolio of receivables in run-off.  We have entered into two modification agreements with BridgeFunds, whereby the maturity date of our investment was changed to June 30, 2011, the annual rate of interest on the notes was increased to 15% and monthly prepayments of the principal of such notes in an amount equal to Available Cash Flow (as defined within the modification agreements) is required.  As of December 25, 2010, we have not received any payments of principal and have received only $60,400 in payments of interest since the date of the initial modification agreement on October 22, 2009.  As such, we have stopped accruing interest on the investment.  Our ability to recover our investment and realize a cash return on our investment will depend on the successful run-off of the BridgeFunds portfolio. In addition, the warrant we hold in BridgeFunds may be of no value.

The loss of our entire investment in any one or both of these investments would have a material adverse impact on our financial results.

From time to time, we have and will continue to make investments outside of our franchise and leasing businesses.  There can be no assurance that such investments will be profitable.

We are subject to restrictions and counterparty risk in our credit facility.

The terms of our $30.0 million line of credit impose certain operating and financial restrictions on us and require us to meet certain financial tests including tests related to minimum levels of debt service coverage and tangible net worth and maximum levels of leverage.  As of December 25, 2010, we were in compliance with all of our financial covenants under this facility; however, failure to comply with these covenants in the future may result in default and could result in acceleration of the related indebtedness.  Any such acceleration of indebtedness would have an adverse impact on our business activities and financial condition.

Recent events in the worldwide credit markets have had an adverse impact on the general availability of credit.  Although our credit facility does not expire until July, 2014, continued market deterioration could jeopardize the counterparty obligations of one or both of the banks participating in this facility, which could have an adverse impact on our business if we are not able to replace such credit facility or find other sources of liquidity on acceptable terms.

We are subject to government regulation.

As a franchisor, we are subject to various federal and state franchise laws and regulations.  Fourteen states, the Federal Trade Commission and four Canadian Provinces impose pre-sale franchise registration and/or disclosure requirements on franchisors.  In addition, a number of states have statutes which regulate substantive aspects of the franchisor-franchisee relationship such as termination, nonrenewal, transfer, discrimination among franchisees and competition with franchisees.

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

ITEM 2: PROPERTIES

We lease 33,513 square feet at our headquarters facility in Minneapolis, Minnesota, under a lease that commenced in March 2009.  We are obligated to pay rent monthly under the Lease, and will pay an estimated $5.1 million in total rental payments over the entire term of the Lease which runs ten years and six months from the commencement date.  We are also obligated to pay estimated taxes and operating expenses as described in the Lease, which change annually.  The total rentals, taxes and operating expenses paid may increase if we exercise any of our rights to acquire additional space described in the Lease.

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

Market Information, Holders, Dividends

Winmark Corporation’s common stock trades on the Nasdaq Global Market under the symbol “WINA”.  The table below sets forth the high and low sales prices of our common stock as reported by Nasdaq for the quarterly periods indicated:

FY 2010:	First	Second	Third	Fourth
High	22.46	34.86	35.50	35.18
Low	19.48	21.61	29.13	31.38

FY 2009:	First	Second	Third	Fourth
High	13.99	17.14	21.95	23.00
Low	8.20	9.50	16.02	19.87

At March 7, 2011, there were 4,977,238 shares of common stock outstanding held by approximately 108 shareholders of record.  Shareholders of record do not include holders who beneficially own common stock held in nominee or “street name”.  We did not declare any cash dividends during fiscal 2009, and declared and paid cash dividends of $0.02 per common share in each of the second, third and fourth quarters of fiscal 2010.  Any future declaration of dividends will be subject to the discretion of our Board of Directors and subject to our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan

September 26, 2010 to October 30, 2010	—	—	—	97,389

October 31, 2010 to November 27, 2010	—	—	—	97,389

November 28, 2010 to December 25, 2010	2,023	$33.35	2,023	95,366

(1)          The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and as of December 25, 2010 was limited to 4,500,000 shares, of which 95,366 may still be repurchased.

ITEM 6: SELECTED FINANCIAL DATA

The following table sets forth selected financial information for the periods indicated.  The information should be read in conjunction with the consolidated financial statements and related notes discussed in Item 8 and 15, and Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed in Item 7.

	Fiscal Year Ended
	(in thousands except per share data)
	December 25, 2010	December 26, 2009	December 27, 2008	December 29, 2007	December 30, 2006(2)
Revenue:
Royalties	$26,489	$23,616	$21,804	$20,447	$19,212
Leasing income	9,896	9,537	8,093	4,416	1,853
Merchandise sales	2,345	2,387	3,268	3,999	4,469
Franchise fees	1,366	1,073	1,705	1,724	1,246
Other	1,107	683	554	579	591
Total revenue	41,203	37,296	35,424	31,165	27,371
Cost of merchandise sold	2,231	2,290	3,121	3,837	4,283
Leasing expense	1,624	2,288	1,882	1,031	227
Provision for credit losses	189	2,796	2,570	604	341
Selling, general and administrative expenses	18,620	19,142	19,760	19,267	17,158
Income from operations	18,539	10,780	8,091	6,426	5,362
Gain (loss) from equity investments(1)	(259)	(100)	(3,163)	(359)	117
Interest expense	(980)	(1,309)	(1,305)	(1,457)	(729)
Interest and other income	258	459	224	539	867
Income before income taxes	17,558	9,830	3,847	5,149	5,617
Provision for income taxes	7,229	3,981	2,708	2,104	2,279
Net income	$10,329	$5,849	$1,139	$3,045	$3,338

Earnings per common share - diluted	$1.98	$1.10	$.21	$.54	$.56
Weighted average shares outstanding - diluted	5,210	5,338	5,531	5,591	6,007
Balance Sheet Data:
Working capital	$3,595	$12,556	$6,164	$(598)	$2,297
Total assets	42,122	56,805	58,110	56,947	36,012
Total debt	8,800	30,508	34,431	37,261	15,978
Shareholders’ equity	23,013	15,329	13,891	12,669	14,161
Selected Financial Ratios:
Return on average assets	20.9%	10.2%	2.0%	6.6%	10.9%
Return on average equity	53.9%	40.0%	8.6%	22.7%	19.1%

(1)          Included in gain (loss) from equity investments is a $2,839,100 impairment charge for the partial write off of the Company’s investment in Tomsten, Inc. in 2008.

(2)          In accordance with GAAP, prior periods are presented assuming the Company had used the equity method of accounting since the inception of the Company’s investment in Tomsten, Inc.  Prior to 2007, the Company had accounted for its investment in Tomsten, Inc. under the cost method.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of December 25, 2010, we had 918 franchises operating under the Plato’s Closet, Play it Again Sports, Once Upon a Child, Music Go Round and Wirth Business Credit brands and had a leasing portfolio of $30.7 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most profitable source of franchising revenue is royalties received from our franchise partners.  During 2010, our royalties increased $2,873,100 or 12.2% compared to 2009.

During 2010, we purchased $15.3 million in equipment for lease contracts compared to $15.5 million in 2009.  Overall, our leasing portfolio (net investment in leases — current and long-term) decreased to $30.7 million at December 25, 2010 from $37.0 million at December 26, 2009.  Leasing income in 2010 was $9.9 million compared to $9.5 million in the same period last year, an increase of 3.8%.  (See Note 12 — “Segment Reporting”).  Our earnings are also impacted by credit losses.  During 2010, our provision for credit losses decreased to $0.2 million from $2.8 million in 2009, as we experienced a lower level of net write-offs and delinquencies, primarily in the small-ticket financing business portion of our leasing segment.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During 2010, selling, general and administrative expense decreased $521,400, or 2.7%, compared to the same period last year.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the fiscal year ended December 25, 2010:

	TOTAL 12/26/09	OPENED	CLOSED	TOTAL 12/25/10	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS	% RENEWED
Play It Again Sports
Franchises - US and Canada	341	7	(20)	328	25	25	100%

Plato’s Closet
Franchises - US and Canada	267	35	(1)	301	22	22	100%

Once Upon A Child
Franchises - US and Canada	235	13	(7)	241	19	19	100%

Music Go Round
Franchises - US	34	1	(2)	33	1	1	100%

Total Franchised Stores	877	56	(30)	903	67	67	100%

Wirth Business Credit
Territories - US	37	0	(22)	15	—	—	N/A

Total Franchises/Territories(1)	914	56	(52)	918	67	67	100%

(1)          During the first quarter of 2011, the franchise agreements for the 15 Wirth Business Credit territories were terminated for various reasons.  As of the filing date of this Form 10-K, we did not have any Wirth Business Credit franchisees.

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  In 2010, we renewed 100% of franchise agreements up for renewal.  This percentage of renewal has ranged between 96% and 100% during the last three years.

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

Results of Operations

The following table sets forth selected information from our Consolidated Statements of Operations expressed as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Fiscal Year Ended		Fiscal 2010
	December 25, 2010	December 26, 2009	over (under) 2009
Revenue:
Royalties	64.3%	63.3%	12.2%
Leasing income	24.0	25.6	3.8
Merchandise sales	5.7	6.4	(1.8)
Franchise fees	3.3	2.9	27.4
Other	2.7	1.8	62.0
Total revenue	100.0	100.0	10.5

Cost of merchandise sold	(5.4)	(6.2)	(2.6)
Lease expense	(3.9)	(6.1)	(29.0)
Provision for credit losses	(0.5)	(7.5)	(93.2)
Selling, general and administrative expenses	(45.2)	(51.3)	(2.7)
Income from operations	45.0	28.9	72.0
Loss from equity investments	(0.6)	(0.2)	157.8
Interest expense	(2.4)	(3.5)	(25.1)
Interest and other income	0.6	1.2	(43.9)
Income before income taxes	42.6	26.4	78.6
Provision for income taxes	(17.5)	(10.7)	81.6
Net income	25.1%	15.7%	76.6%

Revenue

Revenues for the year ended December 25, 2010 totaled $41.2 million compared to $37.3 million for the comparable period in 2009.

Royalties and Franchise Fees

Royalties increased to $26.5 million for 2010 from $23.6 million for the same period in 2009, a 12.2% increase.  The increase was due to higher Plato’s Closet, Play It Again Sports and Once Upon A Child royalties of $1,645,000, $660,000 and $564,000, respectively.  The increase in royalties for these brands is primarily due to higher franchisee retail sales in these brands as well as having 34 additional Plato’s Closet franchise stores in 2010 compared to the same period last year.

Franchise fees include initial franchise fees from the sale of new franchises and transfer fees related to the transfer of existing franchises.  Franchise fee revenue is recognized when the franchise opens or when the franchise agreement is assigned to a buyer of a franchise.  An overview of retail brand franchise fees is presented in the Franchising subsection of the Business section.  Franchise fees increased to $1,366,400 for 2010 from $1,072,900 for 2009 primarily as a result of opening seven more franchises in 2010 compared to 2009 and an increase in the franchise fee for an initial store.

Leasing Income

Leasing income increased to $9,896,300 in 2010 compared to $9,536,900 for the same period in 2009, a 3.8% increase.  The increase is due to an increase in leasing income from the middle-market equipment leasing business portion of our leasing segment, partially offset by a decrease in leasing income from the small-ticket financing business portion of our leasing segment.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports buying group, or through our Computer Support Center (together, “Direct Franchisee Sales”).  Direct Franchisee Sales decreased 1.8% to $2,344,800 in 2010 from $2,386,700 in 2009.  This is a result of lower franchisee purchases through the Play It Again Sports buying group, partially offset by increased technology purchases by our franchisees.

Other Revenue

Other revenue includes marketing and software license fees received from franchisees as well as management fees received for management services that we provide Tomsten, Inc. (“Tomsten”).  Other revenue increased to $1,106,800 for 2010 from $683,300 for 2009 due to the management fees received from Tomsten.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold decreased 2.6% to $2,231,100 in 2010 from $2,290,200 in 2009.  The decrease was primarily due to a decrease in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for 2010 and 2009 was 95.2% and 96.0%, respectively.

Leasing Expense

Leasing expense decreased to $1,624,200 in 2010 compared to $2,288,200 in 2009.  The decrease is primarily due to lower borrowing costs in connection with the lease portfolio.

Provision for Credit Losses

Provision for credit losses decreased to $189,000 in 2010 compared to $2,795,500 in 2009.  The decrease is primarily due to a lower level of net write-offs and delinquencies, primarily in the small-ticket financing business portion of our leasing segment.  During 2010, we had total net write-offs of $620,600 compared to $2,995,000 in 2009.

Selling, General and Administrative Expenses

The $521,400, or 2.7%, decrease in selling, general and administrative expenses in 2010 compared to the same period in 2009 is primarily due to a decrease in outside services.

Loss from Equity Investments

During 2010 and 2009, we recorded losses of $259,100 and $100,500, respectively, from our investment in Tomsten (representing our pro-rata share of losses for the periods).  (See Item 1A “Risk Factors” as well as Note 3 — “Investments”).

Interest Expense

Interest expense decreased to $980,200 in 2010 compared to $1,309,000 in 2009.  The decrease is primarily due to lower corporate borrowings.

Interest and Other Income

During 2010, we had interest and other income of $257,800 compared to $459,300 of interest and other income in 2009.  The decrease is primarily due to a decrease in income from our marketable securities.

Income Taxes

The provision for income taxes was calculated at an effective rate of 41.2% and 40.5% for 2010 and 2009, respectively.  The higher effective rate in 2010 compared to 2009 reflects our recording of a deferred tax asset valuation allowance for losses from our equity investments.

Segment Comparison of the Year Ended December 25, 2010 to
Year Ended December 26, 2009

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

	Year Ended
	December 25, 2010	December 26, 2009
Revenue:
Franchising	$31,227,300	$27,748,300
Leasing	9,976,300	9,547,700
Total revenue	$41,203,600	$37,296,000

Reconciliation to operating income:
Franchising segment operating income	$15,434,600	$12,205,600
Leasing segment operating income (loss)	3,104,400	(1,425,200)
Total operating income	$18,539,000	$10,780,400

Franchising segment operating income

The franchising segment’s 2010 operating income increased by $3.2 million, or 26.5%, to $15.4 million from $12.2 million for 2009.  The increase in segment contribution was primarily due to increased royalty and franchise fee revenues.

Leasing segment operating income (loss)

The leasing segment generated operating income of $3.1 million for 2010 compared to a loss of ($1.4 million) during 2009.  This improvement was primarily due to a decrease in the provision for credit losses which resulted from a lower level of net write-offs and delinquencies in our leasing portfolio.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the consolidated statement of operations that affect our liquidity include non-cash items for depreciation, compensation expense related to stock options and loss from equity investments.  The most significant component of the consolidated balance sheet that affects liquidity is investments.  Investments include $4.0 million of illiquid investments in two private companies: Tomsten, Inc. and BridgeFunds LLC.

We ended 2010 with $2.3 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 1.2 to 1.0 compared to $9.5 million in cash and cash equivalents and a current ratio of 1.6 to 1.0 at the end of 2009.

Operating activities provided $12.4 million of cash during 2010 compared to $13.7 million during 2009.  Cash provided by operating assets and liabilities include an increase in deferred and current income taxes of $0.8 million, primarily due to tax depreciation on lease equipment purchases.  Cash utilized by operating assets and liabilities include a $0.5 million decrease in advance rents and security deposits due to a decrease in activity levels in our small-ticket financing business.

Investing activities provided $5.4 million of cash during 2010 compared to $2.4 million provided during 2009.  The 2010 activities consisted primarily of the purchase of equipment for lease contracts of $15.3 million and collections on lease receivables of $20.0 million.

Financing activities used $25.0 million of cash during 2010 compared to $8.7 million used during 2009.  The 2010 activities consisted primarily of net proceeds from exercises of stock options of $0.9 million, net payments of $21.2 million on our subordinated notes, net payments on our line of credit of $0.5 million, $4.0 million used to purchase 165,590 shares of our common stock and $0.3 million for the payment of dividends.

We have future operating lease commitments for our corporate headquarters.  As of December 25, 2010, we had no other material outstanding commitments.  See Note 11 to the consolidated financial statements.

As of December 25, 2010, we had no off balance sheet arrangements.

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

As of December 25, 2010, our borrowing availability under the Line of Credit was $30.0 million (the lesser of the borrowing base or the aggregate commitment).  There were $8.8 million in borrowings outstanding under the Line of Credit bearing interest ranging from 3.04% to 3.75%, leaving $21.2 million available for additional borrowings.

The Line of Credit was used to complete the redemption of the Renewable Unsecured Subordinated Notes (as indicated below) and has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of December 25, 2010, we were in compliance with all of our financial covenants.

On April 19, 2006, we announced the filing of a “shelf registration” on Form S-1 registration statement with the Securities and Exchange Commission for the sale of up to $50 million of Renewable Subordinated Unsecured Notes with maturities from three months to ten years.  In June 2006, the Form S-1 registration became effective.  Every year since the S-1 registration became effective, we have filed Post-Effective Amendments to keep the registration statement effective.  On July 30, 2010, we redeemed all of our outstanding Renewable Unsecured Subordinated Notes and subsequently deregistered all securities pursuant to the registration.  The redemption price equaled 100% of the principal amount, plus accrued and unpaid interest up to the redemption date.  We borrowed $16.0 million on our Line of Credit to finance the redemption.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performances of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During 2010, the Company collected $94,600 more than it estimated at December 26, 2009.  As of December 25, 2010, the Company’s royalty receivable was $999,400.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet.  As of December 25, 2010, deferred franchise fees were $789,900.

Leasing Income Recognition

Leasing income is recognized under the effective interest method.  The effective interest method of income recognition applies a constant rate of interest equal to the internal rate of return on the lease.  Generally, when a lease is more than 90 days delinquent (when more than three monthly payments are owed), the lease is classified as being on non-accrual and the Company stops recognizing leasing income on that date.  Payments received on leases in non-accrual status generally reduce the lease receivable.  Leases on non-accrual status remain classified as such until there is sustained payment performance that, in the Company’s judgment, would indicate that all contractual amounts will be collected in full.

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

Allowance for Credit Losses

The Company maintains an allowance for credit losses at an amount that it believes to be sufficient to absorb losses inherent in the existing lease portfolio as of the reporting dates.  Leases are collectively evaluated for potential loss.  The Company’s methodology for determining the allowance for credit losses includes consideration of the level of delinquencies and non-accrual leases, historical net charge-off amounts and review of any significant concentrations.

A provision is charged against earnings to maintain the allowance for credit losses at the appropriate level.  The Company’s policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent.  The allowance for credit losses is considered a significant estimate that could materially change within the next year.  See Note 4 for disclosures related to the Company’s allowance for credit losses.

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

Impairment of Long-term Investments

The Company evaluates its long-term investments for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying amount may not be recoverable.  The impairment, if any, is measured by the difference between the assets’ carrying amount and their fair value (as prescribed by applicable accounting guidance) based on the best information available, including market prices, discounted cash flow analysis or other financial metrics that management utilizes to help determine fair value.  Judgments made by management related to the fair value of its long-term investments are affected by factors such as the ongoing financial performance of the investees, additional capital raised by the investees as well as general changes in the economy.  If there are significant changes in the actual performance of the long-term investments versus the Company’s estimates, the carrying values of these investments could be significantly impacted.

New Accounting Pronouncements

In July 2010, the FASB issued new accounting guidance that requires new disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables.  Existing disclosures are amended to require an entity to provide certain disclosures on a disaggregated basis by portfolio segment or by class of financing receivables.  The new and amended disclosures that relate to information as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company has adopted the new and amended disclosures that relate to information as of the end of a reporting period in this annual report on Form 10-K for the fiscal year ending December 25, 2010; see Note 4 for disclosures related to this adoption. The Company will begin to include the disclosures that relate to information for activity that occurs during a reporting period in its quarterly report on Form 10-Q for the fiscal period ending March 26, 2011.  The adoption of these disclosure requirements has not and will not have an impact on the consolidated results of the Company.

Outlook

Forward Looking Statements

The statements contained in the letter from the CEO, Item 1 “Business”, Item 1A “Risk Factors”, in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Item 8 “Financial Statements and Supplemental Data” that are not strictly historical fact, including without limitation, the Company’s statements relating to growth opportunities, prospects for Winmark Capital Corporation and Wirth Business Credit, contribution of the leasing business to financial results, anticipated operations of the leasing businesses, its ability to open new franchises, its ability to manage costs in the future, the number of franchises it believes will open, its future cash requirements, allowance for credit losses, possible losses related to its investments and its belief that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, as well as its disclosures regarding market rate risk, are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions including, but not limited to, the risk factors discussed in Section 1A of this report.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  The Company undertakes no obligation to revise or update publicly any forward-looking statement for any reason.

ITEM 7A:              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incurs financial markets risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At December 25, 2010, the Company had available a $30.0 million line of credit with the PrivateBank and Trust Company and Harris, N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (less than three months) or the bank’s index rate for borrowings one year or greater.  The Company had $8.8 million of debt outstanding at December 25, 2010 under this line of credit, all of which was in the form of short-term borrowings subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates.  With the Company’s borrowings at December 25, 2010, a one percent increase in short-term rates would reduce annual pretax earnings by $88,000.  The Company had no interest rate derivatives in place at December 25, 2010.

None of the Company’s cash and cash equivalents at December 25, 2010 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Although the Company conducts business in foreign countries, international operations are not material to its consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to the Company’s results of operations for the year ended December 25, 2010.  Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on its future costs or on future cash flows it would receive from its foreign activity.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8:                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Winmark Corporation and Subsidiaries

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 25, 2010	December 26, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,257,100	$9,490,800
Marketable securities	161,000	1,274,000
Investments	—	2,000,000
Receivables, less allowance for doubtful accounts of $17,000 and $35,700	1,841,300	1,761,100
Net investment in leases - current	13,856,700	17,575,900
Income tax receivable	294,700	—
Inventories	85,900	111,400
Prepaid expenses	382,600	398,800
Total current assets	18,879,300	32,612,000
NET INVESTMENT IN LEASES — LONG-TERM	16,802,500	19,423,700
LONG-TERM INVESTMENTS	3,973,800	2,232,900
PROPERTY AND EQUIPMENT:
Furniture and equipment	2,460,200	2,351,500
Building and building improvements	1,171,200	1,171,200
Less - accumulated depreciation and amortization	(1,845,500)	(1,679,200)
Property and equipment, net	1,785,900	1,843,500
OTHER ASSETS	680,500	692,400
	$42,122,000	$56,804,500
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$8,800,000	$3,983,100
Renewable subordinated notes (including $5,688,000 due to related parties)	—	9,166,900
Accounts payable	1,274,200	1,415,200
Income tax payable	—	183,500
Accrued liabilities	1,513,600	1,794,100
Discounted lease rentals	530,400	972,600
Rents received in advance	291,800	294,400
Deferred revenue	1,041,700	1,188,800
Deferred income taxes	1,832,500	1,057,700
Total current liabilities	15,284,200	20,056,300
LONG-TERM LIABILITIES:
Line of credit	—	5,298,900
Renewable subordinated notes (including $7,260,400 due to related parties)	—	12,058,700
Discounted lease rentals	26,500	507,600
Rents received in advance	696,900	1,332,000
Deferred revenue	767,600	709,500
Other liabilites	1,678,000	1,298,400
Deferred income taxes	655,800	214,400
Total long-term liabilities	3,824,800	21,419,500
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock, no par, 10,000,000 shares authorized, 5,020,739 and 5,125,025 shares issued and outstanding	513,700	—
Accumulated other comprehensive income	—	9,600
Retained earnings	22,499,300	15,319,100
Total shareholders’ equity	23,013,000	15,328,700
	$42,122,000	$56,804,500

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal Year Ended
	December 25, 2010	December 26, 2009
REVENUE:
Royalties	$26,489,300	$23,616,200
Leasing income	9,896,300	9,536,900
Merchandise sales	2,344,800	2,386,700
Franchise fees	1,366,400	1,072,900
Other	1,106,800	683,300
Total revenue	41,203,600	37,296,000
COST OF MERCHANDISE SOLD	2,231,100	2,290,200
LEASING EXPENSE	1,624,200	2,288,200
PROVISION FOR CREDIT LOSSES	189,000	2,795,500
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	18,620,300	19,141,700
Income from operations	18,539,000	10,780,400
LOSS FROM EQUITY INVESTMENTS	(259,100)	(100,500)
INTEREST EXPENSE	(980,200)	(1,309,000)
INTEREST AND OTHER INCOME	257,800	459,300
Income before income taxes	17,557,500	9,830,200
PROVISION FOR INCOME TAXES	(7,228,500)	(3,981,200)
NET INCOME	$10,329,000	$5,849,000
EARNINGS PER SHARE - BASIC	$2.05	$1.10
EARNINGS PER SHARE - DILUTED	$1.98	$1.10
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	5,044,995	5,303,177
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	5,210,614	5,337,668

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Fiscal years ended December 26, 2009 and December 25, 2010

	Common Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

BALANCE, December 27, 2008	5,433,610	$427,500	$13,502,200	$(38,500)	$13,891,200

Repurchase of common stock	(313,585)	(1,251,400)	(4,032,100)	—	(5,283,500)
Stock options exercised net of related tax benefits	5,000	55,500	—	—	55,500
Compensation expense relating to stock options	—	768,400	—	—	768,400
Unrealized gain on marketable securities, net of related tax expense of $30,000	—	—	—	48,100	48,100
Net income	—	—	5,849,000	—	5,849,000
Total comprehensive income	—	—	—	—	5,897,100

BALANCE, December 26, 2009	5,125,025	—	15,319,100	9,600	15,328,700
Repurchase of common stock	(165,590)	(1,150,000)	(2,847,600)	—	(3,997,600)
Stock options exercised net of related tax benefits	61,304	938,200	—	—	938,200
Compensation expense relating to stock options	—	725,500	—	—	725,500
Cash dividends	—	—	(301,200)	—	(301,200)
Unrealized loss on marketable securities net of reclassification adjustments, net of related tax benefits of $5,900	—	—	—	(9,600)	(9,600)
Net income	—	—	10,329,000	—	10,329,000
Total comprehensive income	—	—	—	—	10,319,400
BALANCE, December 25, 2010	5,020,739	$513,700	$22,499,300	$—	$23,013,000

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 25, 2010	December 26, 2009
OPERATING ACTIVITIES:
Net income	$10,329,000	$5,849,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	466,200	530,100
Provision for credit losses	189,000	2,795,500
Compensation expense related to stock options	725,500	768,400
Loss/(gain) on sale of marketable securities	50,500	(76,700)
Gain from disposal of property and equipment	—	(1,200)
Loss from equity investments	259,100	100,500
Deferred initial direct costs	(407,700)	(644,900)
Amortization of deferred initial direct costs	723,100	916,700
Change in operating assets and liabilities:
Receivables	(80,200)	327,300
Income tax receivable / payable	(472,200)	945,800
Inventories	25,500	30,100
Prepaid expenses	16,200	620,000
Deferred income taxes	1,216,200	1,809,800
Accounts payable	(141,000)	307,000
Accrued and other liabilities	99,100	(885,300)
Advance and security deposits	(521,000)	8,900
Other assets	11,900	—
Deferred revenue	(89,000)	273,300
Net cash provided by operating activities	12,400,200	13,674,300
INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	1,612,000	311,500
Purchase of marketable securities	(565,100)	(992,500)
Proceeds from sale of property and equipment	—	1,800
Purchase of property and equipment	(408,600)	(789,700)
Purchase of equipment for lease contracts	(15,294,200)	(15,457,600)
Principal collections on lease receivables	20,015,600	19,325,900
Net cash provided by investing activities	5,359,700	2,399,400
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	19,300,000	—
Payments on line of credit	(19,782,000)	(4,307,500)
Proceeds from issuance of subordinated notes	146,800	5,038,400
Payments on subordinated notes	(21,372,400)	(4,653,900)
Repurchases of common stock	(3,997,600)	(5,283,500)
Proceeds from exercises of stock options	920,600	50,000
Dividends paid	(301,200)	—
Proceeds from discounted lease rentals	74,600	428,100
Tax benefits on exercised stock options and warrants	17,600	5,500
Net cash used for financing activities	(24,993,600)	(8,722,900)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,233,700)	7,350,800
CASH AND CASH EQUIVALENTS, beginning of year	9,490,800	2,140,000
CASH AND CASH EQUIVALENTS, end of year	$2,257,100	$9,490,800
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,258,900	$2,701,500
Cash paid for income taxes	$6,585,500	$1,222,100
Non-cash landlord leasehold improvements	$—	$1,072,400

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2010 and December 26, 2009

1.                                      Organization and Business:

Winmark Corporation and subsidiaries (the Company) offers licenses to operate franchises using the service marks Plato’s Closet®, Play It Again Sports®, Once Upon A Child®, Music Go Round® and Wirth Business Credit®.  In addition, the Company sells inventory to its Play It Again Sports franchisees through its buying group.  The Company also operates both middle market and small-ticket equipment leasing businesses under the Winmark Capital® and Wirth Business Credit® marks.  The Company has a 52/53-week fiscal year that ends on the last Saturday in December.  Fiscal years 2010 and 2009 were 52-week fiscal years.

Following is a summary of our franchising activity for the fiscal year ended December 25, 2010:

	(Unaudited)
	TOTAL 12/26/09	OPENED	CLOSED	TOTAL 12/25/10
Play It Again Sports
Franchises - US and Canada	341	7	(20)	328
Plato’s Closet
Franchises - US and Canada	267	35	(1)	301
Once Upon A Child
Franchises - US and Canada	235	13	(7)	241
Music Go Round
Franchises - US	34	1	(2)	33
Total Franchised Stores	877	56	(30)	903
Wirth Business Credit
Territories - US(1)	37	0	(22)	15
Total Franchises/Territories	914	56	(52)	918

(1)          During the first quarter of 2011, the franchise agreements for the 15 Wirth Business Credit territories were terminated for various reasons.  As of the filing date of this Form 10-K,

we did not have any Wirth Business Credit franchisees.

2.                                      Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Winmark Capital Corporation, Wirth Business Credit, Inc. and Grow Biz Games, Inc. All material inter-company transactions have been eliminated in consolidation.  The consolidated financial statements also include the Company’s investment in and share of net earnings or losses for its investment in Tomsten, Inc. (“Tomsten”), which is recorded on the equity method of accounting.

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less.  Cash equivalents are stated at cost, which approximates fair value.  As of December 25, 2010 and December 26, 2009, the Company had $156,200 and $148,600 of cash located in Canadian banks.  The Company holds its cash and cash equivalents with financial institutions and at times, such balances may be in excess of insurance limits.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2010 and December 26, 2009

Receivables

The Company provides an allowance for doubtful accounts on trade and notes receivable.  The allowance for doubtful accounts was $17,400 and $37,100 at December 25, 2010 and December 26, 2009, respectively.  If receivables in excess of the provided allowance are determined uncollectible, they are charged to expense in the year the determination is made.  Trade receivables are written off when they become uncollectible (which generally occurs when the franchise terminates and there is no reasonable expectation of collection), and payments subsequently received on such receivable are credited to the allowance for doubtful accounts.  Historically, receivables balances written off have not exceeded allowances provided.

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

Leasing Income Recognition

Leasing income is recognized under the effective interest method.  The effective interest method of income recognition applies a constant rate of interest equal to the internal rate of return on the lease.  Generally, when a lease is more than 90 days delinquent (when more than three monthly payments are owed), the lease is classified as being on non-accrual and the Company stops recognizing leasing income on that date.  Payments received on leases in non-accrual status generally reduce the lease receivable.  Leases on non-accrual status remain classified as such until there is sustained payment performance that, in the Company’s judgment, would indicate that all contractual amounts will be collected in full.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2010 and December 26, 2009

Lease Residual Values

Residual values reflect the estimated amounts to be received at lease termination from lease extensions, sales or other dispositions of leased equipment.  The leased equipment residual values are based on the Company’s best estimate.

Allowance for Credit Losses

The Company maintains an allowance for credit losses at an amount that it believes to be sufficient to absorb losses inherent in the existing lease portfolio as of the reporting dates.  Leases are collectively evaluated for potential loss.  The Company’s methodology for determining the allowance for credit losses includes consideration of the level of delinquencies and non-accrual leases, historical net charge-off amounts and review of any significant concentrations.

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

The Company evaluates its long-term investments for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying amount may not be recoverable.  The impairment, if any, is measured by the difference between the assets’ carrying amount and their fair value (as prescribed by applicable accounting guidance), based on the best information available, including market prices, discounted cash flow analysis or other financial metrics that management utilizes to help determine fair value.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2010 and December 26, 2009

Goodwill

The Company reviews its goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate that there has been a permanent impairment in the value of its goodwill.  Goodwill is included in other assets in the consolidated balance sheet.

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

Advertising

Advertising costs are charged to operating expenses as incurred.  Advertising costs were $116,500 and $122,900, for fiscal years 2010 and 2009, respectively.

Accounting for Stock-Based Compensation

The Company recognizes the cost of all share-based payments to employees, including grants of employee stock options, in the consolidated financial statements based on the grant date fair value of those awards.   This cost is recognized over the period for which an employee is required to provide service in exchange for the award.  The benefits associated with tax deductions in excess of recognized compensation expense are reported as a financing cash flow rather than as an operating cash flow.  Compensation expense of $725,500 and $768,400 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in 2010 and 2009, respectively.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2010 and December 26, 2009

Revenue Recognition

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  The Company had deferred franchise fee revenue of $789,900 and $984,500 at December 25, 2010 and December 26, 2009, respectively.  The Company recognizes deferred software license fees over the 10-year life of the initial franchise agreement.  The Company had deferred software license fees of $899,400 and $833,800 at December 25, 2010 and December 26, 2010, respectively.  Merchandise sales through the buying group are recognized when the product has been invoiced by the vendor.

Sales Tax

The Company’s accounting policy is to present taxes collected from customers and remitted to government authorities on a net basis.

Discounted Lease Rentals

The Company may utilize its lease rentals receivable and underlying equipment as collateral to borrow from financial institutions at fixed rates on a non-recourse basis.  In the event of a default by a customer in non-recourse financing, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Company.  Proceeds from discounting are recorded on the balance sheet as discounted lease rentals.  As customers make payments, lease income and interest expense are recorded and discounted lease rentals are reduced by the effective interest method.

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

The dilutive effect of stock options equivalent to 165,619 shares and 34,491 shares for the years ended December 25, 2010 and December 26, 2009, respectively, were used in the calculation of Earnings Per Share — Diluted.  Options totaling 38,762 and 208,105 shares for the year ended December 25, 2010 and December 26, 2009, respectively, were outstanding but were not included in the calculation of Earnings Per Share — Diluted because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be anti-dilutive.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2010 and December 26, 2009

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

Due to their nature, the carrying value of cash equivalents, receivables, payables and debt obligations approximates fair value.

New Accounting Pronouncements

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

In July 2010, the FASB issued new accounting guidance that requires new disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables.  Existing disclosures are amended to require an entity to provide certain disclosures on a disaggregated basis by portfolio segment or by class of financing receivables.  The new and amended disclosures that relate to information as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company has adopted the new and amended disclosures that relate to information as of the end of a reporting period in this annual report on Form 10-K for the fiscal year ending December 25, 2010; see Note 4 for disclosures related to this adoption. The Company will begin to include the disclosures that relate to information for activity that occurs during a reporting period in its quarterly report on Form 10-Q for the fiscal period ending March 26, 2011.  The adoption of these disclosure requirements has not and will not have an impact on the consolidated results of the Company.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.   Such reclassifications did not impact net income or shareholders’ equity as previously reported.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2010 and December 26, 2009

3.                                      Investments

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities:

	December 25, 2010		December 26, 2009
	Cost	Fair Value	Cost	Fair Value
Equity securities	$161,000	$161,000	$1,258,500	$1,274,000

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive income (loss) are as follows:

Year-ended	Unrealized Gains	Unrealized Losses	Net Unrealized Gains / (Losses)
December 25, 2010	—	—	—
December 26, 2009	$77,700	$(62,200)	$15,500

As of December 25, 2010, the Company held one marketable security with a fair value less than its cost basis.  The Company evaluated the security for other than temporary impairment and determined that impairment existed based upon the Company’s intent and ability to sell the security before it would expect the fair value of the security to recover up to its cost.  Accordingly, the Company recognized an impairment loss of $27,100 on this security at December 25, 2010.

The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

Year-ended	Realized Gains	Realized (Losses)	Net Realized Gains (Losses)
December 25, 2010	$94,100	$(144,600)	$(50,500)
December 26, 2009	$76,700	$—	$76,700

Amounts reclassified out of accumulated other comprehensive income into earnings is determined by using the average cost of the security when sold.

Other Long-term Investments

The Company’s long-term investments consist of:

	December 25, 2010	December 26, 2009
Tomsten, Inc.	$1,973,800	$2,232,900
BridgeFunds, LLC	2,000,000	2,000,000
	3,973,800	4,232,900
Less current portion	—	2,000,000
	$3,973,800	$2,232,900

Tomsten, Inc.

The Company has an investment in Tomsten, the parent company of “Archiver’s” retail chain.  Archiver’s is a retail concept created to help people preserve and enjoy their photographs.  The Company has invested a total of $7.5 million in the purchase of common stock of Tomsten.  The Company’s investment currently represents 18.3% of the outstanding common stock of Tomsten.  The Company applies the equity method of accounting to this investment as the Company’s Chairman and Chief Executive Officer serves on Tomsten’s board of directors.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2010 and December 26, 2009

In addition, beginning in December 2009, the Company began providing management services to Tomsten.  Management fees received by the Company are recorded as other revenue.

In 2010 and 2009, the Company recorded $259,100 and $100,500, respectively, for its pro-rata share of Tomsten’s losses in the statement of operations on the line item captioned Loss from Equity Investments.  As of December 25, 2010, $0.2 million of the Company’s investment with a current carrying cost of $2.0 million is attributable to goodwill.  The amount of goodwill was determined by calculating the difference between the Company’s net investment in Tomsten less its pro rata share of Tomsten’s net worth.

BridgeFunds, LLC

On October 13, 2004, the Company made a commitment to lend $2.0 million to BridgeFunds Limited at an annual rate of 12% pursuant to several senior subordinated promissory notes.  BridgeFunds Limited advances funds to claimants involved in civil litigation to cover litigation expenses.  At December 25, 2010 and December 26, 2009, the Company had funded the $2.0 million commitment.  In addition, the Company has received a warrant to purchase approximately 257,000 shares of BridgeFunds at $1 per share, which currently represents 6.4% of the equity of BridgeFunds on a fully diluted basis.  On August 23, 2007, in connection with raising capital, BridgeFunds Limited completed a restructuring where all assets and liabilities, including the warrant, were assigned to and assumed by BridgeFunds, LLC.

During 2009, the board of BridgeFunds decided to cease advancing funds to new claimants and place its portfolio of receivables in run-off, thereby allowing equity holders the opportunity to receive distributions after collection of receivables and the payment in full to all debt holders, including the Company’s notes.  Entry by BridgeFunds into transactions contemplated by these actions necessitated consent by its debt holders.  On October 22, 2009, the Company entered into a modification agreement with BridgeFunds, LLC, whereby the maturity date of all of the outstanding promissory notes was changed to September 30, 2010, the annual rate of interest on the notes was increased to 15% and monthly prepayments of the principal of such notes in an amount equal to Available Cash Flow (as defined within the agreements governing the notes) is required.  On October 20, 2010, the Company entered into an amendment to the agreements governing the notes that extended the maturity date on the notes to June 30, 2011.  During 2010, the Company received $60,400 in payments of interest and did not receive any payments of principal on the notes.  In consideration of the need to extend the maturity dates as well as the amount of cash received during 2010, the Company stopped accruing interest on this investment as of the September 30, 2010.  The Company has deemed this investment to be impaired, but in evaluating the investment for impairment has determined that its present value of expected future cash flows, discounted at the effective interest rate of the notes, exceeds its carrying amount and that no impairment charge is warranted.  As of December 25, 2010, the $2.0 million investment balance is classified as long-term based on expected payments from Available Cash Flow, and $0.2 million of related interest receivable is included in current receivables.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2010 and December 26, 2009

4.             Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	December 25, 2010	December 26, 2009
Minimum lease payments receivable	$30,244,700	$40,868,500
Estimated residual value of equipment	3,449,400	2,954,400
Unearned lease income net of initial direct costs deferred	(4,925,200)	(6,412,900)
Security deposits	(2,044,900)	(1,928,200)
Equipment installed on leases not yet commenced	4,843,000	2,857,200
Total investment in leases	31,567,000	38,339,000
Allowance for credit losses	(907,800)	(1,339,400)
Net investment in leases	30,659,200	36,999,600
Less: net investment in leases — current	(13,856,700)	(17,575,900)
Net investment in leases — long-term	$16,802,500	$19,423,700

The Company had $620,600 and $2,995,000 of write-offs, net of recoveries, related to the lease portfolio during 2010 and 2009, respectively.

As of December 25, 2010 and December 26, 2009, no customer had leased assets totaling more than 10% of the Company’s total assets.

Minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows as of December 25, 2010:

Fiscal Year	Minimum Lease Payments Receivable	Income Amortization
2011	$17,813,100	$3,664,700
2012	9,832,600	1,103,100
2013	2,493,900	135,100
2014	93,800	16,300
2015	11,300	6,000
Thereafter	—	—
	$30,244,700	$4,925,200

The activity in the allowance for credit losses for leasing operations is as follows:

	December 25, 2010	December 26, 2009
Balance at beginning of year	$1,339,400	$1,538,900
Provisions charged to expense	189,000	2,795,500
Recoveries	457,500	178,800
Deductions for amounts written-off	(1,078,100)	(3,173,800)
Balance at end of year	$907,800	$1,339,400

The Company’s investment in leases and allowance for credit losses by loss evaluation methodology are as follows:

	December 25, 2010		December 26, 2009
	Investment In Leases	Allowance for Credit Losses	Investment In Leases	Allowance for Credit Losses
Collectively evaluated for loss potential	$31,567,000	$907,800	$38,339,000	$1,339,400
Individually evaluated for loss potential	—	—	—	—
Total	$31,567,000	$907,800	$38,339,000	$1,339,400

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2010 and December 26, 2009

The Company’s key credit quality indicator for its investment in leases is the status of the lease, defined as accruing or non-accruing.  Leases that are accruing income are considered to have a lower risk of loss.  Non-accrual leases are those that the Company believes have a higher risk of loss.  The following table sets forth information regarding the Company’s accruing and non-accrual leases.  Delinquent balances are determined based on the contractual terms of the lease.

	December 25, 2010
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$23,511,400	$—	$—	$—	$23,511,400
Small-Ticket	7,832,200	138,800	—	84,600	8,055,600
Total Investment in Leases	$31,343,600	$138,800	$—	$84,600	$31,567,000

	December 26, 2009
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$22,930,700	$—	$—	$—	$22,930,700
Small-Ticket	14,986,300	329,000	—	93,000	15,408,300
Total Investment in Leases	$37,917,000	$329,000	$—	$93,000	$38,339,000

5.             Receivables:

The Company’s current receivables consisted of the following:

	December 25, 2010	December 26, 2009
Trade	$135,900	$284,200
Royalty	999,400	1,108,600
Notes receivable	11,300	26,200
Interest receivable	235,700	68,800
Other	459,000	273,300
	$1,841,300	$1,761,100

The activity in the allowance for doubtful accounts for accounts and note receivables is as follows:

	December 25, 2010	December 26, 2009
Balance at beginning of year	$37,100	$56,800
Provisions charged to expense	(14,400)	(15,700)
Deductions for amounts written-off	(5,300)	(4,000)
Balance at end of year	$17,400	$37,100

As part of its normal operating procedures, the Company requires Standby Letters of Credit as collateral for a portion of its trade receivables.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2010 and December 26, 2009

6.             Shareholders’ Equity:

Repurchase of Common Stock

Under the board of directors’ authorization, as of December 25, 2010, the Company had the ability to repurchase up to 4,500,000 shares of its common stock, of which all but 95,366 shares had been repurchased.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.  Since inception of stock repurchase activities in November 1995 through December 25, 2010, the Company has repurchased 4,404,634 shares of its stock at an average price of $14.69 per share.  In 2010, the Company repurchased 165,590 shares for an aggregate purchase price of $3,997,600 or $24.14 per share.  In 2009, the Company repurchased 313,585 shares for an aggregate purchase price of $5,283,500 or $16.85 per share.

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

Grants under the 2001 Plan and 2010 Plan are made by the Board of Directors or a Board-designated committee at a price of not less than 100% of the fair market value on the date of grant.  If an incentive stock option is granted to an individual who owns more than 10% of the voting rights of the Company’s common stock, the option exercise price may not be less than 110% of the fair market value on the date of grant.  The term of the options may not exceed 10 years, except in the case of nonqualified stock options, whereby the terms are established by the Board of Directors or a Board-designated committee.  Options may be exercisable in whole or in installments, as determined by the Board of Directors or a Board-designated committee.

The Company also sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors Plan”) and has reserved a total of 300,000 shares for issuance to directors of the Company who are not employees.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2010 and December 26, 2009

Stock option activity under the 2001 Plan, 2010 Plan and Non-employee Directors Plan as of December 25, 2010 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 27, 2008	548,800	$18.22	7.36	—
Granted	100,750	17.55
Exercised	(5,000)	10.00
Forfeited	(29,900)	20.11
Outstanding at December 26, 2009	614,650	18.08	6.93	$2,524,800
Granted	95,250	32.03
Exercised	(61,304)	15.02
Forfeited	(4,376)	15.98
Outstanding at December 25, 2010	644,220	$20.45	6.82	$7,571,000
Exercisable at December 25, 2010	383,489	$18.33	5.65	$5,022,600

The fair value of each option granted in 2010 and 2009 was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Implied Volatility	Dividend Yield
2010	$9.80 / $10.11	2.43% / 2.28%	6 / 6	28.3% / 27.8%	.26% / .24%
2009	$4.25 / $7.14	2.92% / 2.57%	6 / 6	27.1% / 27.6%	none

Options outstanding as of December 25, 2010 are exercisable as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.00	-	$13.01	134,670	7.21	$12.43	64,792	$11.94
16.52	-	20.32	178,000	5.79	18.74	143,900	19.12
20.46	-	32.92	331,550	7.22	24.63	174,797	20.05
			644,220	6.82	$20.45	383,489	$18.33

The total intrinsic value of options exercised during 2010 and 2009 was $745,100 and $14,500, respectively.  The total fair value of shares vested during 2010 and 2009 was $1,865,600 and $1,840,100, respectively.

All unexercised options at December 25, 2010 have an exercise price equal to the fair market value on the date of the grant.

As of December 25, 2010, the Company had $1,617,500 of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.6 years.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2010 and December 26, 2009

7.             Long-term Debt:

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

As of December 25, 2010, the Company’s borrowing availability under the Line of Credit was $30.0 million (the lesser of the borrowing base or the aggregate commitment).  There were $8.8 million in borrowings outstanding under the Line of Credit bearing interest ranging from 3.04% to 3.75%, leaving $21.2 million available for additional borrowings.

The Line of Credit was used to complete the redemption of the Renewable Unsecured Subordinated Notes (as indicated below) and has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of December 25, 2010, the Company was in compliance with all of its financial covenants.

Renewable Unsecured Subordinated Notes

In 2006, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes that was declared effective in June of that year.  Every year since the registration became effective, we have filed Post-Effective Amendments to keep the registration statement effective.  On July 30, 2010, the Company redeemed all of its outstanding Renewable Unsecured Subordinated Notes and subsequently deregistered all securities pursuant to the registration.  The redemption price equaled 100% of the principal amount, plus accrued and unpaid interest up to the redemption date.  The Company borrowed $16.0 million on its Line of Credit to finance the redemption.

The Company made interest payments of $1,126,500 and $2,010,900 on the renewable unsecured subordinated notes during 2010 and 2009, respectively.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2010 and December 26, 2009

8.             Accrued Liabilities

Accrued liabilities at December 25, 2010 and December 26, 2009 are as follows:

	December 25, 2010	December 26, 2009
Accrued salaries, wages, commissions and bonuses	$680,500	$534,100
Accrued vacation	191,000	190,300
Accrued restructuring liability	170,000	170,000
Accrued lease reserves	—	71,000
Accrued interest	50,200	460,600
Other	421,900	368,100
	$1,513,600	$1,794,100

9.             Discounted Lease Rentals

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 5.6% at December 25, 2010 on a non-recourse basis.  In the event of a default by a customer in non-recourse financing, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Company.  As of December 25, 2010, $0.5 million of the $0.6 million liability balance is current.

10.          Income Taxes:

A reconciliation of the expected federal income tax expense based on the federal statutory tax rate to the actual income tax expense is provided below:

	Year Ended
	December 25, 2010	December 26, 2009
Federal income tax expense at statutory rate (35%) /(34%)	$6,145,100	$3,342,300

Valuation allowance	249,400	38,900

Increase (decrease) in income taxes resulting from:
State and local income taxes, net of federal benefit	766,500	483,500
Nondeductible items, including stock option expenses	122,600	126,000
Adjustment to uncertain tax positions	42,800	(9,600)
Rate differential	(91,600)	—
Other, net	(6,300)	100
Actual income tax expense	$7,228,500	$3,981,200

Components of the provision (benefit) for income taxes are as follows:

	Year Ended
	December 25, 2010	December 26, 2009
Current:
Federal	$4,717,200	$1,645,900
State	941,900	368,800
Foreign	310,400	166,300
Current provision	5,969,500	2,181,000
Deferred:
Federal	979,000	1,446,000
State	237,200	363,800
Deferred provision	1,216,200	1,809,800
Adjustment to uncertain tax positions	42,800	(9,600)
Total provision for income taxes	$7,228,500	$3,981,200

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2010 and December 26, 2009

The tax effects of temporary differences that give rise to the net deferred income tax assets are presented below:

	December 25, 2010	December 26, 2009
Deferred tax assets:
Accounts receivable and lease reserves	$393,300	$533,300
Accrued restructuring charge	66,800	65,800
Non-qualified stock option expense	865,200	766,900
Deferred franchise and software license fees	420,100	397,600
Trademarks	108,900	117,900
Lease deposits	803,200	747,000
Loss from affiliates	2,122,300	2,024,600
Valuation allowance	(2,083,000)	(1,833,600)
Other	222,600	258,200
Total deferred tax assets	2,919,400	3,077,700
Deferred tax liabilities:
Lease revenue and initial direct costs	(5,132,600)	(4,151,300)
Depreciation and amortization	(275,100)	(198,500)
Total deferred tax liabilities	(5,407,700)	(4,349,800)
Total net deferred tax assets	$(2,488,300)	$(1,272,100)

During the years ended December 25, 2010 and December 26, 2009, $17,600 and $5,500, respectively, was directly credited to stockholders’ equity to account for excess tax benefits related to stock option exercises.

The Company has assessed its taxable earnings history and prospective future taxable income.  Based upon this assessment, the Company has determined that it is more likely than not that its deferred tax assets will be realized in future periods and no valuation allowance is necessary, except for deferred tax assets related to loss from affiliates.  A valuation allowance of $2,083,000 and $1,833,600 as of December 25, 2010 and December 26, 2009, respectively, has been recorded for these losses.

The amount of unrecognized tax benefits, including interest and penalties, as of December 25, 2010 and December 26, 2009, was $163,300 and $120,500, respectively, primarily for potential foreign and state taxes.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense for all periods presented.  The Company had accrued approximately $7,400 and $8,400 for the payment of interest and penalties at December 25, 2010 and December 26, 2009, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Total
Balance at December 27, 2008	$118,400
Increases related to current year tax positions	32,100
Reductions for tax positions of prior years	(7,700)
Expiration of the statute of limitations for the assessment of taxes	(30,700)
Balance at December 26, 2009	112,100
Increases related to current year tax positions	59,500
Additions for tax positions of prior years	9,900
Expiration of the statute of limitations for the assessment of taxes	(25,600)
Balance at December 25, 2010	$155,900

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2010 and December 26, 2009

The Company and its subsidiaries file income tax returns in the U.S. federal, numerous state and certain foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.  The Internal Revenue Service concluded its examination of our U.S. federal tax returns for the fiscal years ended 2007 and 2008 in 2010.

11.          Commitments and Contingencies:

Employee Benefit Plan

The Company provides a 401(k) Savings Incentive Plan which covers substantially all employees.  The plan provides for matching contributions and optional profit-sharing contributions at the discretion of the Board of Directors.  Employee contributions are fully vested; matching and profit sharing contributions are subject to a five-year service vesting schedule.  Company contributions to the plan for 2010 and 2009 were $266,100 and $291,600, respectively.

Operating Leases

As of December 25, 2010, the Company rents its corporate headquarters in a facility with a lease that expires in August 2019 as well as satellite office space in Georgia, Colorado and California with leases that expire from 2011 to 2014.  These leases require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rent.  Total rent expense under operating leases was $826,600 in 2010 and $753,400 in 2009.  As of December 25, 2010, minimum rental commitments under noncancelable operating leases, exclusive of maintenance, insurance, taxes and other expenses, are as follows:

2011	$548,400
2012	535,000
2013	545,300
2014	512,000
2015	516,600
Thereafter	1,965,000
Total	$4,622,300

For leases that contain predetermined fixed escalations of the minimum rent, we recognize the related rent expense on a straight-line basis from the date we take possession of the property to the end of the initial lease term.  We record any difference between the straight-line rent amounts and amounts payable under the leases as part of deferred rent, in accrued liabilities or other liabilities, as appropriate.

Cash or lease incentives received upon entering into certain leases (“tenant allowances”) are recognized on a straight-line basis as a reduction to rent from the date we take possession of the property through the end of the initial lease term.  We record the unamortized portion of tenant allowances as a part of deferred rent, in accrued liabilities or other liabilities, as appropriate.

At December 25, 2010 and December 26, 2009, total deferred rent included in our consolidated balance sheets was $1,295,800 and $1,407,800, respectively, of which $1,178,000 and $1,298,400, respectively was included in other liabilities.

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

December 25, 2010 and December 26, 2009

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

	Year Ended
	December 25, 2010	December 26, 2009
Revenue:
Franchising	$31,227,300	$27,748,300
Leasing	9,976,300	9,547,700
Total revenue	$41,203,600	$37,296,000

Reconciliation to operating income:
Franchising segment contribution	$15,434,600	$12,205,600
Leasing segment contribution	3,104,400	(1,425,200)
Total operating income	$18,539,000	$10,780,400

Depreciation and amortization:
Leasing	$13,800	$42,300
Allocated	452,400	487,800
Total depreciation and amortization	$466,200	$530,100

	As of
	December 25, 2010	December 26, 2009
Identifiable assets:
Franchising	$2,788,000	$3,137,300
Leasing	32,962,300	38,281,900
Unallocated	6,371,700	15,385,300
Total	$42,122,000	$56,804,500

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

December 25, 2010 and December 26, 2009

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

14.          Quarterly Financial Data (Unaudited):

The Company’s unaudited quarterly results for the years ended December 25, 2010 and December 26, 2009 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2010
Total Revenue	$9,842,800	$9,879,100	$11,007,300	$10,474,400	$41,203,600
Income from Operations	3,796,500	4,202,600	5,208,400	5,331,500	18,539,000
Net Income	2,181,100	2,338,700	2,690,000	3,119,200	10,329,000
Net Income Per Common Share — Basic	$.43	$.47	$.54	$.62	$2.05
Net Income Per Common Share - Diluted	$.42	$.45	$.51	$.60	$1.98
2009
Total Revenue	$9,250,000	$8,838,100	$9,824,800	$9,383,100	$37,296,000
Income from Operations	2,669,400	2,239,400	3,186,700	2,684,900	10,780,400
Net Income	1,413,700	1,195,300	1,779,500	1,460,500	5,849,000
Net Income Per Common Share — Basic	$.26	$.22	$.34	$.28	$1.10
Net Income Per Common Share - Diluted	$.26	$.22	$.33	$.28	$1.10

The total of basic and diluted earnings per common share by quarter may not equal the totals for the year as there are changes in the weighted average number of common shares outstanding each quarter and basic and diluted earnings per common share are calculated independently for each quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation

We have audited the accompanying consolidated balance sheets of Winmark Corporation (a Minnesota Corporation) and subsidiaries as of December 25, 2010 and December 26, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the years ended December 25, 2010 and December 26, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winmark Corporation and subsidiaries as of December 25, 2010 and December 26, 2009, and the results of their operations and their cash flows for the years ended December 25, 2010 and December 26, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
March 10, 2011

ITEM 9:                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:              CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective as of December 25, 2010.  During the period covered by this Annual Report on Form 10-K, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 25, 2010.

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

PART III

ITEM 10:               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Election of Directors,” “Executive Officers,” “Audit Committee,” “Majority of Independent Directors; Committees of Independent Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics and Business Conduct,” appearing in our proxy statement for the annual meeting of stockholders to be held on April 27, 2011 are incorporated herein by reference.

ITEM 11:               EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation” and “Director Compensation” appearing in our proxy statement for the annual meeting of stockholders to be held on April 27, 2011 are incorporated herein by reference.

ITEM 12:               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Securities Authorized for Issuance Under Equity Compensation Plans” appearing in our proxy statement for the annual meeting of stockholders to be held on April 27, 2011 are incorporated herein by reference.

ITEM 13:               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons” and “Majority of Independent Directors; Committees of Independent Directors” appearing in our proxy statement for the annual meeting of stockholders to be held on April 27, 2011 is incorporated herein by reference.

ITEM 14:               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” appearing in our proxy statement for the annual meeting of stockholders to be held April 27, 2011 is incorporated herein by reference.

PART IV

ITEM 15:               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

1.             Financial Statements

The financial statements filed as part of this report are listed on the Index to

Consolidated Financial Statements on page 27.

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

WINMARK CORPORATION

By: /s/ JOHN L. MORGAN	Date: March 10, 2011
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

SIGNATURE	TITLE	DATE

/s/ JOHN L. MORGAN	Chairman of the Board and Chief Executive Officer	March 10, 2011
John L. Morgan	(principal executive officer)

/s/ ANTHONY D. ISHAUG	Chief Financial Officer and Treasurer	March 10, 2011
Anthony D. Ishaug	(principal financial and accounting officer)

/s/ JENELE C. GRASSLE	Director	March 10, 2011
Jenele C. Grassle

/s/ KIRK A. MACKENZIE	Director	March 10, 2011
Kirk A. MacKenzie

/s/ DEAN B. PHILLIPS	Director	March 10, 2011
Dean B. Phillips

/s/ PAUL C. REYELTS	Director	March 10, 2011
Paul C. Reyelts

/s/ MARK L. WILSON	Director	March 10, 2011
Mark L. Wilson

/s/ STEVEN C. ZOLA	Director	March 10, 2011
Steven C. Zola

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 25, 2010

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

10.2	Retail store agreement dated January 24, 1992 with Van Buskirk (Exhibit 10.6 (b))(1)
10.3	Amended and Restated Stock Option Plan for Nonemployee Directors (Exhibit 10.3)(4)(5)
10.4	Employment Agreement with John L. Morgan, dated March 22, 2000 (Exhibit 10.1)(4)(6)
10.5	First Amendment to Employment Agreement with John L. Morgan dated February 18, 2001 (Exhibit 10.26)(4)(7)
10.6	2001 Stock Option Plan, including forms of stock option agreements (Exhibit 10.27)(4)(7)
10.7	Second Amendment to Employment Agreement with John L. Morgan dated March 23, 2006 (Exhibit 10.1)(4)(8)
10.8	Third Amendment to Employment Agreement with John L. Morgan dated December 15, 2006 (Exhibit 10.1)(4)(9)
10.9	Amendment No. 1 to the 2001 Stock Option Plan (Exhibit 10.13)(4) (2)
10.10

Subscription Agreements for notes between Winmark Corporation and each of John L. Morgan, Sheila Morgan, Kirk A. MacKenzie and Rush River Group, LLC — See Exhibits 4.2 and 4.3 for Form of Subscriptions and Notes(10)

10.11	Securities Purchase Agreement with BridgeFunds Limited dated October 13, 2004 (Exhibit 10.3)(11)
10.12	Amendment No. 1 to Securities Purchase Agreement with BridgeFunds Limited dated April 14, 2006 (Exhibit 10.1)(12)
10.13

Amended and Restated Credit Agreement by and among Winmark Corporation, Winmark Capital Corporation, Wirth Business Credit, Inc., Grow Biz Games, Inc. and Bank of America, N.A. (as successor by merger to LaSalle Bank, N.A.) and The PrivateBank and Trust Company, dated June 10, 2008 (Exhibit 10.1)(13)

10.14	Multi-Tenant Office Lease with Utah State Retirement Investment Fund for Corporate Headquarters dated September 28, 2008 (Exhibit 10.1)(14)
10.15

First Amendment to Amended and Restated Revolving Credit Agreement by and among Winmark Corporation and its Subsidiaries, Bank of America, N.A. (as successor by merger to LaSalle Bank National Association) and The Private Bank and Trust Company, dated August 12, 2009 (Exhibit 10.1)(15)

Exhibit Number	Description
10.16	Modification Agreement by and between Winmark Corporation and BridgeFunds, LLC dated October 22, 2009 (Exhibit 10.2)(15)
10.17	2010 Stock Option Plan, including forms of stock option agreements (Exhibit 10.18) (4) (16)
10.18	Credit Agreement, dated July 13, 2010, among Winmark Corporation and its subsidiaries and the PrivateBank and Trust Company (Exhibit 10.2)(17)
10.19	Security Agreements, dated July 13, 2010, among Winmark Corporation, each of its subsidiaries and the PrivateBank and Trust Company (Exhibit 10.3)(17)
10.20	Pledge Agreement, dated July 13, 2010, among Winmark Corporation and the PrivateBank and Trust Company (Exhibit 10.4)(17)
10.21	Revolving Note, dated July 13, 2010, by Winmark Corporation and its subsidiaries to the PrivateBank and Trust Company (Exhibit 10.5)(17)
10.22	First Amendment to Modification Agreement by and between Winmark Corporation and BridgeFunds, LLC dated October 20, 2010 (Exhibit 10.1)(18)
21.1	Subsidiaries: Grow Biz Games, Inc., a Minnesota corporation; Winmark Capital Corporation, a Minnesota corporation and Wirth Business Credit, Inc., a Minnesota corporation
23.1*	Consent of GRANT THORNTON LLP; Independent Registered Public Accounting Firm
24.1	Power of Attorney (Contained on signature page to this Form 10-K)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 33-65108).
(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
(3)	Incorporated by references to the specified exhibit to the Registration Statement on Form S-1, effective June 16, 2006 (Reg. No. 333-133393).
(4)	Indicates management contracts, compensation plans or arrangements required to be filed as exhibits.
(5)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009.
(6)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 25, 2000.
(7)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2000.
(8)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
(9)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on December 20, 2006.

(10)	Incorporated by reference to the Current Reports on Form 8-K filed on July 6 and July 19, 2006; March 1, April 10, July 3, October 9, November 8, 2007; and March 6, 2009.
(11)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004.
(12)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on April 5, 2006.
(13)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008.
(14)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on October 2, 2008.
(15)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2009.
(16)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 26, 2009.
(17)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2010.
(18)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2010.