Form 10-Q
period 2011-03-26
WINMARK CORP
filed 2011-04-20
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2011

or

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

Common stock, no par value, 4,983,165 shares outstanding as of April 14, 2011.

WINMARK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 26, 2011	December 25, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$2,367,600	$2,257,100
Marketable securities	—	161,000
Receivables, less allowance for doubtful accounts of $16,100 and $17,000	1,349,000	1,841,300
Net investment in leases - current	12,890,300	13,856,700
Income tax receivable	—	294,700
Inventories	47,800	85,900
Prepaid expenses	408,200	382,600
Total current assets	17,062,900	18,879,300
Net investment in leases - long-term	17,541,700	16,802,500
Long-term investments	3,896,800	3,973,800
Property and equipment, net	1,697,800	1,785,900
Other assets	677,500	680,500
	$40,876,700	$42,122,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$3,500,000	$8,800,000
Accounts payable	2,435,900	1,274,200
Income tax payable	218,400	—
Accrued liabilities	1,572,100	1,513,600
Discounted lease rentals	334,400	530,400
Rents received in advance	248,300	291,800
Deferred revenue	1,261,400	1,041,700
Deferred income taxes	1,832,500	1,832,500
Total current liabilities	11,403,000	15,284,200
Long-Term Liabilities:
Discounted lease rentals	16,200	26,500
Rents received in advance	625,400	696,900
Deferred revenue	764,700	767,600
Other liabilities	3,309,900	1,678,000
Deferred income taxes	655,800	655,800
Total long-term liabilities	5,372,000	3,824,800
Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 4,974,006 and 5,020,739 shares issued and outstanding	—	513,700
Retained earnings	24,101,700	22,499,300
Total shareholders’ equity	24,101,700	23,013,000
	$40,876,700	$42,122,000

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 26, 2011	March 27, 2010
REVENUE:
Royalties	$7,052,800	$6,363,500
Leasing income	3,235,000	2,524,900
Merchandise sales	501,400	494,700
Franchise fees	75,000	223,500
Other	240,700	236,200
Total revenue	11,104,900	9,842,800
COST OF MERCHANDISE SOLD	482,900	471,000
LEASING EXPENSE	518,700	547,300
PROVISION FOR CREDIT LOSSES	45,400	172,100
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,845,900	4,855,900
Income from operations	5,212,000	3,796,500
LOSS FROM EQUITY INVESTMENTS	(77,000)	(20,200)
INTEREST EXPENSE	(31,100)	(288,200)
INTEREST AND OTHER INCOME	17,200	177,700
Income before income taxes	5,121,100	3,665,800
PROVISION FOR INCOME TAXES	(2,094,800)	(1,484,700)
NET INCOME	$3,026,300	$2,181,100
EARNINGS PER SHARE — BASIC	$.61	$.43
EARNINGS PER SHARE — DILUTED	$.58	$.42
WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	4,989,588	5,128,408
WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	5,215,484	5,196,377

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 26, 2011	March 27, 2010
OPERATING ACTIVITIES:
Net income	$3,026,300	$2,181,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	120,500	119,500
Provision for credit losses	45,400	172,100
Compensation expense related to stock options	170,400	166,800
Loss (gain) on sale of marketable securities	600	(73,700)
Loss from equity investments	77,000	20,200
Deferred initial direct costs	(52,100)	(81,400)
Amortization of deferred initial direct costs	150,700	206,800
Change in operating assets and liabilities:
Receivables	492,300	37,600
Income tax receivable / payable	513,100	117,400
Inventories	38,100	(7,300)
Prepaid expenses	(25,600)	26,900
Accounts payable	1,161,700	(120,300)
Accrued and other liabilities	1,690,400	433,900
Advance and security deposits	76,200	581,600
Other assets	3,000	—
Deferred revenue	216,800	178,300

Net cash provided by operating activities	7,704,800	3,959,500

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	160,400	995,900
Purchase of marketable securities	—	(66,400)
Purchases of property and equipment	(32,400)	(77,800)
Purchase of equipment for lease contracts	(4,720,000)	(4,064,300)
Principal collections on lease receivables	4,405,700	4,968,300

Net cash provided by (used for) investing activities	(186,300)	1,755,700

FINANCING ACTIVITIES:
Payments on line of credit	(5,300,000)	(979,700)
Proceeds from issuance of subordinated notes	—	52,200
Payments on subordinated notes	—	(778,900)
Repurchases of common stock	(2,499,300)	(658,000)
Proceeds from exercises of stock options	421,300	193,100
Dividends paid	(99,800)	—
Proceeds from discounted lease rentals	—	74,600
Tax benefits on exercised stock options	69,800	—

Net cash used for financing activities	(7,408,000)	(2,096,700)

INCREASE IN CASH AND CASH EQUIVALENTS	110,500	3,618,500
Cash and cash equivalents, beginning of period	2,257,100	9,490,800
Cash and cash equivalents, end of period	$2,367,600	$13,109,300

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$90,200	$587,600
Cash paid for income taxes	$1,348,200	$1,486,300

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

Revenues and operating results for the three months ended March 26, 2011 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.  Such reclassifications did not impact net income or shareholders’ equity as previously reported.

2.     Organization and Business:

The Company offers licenses to operate franchises using the service marks Plato’s Closet®, Play It Again Sports®, Once Upon A Child® and Music Go Round®.  The Company also operates both middle market and small-ticket equipment leasing businesses under the Winmark Capital® and Wirth Business Credit® marks.

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

The Company’s marketable securities were valued based on Level 1 inputs using quoted prices.

Due to their nature, the carrying value of cash equivalents, receivables, payables and debt obligations approximates fair value.

4.     Investments:

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities:

	March 26, 2011		December 25, 2010
	Cost	Fair Value	Cost	Fair Value
Equity securities	$—	$—	$161,000	$161,000

The Company’s realized gains (losses) recognized on sales of available-for-sale marketable securities are as follows:

	Three Months Ended
	March 26, 2011	March 27, 2010
Realized gains	$—	$73,700
Realized losses	(600)	—
Net realized gains/(losses)	$(600)	$73,700

Other Long-Term Investments

The Company has an investment in Tomsten, Inc. (“Tomsten”), the parent company of “Archiver’s” retail chain.  Archiver’s is a retail concept created to help people preserve and enjoy their photographs.  The Company has invested a total of $7.5 million in the purchase of common stock of Tomsten.  The Company’s investment currently represents 18.3% of the outstanding common stock of Tomsten.  As of March 26, 2011, $0.2 million of the Company’s investment, with a current carrying cost of $1.9 million, is attributable to goodwill.  The amount of goodwill was determined by calculating the difference between the Company’s net investment in Tomsten less its pro rata share of Tomsten’s net worth.  The Company also provides management services to Tomsten.  Management fees received by the Company, which currently approximates $30,000 monthly, are recorded as other revenue.

The Company has a $2.0 million investment in senior subordinated promissory notes with warrants in BridgeFunds Limited (“BridgeFunds”).  BridgeFunds advances funds to claimants involved in civil litigation to cover litigation expenses.  Monthly prepayment of the principal of such notes in an amount equal to Available Cash Flow (as defined within the agreements governing the notes) is required, and the maturity date of the notes is June 30, 2011.  During the three months ended March 26, 2011, the Company received $24,700 in payments of interest and did not receive any payments of principal on the notes.  The Company stopped accruing interest on this investment as of September 30, 2010 and has deemed this investment to be impaired.  In evaluating this investment for impairment, the Company has determined that its present value of expected future cash flows, discounted at the effective interest rate on the notes of 15%, exceeds it carrying amount and that no impairment charge is warranted.  As of March 26, 2011, the $2.0 million investment balance is classified as long-term based on expected payments from Available Cash Flow, and $0.2 million of related interest receivable is included in current receivables.

5.     Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	March 26, 2011	December 25, 2010
Direct financing and sales-type leases:
Minimum lease payments receivable	$26,293,300	$30,244,700
Estimated residual value of equipment	3,175,100	3,449,400
Unearned lease income net of initial direct costs deferred	(3,875,500)	(4,925,200)
Security deposits	(2,236,100)	(2,044,900)
Equipment installed on leases not yet commenced	7,563,600	4,806,000
Total investment in direct financing and sales-type leases	30,920,400	31,530,000
Allowance for credit losses	(860,500)	(907,800)
Net investment in direct financing and sales-type leases	30,059,900	30,622,200

Operating leases:
Operating lease assets	902,400	520,200
Less accumulated depreciation and amortization	(530,300)	(483,200)
Net investment in operating leases	372,100	37,000

Total net investment in leasing operations	$30,432,000	$30,659,200

As of March 26, 2011, the $30.4 million total net investment in leases consists of $12.9 million classified as current and $17.5 million classified as long-term.  As of December 25, 2010, the $30.7 million total net investment in leases consists of $13.9 million classified as current and $16.8 million classified as long-term.

As of March 26, 2011, leased assets with one customer approximated 13% of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2011 and the full fiscal years thereafter as of March 26, 2011:

	Direct Financing and Sales-Type Leases		Operating Leases
	Minimum Lease Payments Receivable	Income Amortization	Minimum Lease Payments Receivable
2011	$12,710,600	$2,436,000	$1,077,600
2012	10,562,400	1,240,200	1,424,400
2013	2,902,200	177,000	1,444,900
2014	106,900	16,300	120,400
2015	11,200	6,000	—
Thereafter	—	—	—
	$26,293,300	$3,875,500	$4,067,300

The activity in the allowance for credit losses for leasing operations during the first three months of 2011 and 2010, respectively, is as follows:

	March 26, 2011	March 27, 2010
Balance at beginning of period	$907,800	$1,339,400
Provisions charged to expense	45,400	172,100
Recoveries	25,100	62,800
Deductions for amounts written-off	(117,800)	(358,200)
Balance at end of period	$860,500	$1,216,100

The Company’s investment in direct financing and sales-type leases and allowance for credit losses by loss evaluation methodology are as follows:

	March 26, 2011		December 25, 2010
	Investment In Leases	Allowance for Credit Losses	Investment In Leases	Allowance for Credit Losses
Collectively evaluated for loss potential	$30,920,400	$860,500	$31,530,000	$907,800
Individually evaluated for loss potential	—	—	—	—
Total	$30,920,400	$860,500	$31,530,000	$907,800

The Company’s key credit quality indicator for its investment in direct financing and sales-type leases is the status of the lease, defined as accruing or non-accruing.  Leases that are accruing income are considered to have a lower risk of loss.  Non-accrual leases are those that the Company believes have a higher risk of loss.  The following table sets forth information regarding the Company’s accruing and non-accrual leases.  Delinquent balances are determined based on the contractual terms of the lease.

	March 26, 2011
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$24,250,300	$—	$—	$—	$24,250,300
Small-Ticket	6,499,100	19,200	—	151,800	6,670,100
Total Investment in Leases	$30,749,400	$19,200	$—	$151,800	$30,920,400

	December 25, 2010
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$23,474,400	$—	$—	$—	$23,474,400
Small-Ticket	7,832,200	138,800	—	84,600	8,055,600
Total Investment in Leases	$31,306,600	$138,800	$—	$84,600	$31,530,000

6.     Accounting for Stock-Based Compensation:

The Company recognizes the cost of all share-based payments to employees, including grants of employee stock options, in the consolidated financial statements based on the grant date fair value of those awards.  This cost is recognized over the period for which an employee is required to provide service in exchange for the award.  The benefits associated with tax deductions in excess of recognized compensation expense are reported as a financing cash flow rather than as an operating cash flow.  Compensation expense of $170,400 and $166,800 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first three months of 2011 and 2010, respectively.

The Company estimates the fair value of options granted using the Black-Scholes option valuation model.  The Company estimates the volatility of its common stock at the date of grant based on its historical volatility rate over the expected term.  The Company’s decision to use historical volatility was based upon the lack of actively traded options on its common stock.  The Company estimates the expected term based upon historical option exercises.  The risk-free interest rate assumption is based on observed interest rates for the expected term.  The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.  For options granted, the Company amortizes the fair value on a straight-line basis.  All options are amortized over the vesting periods.

No options were granted during the period ended March 26, 2011.  The fair value of each option granted in 2010 was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2010	$9.80 / $10.11	2.43% / 2.28%	6 / 6	28.3% / 27.8%	.26% / .24%

7.              New Accounting Pronouncements:

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that requires new disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables.  Existing disclosures are amended to require an entity to provide certain disclosures on a disaggregated basis by portfolio segment or by class of financing receivables.  The new and amended disclosures that relate to information as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company adopted the new and amended disclosures that relate to information as of the end of a reporting period in its annual report on Form 10-K for the fiscal year ending December 25, 2010 and has adopted the new and amended disclosures that relate to information for activity that occurs during a reporting period in this quarterly report on Form 10-Q for the fiscal period ending March 26, 2011.  See Note 5 for disclosures related to this adoption.  The adoption of these disclosure requirements has not had an impact on the consolidated results of the Company.

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

The dilutive effect of stock options equivalent to 225,896 shares and 67,969 shares for the three months ended March 26, 2011 and March 27, 2010, respectively, were used in the calculation of Earnings Per Share - Diluted.  Options totaling 14,487 and 38,598 shares for the three months ended March 26, 2011 and March 27, 2010, respectively, were outstanding but were not included in the calculation of Earnings Per Share — Diluted because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be anti-dilutive.

9.     Shareholders’ Equity:

Repurchase of Common Stock

Under the board of directors’ authorization, as of March 26, 2011, the Company has the ability to repurchase up to 5,000,000 shares of its common stock, of which all but 522,883 shares have been repurchased.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.  Since inception of stock repurchase activities in November 1995 through March 26, 2011, the Company has repurchased 4,477,117 shares of its stock at an average price of $15.01 per share.  In the first three months of 2011, the Company repurchased 72,483 shares for an aggregate purchase price of $2,499,300 or $34.48 per share.  These repurchase transactions reduced the dollar amount of common stock on the balance sheet to zero, with the remainder recorded to retained earnings.

Stock Option Plans

The Company had authorized up to 750,000 shares of common stock be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2001 Stock Option Plan (the “2001 Plan”).  The 2001 Plan expired on February 20, 2011.  The Company has authorized up to 250,000 shares of common stock to be reserved for granting either nonqualified or incentive stock option to officers and key employees under the Company’s 2010 Stock Option Plan (the “2010 Plan”).

The Company also sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors Plan”) and has reserved a total of 300,000 shares for issuance to directors of the Company who are not employees.

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan as of March 26, 2011 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 25, 2010	644,220	$20.45	6.82	$7,571,000
Exercised	(25,750)	16.36
Outstanding at March 26, 2011	618,470	$20.62	6.69	$13,802,000
Exercisable at March 26, 2011	357,739	$18.47	5.52	$8,476,000

All unexercised options at March 26, 2011 have an exercise price equal to the fair market value on the date of the grant.

As of March 26, 2011, the Company had $1,447,100 of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average period of approximately 2.4 years.

10.  Long-term Debt:

As of March 26, 2011, there were $3.5 million in borrowings outstanding under the Company’s Line of Credit with the PrivateBank and Trust Company and Harris, N.A., bearing interest at 3.75%.

The Line of Credit, which provides for an aggregate commitment of $30.0 million subject to certain borrowing base limitations, was used to complete the redemption of the Renewal Unsecured Subordinated Notes (as indicated below) and has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of March 26, 2011, the Company was in compliance with all of its financial covenants.

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

The Company made interest payments of $504,200 on the renewable unsecured subordinated notes during the first three months of 2010.

11.  Discounted Lease Rentals

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 5.6% at March 26, 2011 on a non-recourse basis.  In the event of a default by a customer in non-recourse financing, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Company.

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

	Three Months Ended
	March 26, 2011	March 27, 2010
Revenue:
Franchising	$7,849,900	$7,297,900
Leasing	3,255,000	2,544,900
Total revenue	$11,104,900	$9,842,800

Reconciliation to operating income:
Franchising segment contribution	$3,740,800	$3,375,000
Leasing segment contribution	1,471,200	421,500
Total operating income	$5,212,000	$3,796,500

Depreciation and amortization:
Leasing	$3,400	$3,800
Allocated	117,100	115,700
Total depreciation and amortization	$120,500	$119,500

	As of
	March 26, 2011	December 25, 2010
Identifiable assets:
Franchising	$2,982,800	$2,788,000
Leasing	32,153,000	32,962,300
Unallocated	5,740,900	6,371,700
Total	$40,876,700	$42,122,000

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of March 26, 2011, we had 902 franchises operating under the Plato’s Closet, Play it Again Sports, Once Upon a Child and Music Go Round brands and had a leasing portfolio of $30.4 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most profitable source of franchising revenue is royalties received from our franchise partners.  During the first three months of 2011, our royalties increased $689,300 or 10.8% compared to the first three months of 2010.

During the first three months of 2011, we purchased $4.7 million in equipment for lease customers compared to $4.1 million in the first three months of 2010.  Overall, our leasing portfolio (net investment in leases — current and long-term) decreased to $30.4 million at March 26, 2011 from $30.7 million at December 25, 2010.  Leasing income during the first three months of 2011 was $3.2 million compared to $2.5 million in the same period last year, an increase of 28.1%.  (See Note 12 — “Segment Reporting”).  Our earnings are also impacted by credit losses.  During the first three months of 2011, our provision for credit losses decreased to $45,400 from $172,100 in the first three months of 2010, as we experienced a lower level of net write-offs and delinquencies, primarily in the small-ticket financing business portion of our leasing segment.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first three months of 2011, selling, general and administrative expense decreased $10,000, or 0.2%, compared to the first three months of 2010.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first three months ended March 26, 2011:

					THREE MONTHS ENDING 3/26/11
	TOTAL 12/25/10	OPENED	CLOSED	TOTAL 3/26/11	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Play It Again Sports
Franchises - US and Canada	328	0	(1)	327	16	16

Plato’s Closet
Franchises - US and Canada	301	2	(1)	302	5	5

Once Upon A Child
Franchises - US and Canada	241	1	(2)	240	3	3

Music Go Round
Franchises - US	33	0	(0)	33	0	0

Total Franchised Stores	903	3	(4)	902	24	24

Wirth Business Credit
Territories — US(1)	15	0	(15)	0	0	0
Total Franchises/Territories	918	3	(19)	902	24	24

(1)          During the first quarter of 2011, the franchise agreements for the 15 Wirth Business Credit territories were terminated for various reasons.

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the first three months of 2011, we renewed 24 of the 24 franchise agreements available for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended
	March 26, 2011	March 27, 2010
Revenue:
Royalties	63.5%	64.6%
Leasing income	29.1	25.7
Merchandise sales	4.5	5.0
Franchise fees	0.7	2.3
Other	2.2	2.4
Total revenue	100.0%	100.0%

Cost of merchandise sold	(4.3)	(4.8)
Leasing expense	(4.7)	(5.6)
Provision for credit losses	(0.4)	(1.7)
Selling, general and administrative expenses	(43.6)	(49.3)
Income from operations	47.0	38.6

Loss from equity investments	(0.7)	(0.2)
Interest expense	(0.3)	(2.9)
Interest and other income	0.1	1.8
Income before income taxes	46.1	37.3
Provision for income taxes	(18.9)	(15.1)
Net income	27.2%	22.2%

Comparison of Three Months Ended March 26, 2011 to

Three Months Ended March 27, 2010

Revenue

Revenues for the first three months of 2011 totaled $11.1 million compared to $9.8 million for the comparable period in 2010.

Royalties and Franchise Fees

Royalties increased to $7.1 million for the first three months of 2011 from $6.4 million for the first three months of 2010, a 10.8% increase.  The increase was due to higher Plato’s Closet, Play It Again Sports and Once Upon A Child royalties of $427,700, $110,900 and $161,000, respectively.  The increase in royalties for these brands is primarily due to higher franchisee retail sales in these brands as well as having 30 additional Plato’s Closet franchise stores in the first three months of 2011 compared to the same period last year.

Franchise fees decreased to $75,000 for the first three months of 2011 compared to $223,500 for the first three months of 2010, primarily as a result of opening seven fewer franchise territories in the 2011 period compared to the same period in 2010.

Leasing Income

Leasing income increased 28.1% to $3,235,000 for the first three months of 2011 compared to $2,524,900 for the same period in 2010.  The increase is due to a higher level of equipment sales to customers as well as increased leasing income related to a larger average portfolio in our middle-market leasing business.  These increases were partially offset by reduced leasing income related to a smaller average portfolio in our small-ticket leasing business.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports buying group, or through our Computer Support Center (together, “Direct Franchisee Sales”).  Direct Franchisee Sales of $501,400 for the first three months of 2011 was comparable to $494,700 in the same period of 2010.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold of $482,900 for the first three months of 2011 was comparable to $471,000 in the same period of 2010.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first three months of 2011 and 2010 was 96.3% and 95.2%, respectively.

Leasing Expense

Leasing expense decreased to $518,700 for the first three months of 2011 compared to $547,300 for the first three months of 2010.  The decrease is primarily due to lower borrowing costs in connection with the lease portfolio, partially offset by an increase in the associated cost of equipment sales discussed above.

Provision for Credit Losses

Provision for credit losses decreased to $45,400 for the first three months of 2011 compared to $172,100 for the first three months of 2010.  The decrease is primarily due to a lower level of net write-offs and delinquencies, primarily in the small-ticket financing business portion of our leasing segment.  During the first three months of 2011, we had total net write-offs of $92,700 compared to $295,400 in the first three months of 2010.

Selling, General and Administrative

Selling, general and administrative expenses of $4,845,900 in the first three months of 2011 was comparable to $4,855,900 in the same period of 2010.

Loss from Equity Investments

During the first quarter of 2011 and 2010, we recorded losses of $77,000 and $20,200, respectively, from our investment in Tomsten (representing our pro-rata share of losses for the periods).

Interest Expense

Interest expense decreased to $31,100 for the first three months of 2011 compared to $288,200 for the first three months of 2010.  The decrease is primarily due to lower corporate borrowings.

Interest and Other Income

During the first three months of 2011, we had interest and other income of $17,200 compared to $177,700 of interest and other income in the first three months of 2010.  Interest and other income during the first three months of 2010 included interest accrued on the Company’s investment in BridgeFunds and realized gains on sales of marketable securities that did not recur during the first three months of 2011.  (See Note 4 — “Investments”).

Income Taxes

The provision for income taxes was calculated at an effective rate of 40.9% and 40.5% for the first quarter of 2011 and 2010, respectively.  The higher effective rate in 2011 compared to 2010 reflects our recording of a deferred tax asset valuation allowance for losses from our equity investments.

Segment Comparison of Three Months Ended March 26, 2011 to

Three Months Ended March 27, 2010

Franchising segment operating income

The franchising segment’s operating income for the first three months of 2011 increased by $365,800, or 10.8%, to $3.7 million from $3.4 million for the first three months of 2010.  The increase in segment contribution was primarily due to increased royalty revenue.

Leasing segment operating income

The leasing segment’s operating income for the first three months of 2011 increased by $1,049,700 to $1,471,200 from $421,500 for the first three months of 2010.  The increase in segment contribution was primarily due to an increase in leasing income.

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

We ended the first quarter of 2011 with $2.4 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 1.5 to 1.0 compared to $13.1 million in cash and cash equivalents and a current ratio of 1.7 to 1.0 at the end of the first quarter of 2010.

Operating activities provided $7.7 million of cash during the first three months of 2011 compared to $4.0 million during the same period last year.  Cash provided by operating assets and liabilities include an increase in accrued and other liabilities of $1.7 million, primarily due to an increase in cash collateral related to our leasing business.  Accounts payable provided cash of $1.2 million, primarily due to an increase in amounts owed for lease equipment purchases.

Investing activities used $0.2 million of cash during the first three months of 2011 compared to $1.8 million provided during the same period of 2010.  The 2011 activities consisted primarily of the purchase of equipment for lease customers of $4.7 million and collections on lease receivables of $4.4 million.

Financing activities used $7.4 million of cash during the first three months of 2011 compared to $2.1 million used during the same period of 2010.  The 2011 activities consisted primarily of net proceeds and tax benefits from exercises of stock options of $0.5 million, net payments on our line of credit of $5.3 million, $2.5 million used to purchase 72,483 shares of our common stock and $0.1 million for the payment of dividends.

As of March 26, 2011, we had no off balance sheet arrangements.

As of March 26, 2011, our borrowing availability under our credit agreement with The PrivateBank and Trust Company and Harris, N.A. (the “Line of Credit”) was $30.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $3.5 million in borrowings outstanding at March 26, 2011 under the Line of Credit bearing interest at 3.75%, leaving $26.5 million available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of March 26, 2011, we were in compliance with all of our financial covenants.

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

We believe that the combination of our cash on hand, the cash generated from our franchising business, cash generated from discounting sources and our Line of Credit will be adequate to fund our planned operations through 2011.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first three months of 2011, the Company collected $60,600 more than it estimated at December 25, 2010.  As of March 26, 2011, the Company’s royalty receivable was $950,100.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet.  As of March 26, 2011, deferred franchise fees were $971,200.

Leasing Income Recognition

Leasing income for direct financing leases is recognized under the effective interest method.  The effective interest method of income recognition applies a constant rate of interest equal to the internal rate of return on the lease.  Generally, when a lease is more than 90 days delinquent (where more than three monthly payments are owed), the lease is classified as being on non-accrual and the Company stops recognizing leasing income on that date.  Payments received on leases in non-accrual status generally reduce the lease receivable.  Leases on non-accrual status remain classified as such until there is sustained payment performance that, in the Company’s judgment, would indicate that all contractual amounts will be collected in full.

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

For leases that are accounted for as operating leases, income is recognized when payments under the lease contract are due.

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

A provision is charged against earnings to maintain the allowance for credit losses at the appropriate level.  If the actual results are different from the Company’s estimates, results could be different.  The Company’s policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent.  (See Note 5 for disclosures related to the Company’s allowance for credit losses).

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

Impairment of Long-term Investments

The Company evaluates its long-term investments for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying amount may not be recoverable.  The impairment, if any, is measured by the difference between the assets’ carrying amount and their fair value (as prescribed by applicable accounting guidance), based on the best information available, including market prices, discounted cash flow analysis or other financial metrics that management utilizes to help determine fair value.  Judgments made by management related to the fair value of its long-term investments are affected by factors such as the ongoing financial performance of the investees, additional capital raised by the investees as well as general changes in the economy.  If there are significant changes in the actual performance of the long-term investments versus the Company’s estimates, the carrying value of these investments could be significantly impacted.

Forward Looking Statements

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, the Company’s belief that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, as well as its disclosures regarding market rate risk are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions.  See the section appearing in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 entitled “Risk Factors” and Part II, Item 1A in this Report for a more complete discussion of certain factors that may cause the Company’s actual results to differ from those in its forward looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial markets risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At March 26, 2011, the Company had available a $30.0 million line of credit with the PrivateBank and Trust Company and Harris, N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (less than three months) or the bank’s index rate for borrowings one year or greater.  The Company had $3.5 million of debt outstanding at March 26, 2011 under this line of credit, all of which was in the form of short-term borrowings subject to daily changes in the bank’s base rate.  The Company’s earnings would be affected by changes in these short-term interest rates.  With the Company’s borrowings at March 26, 2011, a one percent increase in short-term rates would reduce annual pretax earnings by $35,000.  The Company had no interest rate derivatives in place at March 26, 2011.

None of the Company’s cash and cash equivalents at March 26, 2011 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Although the Company conducts business in foreign countries, international operations are not material to its consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to the Company’s results of operations for the three months ended March 26, 2011.  Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on its future costs or on future cash flows it would receive from its foreign activity.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 1A:  Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010.  If any of those factors were to occur, they could materially adversely affect the Company’s financial condition or future results, and could cause its actual results to differ materially from those expressed in its forward-looking statements in this report.  The Company is aware of no material changes to the Risk Factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan(2)

December 26, 2010 to January 29, 2011	34,092	$33.30	34,092	61,274
January 30, 2011 to February 26, 2011	19,547	33.89	19,547	541,727
February 27, 2011 to March 26, 2011	18,844	37.24	18,844	522,883

(1)                                  The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 5,000,000 shares, of which 522,883 may still be repurchased.

(2)                                  On February 24, 2011, the Board of Directors authorized a 500,000 share repurchase.

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

Date: April 20, 2011	By:	/s/ John L. Morgan
John L. Morgan
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date: April 20, 2011	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED MARCH 26, 2011

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