Form 10-Q
period 2011-06-25
WINMARK CORP
filed 2011-07-25
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2011

or

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

Common stock, no par value, 4,971,456 shares outstanding as of July 19, 2011.

WINMARK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 25, 2011	December 25, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$1,036,000	$2,257,100
Marketable securities	7,400	161,000
Receivables, less allowance for doubtful accounts of $18,600 and $17,000	1,643,700	1,841,300
Net investment in leases - current	12,226,700	13,856,700
Income tax receivable	—	294,700
Inventories	50,300	85,900
Prepaid expenses	324,100	382,600
Total current assets	15,288,200	18,879,300
Net investment in leases - long-term	17,716,200	16,802,500
Long-term investments, less allowance for losses of $252,900 and $0	4,500,900	3,973,800
Property and equipment, net	1,655,900	1,785,900
Other assets	677,500	680,500
	$39,838,700	$42,122,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$—	$8,800,000
Accounts payable	2,039,300	1,274,200
Income tax payable	1,449,500	—
Accrued liabilities	2,276,700	1,513,600
Discounted lease rentals	203,600	530,400
Rents received in advance	256,600	291,800
Deferred revenue	1,402,400	1,041,700
Deferred income taxes	1,832,500	1,832,500
Total current liabilities	9,460,600	15,284,200
Long-Term Liabilities:
Discounted lease rentals	9,300	26,500
Rents received in advance	517,000	696,900
Deferred revenue	819,800	767,600
Other liabilities	1,282,200	1,678,000
Deferred income taxes	655,800	655,800
Total long-term liabilities	3,284,100	3,824,800
Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 4,968,789 and 5,020,739 shares issued and outstanding	—	513,700
Accumulated other comprehensive loss	(600)	—
Retained earnings	27,094,600	22,499,300
Total shareholders’ equity	27,094,000	23,013,000
	$39,838,700	$42,122,000

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
REVENUE:
Royalties	$6,819,300	$6,368,300	$13,872,100	$12,731,800
Leasing income	6,980,200	2,345,800	10,215,200	4,870,700
Merchandise sales	833,000	550,500	1,334,400	1,045,200
Franchise fees	245,000	305,000	320,000	528,500
Other	347,300	309,500	588,000	545,700
Total revenue	15,224,800	9,879,100	26,329,700	19,721,900
COST OF MERCHANDISE SOLD	794,200	520,200	1,277,100	991,200
LEASING EXPENSE	3,340,200	439,300	3,858,900	986,600
PROVISION FOR CREDIT LOSSES	(24,100)	(160,200)	21,300	11,900
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,030,400	4,877,200	9,876,300	9,733,100
Income from operations	6,084,100	4,202,600	11,296,100	7,999,100
LOSS FROM EQUITY INVESTMENTS	(142,900)	(102,000)	(219,900)	(122,200)
IMPAIRMENT OF INVESTMENT IN NOTES	(252,900)	—	(252,900)	—
INTEREST EXPENSE	(26,900)	(273,100)	(58,000)	(561,300)
INTEREST AND OTHER INCOME	13,900	103,000	31,100	280,700
Income before income taxes	5,675,300	3,930,500	10,796,400	7,596,300
PROVISION FOR INCOME TAXES	(2,275,100)	(1,591,800)	(4,369,900)	(3,076,500)
NET INCOME	$3,400,200	$2,338,700	$6,426,500	$4,519,800
EARNINGS PER SHARE — BASIC	$.68	$.47	$1.29	$.89
EARNINGS PER SHARE — DILUTED	$.65	$.45	$1.23	$.87
WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	4,980,844	5,025,944	4,985,220	5,077,179
WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	5,239,443	5,189,925	5,227,468	5,193,154

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 25, 2011	June 26, 2010
OPERATING ACTIVITIES:
Net income	$6,426,500	$4,519,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	242,700	238,000
Provision for credit losses	21,300	11,900
Compensation expense related to stock options	351,100	343,200
Loss (gain) on sale of marketable securities	600	(75,800)
Loss from equity investments	219,900	122,200
Impairment of investment in notes	252,900	—
Deferred initial direct costs	(179,600)	(123,100)
Amortization of deferred initial direct costs	335,800	400,000
Change in operating assets and liabilities:
Receivables	197,600	133,200
Income tax receivable / payable	1,744,600	(314,300)
Inventories	35,600	(27,100)
Prepaid expenses	58,500	73,100
Accounts payable	765,100	66,000
Accrued and other liabilities	367,300	703,300
Advance and security deposits	19,300	413,300
Other assets	3,000	—
Deferred revenue	412,900	121,100
Net cash provided by operating activities	11,275,100	6,604,800
INVESTING ACTIVITIES:
Purchase of investments	(1,000,000)	—
Proceeds from sale of marketable securities	160,400	1,081,300
Purchase of marketable securities	(8,400)	(476,900)
Purchases of property and equipment	(112,700)	(149,000)
Purchase of equipment for lease contracts	(10,947,800)	(8,544,900)
Principal collections on lease receivables	10,908,300	10,437,400
Net cash provided by (used for) investing activities	(1,000,200)	2,347,900
FINANCING ACTIVITIES:
Proceeds from line of credit	1,500,000	—
Payments on line of credit	(10,300,000)	(1,968,100)
Proceeds from issuance of subordinated notes	—	146,800
Payments on subordinated notes	—	(2,769,600)
Repurchases of common stock	(3,313,500)	(3,930,100)
Proceeds from exercises of stock options	729,100	670,800
Dividends paid	(249,200)	(100,600)
Proceeds from discounted lease rentals	—	74,600
Tax benefits on exercised stock options	137,600	68,500
Net cash used for financing activities	(11,496,000)	(7,807,700)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,221,100)	1,145,000
Cash and cash equivalents, beginning of period	2,257,100	9,490,800
Cash and cash equivalents, end of period	$1,036,000	$10,635,800
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$130,900	$1,216,400
Cash paid for income taxes	$2,329,600	$3,443,400

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

Revenues and operating results for the six months ended June 25, 2011 are not necessarily indicative of the results to be expected for the full year.

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

The Company’s marketable securities were valued based on Level 1 inputs using quoted prices.  The Company’s investment in BridgeFunds notes was valued based on Level 3 inputs (see Note 4).

Due to their nature, the carrying value of cash equivalents, receivables, payables and debt obligations approximates fair value.

4.     Investments:

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities:

	June 25, 2011		December 25, 2010
	Cost	Fair Value	Cost	Fair Value
Equity securities	$8,400	$7,400	$161,000	$161,000

The Company’s unrealized losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive loss are as follows:

	June 25, 2011	December 25,2010
Unrealized gains	$—	$—
Unrealized losses	(1,000)	—
Net unrealized losses	$(1,000)	$—

The Company’s realized gains recognized on sales of available-for-sale marketable securities are as follows:

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Realized gains	$—	$2,100	$—	$75,800
Realized losses	—	—	—	—
Net realized gains/(losses)	$—	$2,100	$—	$75,800

Amounts reclassified out of accumulated other comprehensive loss into earnings is determined by using the average cost of the security when sold.

Other Long-Term Investments

The Company has an investment in Tomsten, Inc. (“Tomsten”), the parent company of “Archiver’s” retail chain.  Archiver’s is a retail concept created to help people preserve and enjoy their photographs.  The Company has invested a total of $8.5 million in the purchase of common stock of Tomsten (including $1.0 million invested in June 2011 pursuant to a Rights Offering by Tomsten).  The Company’s investment currently represents 22.0% of the outstanding common stock of Tomsten (which represents an increase from 18.3% prior to the Company’s participation in the Rights Offering in June 2011.)   As of June 25, 2011, $0.3 million of the Company’s investment, with a current carrying amount of $2.8 million, is attributable to goodwill.  The amount of goodwill was determined by calculating the difference between the Company’s net investment in Tomsten less its pro rata share of Tomsten’s net worth.  The Company also provides management services to Tomsten.

The Company has a $2.0 million investment in senior subordinated promissory notes with warrants in BridgeFunds Limited (“BridgeFunds”).  BridgeFunds advances funds to claimants involved in civil litigation to cover litigation expenses.  Monthly prepayment of the principal of such notes in an amount equal to Available Cash Flow (as defined within the agreements governing the notes) is required.  In July 2011, the Company entered into an amendment to the agreement governing the notes whereby the maturity date of all of the outstanding notes was changed to June 30, 2012.  During the six months ended June 25, 2011, the Company received $28,200 in payments of interest and did not receive any payments of principal on the notes.  The Company stopped accruing interest on this investment as of September 30, 2010.  In evaluating this investment for impairment during the second quarter of 2011, the Company determined that its present value of expected future cash flows, discounted at the effective interest rate on the notes of 15%, is less than the recorded investment in the notes.  In developing its estimate of expected future cash flows, the Company used certain information obtained from BridgeFunds concerning existing liabilities, claimant cases outstanding and historic default rates on claimant advances, and made certain assumptions regarding the timing of case settlements, the payment of future liabilities and future default rates.  The Company recognized a $252,900 impairment charge and established a corresponding valuation allowance in the second quarter of 2011.  As of June 25, 2011, the $1.75 million net investment balance is classified as long-term based on expected payments from Available Cash Flow, and $0.2 million of related interest receivable is included in current receivables.

5.             Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	June 25, 2011	December 25, 2010
Direct financing and sales-type leases:
Minimum lease payments receivable	$26,420,800	$30,244,700
Estimated residual value of equipment	2,573,400	3,449,400
Unearned lease income net of initial direct costs deferred	(3,743,700)	(4,925,200)
Security deposits	(2,279,200)	(2,044,900)
Equipment installed on leases not yet commenced	7,118,600	4,806,000
Total investment in direct financing and sales-type leases	30,089,900	31,530,000
Allowance for credit losses	(845,500)	(907,800)
Net investment in direct financing and sales-type leases	29,244,400	30,622,200

Operating leases:
Operating lease assets	934,100	520,200
Less accumulated depreciation and amortization	(235,600)	(483,200)
Net investment in operating leases	698,500	37,000

Total net investment in leasing operations	$29,942,900	$30,659,200

As of June 25, 2011, the $29.9 million total net investment in leases consists of $12.2 million classified as current and $17.7 million classified as long-term.  As of December 25, 2010, the $30.7 million total net investment in leases consists of $13.9 million classified as current and $16.8 million classified as long-term.

As of June 25, 2011, leased assets with one customer approximated 15% of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2011 and the full fiscal years thereafter as of June 25, 2011:

	Direct Financing and Sales-Type Leases:		Operating Leases:
	Minimum Lease Payments Receivable	Income Amortization	Minimum Lease Payments Receivable
2011	$8,676,700	$1,573,400	$741,200
2012	11,007,800	1,481,400	1,424,400
2013	3,623,000	421,900	1,444,900
2014	1,406,000	178,300	120,400
2015	1,208,400	82,600	—
Thereafter	498,900	6,100	—
	$26,420,800	$3,743,700	$3,730,900

The activity in the allowance for credit losses for leasing operations during the first six months of 2011 and 2010, respectively, is as follows:

	June 25, 2011	June 26, 2010
Balance at beginning of period	$907,800	$1,339,400
Provisions charged to expense	21,300	11,900
Recoveries	178,700	285,500
Deductions for amounts written-off	(262,300)	(490,400)
Balance at end of period	$845,500	$1,146,400

The Company’s investment in direct financing and sales-type leases (“investment in leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	June 25, 2011		December 25, 2010
	Investment In Leases	Allowance for Credit Losses	Investment In Leases	Allowance for Credit Losses
Collectively evaluated for loss potential	$30,089,900	$845,500	$31,530,000	$907,800
Individually evaluated for loss potential	—	—	—	—
Total	$30,089,900	$845,500	$31,530,000	$907,800

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

	June 25, 2011
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$24,688,300	$—	$—	$—	$24,688,300
Small-Ticket	5,358,600	13,600	—	29,400	5,401,600
Total Investment in Leases	$30,046,900	$13,600	$—	$29,400	$30,089,900

	December 25, 2010
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$23,474,400	$—	$—	$—	$23,474,400
Small-Ticket	7,832,200	138,800	—	84,600	8,055,600
Total Investment in Leases	$31,306,600	$138,800	$—	$84,600	$31,530,000

6.  Accounting for Stock-Based Compensation:

The Company recognizes the cost of all share-based payments to employees, including grants of employee stock options, in the consolidated financial statements based on the grant date fair value of those awards.  This cost is recognized over the period for which an employee is required to provide service in exchange for the award.  Compensation expense of $351,100 and $343,200 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first six months of 2011 and 2010, respectively.

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

The fair value of each option granted in 2011 and 2010 was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Expected Volatility	Dividend Yield
2011	$11.28	1.94%	6	28.0%	.32%
2010	$9.80 / $10.11	2.43% / 2.28%	6 / 6	28.3% / 27.8%	.26% / .24%

7.              New Accounting Pronouncements:

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that requires new disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables.  Existing disclosures are amended to require an entity to provide certain disclosures on a disaggregated basis by portfolio segment or by class of financing receivables.  The new and amended disclosures that relate to information as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company adopted the new and amended disclosures that relate to information as of the end of a reporting period in its annual report on Form 10-K for the fiscal year ending December 25, 2010 and adopted the new and amended disclosures that relate to information for activity that occurs during a reporting period in its quarterly report on Form 10-Q for the fiscal period ending March 26, 2011.  See Note 5 for disclosures related to this adoption.  The adoption of these disclosure requirements has not had an impact on the consolidated results of the Company.

In June 2011, the FASB amended its accounting guidance on the presentation of other comprehensive income (OCI) in an entity’s financial statements.  The amended guidance eliminates the option to present the components of OCI as part of the statement of changes in shareholders equity and provides two options for presenting OCI: in a statement included in the income statement or in a separate statement immediately following the income statement.  The amendments do not change the guidance for the items that have to be reported in OCI or when an item of OCI has to be moved into net income.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Adoption of this guidance will not have an impact on the consolidated results of the Company.

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

The dilutive effect of stock options equivalent to 258,599 shares and 163,981 shares for the three months and 242,248 shares and 115,975 shares for the six months ended June 25, 2011 and June 26, 2010, respectively, were used in the calculation of Earnings Per Share - Diluted.  Options totaling 11,459 and 18,752 shares for the three months and 20,006 shares and 35,381 shares for the six months ended June 25, 2011 and June 26, 2010, respectively, were outstanding but were not included in the calculation of Earnings Per Share — Diluted because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be anti-dilutive.

9.     Shareholders’ Equity:

Repurchase of Common Stock

In the first six months of 2011, the Company repurchased 94,099 shares for an aggregate purchase price of $3,313,500 or $35.21 per share.  These repurchase transactions reduced the dollar amount of common stock on the balance sheet to zero, with the remainder recorded to retained earnings.  Since inception of stock repurchase activities in November 1995 through June 25, 2011, the Company has repurchased 4,498,733 shares of its stock at an average price of $15.12 per share. Under the board of directors’ authorization, as of June 25, 2011, the Company has the ability to repurchase an additional 501,267 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

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

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan as of June 25, 2011 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 25, 2010	644,220	$20.45	6.82	$7,571,000
Granted	46,500	37.76
Exercised	(42,149)	17.30
Outstanding at June 25, 2011	648,571	$21.90	6.70	$11,415,400
Exercisable at June 25, 2011	370,903	$18.68	5.44	$7,444,500

All unexercised options at June 25, 2011 have an exercise price equal to the fair market value on the date of the grant.

As of June 25, 2011, the Company had $1,766,900 of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average period of approximately 2.1 years.

10.  Long-term Debt:

As of June 25, 2011, there were no borrowings outstanding under the Company’s Line of Credit with the PrivateBank and Trust Company and Harris, N.A.

The Line of Credit, which provides for an aggregate commitment of $30.0 million subject to certain borrowing base limitations, was used to complete the redemption of the Renewal Unsecured Subordinated Notes (as indicated below) and has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of June 25, 2011, the Company was in compliance with all of its financial covenants.

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

The Company made interest payments of $965,900 on the renewable unsecured subordinated notes during the first six months of 2010.

11.  Discounted Lease Rentals

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 5.57% at June 25, 2011 on a non-recourse basis.  In the event of a default by a customer in non-recourse financing, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Company.

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

The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Revenue:
Franchising	$8,224,600	$7,513,300	$16,074,500	$14,811,200
Leasing	7,000,200	2,365,800	10,255,200	4,910,700
Total revenue	$15,224,800	$9,879,100	$26,329,700	$19,721,900

Reconciliation to operating income:
Franchising segment contribution	$3,712,300	$3,402,000	$7,453,100	$6,777,000
Leasing segment contribution	2,371,800	800,600	3,843,000	1,222,100
Total operating income	$6,084,100	$4,202,600	$11,296,100	$7,999,100

Depreciation and amortization:
Leasing	$3,700	$3,500	$7,100	$7,300
Allocated	118,500	115,000	235,600	230,700
Total depreciation and amortization	$122,200	$118,500	$242,700	$238,000

	As of
	June 25, 2011	December 25, 2010
Identifiable assets:
Franchising	$2,779,700	$2,788,000
Leasing	30,754,600	32,962,300
Unallocated	6,304,400	6,371,700
Total	$39,838,700	$42,122,000

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of June 25, 2011, we had 908 franchises operating under the Plato’s Closet, Play It Again Sports, Once Upon A Child and Music Go Round brands and had a leasing portfolio of $29.9 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most profitable source of franchising revenue is royalties received from our franchise partners.  During the first six months of 2011, our royalties increased $1,140,300 or 9.0% compared to the first six months of 2010.

During the first six months of 2011, we purchased $10.9 million in equipment for lease customers compared to $8.5 million in the first six months of 2010.  Overall, our leasing portfolio (net investment in leases — current and long-term) decreased to $29.9 million at June 25, 2011 from $30.7 million at December 25, 2010.  Leasing income net of leasing expense during the first six months of 2011 was $6.4 million compared to $3.9 million in the same period last year.  Fluctuations in period-to-period leasing income and leasing expense result primarily from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the purchases of equipment for lease customers and the medium- to long-term trend in the size of the leasing portfolio.  Our earnings are also impacted by credit losses.  During the first six months of 2011, our provision for credit losses increased to $21,300 from $11,900 in the first six months of 2010.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first six months of 2011, selling, general and administrative expense increased $143,200, or 1.5%, compared to the first six months of 2010.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first six months ended June 25, 2011:

					SIX MONTHS ENDING 6/25/11
	TOTAL 12/25/10	OPENED	CLOSED	TOTAL 6/25/11	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Play It Again Sports
Franchises - US and Canada	328	2	(4)	326	30	30
Plato’s Closet
Franchises - US and Canada	301	8	(1)	308	7	7
Once Upon A Child
Franchises - US and Canada	241	2	(2)	241	5	5
Music Go Round
Franchises - US	33	0	(0)	33	0	0
Total Franchised Stores	903	12	(7)	908	42	42
Wirth Business Credit
Territories — US(1)	15	0	(15)	0	0	0
Total Franchises/Territories	918	12	(22)	908	42	42

(1)          During the first quarter of 2011, the franchise agreements for the 15 Wirth Business Credit territories were terminated for various reasons.

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the first six months of 2011, we renewed 42 of the 42 franchise agreements available for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Revenue:
Royalties	44.8%	64.5%	52.7%	64.5%
Leasing income	45.8	23.7	38.8	24.7
Merchandise sales	5.5	5.6	5.1	5.3
Franchise fees	1.6	3.1	1.2	2.7
Other	2.3	3.1	2.2	2.8
Total revenues	100.0	100.0	100.0	100.0

Cost of merchandise sold	(5.2)	(5.3)	(4.8)	(5.0)
Leasing expense	(21.9)	(4.4)	(14.7)	(5.0)
Provision for credit losses	0.1	1.6	(0.1)	(0.1)
Selling, general and administrative expenses	(33.0)	(49.4)	(37.5)	(49.4)
Income from operations	40.0	42.5	42.9	40.5
Loss from equity investments	(0.9)	(1.0)	(0.8)	(0.6)
Impairment of investment in notes	(1.7)	—	(1.0)	—
Interest expense	(0.2)	(2.7)	(0.2)	(2.8)
Interest and other income	0.1	1.0	0.1	1.4
Income before income taxes	37.3	39.8	41.0	38.5
Provision for income taxes	(15.0)	(16.1)	(16.6)	(15.6)
Net income	22.3%	23.7%	24.4%	22.9%

Comparison of Three Months Ended June 25, 2011 to Three Months Ended June 26, 2010

Revenue

Revenues for the quarter ended June 25, 2011 totaled $15.2 million compared to $9.9 million for the comparable period in 2010.

Royalties and Franchise Fees

Royalties increased to $6.8 million for the second quarter of 2011 from $6.4 million for the second quarter of 2010, a 7.1% increase.  The increase was due to higher Plato’s Closet and Once Upon A Child royalties of $427,400 and $157,400, respectively, partially offset by lower Play It Again Sports royalties of $133,300.  The increase in royalties for Plato’s Closet and Once Upon A Child is primarily due to higher franchisee retail sales in these brands as well as having 28 additional Plato’s Closet franchises in the second quarter of 2011 compared to the same period last year.

Franchise fees decreased to $245,000 for the second quarter of 2011 compared to $305,000 for the second quarter of 2010, primarily as a result of opening five fewer franchises in the 2011 period compared to the same period in 2010.

Leasing Income

Leasing income increased to $7.0 million for the second quarter of 2011 compared to $2.3 million for the same period in 2010.  The increase is due to a higher level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports buying group, or through our Computer Support Center (together, “Direct Franchisee Sales”).  Direct Franchisee Sales increased 51.3% to $833,000 for the second quarter 2011 from $550,500 in the same period of 2010.  The increase is primarily due to an increase in technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold increased 52.7% to $794,200 for the second quarter of 2011 from $520,200 in the same period of 2010.  The increase was primarily due to an increase in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the second quarter of 2011 and 2010 was 95.3% and 94.5%, respectively.

Leasing Expense

Leasing expense increased to $3,340,200 for the second quarter of 2011 compared to $439,300 for the second quarter of 2010.  The increase is due to an increase in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was $(24,100) for the second quarter of 2011 compared to $(160,200) for the second quarter of 2010.  Provision levels for the periods presented were impacted by net recoveries as well as a lower level of delinquencies, primarily in the small-ticket financing business portion of our leasing segment.  During the second quarter of 2011, we had total net recoveries of $9,100 compared to total net recoveries of $90,500 in the second quarter of 2010.

Selling, General and Administrative

Selling, general and administrative expenses increased 3.1% to $5,030,400 in the second quarter of 2011 from $4,877,200 in the same period of 2010.  The increase was primarily due to an increase in sales-related compensation expense.

Loss from Equity Investments

During the second quarter of 2011 and 2010, we recorded losses of $(142,900) and $(102,000), respectively, from our investment in Tomsten (representing our pro-rata share of losses for the periods).

Impairment of Investment in Notes

During the second quarter of 2011, we recorded a $252,900 impairment charge for our investment in BridgeFunds notes.  (See Note 4 — “Investments”).

Interest Expense

Interest expense decreased to $26,900 for the second quarter of 2011 compared to $273,100 for the second quarter of 2010.  The decrease is due to lower corporate borrowings.

Interest and Other Income

During the second quarter of 2011, we had interest and other income of $13,900 compared to $103,000 of interest and other income in the second quarter of 2010.  Interest and other income during the second quarter of 2010 included interest accrued on the Company’s investment in BridgeFunds and realized gains on sales of marketable securities that did not recur during the second quarter of 2011.  (See Note 4 — “Investments”).

Income Taxes

The provision for income taxes was calculated at an effective rate of 40.1% and 40.5% for the first six months of 2011 and 2010, respectively.  The lower effective rate in the second quarter of 2011 compared to 2010 is primarily due to tax benefits from stock option exercises.

Comparison of Six Months Ended June 25, 2011 to Six Months Ended June 26, 2010

Revenue

Revenues for the first six months of 2011 totaled $26.3 million compared to $19.7 million for the comparable period in 2010.

Royalties and Franchise Fees

Royalties increased to $13.9 million for the first six months of 2011 from $12.7 million for the first six months of 2010, a 9.0% increase.  The increase was due to higher Plato’s Closet and Once Upon A Child royalties of $855,000 and $318,400, respectively.  The increase in royalties for these brands is primarily due to higher franchisee retail sales in these brands as well as having 28 additional Plato’s Closet franchises in the first six months of 2011 compared to the same period last year.

Franchise fees decreased to $320,000 for the first six months of 2011 compared to $528,500 for the first six months of 2010, primarily as a result of opening 12 fewer franchises in the 2011 period compared to the same period in 2010.

Leasing Income

Leasing income increased to $10,215,200 for the first six months of 2011 compared to $4,870,700 in the same period in 2010.  The increase is due to a higher level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports buying group, or through our Computer Support Center (together, “Direct Franchisee Sales”).  Direct Franchisee Sales increased 27.7% to $1,334,400 for the first six months of 2011 from $1,045,200 for the same period last year.  The increase is primarily due to an increase in technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold increased 28.8 % to $1,277,100 for the first six months of 2011 from $991,200 for the same period last year.  The increase was primarily due to an increase in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first six months of 2011 and 2010 was 95.7% and 94.8%, respectively.

Leasing Expense

Leasing expense increased to $3,858,900 for the first six months of 2011 compared to $986,600 for the first six months of 2010.  The increase is primarily due to an increase in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was $21,300 for the first six months of 2011 compared to $11,900 for the first six months of 2010.  Provision levels for the periods presented were impacted by net write-offs as well as a lower level of delinquencies, primarily in the small-ticket financing business portion of our leasing segment.  During the first six months of 2011, we had total net write-offs of $83,600 compared to $204,900 in the first six months of 2010.

Selling, General and Administrative

Selling, general and administrative expenses increased 1.5% to $9,876,300 in the first six months of 2011 from $9,733,100 in 2010. The increase is primarily due to an increase in sales-related compensation expense.

Loss from Equity Investments

During the first six months of 2011 and 2010, we recorded losses of $(219,900) and $(122,200), respectively, from our investment in Tomsten (representing our pro-rata share of losses for the periods).

Impairment of Investment in Notes

During the second quarter of 2011, we recorded a $252,900 impairment charge for our investment in BridgeFunds notes.  (See Note 4 — “Investments”).

Interest Expense

Interest expense decreased to $58,000 for the first six months of 2011 compared to $561,300 for the first six months of 2010.  The decrease is due to lower corporate borrowings.

Interest and Other Income

During the first six months of 2011, we had interest and other income of $31,100 compared to $280,700 of interest and other income in the first six months of 2010.  Interest and other income during the first six months of 2010 included interest accrued on the Company’s investment in BridgeFunds and realized gains on sales of marketable securities that did not recur during the first six months of 2011.  (See Note 4 — “Investments”).

Income Taxes

The provision for income taxes was calculated at an effective rate of 40.5% and 40.5% for the first six months of 2011 and 2010, respectively.

Segment Comparison of Three Months Ended June 25, 2011 to Three Months Ended June 26, 2010

Franchising segment operating income

The franchising segment’s operating income for the second quarter of 2011 increased by $310,300, or 9.1%, to $3.7 million from $3.4 million for the second quarter of 2010.  The increase in segment contribution was primarily due to increased royalty revenue.

Leasing segment operating income

The leasing segment’s operating income for the second quarter of 2011 increased to $2,371,800 from $800,600 for the second quarter of 2010.  The increase in segment contribution was primarily due to an increase in leasing income net of leasing expenses.

Segment Comparison of Six Months Ended June 25, 2011 to Six Months Ended June 26, 2010

Franchising segment operating income

The franchising segment’s operating income for the first six months of 2011 increased by $676,100, or 10.0%, to $7.5 million from $6.8 million for the first six months of 2010.  The increase in segment contribution was primarily due to increased royalty revenue.

Leasing segment operating income

The leasing segment’s operating income for the first six months of 2011 increased to $3.8 million from $1.2 million during the first six months of 2010.  The increase in segment contribution was primarily due to an increase in leasing income net of leasing expense.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the consolidated statement of operations that affect our liquidity include non-cash items for depreciation, compensation expense related to stock options and loss from equity investments.  The most significant component of the consolidated balance sheet that affects liquidity is investments.  Investments include $4.5 million of illiquid investments in two private companies: Tomsten, Inc. and BridgeFunds, LLC (see Note 4 — “Investments”).

We ended the second quarter of 2011 with $1.0 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 1.6 to 1.0 compared to $10.6 million in cash and cash equivalents and a current ratio of 1.5 to 1.0 at the end of the second quarter of 2010.

Operating activities provided $11.3 million of cash during the first six months of 2011 compared to $6.6 million during the same period last year.  Cash provided by operating assets and liabilities include an increase in income taxes payable of $1.7 million, primarily due to tax depreciation on lease equipment purchases.  Accounts payable provided cash of $0.8 million, primarily due to an increase in amounts owed for lease equipment purchases.

Investing activities used $1.0 million of cash during the first six months of 2011 compared to $2.3 million provided during the same period of 2010.  The 2011 activities consisted primarily of the purchase of equipment for lease customers of $10.9 million, collections on lease receivables of $10.9 million and an additional $1.0 million investment in Tomsten.

Financing activities used $11.5 million of cash during the first six months of 2011 compared to $7.8 million used during the same period of 2010.  The 2011 activities consisted primarily of net proceeds and tax benefits from exercises of stock options of $0.9 million, net payments on our line of credit of $8.8 million, $3.3 million used to purchase 94,099 shares of our common stock and $0.2 million for the payment of dividends.

As of June 25, 2011, we had no off balance sheet arrangements.

As of June 25, 2011, our borrowing availability under our credit agreement with The PrivateBank and Trust Company and Harris, N.A. (the “Line of Credit”) was $30.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were no borrowings outstanding at June 25, 2011 under the Line of Credit, leaving the entire Line of Credit available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of June 25, 2011, we were in compliance with all of our financial covenants.

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

We believe that the combination of our cash on hand, the cash generated from our franchising business, cash generated from discounting sources and our Line of Credit will be adequate to fund our planned operations through 2012.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first six months of 2011, the Company collected $60,200 more than it estimated at December 25, 2010.  As of June 25, 2011, the Company’s royalty receivable was $1,090,300.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet.  As of June 25, 2011, deferred franchise fees were $1,132,200.

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

For leases that are accounted for as operating leases, income is recognized on a straight-line basis when payments under the lease contract are due.

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

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial markets risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At June 25, 2011, the Company had available a $30.0 million line of credit with the PrivateBank and Trust Company and Harris, N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (less than three months) or the bank’s index rate for borrowings one year or greater.  The Company had no debt outstanding at June 25, 2011 under this line of credit. The Company’s earnings would be affected by changes in these short-term interest rates only in the event that it were to borrow amounts under this facility.  With the Company’s borrowings at June 25, 2011, a one percent increase in short-term rates would have no impact on pretax earnings.  The Company had no interest rate derivatives in place at June 25, 2011.

None of the Company’s cash and cash equivalents at June 25, 2011 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Although the Company conducts business in foreign countries, international operations are not material to its consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to the Company’s results of operations for the six months ended June 25, 2011.  Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on its future costs or on future cash flows it would receive from its foreign activity.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan

March 27, 2011 to April 30, 2011	2,566	$39.97	2,566	520,317
May 1, 2011 to May 28, 2011	3,438	38.53	3,438	516,879
May 29, 2011 to June 25, 2011	15,612	37.10	15,612	501,267

(1)                                 The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 5,000,000 shares, of which 501,267 may still be repurchased.

ITEM 3:  Defaults Upon Senior Securities

None.

ITEM 4:  Reserved

ITEM 5:  Other Information

All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

ITEM 6:   Exhibits

3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)

3.2	By-laws, as amended and restated to date (Exhibit 3.2)(2)

10.1	Second Amendment to Modification Agreement by and between Winmark Corporation and BridgeFunds, LLC dated July 22, 2011.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended June 25, 2011, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Cash Flows, and (iv) Notes to Consolidated Condensed Financial Statements tagged as blocks of text.+

*	Filed Herewith

+

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date: July 25, 2011	By:	/s/ John L. Morgan
John L. Morgan
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date: July 25, 2011	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED JUNE 25, 2011

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)

3.2	By-laws, as amended and restated to date (Exhibit 3.2)(2)

10.1	Second Amendment to Modification Agreement by and between Winmark Corporation and BridgeFunds, LLC dated July 22, 2011.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended June 25, 2011, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Cash Flows, and (iv) Notes to Consolidated Condensed Financial Statements tagged as blocks of text.+

*	Filed Herewith

+

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.