Form 10-Q
period 2011-09-24
WINMARK CORP
filed 2011-10-21
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2011

or

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

Common stock, no par value, 4,972,081 shares outstanding as of October 14, 2011.

WINMARK CORPORATION AND SUBSIDIARIES

PART I.                 FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 24, 2011	December 25, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$3,896,500	$2,257,100
Marketable securities	331,000	161,000
Receivables, less allowance for doubtful accounts of $17,200 and $17,000	1,330,300	1,841,300
Net investment in leases - current	13,010,300	13,856,700
Income tax receivable	—	294,700
Inventories	68,000	85,900
Prepaid expenses	508,900	382,600
Total current assets	19,145,000	18,879,300
Net investment in leases - long-term	17,168,800	16,802,500
Long-term investments, less allowance for losses of $546,100 and $0	4,225,600	3,973,800
Property and equipment, net	1,562,500	1,785,900
Other assets	677,500	680,500
	$42,779,400	$42,122,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$—	$8,800,000
Accounts payable	1,689,200	1,274,200
Income tax payable	2,263,300	—
Accrued liabilities	1,992,400	1,513,600
Discounted lease rentals	74,900	530,400
Rents received in advance	263,800	291,800
Deferred revenue	1,149,000	1,041,700
Deferred income taxes	1,832,500	1,832,500
Total current liabilities	9,265,100	15,284,200
Long-Term Liabilities:
Discounted lease rentals	2,400	26,500
Rents received in advance	421,400	696,900
Deferred revenue	830,500	767,600
Other liabilities	1,250,700	1,678,000
Deferred income taxes	655,800	655,800
Total long-term liabilities	3,160,800	3,824,800
Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 4,972,081 and 5,020,739 shares issued and outstanding	—	513,700
Accumulated other comprehensive loss	(72,600)	—
Retained earnings	30,426,100	22,499,300
Total shareholders’ equity	30,353,500	23,013,000
	$42,779,400	$42,122,000

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
REVENUE:
Royalties	$8,046,400	$7,030,000	$21,918,500	$19,761,800
Leasing income	2,369,300	2,419,600	12,584,500	7,290,300
Merchandise sales	664,300	964,000	1,998,700	2,009,200
Franchise fees	516,200	357,100	836,200	885,600
Other	177,300	236,600	765,300	782,300
Total revenue	11,773,500	11,007,300	38,103,200	30,729,200
COST OF MERCHANDISE SOLD	631,400	920,600	1,908,500	1,911,800
LEASING EXPENSE	290,400	387,600	4,149,300	1,374,200
PROVISION FOR CREDIT LOSSES	(13,100)	130,500	8,200	142,400
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,219,100	4,360,200	14,095,400	14,093,300
Income from operations	6,645,700	5,208,400	17,941,800	13,207,500
LOSS FROM EQUITY INVESTMENTS	(224,700)	(200,200)	(444,600)	(322,400)
IMPAIRMENT OF INVESTMENT IN NOTES	(293,200)	—	(546,100)	—
INTEREST EXPENSE	(26,200)	(363,900)	(84,200)	(925,200)
INTEREST AND OTHER INCOME (EXPENSE)	(9,000)	96,100	22,100	376,800
Income before income taxes	6,092,600	4,740,400	16,889,000	12,336,700
PROVISION FOR INCOME TAXES	(2,609,100)	(2,050,400)	(6,979,000)	(5,126,900)
NET INCOME	$3,483,500	$2,690,000	$9,910,000	$7,209,800
EARNINGS PER SHARE – BASIC	$.70	$.54	$1.99	$1.43
EARNINGS PER SHARE – DILUTED	$.66	$.51	$1.89	$1.39
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	4,970,046	5,011,862	4,980,160	5,055,405
WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	5,263,343	5,224,580	5,239,424	5,203,628

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 24, 2011	September 25, 2010
OPERATING ACTIVITIES:
Net income	$9,910,000	$7,209,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	361,600	352,100
Provision for credit losses	8,200	142,400
Compensation expense related to stock options	552,800	538,500
Loss (gain) on sale of marketable securities	600	(91,600)
Loss from equity investments	444,600	322,400
Impairment of investment in notes	546,100	—
Deferred initial direct costs	(269,000)	(301,200)
Amortization of deferred initial direct costs	440,800	570,700
Change in operating assets and liabilities:
Receivables	303,500	(235,700)
Income tax receivable / payable	2,605,000	(1,148,800)
Inventories	17,900	15,800
Prepaid expenses	(126,300)	(101,200)
Accounts payable	415,000	(57,200)
Accrued and other liabilities	51,500	305,500
Rents received in advance and security deposits	25,800	279,900
Other assets	(14,500)	—
Deferred revenue	152,700	(30,500)
Net cash provided by operating activities	15,426,300	7,770,900
INVESTING ACTIVITIES:
Purchase of long-term investments	(1,000,000)	—
Proceeds from sale of marketable securities	161,300	1,440,200
Purchase of marketable securities	(451,500)	(565,100)
Purchases of property and equipment	(138,200)	(176,300)
Purchase of equipment for lease contracts	(15,578,600)	(12,557,800)
Principal collections on lease receivables	15,069,800	15,191,500
Net cash provided by (used for) investing activities	(1,937,200)	3,332,500
FINANCING ACTIVITIES:
Proceeds from line of credit	3,000,000	19,300,000
Payments on line of credit	(11,800,000)	(13,182,000)
Proceeds from issuance of subordinated notes	—	146,800
Payments on subordinated notes	—	(21,372,400)
Repurchases of common stock	(3,527,200)	(3,930,100)
Proceeds from exercises of stock options	738,300	670,800
Dividends paid	(398,400)	(201,000)
Proceeds from discounted lease rentals	—	74,600
Tax benefits on exercised stock options	137,600	68,500
Net cash used for financing activities	(11,849,700)	(18,424,800)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,639,400	(7,321,400)
Cash and cash equivalents, beginning of period	2,257,100	9,490,800
Cash and cash equivalents, end of period	$3,896,500	$2,169,400
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$142,600	$2,159,900
Cash paid for income taxes	$4,085,000	$6,325,600

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

Revenues and operating results for the nine months ended September 24, 2011 are not necessarily indicative of the results to be expected for the full year.

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

4.     Investments:

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities:

	September 24, 2011		December 25, 2010
	Cost	Fair Value	Cost	Fair Value
Equity securities	$450,600	$331,000	$161,000	$161,000

The Company’s unrealized losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive loss are as follows:

	September 24, 2011	December 25, 2010
Unrealized gains	$—	$—
Unrealized losses	(119,600)	—
Net unrealized losses	$(119,600)	$—

The Company’s realized gains recognized on sales of available-for-sale marketable securities are as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Realized gains	$—	$15,800	$—	$91,600
Realized losses	—	—	(600)	—
Net realized gains/(losses)	$—	$15,800	$(600)	$91,600

Amounts reclassified out of accumulated other comprehensive loss into earnings is determined by using the average cost of the security when sold.

Other Long-Term Investments

The Company has an investment in Tomsten, Inc. (“Tomsten”), the parent company of “Archiver’s” retail chain.  The Company has invested a total of $8.5 million in the purchase of common stock of Tomsten (including $1.0 million invested in June 2011 pursuant to a Rights Offering by Tomsten).  The Company’s investment currently represents 22.0% of the outstanding common stock of Tomsten (which represents an increase from 18.3% prior to the Company’s participation in the Rights Offering in June 2011.)   As of September 24, 2011, $0.3 million of the Company’s investment, with a current carrying amount of $2.6 million, is attributable to goodwill.  The amount of goodwill was determined by calculating the difference between the Company’s net investment in Tomsten less its pro rata share of Tomsten’s net worth.  The Company also provides management services to Tomsten.

The Company has a $2.0 million investment in senior subordinated promissory notes with warrants in BridgeFunds Limited (“BridgeFunds”).  Monthly prepayment of the principal of such notes in an amount equal to Available Cash Flow (as defined within the agreements governing the notes) is required.  In July 2011, the Company entered into an amendment to the agreement governing the notes whereby the maturity date of all of the outstanding notes was changed to June 30, 2012.  During the nine months ended September 24, 2011, the Company received $28,200 in payments of interest and did not receive any payments of principal on the notes.  The Company stopped accruing interest on this investment as of September 30, 2010.  In evaluating this investment for impairment during the nine months ended September 24, 2011, the Company determined that its present value of expected future cash flows, discounted at the effective interest rate on the notes of 15%, is less than the recorded investment in the notes.  In developing its estimate of expected future cash flows, the Company used certain information obtained from BridgeFunds concerning existing liabilities, claimant cases outstanding and historic default rates on claimant advances, and made certain assumptions regarding the timing of case settlements, the payment of future liabilities and future default rates.  The Company recognized a $252,900 impairment charge and established a corresponding valuation allowance in the second quarter of 2011.  The Company recognized an additional $293,200 charge to increase the valuation allowance in the third quarter of 2011, primarily as a result of a decrease in the BridgeFunds portfolio of receivables with no improvement in portfolio performance.  As of September 24, 2011, the $1.7 million net investment balance inclusive of $0.2 million of related interest receivable is classified as long-term based on expected payments from Available Cash Flow.

5.             Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	September 24, 2011	December 25, 2010
Direct financing and sales-type leases:
Minimum lease payments receivable	$27,300,600	$30,244,700
Estimated residual value of equipment	2,774,300	3,449,400
Unearned lease income net of initial direct costs deferred	(3,887,700)	(4,925,200)
Security deposits	(2,374,100)	(2,044,900)
Equipment installed on leases not yet commenced	6,549,800	4,806,000
Total investment in direct financing and sales-type leases	30,362,900	31,530,000
Allowance for credit losses	(876,400)	(907,800)
Net investment in direct financing and sales-type leases	29,486,500	30,622,200

Operating leases:
Operating lease assets	1,118,400	520,200
Less accumulated depreciation and amortization	(425,800)	(483,200)
Net investment in operating leases	692,600	37,000

Total net investment in leasing operations	$30,179,100	$30,659,200

As of September 24, 2011, the $30.2 million total net investment in leases consists of $13.0 million classified as current and $17.2  million classified as long-term.  As of December 25, 2010, the $30.7 million total net investment in leases consists of $13.9 million classified as current and $16.8 million classified as long-term.

As of September 24, 2011, leased assets with one customer approximated 13% of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2011 and the full fiscal years thereafter as of September 24, 2011:

	Direct Financing and Sales-Type Leases:		Operating Leases:
	Minimum Lease Payments Receivable	Income Amortization	Minimum Lease Payments Receivable
2011	$4,710,300	$883,200	$235,300
2012	13,095,300	2,035,000	1,424,400
2013	5,482,600	669,700	1,444,900
2014	2,305,100	210,900	120,400
2015	1,208,400	82,900	—
Thereafter	498,900	6,000	—
	$27,300,600	$3,887,700	$3,225,000

The activity in the allowance for credit losses for leasing operations during the first nine months of 2011 and 2010, respectively, is as follows:

	September 24, 2011	September 25, 2010
Balance at beginning of period	$907,800	$1,339,400
Provisions charged to expense	8,200	142,400
Recoveries	248,500	350,200
Deductions for amounts written-off	(288,100)	(832,900)
Balance at end of period	$876,400	$999,100

The Company’s investment in direct financing and sales-type leases (“investment in leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	September 24, 2011		December 25, 2010
	Investment In Leases	Allowance for Credit Losses	Investment In Leases	Allowance for Credit Losses
Collectively evaluated for loss potential	$30,362,900	$876,400	$31,530,000	$907,800
Individually evaluated for loss potential	—	—	—	—
Total	$30,362,900	$876,400	$31,530,000	$907,800

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

	September 24, 2011
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$25,800,700	$30,200	$—	$—	$25,830,900
Small-Ticket	4,494,400	10,100	—	27,500	4,532,000
Total Investment in Leases	$30,295,100	$40,300	$—	$27,500	$30,362,900

	December 25, 2010
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$23,474,400	$—	$—	$—	$23,474,400
Small-Ticket	7,832,200	138,800	—	84,600	8,055,600
Total Investment in Leases	$31,306,600	$138,800	$—	$84,600	$31,530,000

6.  Accounting for Stock-Based Compensation:

The Company recognizes the cost of all share-based payments to employees, including grants of employee stock options, in the consolidated financial statements based on the grant date fair value of those awards.  This cost is recognized over the period for which an employee is required to provide service in exchange for the award.  Compensation expense of $552,800 and $538,500 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first nine months of 2011 and 2010, respectively.

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

In September 2011, the FASB amended its accounting guidance on testing goodwill for impairment by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary.  The amendments do not change the guidance for how goodwill is calculated or when goodwill is tested for impairment.  The amendments are effective for fiscal years beginning after December 15, 2011.  Adoption of this guidance will not have an impact on the consolidated results of the Company.

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

The dilutive effect of stock options equivalent to 293,297 shares and 212,718 shares for the three months and 259,264 shares and 148,223 shares for the nine months ended September 24, 2011 and September 25, 2010, respectively, were used in the calculation of Earnings Per Share - Diluted.  Options totaling 2,614 and 10,730 shares for the three months and 10,640 shares and 21,858 shares for the nine months ended September 24, 2011 and September 25, 2010, respectively, were outstanding but were not included in the calculation of Earnings Per Share — Diluted because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be anti-dilutive.

9.     Shareholders’ Equity:

Repurchase of Common Stock

In the first nine months of 2011, the Company repurchased 99,494 shares for an aggregate purchase price of $3,527,200 or $35.45 per share.  These repurchase transactions reduced the dollar amount of common stock on the balance sheet to zero, with the remainder recorded to retained earnings.  Since inception of stock repurchase activities in November 1995 through September 24, 2011, the Company has repurchased 4,504,128 shares of its stock at an average price of $15.15 per share. Under the board of directors’ authorization, as of September 24, 2011, the Company has the ability to repurchase an additional 495,872 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

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

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan as of September 24, 2011 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 25, 2010	644,220	$20.45	6.82	$7,571,000
Granted	46,500	37.76
Exercised	(53,044)	15.86
Outstanding at September 24, 2011	637,676	$22.10	6.53	$16,542,700

Exercisable at September 24, 2011	371,254	$18.87	5.35	$10,552,600

All unexercised options at September 24, 2011 have an exercise price equal to the fair market value on the date of the grant.

As of September 24, 2011, the Company had $1,565,300 of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average period of approximately 2.2 years.

10.  Long-term Debt:

As of September 24, 2011, there were no borrowings outstanding under the Company’s Line of Credit with the PrivateBank and Trust Company and Harris, N.A.

The Line of Credit, which provides for an aggregate commitment of $30.0 million subject to certain borrowing base limitations, was used to complete the redemption of the Renewal Unsecured Subordinated Notes (as indicated below) and has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of September 24, 2011, the Company was in compliance with all of its financial covenants.

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

The Company made interest payments of $1,126,500 on the renewable unsecured subordinated notes during the first nine months of 2010.

11.  Discounted Lease Rentals

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 5.55% at September 24, 2011 on a non-recourse basis.

12.  Segment Reporting:

The Company currently has two reportable business segments, franchising and leasing.  The franchising segment franchises value-oriented retail store concepts that buy, sell, trade and consign merchandise.  The leasing segment includes (i) Winmark Capital Corporation, a middle-market equipment leasing business and (ii) Wirth Business Credit, Inc., a small ticket financing business.  Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses. The Company’s internal management reporting is the basis for the information disclosed for its business segments and includes allocation of shared-service costs.  Segment assets are those that are directly used in or identified with segment operations, including cash, accounts receivable, prepaids, inventory, property and equipment and investment in leasing operations. Unallocated assets include corporate cash and cash equivalents, marketable securities, current and long-term investments, deferred tax amounts and other corporate assets.  Inter-segment balances and transactions have been eliminated.  The following tables summarize financial information by segment and provide a reconciliation of segment contribution to income from operations:

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Revenue:
Franchising	$9,400,700	$8,567,700	$25,475,200	$23,378,900
Leasing	2,372,800	2,439,600	12,628,000	7,350,300
Total revenue	$11,773,500	$11,007,300	$38,103,200	$30,729,200

Reconciliation to income from operations:
Franchising segment contribution	$5,637,400	$4,489,100	$13,090,500	$11,266,100
Leasing segment contribution	1,008,300	719,300	4,851,300	1,941,400
Total income from operations	$6,645,700	$5,208,400	$17,941,800	$13,207,500

Depreciation and amortization:
Leasing	$3,600	$3,300	$10,700	$10,600
Allocated	115,300	110,800	350,900	341,500
Total depreciation and amortization	$118,900	$114,100	$361,600	$352,100

	As of
	September 24, 2011	December 25, 2010
Identifiable assets:
Franchising	$4,028,700	$2,788,000
Leasing	32,329,200	32,962,300
Unallocated	6,421,500	6,371,700
Total	$42,779,400	$42,122,000

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of September 24, 2011, we had 923 franchises operating under the Plato’s Closet, Play It Again Sports, Once Upon A Child and Music Go Round brands and had a leasing portfolio of $30.2 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most profitable source of franchising revenue is royalties received from our franchise partners.  During the first nine months of 2011, our royalties increased $2.2 million or 10.9% compared to the first nine months of 2010.

During the first nine months of 2011, we purchased $15.6 million in equipment for lease customers compared to $12.6 million in the first nine months of 2010.  Overall, our leasing portfolio (net investment in leases — current and long-term) decreased to $30.2 million at September 24, 2011 from $30.7 million at December 25, 2010.  Leasing income net of leasing expense during the first nine months of 2011 was $8.4 million compared to $5.9 million in the same period last year.  Fluctuations in period-to-period leasing income and leasing expense result primarily from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the purchases of equipment for lease customers and the medium- to long-term trend in the size of the leasing portfolio.  Our earnings are also impacted by credit losses.  During the first nine months of 2011, our provision for credit losses decreased to $8,200 from $142,400 in the first nine months of 2010.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first nine months of 2011, selling, general and administrative expense was comparable to the first nine months of 2010.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals. The following is a summary of our franchising activity for the first nine months ended September 24, 2011:

					NINE MONTHS ENDING 9/24/11
	TOTAL 12/25/10	OPENED	CLOSED	TOTAL 9/24/11	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Play It Again Sports Franchises - US and Canada	328	5	(9)	324	45	44
Plato’s Closet Franchises - US and Canada	301	20	(1)	320	17	17
Once Upon A Child Franchises - US and Canada	241	8	(4)	245	6	6
Music Go Round Franchises - US	33	1	(0)	34	0	0
Total Franchised Stores	903	34	(14)	923	68	67
Wirth Business Credit Territories — US(1)	15	0	(15)	0	0	0
Total Franchises/Territories	918	34	(29)	923	68	67

(1)           During the first quarter of 2011, the franchise agreements for the 15 Wirth Business Credit territories were terminated for various reasons.

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the first nine months of 2011, we renewed 67 of the 68 franchise agreements available for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Revenue:
Royalties	68.4%	63.9%	57.5%	64.3%
Leasing income	20.1	22.0	33.0	23.7
Merchandise sales	5.6	8.8	5.3	6.5
Franchise fees	4.4	3.2	2.2	2.9
Other	1.5	2.1	2.0	2.6
Total revenues	100.0	100.0	100.0	100.0

Cost of merchandise sold	(5.4)	(8.4)	(5.0)	(6.2)
Leasing expense	(2.5)	(3.5)	(10.9)	(4.5)
Provision for credit losses	0.1	(1.2)	—	(0.4)
Selling, general and administrative expenses	(35.8)	(39.6)	(37.0)	(45.9)
Income from operations	56.4	47.3	47.1	43.0
Loss from equity investments	(1.9)	(1.8)	(1.2)	(1.1)
Impairment of investment in notes	(2.5)	—	(1.4)	—
Interest expense	(0.2)	(3.3)	(0.2)	(3.0)
Interest and other income (expense)	(0.1)	0.8	—	1.2
Income before income taxes	51.7	43.0	44.3	40.1
Provision for income taxes	(22.1)	(18.6)	(18.3)	(16.7)
Net income	29.6%	24.4%	26.0%	23.4%

Comparison of Three Months Ended September 24, 2011 to Three Months Ended September 25, 2010

Revenue

Revenues for the quarter ended September 24, 2011 totaled $11.8 million compared to $11.0 million for the comparable period in 2010.

Royalties and Franchise Fees

Royalties increased to $8.0 million for the third quarter of 2011 from $7.0 million for the third quarter of 2010, a 14.5% increase.  The increase was due to higher Plato’s Closet and Once Upon A Child royalties of $683,600 and $340,100, respectively.  The increase in royalties for Plato’s Closet and Once Upon A Child is primarily due to higher franchisee retail sales in these brands as well as having 29 additional Plato’s Closet franchises in the third quarter of 2011 compared to the same period last year.

Franchise fees increased to $516,200 for the third quarter of 2011 compared to $357,100 for the third quarter of 2010, primarily as a result of opening eight more franchises in the 2011 period compared to the same period in 2010.

Leasing Income

Leasing income of $2.4 million for the third quarter of 2011 was comparable to $2.4 million for the same period in 2010.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports buying group, or through our Computer Support Center (together, “Direct Franchisee Sales”).  Direct Franchisee Sales decreased to $664,300 for the third quarter 2011 from $964,000 in the same period of 2010.  The decrease is primarily due to a decrease in franchisee purchases through the buying group.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold decreased to $631,500 for the third quarter of 2011 from $920,600 in the same period of 2010.  The decrease was primarily due to a decrease in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the third quarter of 2011 and 2010 was 95.1% and 95.5%, respectively.

Leasing Expense

Leasing expense decreased to $290,400 for the third quarter of 2011 compared to $387,600 for the third quarter of 2010.  The decrease is due to lower borrowing costs in connection with the lease portfolio.

Provision for Credit Losses

Provision for credit losses was $(13,100) for the third quarter of 2011 compared to $130,500 for the third quarter of 2010.  Provision levels for the periods presented were impacted by net recoveries/write-offs as well as a lower level of delinquencies, primarily in the small-ticket financing business portion of our leasing segment.  During the third quarter of 2011, we had total net recoveries of $44,100 compared to total net write-offs of $277,800 in the third quarter of 2010.

Selling, General and Administrative

Selling, general and administrative expenses decreased 3.2% to $4.2 million in the third quarter of 2011 from $4.4 million in the same period of 2010.  The decrease was primarily due to decreases in sales-related compensation expense and outside services.

Loss from Equity Investments

During the third quarter of 2011 and 2010, we recorded losses of $(224,700) and $(200,200), respectively, from our investment in Tomsten (representing our pro-rata share of losses for the periods).

Impairment of Investment in Notes

During the third quarter of 2011, we recorded a $293,200 impairment charge for our investment in BridgeFunds notes.  (See Note 4 — “Investments”).

Interest Expense

Interest expense decreased to $26,200 for the third quarter of 2011 compared to $363,900 for the third quarter of 2010.  The decrease is due to lower corporate borrowings.

Interest and Other Income (Expense)

During the third quarter of 2011, we had interest and other income (expense) of $(9,000) compared to $96,100 of interest and other income in the third quarter of 2010.  Interest and other income during the third quarter of 2010 included interest accrued on the Company’s investment in BridgeFunds and realized gains on sales of marketable securities that did not recur during the third quarter of 2011.  (See Note 4 — “Investments”).

Income Taxes

The provision for income taxes was calculated at an effective rate of 42.8% and 43.3% for the third quarter of 2011 and 2010, respectively.

Comparison of Nine Months Ended September 24, 2011 to Nine Months Ended September 25, 2010

Revenue

Revenues for the first nine months of 2011 totaled $38.1 million compared to $30.7 million for the comparable period in 2010.

Royalties and Franchise Fees

Royalties increased to $21.9 million for the first nine months of 2011 from $19.8 million for the first nine months of 2010, a 10.9% increase.  The increase was due to higher Plato’s Closet and Once Upon A Child royalties of $1,538,600 and $658,500, respectively.  The increase in royalties for these brands is primarily due to higher franchisee retail sales in these brands as well as having 29 additional Plato’s Closet franchises in the first nine months of 2011 compared to the same period last year.

Franchise fees decreased to $836,200 for the first nine months of 2011 compared to $885,600 for the first nine months of 2010, primarily as a result of opening four fewer franchises in the 2011 period compared to the same period in 2010.

Leasing Income

Leasing income increased to $12.6 million for the first nine months of 2011 compared to $7.3 million in the same period in 2010.  The increase is due to a higher level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports buying group, or through our Computer Support Center (together, “Direct Franchisee Sales”).  Direct Franchisee Sales of $2.0 million for the first nine months of 2011 was comparable to $2.0 million for the same period last year.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold of $1.9 million for the first nine months of 2011 was comparable to $1.9 million for the same period last year.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first nine months of 2011 and 2010 was 95.5% and 95.2%, respectively.

Leasing Expense

Leasing expense increased to $4.1 million for the first nine months of 2011 compared to $1.4 million for the first nine months of 2010.  The increase is primarily due to an increase in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was $8,200 for the first nine months of 2011 compared to $142,400 for the first nine months of 2010.  Provision levels for the periods presented were impacted by net write-offs as well as a lower level of delinquencies, primarily in the small-ticket financing business portion of our leasing segment.  During the first nine months of 2011, we had total net write-offs of $39,600 compared to $482,700 in the first nine months of 2010.

Selling, General and Administrative

Selling, general and administrative expense of $14.1 million in the first nine months of 2011 was comparable to $14.1 million in the first nine months of 2010.

Loss from Equity Investments

During the first nine months of 2011 and 2010, we recorded losses of $(444,600) and $(322,400), respectively, from our investment in Tomsten (representing our pro-rata share of losses for the periods).

Impairment of Investment in Notes

During the first nine months of 2011, we recorded $546,100 in impairments charge for our investment in BridgeFunds notes.  (See Note 4 — “Investments”).

Interest Expense

Interest expense decreased to $84,200 for the first nine months of 2011 compared to $925,200 for the first nine months of 2010.  The decrease is due to lower corporate borrowings.

Interest and Other Income

During the first nine months of 2011, we had interest and other income of $22,100 compared to $376,800 of interest and other income in the first nine months of 2010.  Interest and other income during the first nine months of 2010 included interest accrued on the Company’s investment in BridgeFunds and realized gains on sales of marketable securities that did not recur during the first nine months of 2011.  (See Note 4 — “Investments”).

Income Taxes

The provision for income taxes was calculated at an effective rate of 41.3% and 41.6% for the first nine months of 2011 and 2010, respectively.

Segment Comparison of Three Months Ended September 24, 2011 to Three Months Ended September 25, 2010

Franchising Segment Operating Income

The franchising segment’s operating income for the third quarter of 2011 increased by $1.1 million, or 25.6%, to $5.6 million from $4.5 million for the third quarter of 2010.  The increase in segment contribution was primarily due to increased royalty revenue.

Leasing Segment Operating Income

The leasing segment’s operating income for the third quarter of 2011 increased to $1,008,300 from $719,300 for the third quarter of 2010.  The increase in segment contribution was primarily due to a decrease in provision for credit losses and a decrease in selling, general and administrative expenses.

Segment Comparison of Nine Months Ended September 24, 2011 to Nine Months Ended September 25, 2010

Franchising Segment Operating Income

The franchising segment’s operating income for the first nine months of 2011 increased by $1.8 million, or 16.2%, to $13.1 million from $11.3 million for the first nine months of 2010.  The increase in segment contribution was primarily due to increased royalty revenue.

Leasing Segment Operating Income

The leasing segment’s operating income for the first nine months of 2011 increased to $4.9 million from $1.9 million during the first nine months of 2010.  The increase in segment contribution was primarily due to an increase in leasing income net of leasing expense.

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

We ended the third quarter of 2011 with $3.9 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 2.1 to 1.0 compared to $2.2 million in cash and cash equivalents and a current ratio of 1.1 to 1.0 at the end of the third quarter of 2010.

Operating activities provided $15.4 million of cash during the first nine months of 2011 compared to $7.8 million during the same period last year.  Cash provided by operating assets and liabilities include an increase in income taxes payable of $2.6 million, primarily due to tax depreciation on lease equipment purchases.

Investing activities used $1.9 million of cash during the first nine months of 2011 compared to $3.3 million provided during the same period of 2010.  The 2011 activities consisted primarily of the purchase of equipment for lease customers of $15.6 million, collections on lease receivables of $15.1 million and an additional $1.0 million investment in Tomsten.

Financing activities used $11.8 million of cash during the first nine months of 2011 compared to $18.4 million used during the same period of 2010.  The 2011 activities consisted primarily of net proceeds and tax benefits from exercises of stock options of $0.9 million, net payments on our line of credit of $8.8 million, $3.5 million used to purchase 99,494 shares of our common stock and $0.4 million for the payment of dividends.

As of September 24, 2011, we had no off balance sheet arrangements.

As of September 24, 2011, our borrowing availability under our credit agreement with The PrivateBank and Trust Company and Harris, N.A. (the “Line of Credit”) was $30.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were no borrowings outstanding at September 24, 2011 under the Line of Credit, leaving the entire Line of Credit available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of September 24, 2011, we were in compliance with all of our financial covenants.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first nine months of 2011, the Company collected $61,100 more than it estimated at December 25, 2010.  As of September 24, 2011, the Company’s royalty receivable was $1,024,200.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet.  As of September 24, 2011, deferred franchise fees were $876,000.

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

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial markets risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At September 24, 2011, the Company had available a $30.0 million line of credit with the PrivateBank and Trust Company and Harris, N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (less than three months) or the bank’s index rate for borrowings one year or greater.  The Company had no debt outstanding at September 24, 2011 under this line of credit. The Company’s earnings would be affected by changes in these short-term interest rates only in the event that it were to borrow amounts under this facility.  With the Company’s borrowings at September 24, 2011, a one percent increase in short-term rates would have no impact on pretax earnings.  The Company had no interest rate derivatives in place at September 24, 2011.

None of the Company’s cash and cash equivalents at September 24, 2011 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Although the Company conducts business in foreign countries, international operations are not material to its consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to the Company’s results of operations for the nine months ended September 24, 2011.  Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on its future costs or on future cash flows it would receive from its foreign activity.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan

June 26, 2011 to July 30, 2011	5,395	$39.60	5,395	495,872
July 31, 2011 to August 27, 2011	—	—	—	—
August 28, 2011 to September 24, 2011	—	—	—	—

(1)           The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 5,000,000 shares, of which 495,872 may still be repurchased.

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

31.1         Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2         Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1         Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2         Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101          Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended September 24, 2011, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Cash Flows, and (iv) Notes to Consolidated Condensed Financial Statements tagged as blocks of text.+

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

Date: October 21, 2011	By:	/s/ John L. Morgan
John L. Morgan Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: October 21, 2011	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 24, 2011

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended September 24, 2011, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Cash Flows, and (iv) Notes to Consolidated Condensed Financial Statements tagged as blocks of text.+

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