Form 10-K
period 2011-12-31
WINMARK CORP
filed 2012-03-15
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011,

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $54,996,087.

Shares of no par value Common Stock outstanding as of March 5, 2012: 5,075,954 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 25, 2012 have been incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

WINMARK CORPORATION AND SUBSIDIARIES

PART I

ITEM 1: BUSINESS

Background

We are a franchisor of four value-oriented retail store concepts that buy, sell, trade and consign merchandise.  Each of our retail store brands emphasizes consumer value by offering high-quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers’ used goods that have been outgrown or are no longer used.  Our concepts also offer a limited amount of new merchandise to customers.

We operate a middle-market equipment leasing business through our wholly owned subsidiary, Winmark Capital Corporation.  Our middle-market leasing business serves large and medium-sized businesses and focuses on technology-based assets which typically cost more than $250,000.  The businesses we target generally have annual revenue of between $30 million and several billion dollars.  We generate middle-market equipment leases primarily through business alliances, equipment vendors and directly from customers.

We also operate a small-ticket financing business through our wholly owned subsidiary, Wirth Business Credit, Inc.  Our small-ticket financing business serves small businesses and focuses on assets which generally have a cost of $5,000 to $100,000.

The Company also provides management services to Tomsten, Inc. (d/b/a Archiver’s).  In connection with these services, John L. Morgan, our Chairman and Chief Executive Officer serves as Chairman and Chief Executive Officer of Tomsten, Inc.

Our significant assets are located within the United States, and we generate all revenues from United States operations other than franchising revenues from Canadian operations of approximately $2.5 million, $2.2 million and $1.8 million for 2011, 2010 and 2009, respectively.  For additional financial information, please see Item 6 — Selected Financial Data and Item 8 — Financial Statements and Supplementary Data.  We were incorporated in Minnesota in 1988.

Franchise Operations

Our four retail brands with their fiscal year 2011 system-wide sales, defined as estimated revenues generated by all franchise owned locations, are summarized as follows:

Plato’s Closet® - $299 million.

We began franchising the Plato’s Closet brand in 1999.  Plato’s Closet stores buy and sell used clothing and accessories geared toward the teenage and young adult market.  Customers have the opportunity to sell their used items to Plato’s Closet stores and to purchase quality used clothing and accessories at prices lower than new merchandise.  For the years ended 2011, 2010 and 2009, Plato’s Closet contributed royalties and franchise fees of $12.6 million, $10.3 million and $8.5 million, respectively.  As a percentage of consolidated revenues for 2011, 2010 and 2009, these amounts equaled 24.5%, 25.1% and 22.8% respectively.

Play It Again Sports® - $241 million.

We began franchising the Play It Again Sports brand in 1988.  Play It Again Sports stores buy, sell, trade and consign used and new sporting goods, equipment and accessories for a variety of athletic activities including team sports (baseball/softball, hockey, football, lacrosse, soccer), fitness, ski/snowboard and golf among others.  The stores offer a flexible mix of merchandise that is adjusted to adapt to seasonal and regional differences.  For the years ended 2011, 2010 and 2009, Play It Again Sports contributed royalties and franchise fees of $10.0 million, $9.7 million and $9.1 million, respectively.   As a percentage of consolidated revenues for 2011, 2010 and 2009, these amounts equaled 19.5%, 23.7% and 24.3%, respectively.

Once Upon A Child® - $195 million.

We began franchising the Once Upon A Child brand in 1993.  Once Upon A Child stores buy and sell used and, to a lesser extent, new children’s clothing, toys, furniture, equipment and accessories.  This brand primarily targets parents of children ages infant to 12 years.  These customers have the opportunity to sell their used children’s items to a Once Upon A Child store when outgrown and to purchase quality used children’s clothing, toys, furniture and equipment at prices lower than new merchandise.  For the years ended 2011, 2010 and 2009, Once Upon A Child contributed royalties and franchise fees of $8.1 million, $7.0 million and $6.4 million, respectively.  As a percentage of consolidated revenues for 2011, 2010 and 2009, these amounts equaled 15.8%, 17.0% and 17.1%, respectively.

Music Go Round® - $25 million.

We began franchising the Music Go Round brand in 1994.  Music Go Round stores buy, sell, trade and consign used and, to a lesser extent, new musical instruments, speakers, amplifiers, music-related electronics and related accessories.  For the years ended 2011, 2010 and 2009, Music Go Round contributed royalties and franchise fees of $0.8 million each year, respectively.  As a percentage of consolidated revenues for 2011, 2010 and 2009, these amounts equaled 1.5%, 1.9% and 2.0% respectively.

The following table presents a summary of our retail brands franchising activity for the fiscal year ended December 31, 2011:

	TOTAL 12/25/10	OPENED	CLOSED	TOTAL 12/31/11	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS	% RENEWED

Plato’s Closet Franchises - US and Canada	301	24	(1)	324	23	23	100%

Play It Again Sports Franchises - US and Canada	328	8	(11)	325	50	50	100%

Once Upon A Child Franchises - US and Canada	241	10	(4)	247	7	7	100%

Music Go Round Franchises - US	33	1	(0)	34	—	—	N/A

Total Franchised Stores	903	43	(16)	930	80	80	100%

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

We have developed value-oriented retail brands based on a mix of used and, to a lesser extent, new merchandise.  We franchise rights to franchisees who open franchised locations under such brands.  The key elements of our franchise strategy include:

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

At December 31, 2011, we had 44 signed retail franchise agreements that are expected to open in 2012.

We began franchising in Canada in 1991 and, as of December 31, 2011, had 65 franchised retail stores open in Canada.  The Canadian retail stores are operated by franchisees under agreements substantially similar to those used in the United States.

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

Purchasing

During training each franchisee is taught how to evaluate, purchase and price used goods.  In addition to purchasing used products from customers who bring merchandise to the store, the franchisee is also encouraged to develop sources for purchasing used merchandise in the community.  Franchisees typically do not repair or recondition used products, but rather, purchase quality used merchandise that may be put directly on display for resale on an ‘as is’ basis.  We have developed specialized computer point-of-sale systems for our brands that provide the franchisee with standardized pricing information to assist in the purchasing of used items.  Play It Again Sports, Once Upon A Child and Music Go Round also use buying guides to assist franchisees in pricing used items.

We provide centralized buying services, which on a limited basis include credit and billing for the Play It Again Sports franchisees.  Upon credit approval, Play It Again Sports franchisees may order through the buying group, in which case, product is shipped directly to the store by the vendor.  We are invoiced by the vendor, and in turn, we invoice the franchisee adding a 4% service fee to cover our costs of operating the buying group.  Our Play It Again Sports franchise system uses several major vendors including Horizon Fitness, Nautilus, Wilson Sporting Goods, Champro Sporting Goods, Easton-Bell Sports, RBK CCM Hockey and Bauer Hockey.  The loss of any of the above vendors would change the vendor mix, but not significantly change our products offered.  The amount of product being sold through the buying group is significantly lower than it has been in the past due to a greater number of franchisees having direct relationships with vendors.

To provide the franchisees of our Play It Again Sports, Once Upon A Child and Music Go Round systems a source of affordable new product, we have developed relationships with our significant vendors and negotiated prices for our franchisees to take advantage of the buying power a franchise system brings.

Our typical Once Upon A Child franchised store purchases approximately 30% of its new product from Graco, Million Dollar Baby, Dorel Juvenile Group and North Gates.  The loss of any of the above vendors would change the vendor mix, but not significantly change our products offered.

There are no significant vendors of new products to our typical Plato’s Closet franchised store as new product is an extremely low percentage of sales.

Retail Advertising and Marketing

We encourage our franchisees to implement a marketing program that includes one or more of the following: television, radio, point-of-purchase materials, in store signage and local store marketing programs as well as email marketing promotions, website promotions and participation in social media.  Through these mediums, we advertise that we buy items.  Franchisees of the respective retail brands are required to spend a minimum of 5% of their gross sales on approved advertising and marketing and are required to pay us an annual marketing fee.  Franchisees may be required to participate in regional cooperative advertising groups.

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

Winmark Business Solutions®

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

Each franchisee must execute our franchise agreement and pay an initial franchise fee.  At December 31, 2011, the franchise fee for all brands was $25,000 for an initial store in the U.S. and $25,000CAD for an initial store in Canada.  Once a franchisee opens its initial store, it can open additional stores, in any brand, by paying a $15,000 franchise fee for a store in the U.S. and $15,000CAD for a store in Canada, provided an acceptable territory is available and the franchisee meets the brand’s additional store standards.  The franchise fee for our initial retail store and additional retail store in Canada is based upon the exchange rate applied to the United States fee on the last business day of the preceding fiscal year.  The franchise fee in March 2012 for an initial retail store in Canada will be $25,000CAD, and an additional retail store in Canada will be $15,000CAD.  Typically, the franchisee’s initial store is open for business between eight and ten months from the date the franchise agreement is signed.  The franchise agreement has an initial term of 10 years, with subsequent 10-year renewal periods, and grants the franchisee an exclusive geographic area, which will vary in size depending upon population, demographics and other factors.  Under current franchise agreements, franchisees of the respective brands are required to pay us weekly continuing fees (royalties) equal to the percentage of gross sales outlined in their Franchise Agreements, generally ranging from 4% to 5% for Plato’s Closet, Play It Again Sports and Once Upon A Child and 3% for Music Go Round.

Each Franchisee is required to pay us an annual marketing fee of between $500 and $1,000.  Each new or renewing Plato’s Closet, Play It Again Sports, Once Upon A Child and Music Go Round franchisee is required to spend 5% of its gross sales for advertising and promoting its franchised store.  Existing franchisees with older Franchise Agreements may only be required to spend 3% to 4% of their gross sales on advertising and promotion.  Currently, for all of the retail brands except Play It Again Sports, we have the option to increase the minimum advertising expenditure requirement from 5% to 6% of the franchisee’s gross sales, of which up to 2% would be paid to us as an advertising fee for deposit into an advertising fund.  While we currently do not have the option to increase the advertising expenditure requirement for Play It Again Sports franchisees, we may also require those franchisees to pay 2% of their gross sales into an advertising fund.  This fund, if initiated, would be managed by us and would be used for advertising and promotion of the franchise system.

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

Retail Franchising Competition

Retailing, including the sale of teenage and children’s apparel, sporting goods and musical instruments, is highly competitive.  Many retailers have substantially greater financial and other resources than we do.  Our franchisees compete with established, locally owned retail stores, discount chains and traditional retail stores for sales of new merchandise.  Full line retailers generally carry little or no used merchandise.  Resale, thrift and consignment shops and garage and rummage sales offer some competition to our franchisees for the sale of used merchandise.  Also, our franchisees increasingly compete with online used and new goods marketplaces such as eBay, craigslist and many others. We are aware of, and compete with, one franchisor of stores which sells new and used sporting equipment, two franchisors of stores which sell used and new children’s clothing, toys and accessories and two franchisors of teen apparel stores.

Our Plato’s Closet franchise stores primarily compete with specialty apparel stores such as Gap, Abercrombie & Fitch, Old Navy, Banana Republic and The Limited.  We compete with other franchisors in the teenage resale clothing retail market.

Our Play It Again Sports franchisees compete with large retailers such as Dick’s Sporting Goods, The Sports Authority as well as regional and local sporting goods stores.  We also compete with Target and Wal-Mart.

Our Once Upon A Child franchisees compete primarily with large retailers such as Babies “R” Us, Wal-Mart, Target and various specialty children’s retail stores such as Gap Kids. We compete with other franchisors in the specialty children’s resale retail market.

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

Wirth Business Credit Franchise System

We began franchising the Wirth Business Credit business in 2006.  Franchisees in the Wirth Business Credit franchise system marketed small business equipment leasing and financing services offered by us.  As of the beginning of the fiscal year covered by this report, we had 15 Wirth Business Credit franchised territories operating in the United States.  During the first quarter of fiscal 2011, the franchise agreements covering the these 15 territories were terminated, and we no longer offer Wirth Business Credit franchises.

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

During the past two years, our leasing operations have experienced improved financial results.  Contribution to consolidated operating income from this segment improved from a loss of $1.4 million in fiscal 2009 to income of $6.5 million in fiscal 2011.  Our leasing portfolio has decreased over this period from $37.0 million at the end of 2009 to $29.8 million at the end of 2011.  The decrease in the leasing portfolio during this period was driven by decreased activity levels in our small-ticket financing business, partially offset by higher activity levels in our middle-market leasing operations.

Winmark Capital Corporation

Winmark Capital Corporation is engaged in the business of providing non-cancelable leases for high-technology and business-essential assets to both larger organizations and smaller, growing companies.  We target businesses with annual revenue between $30 million and several billion dollars.  We focus on transactions that generally have terms from two to four years.  Such transactions are generally larger than $250,000 and include high-technology equipment and/or business essential equipment, including computers, telecommunications equipment, point-of-sale systems and other business-essential equipment.  The leases are retained in our portfolio to accommodate equipment additions and upgrades to meet customers’ changing needs.

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

We generally lease high-technology and other business-essential equipment.  Additionally, we may lease operating system and application software to our customers, but typically only with a hardware lease.  Our standard lease agreements, entered into with each customer, are noncancelable “net” leases which contain “hell-or-high water” provisions under which the customer, upon acceptance of the equipment, must make all lease payments regardless of any defects or performance of the equipment, and which require the customer to maintain and service the equipment, insure the equipment against casualty loss and pay all property, sales and other taxes related to the equipment.  We retain ownership of the equipment we lease and, in the event of default by the customer, we or the financial institution to whom the lease payment has been assigned may declare the customer in default, accelerate all lease payments due under the lease and pursue other available remedies, including repossession of the equipment.  Upon expiration of the initial term or extended lease term, depending on the structure of the lease, the customer may:

•                  return the equipment to us;

•                  renew the lease for an additional term; or

•                  purchase the equipment.

If the equipment is returned to us, it will be either re-leased to another customer or sold into the secondary-user marketplace.

Wirth Business Credit, Inc.

Our small-ticket financing operation serves the needs of small businesses.  Small-ticket financing transactions are typically between $5,000 and $100,000, have terms of between two and four years and cover business essential assets, including computers, printing equipment, security systems, telecommunications equipment, car wash equipment, production equipment and other assets.

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

Winmark Capital Corporation may from time to time arrange permanent financing of leases through non-recourse discounting of lease rentals with various financial institutions at fixed interest rates.  The proceeds from the assignment of the lease rentals will generally be equal to the present value of the remaining lease payments due under the lease, discounted at the interest rate charged by the financial institution.  Interest rates obtained under this type of financing are negotiated on a transaction-by-transaction basis and reflect the financial strength of the customer, the term of the lease and the prevailing interest rates.  In the event of a default by a customer in non-recourse financing, the financial institution has a first lien on the underlying leased equipment, with no further recourse against us.  The institution may, however, take title to the collateral in the event the customer fails to make lease payments or certain other defaults by the customer occur under the terms of the lease.  Our use of lease discounting is dependent upon having leases that are attractive to financial institutions as well as our available cash balances.

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

Trademarks and Service Marks

Plato’s Closet®, Play It Again Sports®, Once Upon A Child®, Music Go Round®, Winmark®, Winmark Business Solutions®, Wirth Business Credit®, Winmark Capital® and LeaseManager®, among others, are our registered service marks.  These marks are of considerable value to our business.  We intend to protect our service marks by appropriate legal action where and when necessary.  Each service mark registration must be renewed every 10 years.  We have taken, and intend to continue to take, all steps necessary to renew the registration of all our material service marks.

Seasonality

Our Plato’s Closet and Once Upon A Child franchise brands have experienced higher than average sales volumes during the spring months and during the back to school season.  Our Play It Again Sports franchise brand has experienced higher than average sales volumes during the winter season.  Overall, the different seasonal trends of our brands partially offset each other and do not result in significant seasonality trends on a Company-wide basis.  Our equipment leasing business is not seasonal; however, quarter to quarter results may vary significantly.

Employees

As of December 31, 2011, we employed 103 employees, all of which were full-time.

ITEM 1A: RISK FACTORS

We are dependent on franchise renewals.

Each of our franchise agreements is 10 years long.  At the end of the term of each franchise agreement, each franchisee may, if certain conditions are met, “renew” the franchise relationship by signing a new 10-year franchise agreement.  In 2011, of the 23 franchises that had Plato’s Closet franchise agreements expire, 23 signed new 10-year franchise agreements.  In 2012, 2013 and 2014, 29, 25 and 29 Plato’s Closet franchise agreements will expire, respectively.  In 2011, of the 50 franchisees that had their Play It Again Sports franchise agreement expire, 50 signed new 10-year franchise agreements.  In 2012, 2013 and 2014, 64, 46 and 28 Play It Again Sports franchise agreements will expire, respectively.  In 2011, of the 7 franchisees that had their Once Upon A Child franchise agreement expire, 7 signed new 10-year franchise agreements. In 2012, 2013 and 2014, 3, 37 and 35 Once Upon A Child franchise agreements will expire, respectively.  In 2011, no franchisees had a Music Go Round franchise agreement expire.  In 2012, 2013 and 2014, 0, 3 and 2 Music Go Round franchise agreements will expire, respectively.  We believe that renewing a significant number of these franchise relationships is important to our continued success.  If a significant number of franchise relationships are not renewed our financial performance would be materially and adversely impacted.

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

We believe that a substantial majority of franchises sold but not opened will open within the time period permitted by the applicable franchise agreement or we will be able to resell the territories for most of the terminated or expired franchises.  However, there can be no assurance that substantially all of the currently sold but unopened franchises will open and commence paying royalties to us.  At December 31, 2011, we had 44 franchise agreements expected to open in 2012.

Our retail franchisees are dependent on supply of used merchandise.

Our retail brands are based on offering customers a mix of used and new merchandise.  As a result, the ability of our franchisees to obtain continuing supplies of high quality used merchandise is important to the success of our brands.  Supply of used merchandise comes from the general public and is not regular or highly reliable. In addition, adherence to federal and state product safety and other requirements may limit the amount of used merchandise available to our franchisees.  In addition to laws and regulations that apply to businesses generally, our franchised retail stores may be subject to state or local statutes or ordinances that govern secondhand dealers.  There can be no assurance that our franchisees will avoid supply problems with respect to used merchandise.

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

Retailing, including the sale of teenage and children’s apparel, sporting goods and musical instruments, is highly competitive.  Many retailers have significantly greater financial and other resources than us and our franchisees.  Individual franchisees face competition in their markets from retailers of new merchandise and, in certain instances, resale, thrift and other stores that sell used merchandise.  To date, our franchisees have not faced a high degree of competition in the sale of used merchandise, but do so in connection with the sale of new merchandise.  However, we may face additional competition as our franchise systems expand and if additional competitors enter the used merchandise market.

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

In an economic slowdown or recession, our equipment leasing businesses may face an increase in delinquent payments, lease defaults and credit losses.  The volume of leasing business for our new and existing customers may decline, as well as the credit quality of our customers.  Because we extend credit to many emerging and leveraged companies through our subsidiary Winmark Capital Corporation and primarily to small businesses through our subsidiary Wirth Business Credit, Inc., our customers may be particularly susceptible to economic slowdowns or recessions Any protracted economic slowdowns or recessions may make it difficult for us to maintain the volume of lease originations for new and existing customers, and may deteriorate the credit quality of new leases.  Any of these events may slow the growth of our leasing portfolio and impact the profitability of our leasing operations.

We have suffered losses from investments outside of our franchise and leasing businesses and may continue to suffer losses in the future

We currently have investments in two private companies.  We currently own 22.0% of the common stock of Tomsten, Inc. (d/b/a Archiver’s), a privately held corporation.  Archiver’s is a retail concept created to help people preserve and enjoy their photographs. In addition, we currently have an investment of subordinated debt in BridgeFunds Limited (“BridgeFunds”). BridgeFunds advances funds to claimants involved in civil litigation to cover litigation expenses.

Since the inception of our investment in 2002, Archiver’s has incurred over $17.2 million in losses.  As of December 31, 2011, the carrying value of our $8.5 million investment equaled $2.5 million. If Archiver’s continues to sustain losses, it may need to seek external financing in the form of equity and/or debt.  There can be no assurance that Archiver’s will be able to obtain additional financing.  Any continued losses or inability to obtain financing on attractive terms may result in a further impairment of the carrying value of our investment and a reduction in our book value and profitability.  Also, there is not a market for the equity of Archiver’s and our ability to recover our investment and realize a cash return on our investment will depend on the development of a market for Archiver’s equity or the sale of Archiver’s.

During 2009, the board of BridgeFunds decided to cease advancing funds to new claimants and place its portfolio of receivables in run-off.  We have entered into three modification agreements with BridgeFunds, whereby the maturity date of our investment was changed to June 30, 2012, the annual rate of interest on the notes was increased to 15% and monthly prepayments of the principal of such notes in an amount equal to Available Cash Flow (as defined within the modification agreements) is required.  As of December 31, 2011, we have not received any payments of principal and have received only $88,700 in payments of interest since the date of the initial modification agreement on October 22, 2009.  We have stopped accruing interest on the investment.  During 2011, we recorded impairment charges totaling $883,100 to reduce the carrying value of this investment to its expected realized value.  Our ability to recover our investment will depend on the successful run-off of the remaining BridgeFunds portfolio.

The loss of our entire investment in any one or both of these investments would have a material adverse impact on our financial results.

We are subject to restrictions and counterparty risk in our credit facility.

The terms of our $35.0 million line of credit impose certain operating and financial restrictions on us and require us to meet certain financial tests including tests related to minimum levels of debt service coverage and tangible net worth and maximum levels of leverage.  As of December 31, 2011, we were in compliance with all of our financial covenants under this facility; however, failure to comply with these covenants in the future may result in default and could result in acceleration of the related indebtedness.  Any such acceleration of indebtedness would have an adverse impact on our business activities and financial condition.

Recent events in the worldwide credit markets have had an adverse impact on the general availability of credit.  Although our credit facility does not expire until February, 2016, sustained market deterioration could jeopardize the counterparty obligations of one or both of the banks participating in this facility, which could have an adverse impact on our business if we are not able to replace such credit facility or find other sources of liquidity on acceptable terms.

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

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders, Dividends

Winmark Corporation’s common stock trades on the Nasdaq Global Market under the symbol “WINA”.  The table below sets forth the high and low sales prices of our common stock as reported by Nasdaq for the quarterly periods indicated:

FY 2011:	First	Second	Third	Fourth	FY 2010:	First	Second	Third	Fourth
High	43.00	47.85	49.00	58.75	High	22.46	34.86	35.50	35.18
Low	30.56	35.00	38.93	43.07	Low	19.48	21.61	29.13	31.38

At March 5, 2012, there were 5,075,954 shares of common stock outstanding held by approximately 102 shareholders of record.  Shareholders of record do not include holders who beneficially own common stock held in nominee or “street name”.  We declared and paid cash dividends of $0.02 per common share in each of the second, third and fourth quarters of fiscal 2010 and first quarter of fiscal 2011.  We declared and paid cash dividends of $0.03 per common share in each of the second, third and fourth quarters of fiscal 2011.  Any future declaration of dividends will be subject to the discretion of our Board of Directors and subject to our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.  (See Note 14 — “Subsequent Events”).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan

September 25, 2011 to October 29, 2011	—	—	—	495,872
October 30, 2011 to November 26, 2011	—	—	—	495,872
November 27, 2011 to December 31, 2011	—	—	—	495,872

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

	Fiscal Year Ended
	(in thousands except per share data)
	December 31, 2011	December 25, 2010	December 26, 2009	December 27, 2008	December 29, 2007
Revenue:
Royalties	$30,361	$26,489	$23,616	$21,804	$20,447
Leasing income	16,365	9,896	9,537	8,093	4,416
Merchandise sales	2,481	2,345	2,387	3,268	3,999
Franchise fees	1,081	1,366	1,073	1,705	1,724
Other	1,047	1,107	683	554	579
Total revenue	51,335	41,203	37,296	35,424	31,165
Cost of merchandise sold	2,366	2,231	2,290	3,121	3,837
Leasing expense	5,116	1,624	2,288	1,882	1,031
Provision for credit losses	(43)	189	2,796	2,570	604
Selling, general and administrative expenses	19,048	18,620	19,142	19,760	19,267
Income from operations	24,848	18,539	10,780	8,091	6,426
Loss from equity investments(1)	(516)	(259)	(100)	(3,163)	(359)
Impairment of investment in notes	(883)	—	—	—	—
Interest expense	(112)	(980)	(1,309)	(1,305)	(1,457)
Interest and other income	45	258	459	224	539
Income before income taxes	23,382	17,558	9,830	3,847	5,149
Provision for income taxes	9,287	7,229	3,981	2,708	2,104
Net income	$14,095	$10,329	$5,849	$1,139	$3,045

Earnings per common share - diluted	$2.69	$1.98	$1.10	$.21	$.54
Weighted average shares outstanding - diluted	5,238	5,210	5,338	5,531	5,591
Balance Sheet Data:
Working capital	$15,895	$3,595	$12,556	$6,164	$(598)
Total assets	47,746	42,122	56,805	58,110	56,947
Total debt	—	8,800	30,508	34,431	37,261
Shareholders’ equity	35,109	23,013	15,329	13,891	12,669
Selected Financial Ratios:
Return on average assets	31.4%	20.9%	10.2%	2.0%	6.6%
Return on average equity	48.5%	53.9%	40.0%	8.6%	22.7%

(1)         Included in loss from equity investments is a $2,839,100 impairment charge for the partial write-off of the Company’s investment in Tomsten, Inc. in 2008.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of December 31, 2011, we had 930 franchises operating under the Plato’s Closet, Play It Again Sports, Once Upon A Child and Music Go Round brands and had a leasing portfolio of $29.8 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most profitable source of franchising revenue is royalties received from our franchise partners.  During 2011, our royalties increased $3.9 million or 14.6% compared to 2010.

During 2011, we purchased $20.4 million in equipment for lease customers compared to $15.3 million in 2010.  Overall, our leasing portfolio (net investment in leases — current and long-term) decreased to $29.8 million at December 31, 2011 from $30.7 million at December 25, 2010.  Leasing income net of leasing expense in 2011 was $11.2 million compared to $8.3 million in the same period last year.  Fluctuations in period-to-period leasing income and leasing expense result primarily from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the purchases of equipment for lease customers and the medium - to long-term trend in the size of the leasing portfolio.  Our earnings are also impacted by credit losses.  During 2011, our provision for credit losses decreased to $(43,400) from $189,000 in 2010.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During 2011, selling, general and administrative expense increased $428,300, or 2.3%, compared to the same period last year.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the fiscal year ended December 31, 2011:

	TOTAL 12/25/10	OPENED	CLOSED	TOTAL 12/31/11	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS	% RENEWED
Plato’s Closet Franchises - US and Canada	301	24	(1)	324	23	23	100%

Play It Again Sports Franchises - US and Canada	328	8	(11)	325	50	50	100%

Once Upon A Child Franchises - US and Canada	241	10	(4)	247	7	7	100%

Music Go Round Franchises - US	33	1	(0)	34	—	—	N/A

Total Franchised Stores	903	43	(16)	930	80	80	100%

Wirth Business Credit Territories - US(1)	15	0	(15)	0	—	—	N/A

Total Franchises/Territories	918	43	(31)	930	80	80	100%

(1)         During the first quarter of 2011, the franchise agreements for the 15 Wirth Business Credit territories were terminated.

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  In 2011, we renewed 100% of franchise agreements up for renewal.  This percentage of renewal has ranged between 96% and 100% during the last three years.

Our ability to grow our operating income is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchises, (iii) increase lease originations and minimize write-offs in our leasing portfolios, and (iv) control our selling, general and administrative expenses.  A detailed description of the risks to our business along with other risk factors can be found in Item 1A “Risk Factors”.

Results of Operations

The following table sets forth selected information from our Consolidated Statements of Operations expressed as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Fiscal Year Ended		Fiscal 2011
	December 31, 2011	December 25, 2010	over (under) 2010
Revenue:
Royalties	59.2%	64.3%	14.6%
Leasing income	31.9	24.0	65.4
Merchandise sales	4.8	5.7	5.8
Franchise fees	2.1	3.3	(20.9)
Other	2.0	2.7	(5.4)
Total revenue	100.0	100.0	24.6

Cost of merchandise sold	(4.6)	(5.4)	(6.1)
Lease expense	(10.0)	(3.9)	215.0
Provision for credit losses	0.1	(0.5)	(123.0)
Selling, general and administrative expenses	(37.1)	(45.2)	2.3
Income from operations	48.4	45.0	34.0
Loss from equity investments	(1.0)	(0.6)	99.1
Impairment of investment in notes	(1.7)	—	—
Interest expense	(0.2)	(2.4)	(88.6)
Interest and other income	0.1	0.6	(82.6)
Income before income taxes	45.6	42.6	33.2
Provision for income taxes	(18.1)	(17.5)	28.5
Net income	27.5%	25.1%	36.5%

Revenue

Revenues for the year ended December 31, 2011 totaled $51.3 million compared to $41.2 million for the comparable period in 2010.

Royalties and Franchise Fees

Royalties increased to $30.4 million for 2011 from $26.5 million for the same period in 2010, a 14.6% increase.  The increase was due to higher Plato’s Closet and Once Upon A Child royalties of $2.4 million and $1.2 million, respectively.  The increase in royalties for these brands is primarily due to higher franchisee retail sales in these brands as well as having 23 additional Plato’s Closet franchise stores in 2011 compared to the same period last year.  Fiscal 2011 was a 53-week year compared to a 52-week year in fiscal 2010, which also contributed to the increase in royalty revenues.

Franchise fees include initial franchise fees from the sale of new franchises and transfer fees related to the transfer of existing franchises.  Franchise fee revenue is recognized when the franchise opens or when the franchise agreement is assigned to a buyer of a franchise.  An overview of retail brand franchise fees is presented in the Franchising subsection of the Business section.  Franchise fees decreased to $1.1 million for 2011 from $1.4 million for 2010 primarily as a result of opening 13 fewer franchises in 2011 compared to 2010.

Leasing Income

Leasing income increased to $16.4 million in 2011 compared to $9.9 million for the same period in 2010.  The increase is primarily due to a higher level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports buying group, or through our Computer Support Center (together, “Direct Franchisee Sales”).  Direct Franchisee Sales increased 5.8% to $2.5 million in 2011 from $2.3 million in 2010.  This is a result of increased technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold increased 6.1% to $2.4 million in 2011 from $2.2 million in 2010.  The increase was due to an increase in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for 2011 and 2010 was 95.4% and 95.2%, respectively.

Leasing Expense

Leasing expense increased to $5.1 million in 2011 compared to $1.6 million in 2010.  The increase is primarily due to an increase in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was ($43,400) in 2011 compared to $189,000 in 2010.  Provision levels for the periods presented were impacted by net write-offs as well as a lower level of delinquencies, primarily in the small-ticket financing business portion of our leasing segment.  During 2011, we had total net write-offs of $60,700 compared to of $620,600 in 2010.

Selling, General and Administrative Expenses

The $428,300, or 2.3%, increase in selling, general and administrative expenses in 2011 compared to the same period in 2010 is primarily due to an increase in compensation and benefits expense, inclusive of having of 53 weeks in fiscal 2011 to compared to 52 weeks in fiscal 2010.

Loss from Equity Investments

During 2011 and 2010, we recorded losses of $515,800 and $259,100, respectively, from our investment in Tomsten (representing our pro-rata share of losses for the periods).  (See Item 1A “Risk Factors” as well as Note 3 — “Investments”).

Impairment of Investment in Notes

During 2011, we recorded $883,100 in impairment charges for our investment in BridgeFunds notes as a result of our estimate of expected future cash flows from this investment.  (See Item 1A “Risk Factors” as well as Note 3 — “Investments”).

Interest Expense

Interest expense decreased to $112,000 in 2011 compared to $980,200 in 2010.  The decrease is due to lower corporate borrowings.

Interest and Other Income

During 2011, we had interest and other income of $44,900 compared to $257,800 of interest and other income in 2010.  Interest and other income during 2010 included interest accrued on our investment in BridgeFunds notes.  (See Note 3 — “Investments”).

Income Taxes

The provision for income taxes was calculated at an effective rate of 39.7% and 41.2% for 2011 and 2010, respectively.  The lower effective rate in 2011 compared to 2010 reflects a decrease in state taxes and the impact of permanent differences between income before income taxes and taxable income.

Segment Comparison of the Year Ended December 31, 2011 to

Year Ended December 25, 2010

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

	Year Ended
	December 31, 2011	December 25, 2010
Revenue:
Franchising	$34,923,300	$31,227,300
Leasing	16,411,700	9,976,300
Total revenue	$51,335,000	$41,203,600

Reconciliation to income from operations:
Franchising segment contribution	$18,389,300	$15,434,600
Leasing segment contribution	6,458,300	3,104,400
Total income from operations	$24,847,600	$18,539,000

Franchising Segment Operating Income

The franchising segment’s 2011 operating income increased by $3.0 million, or 19.1%, to $18.4 million from $15.4 million for 2010.  The increase in segment contribution was primarily due to increased royalty revenues.

Leasing Segment Operating Income

The leasing segment’s operating income for 2011 increased to $6.5 million from $3.1 million for 2010.  The increase in segment contribution was primarily due to an increase in leasing income net of leasing expense.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the consolidated statement of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation, compensation expense related to stock options, loss from equity investments and impairment of investment in notes.  The most significant component of the consolidated balance sheet that affects our liquidity is our long-term investments.  Investments include $3.8 million of illiquid investments in two private companies: Tomsten, Inc. and BridgeFunds LLC.  (See Note 3 — “Investments”).

We ended 2011 with $9.0 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 3.0 to 1.0 compared to $2.3 million in cash and cash equivalents and a current ratio of 1.2 to 1.0 at the end of 2010.

Operating activities provided $20.6 million of cash during 2011 compared to $12.4 million during 2010.  Cash provided by operating activities include an increase in deferred and current income taxes of $3.5 million, primarily due to deferred tax liabilities associated with lease revenue and lease equipment purchases (See Note 10 — “Income Taxes”).

Investing activities used $2.3 million of cash during 2011 compared to $5.4 million provided during 2010.  The 2011 activities consisted primarily of the purchase of equipment for lease customers of $20.4 million, collections on lease receivables of $20.1 million and an additional $1.0 million investment in Tomsten.

Financing activities used $11.6 million of cash during 2011 compared to $25.0 million used during 2010.  The 2011 activities consisted primarily of net proceeds and tax benefits from exercises of stock options of $1.3 million, net payments on our line of credit of $8.8 million, $3.5 million used to purchase 99,494 shares of our common stock and $0.5 million for the payment of dividends.

We have future operating lease commitments for our corporate headquarters.  As of December 31, 2011, we had no other material outstanding commitments.  (See Note 11 — “Commitments and Contingencies”).

As of December 31, 2011, we had no off balance sheet arrangements.

The Company has a revolving credit facility with The PrivateBank and Trust Company and BMO Harris Bank N.A. (the “Line of Credit”).  The Line of Credit has been and will continue to be used for general corporate purposes.  Borrowings under the Line of Credit are subject to certain borrowing base limitations, and the Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of December 31, 2011, we were in compliance with all of our financial covenants and there were no borrowings outstanding under the Line of Credit.

The Line of Credit allows us to choose between three interest rate options in connection with our borrowings.  The interest rate options are the Base Rate, LIBOR and Fixed Rate (all as defined within the Line of Credit) plus an applicable margin of 0.50%, 2.75% and 2.75%, respectively.  Interest periods for LIBOR borrowings can be one, two or three months, and interest periods for Fixed Rate borrowings can be one, two, three or four years as selected by us.  The Line of Credit also provides for non-utilization fees of 0.25% per annum on the daily average of the unused commitment.

On January 18, 2012, we announced that our Board of Directors approved the payment of a special dividend to shareholders.  The special dividend of $5.00 per share paid on March 1, 2012, totaled $25.4 million and was financed by a combination of cash on hand as well as net borrowings under the Line of Credit of $12.8 million.  On January 30, 2012, the Line of Credit was amended to provide the consent of the lenders for the payment of the special dividend and to amend the debt service coverage and tangible net worth calculations to remove the effect of the special dividend, and on February 29, 2012, was further amended to increase the aggregate commitments from $30.0 million to $35.0 million and extend the termination date from July 31, 2014 to February 29, 2016.

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

We believe that the combination of our cash on hand, the cash generated from our franchising business, cash generated from discounting sources and our Line of Credit will be adequate to fund our planned operations, including leasing activity, through 2012.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During 2011, the Company collected $61,100 more than it estimated at December 25, 2010.  As of December 31, 2011, the Company’s royalty receivable was $989,300.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet.  As of December 31, 2011, deferred franchise fees were $951,000.

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

In certain circumstances, the Company may re-lease equipment in its existing portfolio.  As this equipment may have a fair value greater than its carrying amount when re-leased, the Company may be required to account for the lease as a sales-type lease.  At inception of a sales-type lease, revenue is recorded that consists of the present value of the future minimum lease payments discounted at the rate implicit in the lease.  In subsequent periods, the recording of income is consistent with the accounting for a direct financing lease.

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

A provision is charged against earnings to maintain the allowance for credit losses at the appropriate level.  If the actual results are different from the Company’s estimates, results could be different.  The Company’s policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent.  (See Note 4 — “Investment in Leasing Operations”).

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

Impairment of Long-term Investments

The Company evaluates its long-term equity investments for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying amount may not be recoverable.  The impairment, if any, is measured by the difference between the assets’ carrying amount and their fair value (as prescribed by applicable accounting guidance), based on the best information available, including market prices, discounted cash flow analysis or other financial metrics that management utilizes to help determine fair value.  Judgments made by management related to the fair value of its long-term equity investments are affected by factors such as the ongoing financial performance of the investees, additional capital raised by the investees as well as general changes in the economy.  If there are significant changes in the actual performance of the long-term equity investments versus the Company’s estimates, the carrying values of these investments could be significantly impacted.

The Company evaluates its long-term note investments for impairment on an annual basis or whenever events or changes in circumstances indicate that it probable that the Company will be unable to collect all amounts due according to the contractual terms of the notes.  The impairment, if any, is measured by the difference between the recorded investment in the notes, including accrued interest, and the present value of expected future cash flows discounted at the effective interest rate of the notes (as prescribed by applicable accounting guidance), based on the best information available to management.  Once a note investment is deemed impaired, any significant change in the amount or timing of the expected or actual cash flows requires recalculation of the impairment applying the procedures described above.  Estimates and assumptions made by management related to the expected future cash flows from the notes could be different than the actual cash flows, which could significantly impact the carrying value of these investments.

New Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that requires new disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables.  Existing disclosures were amended to require an entity to provide certain disclosures on a disaggregated basis by portfolio segment or by class of financing receivables.  The new and amended disclosures that relate to information as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company adopted the new and amended disclosures that relate to information as of the end of a reporting period in its annual report on Form 10-K for the fiscal year ended December 25, 2010 and adopted the new and amended disclosures that relate to information for activity that occurs during a reporting period in its quarterly report on Form 10-Q for the fiscal period ended March 26, 2011.  (See Note 4 — “Investment in Leasing Operations” for disclosures related to this adoption).  The adoption of these disclosure requirements has not had an impact on the consolidated results of the Company.

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

ITEM 7A:             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incurs financial markets risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At December 31, 2011, the Company had available a $30.0 million line of credit with The PrivateBank and Trust Company and BMO Harris Bank N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (less than three months) or the bank’s index rate for borrowings one year or greater.  The Company had no debt outstanding at December 31, 2011 under this line of credit.  The Company’s earnings would be affected by changes in these short-term interest rates only in the event that it were to borrow amounts under this facility.  With the Company’s borrowings at December 31, 2011, a one percent increase in short-term rates would have no impact on pretax earnings.  The Company had no interest rate derivatives in place at December 31, 2011.

None of the Company’s cash and cash equivalents at December 31, 2011 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Although the Company conducts business in foreign countries, international operations are not material to its consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to the Company’s results of operations for the year ended December 31, 2011.  Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on its future costs or on future cash flows it would receive from its foreign activity.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8:                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Winmark Corporation and Subsidiaries
Index to Consolidated Financial Statements

Consolidated Balance Sheets	Page 27
Consolidated Statements of Operations	Page 28
Consolidated Statements of Shareholders’ Equity and Comprehensive Income	Page 29
Consolidated Statements of Cash Flows	Page 30
Notes to the Consolidated Financial Statements	Page 31
Report of Independent Registered Public Accounting Firm	Page 49

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2011	December 25, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$9,020,100	$2,257,100
Marketable securities	1,043,800	161,000
Receivables, less allowance for doubtful accounts of $15,100 and $17,000	1,316,200	1,841,300
Net investment in leases - current	11,746,900	13,856,700
Income tax receivable	116,500	294,700
Inventories	68,500	85,900
Prepaid expenses	362,000	382,600
Total current assets	23,674,000	18,879,300
Net investment in leases — long-term	18,102,000	16,802,500
Long-term investments, less allowance for losses of $883,100 and $0	3,817,400	3,973,800
Property and equipment:
Furniture and equipment	2,564,100	2,460,200
Building and building improvements	1,171,200	1,171,200
Less - accumulated depreciation and amortization	(2,260,500)	(1,845,500)
Property and equipment, net	1,474,800	1,785,900
Other assets	677,500	680,500
	$47,745,700	$42,122,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$—	$8,800,000
Accounts payable	1,460,300	1,274,200
Accrued liabilities	1,346,000	1,513,600
Discounted lease rentals	20,800	530,400
Rents received in advance	274,700	291,800
Deferred revenue	1,212,400	1,041,700
Deferred income taxes	3,464,800	1,832,500
Total current liabilities	7,779,000	15,284,200
Long-term Liabilities:
Discounted lease rentals	—	26,500
Rents received in advance	269,400	696,900
Deferred revenue	844,300	767,600
Other liabilities	1,389,200	1,678,000
Deferred income taxes	2,355,100	655,800
Total long-term liabilities	4,858,000	3,824,800
Commitments and Contingencies	—	—
Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 4,987,643 and 5,020,739 shares issued and outstanding	629,800	513,700
Accumulated other comprehensive income	17,000	—
Retained earnings	34,461,900	22,499,300
Total shareholders’ equity	35,108,700	23,013,000
	$47,745,700	$42,122,000

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal Year Ended
	December 31, 2011	December 25, 2010
REVENUE:
Royalties	$30,360,600	$26,489,300
Leasing income	16,364,700	9,896,300
Merchandise sales	2,481,600	2,344,800
Franchise fees	1,081,200	1,366,400
Other	1,046,900	1,106,800
Total revenue	51,335,000	41,203,600
COST OF MERCHANDISE SOLD	2,366,400	2,231,100
LEASING EXPENSE	5,115,800	1,624,200
PROVISION FOR CREDIT LOSSES	(43,400)	189,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	19,048,600	18,620,300
Income from operations	24,847,600	18,539,000
LOSS FROM EQUITY INVESTMENTS	(515,800)	(259,100)
IMPAIRMENT OF INVESTMENT IN NOTES	(883,100)	—
INTEREST EXPENSE	(112,000)	(980,200)
INTEREST AND OTHER INCOME	44,900	257,800
Income before income taxes	23,381,600	17,557,500
PROVISION FOR INCOME TAXES	(9,286,600)	(7,228,500)
NET INCOME	$14,095,000	$10,329,000
EARNINGS PER SHARE - BASIC	$2.83	$2.05
EARNINGS PER SHARE - DILUTED	$2.69	$1.98
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	4,979,036	5,044,995
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	5,238,412	5,210,614

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Fiscal years ended December 31, 2011 and December 25, 2010

	Common Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

BALANCE, December 26, 2009	5,125,025	$—	$15,319,100	$9,600	$15,328,700
Repurchase of common stock	(165,590)	(1,150,000)	(2,847,600)	—	(3,997,600)
Stock options exercised and related tax benefits	61,304	938,200	—	—	938,200
Compensation expense relating to stock options	—	725,500	—	—	725,500
Cash dividends	—	—	(301,200)	—	(301,200)
Unrealized loss on marketable securities net of reclassification adjustments, net of related tax benefits of $5,900	—	—	—	(9,600)	(9,600)
Net income	—	—	10,329,000	—	10,329,000
Total comprehensive income	—	—	—	—	10,319,400
BALANCE, December 25, 2010	5,020,739	513,700	22,499,300	—	23,013,000
Repurchase of common stock	(99,494)	(1,942,400)	(1,584,800)	—	(3,527,200)
Stock options exercised and related tax benefits	66,398	1,302,800	—	—	1,302,800
Compensation expense relating to stock options	—	755,700	—	—	755,700
Cash dividends	—	—	(547,600)	—	(547,600)
Unrealized gain on marketable securities net of reclassification adjustments, net of related tax benefits of $11,000	—	—	—	17,000	17,000
Net income	—	—	14,095,000	—	14,095,000
Total comprehensive income	—	—	—	—	14,112,000
BALANCE, December 31, 2011	4,987,643	$629,800	$34,461,900	$17,000	$35,108,700

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 31, 2011	December 25, 2010
OPERATING ACTIVITIES:
Net income	$14,095,000	$10,329,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	479,100	466,200
Provision for credit losses	(43,400)	189,000
Compensation expense related to stock options	755,700	725,500
Deferred income taxes	3,331,600	1,216,200
Loss/(gain) on sale of marketable securities	(58,000)	50,500
Loss from equity investments	515,800	259,100
Impairment of investment in notes	883,100	—
Deferred initial direct costs	(337,800)	(407,700)
Amortization of deferred initial direct costs	539,500	723,100
Tax benefits on exercised stock options	(249,500)	(17,600)
Change in operating assets and liabilities:
Receivables	317,600	(80,200)
Income tax receivable / payable	416,700	(454,600)
Inventories	17,400	25,500
Prepaid expenses	20,600	16,200
Accounts payable	186,100	(141,000)
Accrued and other liabilities	(456,400)	99,100
Rents received in advance and security deposits	(40,700)	(521,000)
Other assets	(32,000)	11,900
Deferred revenue	247,400	(89,000)
Net cash provided by operating activities	20,587,800	12,400,200

INVESTING ACTIVITIES:
Purchase of long-term investments	(1,000,000)	—
Proceeds from sale of marketable securities	1,165,600	1,612,000
Purchase of marketable securities	(1,962,400)	(565,100)
Purchase of property and equipment	(168,000)	(408,600)
Purchase of equipment for lease contracts	(20,378,400)	(15,294,200)
Principal collections on lease receivables	20,090,400	20,015,600
Net cash provided by (used for) investing activities	(2,252,800)	5,359,700

FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	3,000,000	19,300,000
Payments on line of credit	(11,800,000)	(19,782,000)
Proceeds from issuance of subordinated notes	—	146,800
Payments on subordinated notes	—	(21,372,400)
Repurchases of common stock	(3,527,200)	(3,997,600)
Proceeds from exercises of stock options	1,053,300	920,600
Dividends paid	(547,600)	(301,200)
Proceeds from discounted lease rentals	—	74,600
Tax benefits on exercised stock options	249,500	17,600
Net cash used for financing activities	(11,572,000)	(24,993,600)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,763,000	(7,233,700)

CASH AND CASH EQUIVALENTS, beginning of year	2,257,100	9,490,800

CASH AND CASH EQUIVALENTS, end of year	$9,020,100	$2,257,100

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$162,500	$2,258,900
Cash paid for income taxes	$5,203,100	$6,585,500

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2011 and December 25, 2010

1.                                      Organization and Business:

Winmark Corporation and subsidiaries (the Company) offers licenses to operate franchises using the service marks Plato’s Closet®, Play It Again Sports®, Once Upon A Child® and Music Go Round®.  In addition, the Company sells inventory to its Play It Again Sports franchisees through its buying group.  The Company also operates both middle market and small-ticket equipment leasing businesses under the Winmark Capital® and Wirth Business Credit® marks.  The Company has a 52/53-week fiscal year that ends on the last Saturday in December.  Fiscal year 2011 was a 53-week fiscal year and 2010 was 52-week fiscal year.

Following is a summary of our franchising activity for the fiscal year ended December 31, 2011:

	TOTAL 12/25/10	OPENED	CLOSED	TOTAL 12/31/11
Plato’s Closet Franchises - US and Canada	301	24	(1)	324

Play It Again Sports Franchises - US and Canada	328	8	(11)	325

Once Upon A Child Franchises - US and Canada	241	10	(4)	247

Music Go Round Franchises - US	33	1	(0)	34

Total Franchised Stores	903	43	(16)	930

Wirth Business Credit Territories - US	15	0	(15)	0

Total Franchises/Territories(1)	918	43	(31)	930

(1)         During the first quarter of 2011, the franchise agreements for the 15 Wirth Business Credit territories were terminated.

2.                                      Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Winmark Capital Corporation, Wirth Business Credit, Inc. and Grow Biz Games, Inc. All material inter-company transactions have been eliminated in consolidation.  The consolidated financial statements also include the Company’s investment in and share of net earnings or losses for its investment in Tomsten, Inc. (“Tomsten”), which is recorded using the equity method of accounting.

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.  Cash equivalents are stated at cost, which approximates fair value.  As of December 31, 2011 and December 25, 2010, the Company had $227,000 and $156,200 of cash located in Canadian banks.  The Company holds its cash and cash equivalents with financial institutions and at times, such balances may be in excess of insurance limits.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2011 and December 25, 2010

Receivables

The Company provides an allowance for doubtful accounts on trade and notes receivable.  The allowance for doubtful accounts was $15,100 and $17,400 at December 31, 2011 and December 25, 2010, respectively.  If receivables in excess of the provided allowance are determined uncollectible, they are charged to expense in the year the determination is made.  Trade receivables are written off when they become uncollectible (which generally occurs when the franchise terminates and there is no reasonable expectation of collection), and payments subsequently received on such receivable are credited to the allowance for doubtful accounts.  Historically, receivables balances written off have not exceeded allowances provided.

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

In certain circumstances, the Company may re-lease equipment in its existing portfolio.  As this equipment may have a fair value greater than its carrying amount when re-leased, the Company may be required to account for the lease as a sales-type lease.  At inception of a sales-type lease, revenue is recorded that consists of the present value of the future minimum lease payments discounted at the rate implicit in the lease.  In subsequent periods, the recording of income is consistent with the accounting for a direct financing lease.

For leases that are accounted for as operating leases, income is recognized on a straight-line basis when payments under the lease contract are due.

Leasing Expense

Leasing expense includes the cost of financing equipment purchases, the cost of equipment sales as well as depreciation expense for operating lease assets.  Additionally, at inception of a sales-type lease, cost is recorded that consists of the equipment’s book value, less the present value of its residual and is included in leasing expense.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2011 and December 25, 2010

Initial Direct Costs

The Company defers initial direct costs incurred to originate its leases in accordance with applicable accounting guidance.  The initial direct costs deferred are part of the investment in leasing operations and are amortized using the effective interest method.  Initial direct costs include commissions and costs associated with credit evaluation, recording guarantees and other security arrangements, documentation and transaction closing.

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

Inventories

The Company values its inventories at the lower of cost, as determined by the weighted average cost method, or market.  Inventory consists of computer hardware and related accessories.

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

The Company evaluates its long-term equity investments for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying amount may not be recoverable.  The impairment, if any, is measured by the difference between the assets’ carrying amount and their fair value (as prescribed by applicable accounting guidance), based on the best information available, including market prices, discounted cash flow analysis or other financial metrics that management utilizes to help determine fair value.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2011 and December 25, 2010

The Company evaluates its long-term note investments for impairment on an annual basis or whenever events or changes in circumstances indicate that it probable that the Company will be unable to collect all amounts due according to the contractual terms of the notes.  The impairment, if any, is measured by the difference between the recorded investment in the notes, including accrued interest, and the present value of expected future cash flows discounted at the effective interest rate of the notes (as prescribed by applicable accounting guidance), based on the best information available to management.  Once a note investment is deemed impaired, any significant change in the amount or timing of the expected or actual cash flows requires recalculation of the impairment applying the procedures described above.

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

Goodwill

The Company reviews its goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate that there has been an impairment in the value of its goodwill.  Goodwill of $607,500 is included in other assets in the consolidated balance sheets at December 31, 2011 and December 25, 2010, and is all attributable to the Franchising segment.

Use of Estimates

The preparation of financial statements in conformity with generally accepted U.S. accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The ultimate results could differ from those estimates.  The most significant estimates relate to allowance for credit losses and impairment of long-term investments.  These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Advertising

Advertising costs are charged to operating expenses as incurred.  Advertising costs were $175,800 and $116,500, for fiscal years 2011 and 2010, respectively.

Accounting for Stock-Based Compensation

The Company recognizes the cost of all share-based payments to employees, including grants of employee stock options, in the consolidated financial statements based on the grant date fair value of those awards.  This cost is recognized over the period for which an employee is required to provide service in exchange for the award.  Compensation expense of $755,700 and $725,500 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in 2011 and 2010, respectively.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2011 and December 25, 2010

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

Revenue Recognition

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  The Company had deferred franchise fee revenue of $951,000 and $789,900 at December 31, 2011 and December 25, 2010, respectively.  The Company recognizes deferred software license fees over the 10-year life of the initial franchise agreement.  The Company had deferred software license fees of $1,000,700 and $899,400 at December 31, 2011 and December 25, 2010, respectively.  Merchandise sales through the buying group are recognized when the product has been invoiced by the vendor.

Sales Tax

The Company’s accounting policy is to present taxes collected from customers and remitted to government authorities on a net basis.

Discounted Lease Rentals

The Company may utilize its lease rentals receivable and underlying equipment as collateral to borrow from financial institutions at fixed rates on a non-recourse basis.  In the event of a default by a customer, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Company.  Proceeds from discounting are recorded on the balance sheet as discounted lease rentals.  As customers make payments, lease income and interest expense are recorded and discounted lease rentals are reduced by the effective interest method.

Earnings Per Share

The Company calculates earnings per share by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Earnings Per Share — Basic.  The Company calculates Earnings Per Share — Diluted by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the potential exercise of stock options using the treasury stock method.

The dilutive effect of stock options equivalent to 259,376 shares and 165,619 shares for the years ended December 31, 2011 and December 25, 2010, respectively, were used in the calculation of Earnings Per Share — Diluted.  Options totaling 31,614 and 38,762 shares for the year ended December 31, 2011 and December 25, 2010, respectively, were outstanding but were not included in the calculation of Earnings Per Share — Diluted because their exercise prices were greater than the average market price of the common shares and, therefore, including the options in the denominator would be anti-dilutive.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2011 and December 25, 2010

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

New Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that requires new disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables.  Existing disclosures were amended to require an entity to provide certain disclosures on a disaggregated basis by portfolio segment or by class of financing receivables.  The new and amended disclosures that relate to information as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company adopted the new and amended disclosures that relate to information as of the end of a reporting period in its annual report on Form 10-K for the fiscal year ended December 25, 2010 and adopted the new and amended disclosures that relate to information for activity that occurs during a reporting period in its quarterly report on Form 10-Q for the fiscal period ended March 26, 2011.  See Note 4 for disclosures related to this adoption.  The adoption of these disclosure requirements has not had an impact on the consolidated results of the Company.

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

December 31, 2011 and December 25, 2010

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.  Such reclassifications did not impact net income or shareholders’ equity as previously reported.

3.                                      Investments

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities:

	December 31, 2011		December 25, 2010
	Cost	Fair Value	Cost	Fair Value
Equity securities	$1,015,800	$1,043,800	$161,000	$161,000

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive income are as follows:

Year-ended	Unrealized Gains	Unrealized Losses	Net Unrealized Gains / (Losses)
December 31, 2011	$32,900	$(4,900)	$28,000
December 25, 2010	—	—	—

The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

Year-ended	Realized Gains	Realized (Losses)	Net Realized Gains (Losses)
December 31, 2011	$58,600	$(600)	$58,000
December 25, 2010	$94,100	$(144,600)	$(50,500)

Amounts reclassified out of accumulated other comprehensive income into earnings is determined by using the average cost of the security when sold.

Long-term Investments

The Company’s long-term investments, net of allowance, consist of:

	December 31, 2011	December 25, 2010
Tomsten, Inc.	$2,492,900	$1,973,800
BridgeFunds, LLC	1,324,500	2,000,000
	$3,817,400	$3,973,800

Tomsten, Inc.

The Company has an investment in Tomsten, the parent company of “Archiver’s” retail chain.  Archiver’s is a retail concept created to help people preserve and enjoy their photographs.  The Company has invested a total of $8.5 million in the purchase of common stock of Tomsten (including $1.0 million invested in June 2011 pursuant to a Rights Offering by Tomsten).  The Company’s investment currently represents 22.0% of the outstanding common stock of Tomsten (which represents an increase from 18.3% prior to the Company’s participation in the Rights Offering in June 2011.).  The Company applies the equity method of accounting to this investment.  The Company also provides management services to Tomsten, and the Company’s Chairman and Chief Executive Officer serves on Tomsten’s board of directors.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2011 and December 25, 2010

In 2011 and 2010, the Company recorded $515,800 and $259,100, respectively, for its pro-rata share of Tomsten’s losses in the statement of operations on the line item captioned Loss from Equity Investments.  As of December 31, 2011, $0.3 million of the Company’s investment with a current carrying cost of $2.5 million is attributable to goodwill.  The amount of goodwill was determined by calculating the difference between the Company’s net investment in Tomsten less its pro rata share of Tomsten’s net worth.

BridgeFunds, LLC

In October 2004, the Company made a commitment to lend $2.0 million to BridgeFunds Limited at an annual rate of 12% pursuant to several senior subordinated promissory notes, and the commitment was fully funded by May 2006.  BridgeFunds Limited advances funds to claimants involved in civil litigation to cover litigation expenses.  In addition, the Company received a warrant to purchase approximately 257,000 shares of BridgeFunds at $1 per share, which expired unexercised in October 2011.  In August 2007, in connection with raising capital, BridgeFunds Limited completed a restructuring where all assets and liabilities, including the warrant, were assigned to and assumed by BridgeFunds, LLC (“BridgeFunds”).

During 2009, the board of BridgeFunds decided to cease advancing funds to new claimants and place its portfolio of receivables in run-off, thereby allowing equity holders the opportunity to receive distributions after collection of receivables and the payment in full to all debt holders, including the Company’s notes.  Entry by BridgeFunds into transactions contemplated by these actions necessitated consent by its debt holders.  In October 2009, the Company entered into a modification agreement with BridgeFunds, LLC, whereby the maturity date of all of the outstanding promissory notes was changed to September 30, 2010, the annual rate of interest on the notes was increased to 15% and monthly prepayments of the principal of such notes in an amount equal to Available Cash Flow (as defined within the agreements governing the notes) is required.  In October 2010 and July 2011, the Company entered into amendments to the agreements governing the notes that extended the maturity date on the notes to June 30, 2011 and June 30, 2012, respectively.  During 2010 and 2011, the Company received $60,400 and $28,300, respectively, in payments of interest and did not receive any payments of principal on the notes.  The Company stopped accruing interest on this investment as of September 30, 2010.  The Company has deemed this investment to be impaired, and in evaluating the investment for impairment has determined that its present value of expected future cash flows, discounted at the effective interest rate on the notes of 15%, is less than the recorded investment in the notes.  In developing its estimate of expected future cash flows, the Company used certain information obtained from BridgeFunds concerning existing liabilities, claimant cases outstanding and historical default rates on claimant advances, and made certain assumptions regarding the timing of case settlements, the payment of future liabilities and future default rates.  The Company recognized $883,100 in impairment charges during 2011 and established a corresponding valuation allowance accordingly.  As of December 31, 2011, the $1.3 million net investment balance inclusive of $0.2 million of related interest receivable is classified as long-term based on expected payments from Available Cash Flow.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2011 and December 25, 2010

4.             Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	December 31, 2011	December 25, 2010
Direct financing and sales-type leases:
Minimum lease payments receivable	$27,413,300	$30,244,700
Estimated residual value of equipment	2,764,400	3,449,400
Unearned lease income net of initial direct costs deferred	(4,217,000)	(4,925,200)
Security deposits	(2,448,800)	(2,044,900)
Equipment installed on leases not yet commenced	6,489,200	4,806,000
Total investment in direct financing and sales-type leases	30,001,100	31,530,000
Allowance for credit losses	(803,800)	(907,800)
Net investment in direct financing and sales-type leases	29,197,300	30,622,200

Operating leases:
Operating lease assets	1,218,900	520,200
Less accumulated depreciation and amortization	(567,300)	(483,200)
Net investment in operating leases	651,600	37,000
Net investment in leasing operations	$29,848,900	$30,659,200

As of December 31, 2011, the $29.8 million total net investment in leases consists of $11.7 million classified as current and $18.1 million classified as long-term.  As of December 25, 2010, the $30.7 million total net investment in leases consists of $13.9 million classified as current and $16.8 million classified as long-term.

As of December 31, 2011, leased assets with one customer approximated 12% of the Company’s total assets.  As of December 25, 2010, no customer had leased assets totaling more than 10% of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows as of December 31, 2011:

	Direct Financing and Sales-Type Leases		Operating Leases
Fiscal Year	Minimum Lease Payments Receivable	Income Amortization	Minimum Lease Payments Receivable
2012	$14,532,700	$2,786,800	$1,570,000
2013	7,476,600	1,055,100	1,444,900
2014	3,699,600	291,300	120,400
2015	1,205,500	77,700	—
2016	498,900	6,100	—
Thereafter	—	—	—
	$27,413,300	$4,217,000	$3,135,300

The activity in the allowance for credit losses for leasing operations during 2011 and 2010, respectively, is as follows:

	December 31, 2011	December 25, 2010
Balance at beginning of period	$907,800	$1,339,400
Provisions charged to expense	(43,400)	189,000
Recoveries	349,700	457,500
Deductions for amounts written-off	(410,300)	(1,078,100)
Balance at end of period	$803,800	$907,800

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2011 and December 25, 2010

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	December 31, 2011		December 25, 2010
	Investment In Leases	Allowance for Credit Losses	Investment In Leases	Allowance for Credit Losses
Collectively evaluated for loss potential	$30,001,100	$803,800	$31,530,000	$907,800
Individually evaluated for loss potential	—	—	—	—
Total	$30,001,100	$803,800	$31,530,000	$907,800

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

	December 31, 2011
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$25,650,500	$932,100	$—	$—	$26,582,600
Small-Ticket	3,351,400	48,300	—	18,800	3,418,500
Total Investment in Leases	$29,001,900	$980,400	$—	$18,800	$30,001,100

	December 25, 2010
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$23,474,400	$—	$—	$—	$23,474,400
Small-Ticket	7,832,200	138,800	—	84,600	8,055,600
Total Investment in Leases	$31,306,600	$138,800	$—	$84,600	$31,530,000

5.             Receivables:

The Company’s current receivables consisted of the following:

	December 31, 2011	December 25, 2010
Trade	$55,100	$135,900
Royalty	989,300	999,400
Notes receivable	3,500	11,300
Interest receivable	—	235,700
Other	268,300	459,000
	$1,316,200	$1,841,300

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2011 and December 25, 2010

The activity in the allowance for doubtful accounts for accounts and note receivables is as follows:

	December 31, 2011	December 25, 2010
Balance at beginning of year	$17,400	$37,100
Provisions charged to expense	(2,200)	(14,400)
Deductions for amounts written-off	(100)	(5,300)
Balance at end of year	$15,100	$17,400

As part of its normal operating procedures, the Company requires Standby Letters of Credit as collateral for a portion of its trade receivables.

6.             Shareholders’ Equity:

Repurchase of Common Stock

In 2011, the Company repurchased 99,494 shares for an aggregate purchase price of $3.5 million or $35.45 per share.  In 2010, the Company repurchased 165,590 shares for an aggregate purchase price of $4.0 million or $24.14 per share.  Since inception of stock repurchase activities in November 1995 through December 31, 2011, the Company has repurchased 4,504,128 shares of its stock at an average price of $15.15 per share. Under the Board of Directors’ authorization, as of December 31, 2011, the Company has the ability to repurchase an additional 495,872 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans

The Company had authorized up to 750,000 shares of common stock be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2001 Stock Option Plan (“the 2001 Plan”).  The 2001 Plan expired on February 20, 2011.

At the April 28, 2010 Annual Shareholders Meeting, the Company’s shareholders approved the 2010 Stock Option Plan (the “2010 Plan”).  The 2010 Plan (as described more completely in the Company’s definitive Proxy Statement filed with the United States Securities and Exchange Commission on March 11, 2010) provides for the issuance of up to 250,000 shares of common stock in the form of either nonqualified or incentive stock option grants.  Participants in the 2010 Plan may include employees, officers, directors, consultants and advisors of the Company.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2011 and December 25, 2010

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan as of December 31, 2011 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 26, 2009	614,650	$18.08	6.93	$2,524,800
Granted	95,250	32.03
Exercised	(61,304)	15.02
Forfeited	(4,376)	15.98
Outstanding at December 25, 2010	644,220	20.45	6.82	7,571,000
Granted	93,000	45.55
Exercised	(68,606)	16.85
Outstanding at December 31, 2011	668,614	$24.31	6.62	$22,101,800
Exercisable at December 31, 2011	419,788	$19.84	5.49	$15,753,900

The fair value of each option granted in 2011 and 2010 was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Year Granted	Option Fair Value	Risk Free Interest Rate	Expected Life (Years)	Implied Volatility	Dividend Yield
2011	$11.28 / $15.42	1.94% / 1.14%	6 / 6	28.0% / 28.5%	.32% / .23%
2010	$9.80 / $10.11	2.43% / 2.28%	6 / 6	28.3% / 27.8%	.26% / .24%

Options outstanding as of December 31, 2011 are exercisable as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 12.75 - $ 13.01	110,588	7.13	$12.86	69,460	$12.83
16.52 - 20.32	156,601	4.76	18.57	140,347	18.76
20.46 - 53.34	401,425	7.21	29.71	209,981	22.89
	668,614	6.62	$24.31	419,788	$19.84

The total intrinsic value of options exercised during 2011 and 2010 was $1.8 million and $0.7 million, respectively.  The total fair value of shares vested during 2011 and 2010 was $2.2 million and $1.9 million, respectively.

All unexercised options at December 31, 2011 have an exercise price equal to the fair market value on the date of the grant.

As of December 31, 2011, the Company had $2.0 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.6 years.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2011 and December 25, 2010

7.             Line of Credit and Subordinated Notes:

The Company has a revolving credit facility with The PrivateBank and Trust Company and BMO Harris Bank N.A. (the “Line of Credit”).  The Line of Credit, entered into on July 13, 2010 with a four-year term and aggregate commitment of $30.0 million, replaced a $40.0 million facility with Bank of America, N.A. and The PrivateBank and Trust Company.

The Line of Credit was used to complete the redemption of the Renewable Unsecured Subordinated Notes (as indicated below) and has been and will continue to be used for general corporate purposes.  Borrowings under the Line of Credit are subject to certain borrowing base limitations, and the Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of December 31, 2011, the Company was in compliance with all of its financial covenants and the Company had no borrowings outstanding under the Line of Credit.  (See Note 14 — “Subsequent Events”).

The Line of Credit allows the Company to choose between three interest rate options in connection with its borrowings.  The interest rate options are the Base Rate, LIBOR and Fixed Rate (all as defined within the Line of Credit) plus an applicable margin of 0.50%, 2.75% and 2.75%, respectively.  Interest periods for LIBOR borrowings can be one, two or three months, and interest periods for Fixed Rate borrowings can be one, two, three or four years as selected by the Company.  The Line of Credit also provides for non-utilization fees of 0.25% per annum on the daily average of the unused commitment.

Renewable Unsecured Subordinated Notes

In 2006, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes (the “Notes”) that was declared effective in June of that year.  The Company made interest payments of $1.1 million on the Notes during 2010 and on July 30, 2010, the Company redeemed all of its outstanding Notes and subsequently deregistered all securities pursuant to the registration.  The redemption price equaled 100% of the principal amount, plus accrued and unpaid interest up to the redemption date.  The Company borrowed $16.0 million on its Line of Credit to finance the redemption.

8.             Accrued Liabilities

Accrued liabilities at December 31, 2011 and December 25, 2010 are as follows:

	December 31, 2011	December 25, 2010
Accrued salaries, wages, commissions and bonuses	$483,200	$680,500
Accrued vacation	205,100	191,000
Accrued restructuring liability	170,000	170,000
Accrued interest	19,400	50,200
Other	468,300	421,900
	$1,346,000	$1,513,600

9.             Discounted Lease Rentals

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 5.3% at December 31, 2011 on a non-recourse basis.  As of December 31, 2011, the entire $20,800 liability balance is current.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2011 and December 25, 2010

10.          Income Taxes:

A reconciliation of the expected federal income tax expense based on the federal statutory tax rate to the actual income tax expense is provided below:

	Year Ended
	December 31, 2011	December 25, 2010
Federal income tax expense at statutory rate (35%)	$8,183,600	$6,145,100
Valuation allowance	577,700	249,400
State and local income taxes, net of federal benefit	827,700	766,500
Permanent differences, including stock option expenses	(223,600)	122,600
Other, net	(78,800)	(55,100)
Actual income tax expense	$9,286,600	$7,228,500

Components of the provision for income taxes are as follows:

	Year Ended
	December 31, 2011	December 25, 2010
Current:
Federal	$4,718,000	$4,717,200
State	860,000	973,100
Foreign	377,000	322,000
Current provision	5,955,000	6,012,300
Deferred:
Federal	2,890,500	979,000
State	441,100	237,200
Deferred provision	3,331,600	1,216,200
Total provision for income taxes	$9,286,600	$7,228,500

The tax effects of temporary differences that give rise to the net deferred income tax assets and liabilities are presented below:

	December 31, 2011	December 25, 2010
Deferred tax assets:
Accounts receivable and lease reserves	$315,600	$393,300
Accrued restructuring charge	65,500	66,800
Non-qualified stock option expense	1,026,000	865,200
Deferred franchise and software license fees	464,700	420,100
Trademarks	98,300	108,900
Lease deposits	943,800	803,200
Loss from and impairment of equity and note investments	2,660,700	2,122,300
Valuation allowance	(2,660,700)	(2,083,000)
Other	305,900	222,600
Total deferred tax assets	3,219,800	2,919,400
Deferred tax liabilities:
Lease revenue and initial direct costs	(8,776,600)	(5,132,600)
Depreciation and amortization	(263,100)	(275,100)
Total deferred tax liabilities	(9,039,700)	(5,407,700)
Total net deferred tax liabilities	$(5,819,900)	$(2,488,300)

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2011 and December 25, 2010

During the years ended December 31, 2011 and December 25, 2010, $249,500 and $17,600, respectively, was directly credited to stockholders’ equity to account for excess tax benefits related to stock option exercises.

The Company has assessed its taxable earnings history and prospective future taxable income.  Based upon this assessment, the Company has determined that it is more likely than not that its deferred tax assets will be realized in future periods and no valuation allowance is necessary, except for the deferred tax assets related to the loss from and impairment of equity and note investments.  As a result, valuation allowances of $2.7 million and $2.1 million as of December 31, 2011 and December 25, 2010, respectively, have been recorded.

The amount of unrecognized tax benefits, including interest and penalties, as of December 31, 2011 and December 25, 2010, was $334,800 and $163,300, respectively, primarily for potential foreign and state taxes.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense for all periods presented.  The Company had accrued approximately $25,300 and $7,400 for the payment of interest and penalties at December 31, 2011 and December 25, 2010, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Total
Balance at December 26, 2009	$112,100
Increases related to current year tax positions	59,500
Additions for tax positions of prior years	9,900
Expiration of the statute of limitations for the assessment of taxes	(25,600)
Balance at December 25, 2010	155,900
Increases related to current year tax positions	88,600
Additions for tax positions of prior years	103,700
Expiration of the statute of limitations for the assessment of taxes	(38,700)
Balance at December 31, 2011	$309,500

The Company and its subsidiaries file income tax returns in the U.S. federal, numerous state and certain foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.  The Internal Revenue Service concluded its examination of our U.S. federal tax returns for the fiscal years ended 2007 and 2008 in 2010.  We expect various statutes of limitation to expire during the next 12 months.  Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2011 and December 25, 2010

11.          Commitments and Contingencies:

Employee Benefit Plan

The Company provides a 401(k) Savings Incentive Plan which covers substantially all employees.  The plan provides for matching contributions and optional profit-sharing contributions at the discretion of the Board of Directors.  Employee contributions are fully vested; matching and profit sharing contributions are subject to a five-year service vesting schedule.  Company contributions to the plan for 2011 and 2010 were $280,000 and $266,100, respectively.

Operating Leases

As of December 31, 2011, the Company rents its corporate headquarters in a facility with a lease that expires in August 2019 as well as satellite office space in Georgia, Colorado and California with leases that expire from 2012 to 2014.  These leases require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rent.  Total rent expense under operating leases was $840,600 in 2011 and $826,600 in 2010.  As of December 31, 2011, minimum rental commitments under noncancelable operating leases, exclusive of maintenance, insurance, taxes and other expenses, are as follows:

2012	$551,100
2013	546,000
2014	512,000
2015	516,600
2016	525,000
Thereafter	1,440,000
Total	$4,090,700

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

At December 31, 2011 and December 25, 2010, total deferred rent included in our consolidated balance sheets was $1.2 million and $1.3 million, respectively, of which $1.1 million and $1.2 million, respectively was included in other liabilities.

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

December 31, 2011 and December 25, 2010

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

	Year Ended
	December 31, 2011	December 25, 2010
Revenue:
Franchising	$34,923,300	$31,227,300
Leasing	16,411,700	9,976,300
Total revenue	$51,335,000	$41,203,600

Reconciliation to operating income:
Franchising segment contribution	$18,389,300	$15,434,600
Leasing segment contribution	6,458,300	3,104,400
Total operating income	$24,847,600	$18,539,000

Depreciation and amortization:
Franchising	$371,800	$361,900
Leasing	107,300	104,300
Total depreciation and amortization	$479,100	$466,200

	As of
	December 31, 2011	December 25, 2010
Identifiable assets:
Franchising	$7,753,200	$2,788,000
Leasing	33,374,000	32,962,300
Unallocated	6,618,500	6,371,700
Total	$47,745,700	$42,122,000

Revenues are all generated from United States operations other than franchising revenues from Canadian operations of $2.5 million and $2.2 million in fiscal 2011 and 2010, respectively.  All long-lived assets are located within the United States.

13. Related Party Transactions:

On April 2, 2010, in connection with the Company’s existing stock repurchase plan, Winmark repurchased 25,000 shares of common stock from Ronald G. Olson, a greater than 5% shareholder, for aggregate consideration of $562,500, or $22.50 per share.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2011 and December 25, 2010

14.          Subsequent Events:

On January 18, 2012, the Company announced that its Board of Directors approved the payment of a special dividend to shareholders (the “Special Dividend”).  The Special Dividend of $5.00 per share paid on March 1, 2012, totaled $25.4 million and was financed by a combination of cash on hand as well as net borrowings under the Line of Credit of $12.8 million.

On January 30, 2012, the Line of Credit was amended to, among other things, provide the consent of the lenders for the payment of the Special Dividend and to amend certain financial covenant calculations to remove the effect of the Special Dividend in such calculations.

On February 29, 2012, the Line of Credit was amended to, among other things, increase the aggregate commitments from $30.0 million to $35.0 million and extend the termination date from July 31, 2014 to February 29, 2016.

15.          Quarterly Financial Data (Unaudited):

The Company’s unaudited quarterly results for the years ended December 31, 2011 and December 25, 2010 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2011
Total Revenue	$11,104,900	$15,224,800	$11,773,500	$13,231,800	$51,335,000
Income from Operations	5,212,000	6,084,100	6,645,700	6,905,800	24,847,600
Net Income	3,026,300	3,400,200	3,483,500	4,185,000	14,095,000
Net Income Per Common Share — Basic	$.61	$.68	$.70	$.84	$2.83
Net Income Per Common Share - Diluted	$.58	$.65	$.66	$.80	$2.69
2010
Total Revenue	$9,842,800	$9,879,100	$11,007,300	$10,474,400	$41,203,600
Income from Operations	3,796,500	4,202,600	5,208,400	5,331,500	18,539,000
Net Income	2,181,100	2,338,700	2,690,000	3,119,200	10,329,000
Net Income Per Common Share — Basic	$.43	$.47	$.54	$.62	$2.05
Net Income Per Common Share - Diluted	$.42	$.45	$.51	$.60	$1.98

The total of basic and diluted earnings per common share by quarter may not equal the totals for the year as there are changes in the weighted average number of common shares outstanding each quarter and basic and diluted earnings per common share are calculated independently for each quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation

We have audited the accompanying consolidated balance sheets of Winmark Corporation (a Minnesota Corporation) and subsidiaries (the “Company”) as of December 31, 2011 and December 25, 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2011 and December 25, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winmark Corporation and subsidiaries as of December 31, 2011 and December 25, 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
March 15, 2012

ITEM 9:                                               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:                                      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective as of December 31, 2011.  During the period covered by this Annual Report on Form 10-K, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

PART III

ITEM 10:                                        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Election of Directors,” “Executive Officers,” “Audit Committee,” “Majority of Independent Directors; Committees of Independent Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics and Business Conduct,” appearing in our proxy statement for the annual meeting of stockholders to be held on April 25, 2012 are incorporated herein by reference.

ITEM 11:                                        EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation” and “Director Compensation” appearing in our proxy statement for the annual meeting of stockholders to be held on April 25, 2012 are incorporated herein by reference.

ITEM 12:                                        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Securities Authorized for Issuance Under Equity Compensation Plans” appearing in our proxy statement for the annual meeting of stockholders to be held on April 25, 2012 are incorporated herein by reference.

ITEM 13:                                        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,AND DIRECTOR INDEPENDENCE

The sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons” and “Majority of Independent Directors; Committees of Independent Directors” appearing in our proxy statement for the annual meeting of stockholders to be held on April 25, 2012 is incorporated herein by reference.

ITEM 14:             PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled “Principal Accounting Fees and Services” appearing in our proxy statement for the annual meeting of stockholders to be held April 25, 2012 is incorporated herein by reference.

PART IV

ITEM 15:                                        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

1.                                      Financial Statements

The financial statements filed as part of this report are listed on the Index to

Consolidated Financial Statements on page 26.

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

WINMARK CORPORATION

By: /s/ JOHN L. MORGAN	Date: March 15, 2012
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

SIGNATURE	TITLE	DATE

/s/ JOHN L. MORGAN	Chairman of the Board and Chief Executive Officer	March 15, 2012
John L. Morgan	(principal executive officer)

/s/ ANTHONY D. ISHAUG	Chief Financial Officer and Treasurer	March 15, 2012
Anthony D. Ishaug	(principal financial and accounting officer)

/s/ JENELE C. GRASSLE	Director	March 15, 2012
Jenele C. Grassle

/s/ KIRK A. MACKENZIE	Director	March 15, 2012
Kirk A. MacKenzie

/s/ DEAN B. PHILLIPS	Director	March 15, 2012
Dean B. Phillips

/s/ PAUL C. REYELTS	Director	March 15, 2012
Paul C. Reyelts

/s/ MARK L. WILSON	Director	March 15, 2012
Mark L. Wilson

/s/ STEVEN C. ZOLA	Director	March 15, 2012
Steven C. Zola

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

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

Exhibit Number	Description
10.16	Modification Agreement by and between Winmark Corporation and BridgeFunds, LLC dated October 22, 2009 (Exhibit 10.2)(15)
10.17	2010 Stock Option Plan, including forms of stock option agreements (Exhibit 10.18) (4) (16)
10.18	Credit Agreement, dated July 13, 2010, among Winmark Corporation and its subsidiaries and The PrivateBank and Trust Company (Exhibit 10.2)(17)
10.19	Security Agreements, dated July 13, 2010, among Winmark Corporation, each of its subsidiaries and The PrivateBank and Trust Company (Exhibit 10.3)(17)
10.20	Pledge Agreement, dated July 13, 2010, among Winmark Corporation and The PrivateBank and Trust Company (Exhibit 10.4)(17)
10.21	First Amendment to Modification Agreement by and between Winmark Corporation and BridgeFunds, LLC dated October 20, 2010 (Exhibit 10.1)(18)
10.22	Second Amendment to Modification Agreement by and between Winmark Corporation and BridgeFunds, LLC dated July 22, 2011 (Exhibit 10.1)(19)
10.23	Amendment No. 1 to Credit Agreement, among Winmark Corporation and its subsidiaries, The PrivateBank and Trust Company, and BMO Harris Bank N.A., dated January 30, 2012 (Exhibit 10.1)(20)
10.24	Amendment No. 2 to Credit Agreement, among Winmark Corporation and its subsidiaries, The PrivateBank and Trust Company, and BMO Harris Bank N.A., dated February 29, 2012 (Exhibit 10.1)(21)
21.1	Subsidiaries: Grow Biz Games, Inc., a Minnesota corporation; Winmark Capital Corporation, a Minnesota corporation and Wirth Business Credit, Inc., a Minnesota corporation
23.1*	Consent of GRANT THORNTON LLP; Independent Registered Public Accounting Firm
24.1	Power of Attorney (Contained on signature page to this Form 10-K)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the annual report on Form 10-K of Winmark Corporation and Subsidiaries for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements tagged as blocks of text.+

*              Filed Herewith

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

(19)                          Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2011.

(20)                          Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on January 31, 2012.

(21)                          Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on March 1, 2012.