Form 10-Q
period 2012-03-31
WINMARK CORP
filed 2012-04-25
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Common stock, no par value, 5,075,954 shares outstanding as of April 18, 2012.

WINMARK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$2,093,400	$9,020,100
Marketable securities	—	1,043,800
Receivables, less allowance for doubtful accounts of $16,700 and $15,100	1,282,400	1,316,200
Net investment in leases - current	11,465,300	11,746,900
Income tax receivable	—	116,500
Inventories	69,100	68,500
Prepaid expenses	437,400	362,000
Total current assets	15,347,600	23,674,000
Net investment in leases - long-term	18,096,700	18,102,000
Long-term investments, less allowance for losses of $883,100 and $883,100	3,780,000	3,817,400
Property and equipment, net	1,384,000	1,474,800
Other assets	677,500	677,500
	$39,285,800	$47,745,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$12,100,000	$—
Accounts payable	1,269,800	1,460,300
Income tax payable	58,200	—
Accrued liabilities	1,709,900	1,346,000
Discounted lease rentals	13,900	20,800
Rents received in advance	282,000	274,700
Deferred revenue	1,376,800	1,212,400
Deferred income taxes	3,487,900	3,464,800
Total current liabilities	20,298,500	7,779,000
Long-Term Liabilities:
Rents received in advance	194,500	269,400
Deferred revenue	847,300	844,300
Other liabilities	1,314,200	1,389,200
Deferred income taxes	2,607,100	2,355,100
Total long-term liabilities	4,963,100	4,858,000
Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 5,075,954 and 4,987,643 shares issued and outstanding	1,565,800	629,800
Accumulated other comprehensive income	—	17,000
Retained earnings	12,458,400	34,461,900
Total shareholders’ equity	14,024,200	35,108,700
	$39,285,800	$47,745,700

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2012	March 26, 2011
REVENUE:
Royalties	$8,288,500	$7,052,800
Leasing income	2,392,100	3,235,000
Merchandise sales	709,800	501,400
Franchise fees	285,000	75,000
Other	158,000	240,700
Total revenue	11,833,400	11,104,900
COST OF MERCHANDISE SOLD	664,300	482,900
LEASING EXPENSE	239,800	518,700
PROVISION FOR CREDIT LOSSES	(53,000)	45,400
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,136,100	4,845,900
Income from operations	5,846,200	5,212,000
LOSS FROM EQUITY INVESTMENTS	(37,400)	(77,000)
INTEREST EXPENSE	(69,800)	(31,100)
INTEREST AND OTHER INCOME	46,300	17,200
Income before income taxes	5,785,300	5,121,100
PROVISION FOR INCOME TAXES	(2,269,300)	(2,094,800)
NET INCOME	$3,516,000	$3,026,300
EARNINGS PER SHARE – BASIC	$.70	$.61
EARNINGS PER SHARE – DILUTED	$.67	$.58
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	5,052,952	4,989,588
WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	5,280,202	5,215,484

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2012	March 26, 2011

NET INCOME	$3,516,000	$3,026,300
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Unrealized net gains on marketable securities:
Reclassification adjustment for net gains included in net income	(28,000)	—
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	(28,000)	—
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME:
Unrealized net gains on marketable securities:
Reclassification adjustment for net gains included in net income	11,000	—
OTHER COMPREHENSIVE LOSS, NET OF TAX	(17,000)	—
COMPREHENSIVE INCOME	$3,499,000	$3,026,300

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2012	March 26, 2011
OPERATING ACTIVITIES:
Net income	$3,516,000	$3,026,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	114,500	120,500
Provision for credit losses	(53,000)	45,400
Compensation expense related to stock options	205,400	170,400
Deferred income taxes	275,100	—
Loss (gain) on sale of marketable securities	(30,000)	600
Loss from equity investments	37,400	77,000
Deferred initial direct costs	(152,000)	(52,100)
Amortization of deferred initial direct costs	102,300	150,700
Tax benefits on exercised stock options	(327,400)	(69,800)
Change in operating assets and liabilities:
Receivables	33,800	492,300
Income tax receivable / payable	513,100	582,900
Inventories	(600)	38,100
Prepaid expenses	(75,400)	(25,600)
Accounts payable	(190,500)	1,161,700
Accrued and other liabilities	288,900	1,690,400
Rents received in advance and security deposits	107,600	76,200
Other assets	—	3,000
Deferred revenue	167,400	216,800

Net cash provided by operating activities	4,532,600	7,704,800
INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	1,311,600	160,400
Purchase of marketable securities	(265,800)	—
Purchase of property and equipment	(23,700)	(32,400)
Purchase of equipment for lease contracts	(4,338,000)	(4,720,000)
Principal collections on lease receivables	4,545,500	4,405,700

Net cash provided by (used for) investing activities	1,229,600	(186,300)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	14,600,000	—
Payments on line of credit	(2,500,000)	(5,300,000)
Repurchases of common stock	—	(2,499,300)
Proceeds from exercises of stock options	403,200	421,300
Dividends paid	(25,519,500)	(99,800)
Tax benefits on exercised stock options	327,400	69,800

Net cash used for financing activities	(12,688,900)	(7,408,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,926,700)	110,500
Cash and cash equivalents, beginning of period	9,020,100	2,257,100
Cash and cash equivalents, end of period	$2,093,400	$2,367,600
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$19,800	$90,200
Cash paid for income taxes	$1,481,100	$1,348,200

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.              Management’s Interim Financial Statement Representation:

The accompanying consolidated condensed financial statements have been prepared by Winmark Corporation and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The Company has a 52/53 week year which ends on the last Saturday in December.  The information in the consolidated condensed financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements.  The consolidated condensed financial statements and notes are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q, and therefore do not contain certain information included in the Company’s annual consolidated financial statements and notes.  This report should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

Revenues and operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

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

4.              Investments:

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities:

	March 31, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Equity securities	$—	$—	$1,015,800	$1,043,800

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive income are as follows:

	March 31, 2012	December 31, 2011
Unrealized gains	$—	$32,900
Unrealized losses	—	(4,900)
Net unrealized gains/(losses)	$—	$28,000

The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

	Three Months Ended
	March 31, 2012	March 26, 2011
Realized gains	$42,300	$—
Realized losses	(12,300)	(600)
Net realized gains/(losses)	$30,000	$(600)

Amounts reclassified out of accumulated other comprehensive income into earnings is determined by using the average cost of the security when sold.

Long-Term Investments

The Company has an investment in Tomsten, Inc. (“Tomsten”), the parent company of “Archiver’s” retail chain.  The Company has invested a total of $8.5 million in the purchase of common stock of Tomsten.  The Company’s investment currently represents 22.0% of the outstanding common stock of Tomsten.  As of March 31, 2012, $0.3 million of the Company’s investment, with a current carrying value of $2.5 million, is attributable to goodwill.  The amount of goodwill was determined by calculating the difference between the Company’s net investment in Tomsten less its pro rata share of Tomsten’s net worth.

The Company has a $2.0 million investment in senior subordinated promissory notes with warrants in BridgeFunds Limited (“BridgeFunds”).  BridgeFunds advances funds to claimants involved in civil litigation to cover litigation expenses.  Monthly prepayment of the principal of such notes in an amount equal to Available Cash Flow (as defined within the agreements governing the notes) is required, and the maturity date of the notes is June 30, 2012.  During the three months ended March 31, 2012, the Company did not receive any payments of principal or interest on the notes.  The Company stopped accruing interest on this investment as of September 30, 2010.  The Company has deemed this investment to be impaired, and in evaluating the investment for impairment has determined that its present value of expected future cash flows, discounted at the effective interest rate on the notes of 15%, is less than the recorded investment in the notes.  In developing its estimate of expected future cash flows, the Company used certain information obtained from BridgeFunds concerning existing liabilities, claimant cases outstanding and historical default rates on claimant advances, and made certain assumptions regarding the timing of case settlements, the payment of future liabilities and future default rates.  The Company recognized $883,100 in impairment charges during 2011 and established a corresponding valuation allowance accordingly.  Based upon the Company’s estimate of expected future cash flows as of March 31, 2012, there were no additional impairment charges during the three month period then ended.  As of March 31, 2012, the $1.3 million net investment balance inclusive of $0.2 million of related interest receivable is classified as long-term based on expected payments from Available Cash Flow.

5.                                      Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	March 31, 2012	December 31, 2011
Direct financing and sales-type leases:
Minimum lease payments receivable	$27,040,200	$27,413,300
Estimated residual value of equipment	2,992,700	2,764,400
Unearned lease income net of initial direct costs deferred	(4,198,600)	(4,217,000)
Security deposits	(2,624,000)	(2,448,800)
Equipment installed on leases not yet commenced	6,476,800	6,489,200
Total investment in direct financing and sales-type leases	29,687,100	30,001,100
Allowance for credit losses	(759,200)	(803,800)
Net investment in direct financing and sales-type leases	28,927,900	29,197,300

Operating leases:
Operating lease assets	1,302,500	1,218,900
Less accumulated depreciation and amortization	(668,400)	(567,300)
Net investment in operating leases	634,100	651,600

Total net investment in leasing operations	$29,562,000	$29,848,900

As of March 31, 2012, the $29.6 million total net investment in leases consists of $11.5 million classified as current and $18.1 million classified as long-term.  As of December 31, 2011, the $29.8 million total net investment in leases consists of $11.7 million classified as current and $18.1 million classified as long-term.

As of March 31, 2012, leased assets with one customer approximated 13% of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2012 and the full fiscal years thereafter as of March 31, 2012:

	Direct Financing and Sales-Type Leases		Operating Leases
	Minimum Lease Payments Receivable	Income Amortization	Minimum Lease Payments Receivable
2012	$11,200,300	$2,343,800	$1,055,600
2013	9,312,400	1,402,400	1,517,800
2014	4,776,900	366,900	132,400
2015	1,251,700	79,300	—
2016	498,900	6,200	—
Thereafter	—	—	—
	$27,040,200	$4,198,600	$2,705,800

The activity in the allowance for credit losses for leasing operations during the first three months of 2012 and 2011, respectively, is as follows:

	March 31, 2012	March 26, 2011
Balance at beginning of period	$803,800	$907,800
Provisions charged to expense	(53,000)	45,400
Recoveries	34,100	25,100
Deductions for amounts written-off	(25,700)	(117,800)
Balance at end of period	$759,200	$860,500

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	March 31, 2012		December 31, 2011
	Investment In Leases	Allowance for Credit Losses	Investment In Leases	Allowance for Credit Losses
Collectively evaluated for loss potential	$29,687,100	$759,200	$30,001,100	$803,800
Individually evaluated for loss potential	—	—	—	—
Total	$29,687,100	$759,200	$30,001,100	$803,800

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

	March 31, 2012
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$26,835,700	$—	$—	$94,300	$26,930,000
Small-Ticket	2,757,100	—	—	—	2,757,100
Total Investment in Leases	$29,592,800	$—	$—	$94,300	$29,687,100

	December 31, 2011
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$25,650,500	$932,100	$—	$—	$26,582,600
Small-Ticket	3,351,400	48,300	—	18,800	3,418,500
Total Investment in Leases	$29,001,900	$980,400	$—	$18,800	$30,001,100

6.              New Accounting Pronouncements:

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its accounting guidance on the presentation of other comprehensive income (OCI) in an entity’s financial statements.  The amended guidance eliminates the option to present the components of OCI as part of the statement of changes in shareholders’ equity and provides two options for presenting OCI: in a statement included in the income statement or in a separate statement immediately following the income statement.  The amendments do not change the guidance for the items that have to be reported in OCI or when an item of OCI has to be moved into net income.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company has adopted the amended presentation guidance in this quarterly report on Form 10-Q (see Consolidated Condensed Statements of Comprehensive Income) and such adoption has not impacted the consolidated results of the Company.

In September 2011, the FASB amended its accounting guidance on testing goodwill for impairment by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary.  The amendments do not change the guidance for how goodwill is calculated or when goodwill is tested for impairment.  The amendments are effective for fiscal years beginning after December 15, 2011.  The Company adopted the new guidance on January 1, 2012 and such adoption has not impacted the consolidated results of the Company.

7.              Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended
	March 31, 2012	March 26, 2011
Denominator for basic EPS — weighted average common shares	5,052,952	4,989,588
Dilutive shares associated with option plans	227,250	225,896
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	5,280,202	5,215,484

Options excluded from EPS calculation — anti-dilutive	4,494	14,487

8.              Shareholders’ Equity:

Dividends

On January 18, 2012, the Company’s Board of Directors approved the payment of a $0.03 per share quarterly cash dividend and $5.00 per share special cash dividend (the “Special Dividend”) to shareholders of record at the close of business on February 8, 2012, both of which were paid on March 1, 2012.  The Special Dividend totaled $25.4 million and was financed by a combination of cash on hand as well as net borrowings under the Line of Credit of $12.8 million.  (See Note 9 — “Line of Credit”).

Repurchase of Common Stock

The Company did not repurchase any shares of its common stock in the first three months of 2012.  Under the Board of Directors’ authorization, as of March 31, 2012, the Company has the ability to repurchase 495,872 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

The Company had authorized up to 750,000 shares of common stock be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2001 Stock Option Plan (the “2001 Plan”).  The 2001 Plan expired on February 20, 2011.  The Company has authorized up to 250,000 shares of common stock to be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2010 Stock Option Plan (the “2010 Plan”).

The Company also sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors Plan”) and has reserved a total of 300,000 shares for issuance to directors of the Company who are not employees.

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of March 31, 2012 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 31, 2011	668,614	$24.31	6.62	$22,101,800
Exercised	(119,662)	20.31
Outstanding at March 31, 2012	548,952	$25.19	6.90	$17,979,700

Exercisable at March 31, 2012	300,126	$17.86	5.75	$11,489,900

During the three months ended March 31, 2012, option holders surrendered 31,351 shares of previously owned common stock as payment for option shares exercised as provided for by the Option Plans.  No options were granted during the three months ended March 31, 2012 or the three months ended March 26, 2011.  All unexercised options at March 31, 2012 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $205,400 and $170,400 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first three months of 2012 and 2011, respectively.  As of March 31, 2012, the Company had $1.8 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average period of approximately 2.3 years.

9.  Line of Credit

On January 30, 2012, the Company’s Line of Credit with The PrivateBank and Trust Company and BMO Harris Bank N.A. was amended to, among other things, provide the consent of the lenders for the payment of the Special Dividend and to amend certain financial covenant calculations to remove the effect of the Special Dividend in such calculations.

On February 29, 2012, the Line of Credit was amended to, among other things, increase the aggregate commitments from $30.0 million to $35.0 million and extend the termination date from July 31, 2014 to February 29, 2016.

During the three months ended March 31, 2012, the Line of Credit was used to finance in part the Special Dividend (as indicated above) and has been and will continue to be used for general corporate purposes.  Borrowings under the Line of Credit are subject to certain borrowing base limitations, and the Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of March 31, 2012, the Company was in compliance with all of its financial covenants and the Company’s borrowing availability under the Line of Credit was $35.0 million (the lesser of the borrowing base or the aggregate commitments).  There were $12.1 million in borrowings outstanding under the Line of Credit bearing interest ranging from 3.24% to 3.75%, leaving $22.9 million available for additional borrowings.

10.  Segment Reporting:

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

	Three Months Ended
	March 31, 2012	March 26, 2011
Revenue:
Franchising	$9,441,300	$7,849,900
Leasing	2,392,100	3,255,000
Total revenue	$11,833,400	$11,104,900

Reconciliation to operating income:
Franchising segment contribution	$4,828,500	$3,740,800
Leasing segment contribution	1,017,700	1,471,200
Total operating income	$5,846,200	$5,212,000

Depreciation:
Franchising	$88,900	$93,700
Leasing	25,600	26,800
Total depreciation	$114,500	$120,500

	As of
	March 31, 2012	December 31, 2011
Identifiable assets:
Franchising	$2,418,100	$7,753,200
Leasing	31,601,400	33,374,000
Unallocated	5,266,300	6,618,500
Total	$39,285,800	$47,745,700

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of March 31, 2012, we had 939 franchises operating under the Plato’s Closet, Play it Again Sports, Once Upon a Child and Music Go Round brands and had a leasing portfolio of $29.6 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most profitable source of franchising revenue is royalties received from our franchise partners.  During the first three months of 2012, our royalties increased $1.2 million or 17.5% compared to the first three months of 2011.

During the first three months of 2012, we purchased $4.3 million in equipment for lease customers compared to $4.7 million in the first three months of 2011.  Overall, our leasing portfolio (net investment in leases — current and long-term) decreased to $29.6 million at March 31, 2012 from $29.8 million at December 31, 2011.  Leasing income net of leasing expense during the first three months of 2012 was $2.2 million compared to $2.7 million in the same period last year.  Fluctuations in period-to-period leasing income and leasing expense result primarily from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the purchases of equipment for lease customers and the medium- to long-term trend in the size of the leasing portfolio.  Our earnings are also impacted by credit losses.  During the first three months of 2012, our provision for credit losses decreased to $(53,000) from $45,400 in the first three months of 2011.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first three months of 2012, selling, general and administrative expense increased $292,200, or 6.0%, compared to the first three months of 2011.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first three months ended March 31, 2012:

					THREE MONTHS ENDED 3/31/12
	TOTAL 12/31/11	OPENED	CLOSED	TOTAL 3/31/12	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Plato’s Closet Franchises - US and Canada	324	9	(0)	333	12	12
Play It Again Sports Franchises - US and Canada	325	1	(4)	322	28	23
Once Upon A Child Franchises - US and Canada	247	2	(0)	249	2	2
Music Go Round Franchises - US	34	1	(0)	35	—	—
Total Franchised Stores	930	13	(4)	939	42	37

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the first three months of 2012, we renewed 37 of the 42 franchise agreements available for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended
	March 31, 2012	March 26, 2011
Revenue:
Royalties	70.0%	63.5%
Leasing income	20.2	29.1
Merchandise sales	6.0	4.5
Franchise fees	2.4	0.7
Other	1.4	2.2
Total revenue	100.0%	100.0%

Cost of merchandise sold	(5.6)	(4.3)
Leasing expense	(2.0)	(4.7)
Provision for credit losses	0.4	(0.4)
Selling, general and administrative expenses	(43.4)	(43.6)
Income from operations	49.4	47.0

Loss from equity investments	(0.3)	(0.7)
Interest expense	(0.6)	(0.3)
Interest and other income	0.4	0.1
Income before income taxes	48.9	46.1
Provision for income taxes	(19.2)	(18.9)
Net income	29.7%	27.2%

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 26, 2011

Revenue

Revenues for the first three months of 2012 totaled $11.8 million compared to $11.1 million for the comparable period in 2011.

Royalties and Franchise Fees

Royalties increased to $8.3 million for the first three months of 2012 from $7.1 million for the first three months of 2011, a 17.5% increase.  The increase was due to higher Plato’s Closet and Once Upon A Child royalties of $0.9 million and $0.5 million, respectively.  The increase in royalties for these brands is primarily due to higher franchisee retail sales in these brands as well as having 31 additional Plato’s Closet franchise stores in the first three months of 2012 compared to the same period last year.

Franchise fees increased to $285,000 for the first three months of 2012 compared to $75,000 for the first three months of 2011, primarily as a result of opening 10 more franchises in the 2012 period compared to the same period in 2011.

Leasing Income

Leasing income decreased to $2.4 million for the first three months of 2012 compared to $3.2 million for the same period in 2011.  The decrease is primarily due to a lower level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports buying group, or through our Computer Support Center (together, “Direct Franchisee Sales”).  Direct Franchisee Sales increased to $709,800 for the first three months of 2012 compared to $501,400 in the same period of 2011.  The increase is due to an increase in buying group sales and increased technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold increased to $664,300 for the first three months of 2012 compared to $482,900 in the same period of 2011.  The increase was due to an increase in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first three months of 2012 and 2011 was 93.6% and 96.3%, respectively.

Leasing Expense

Leasing expense decreased to $239,800 for the first three months of 2012 compared to $518,700 for the first three months of 2011.  The decrease is primarily due to a decrease in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was $(53,000) for the first three months of 2012 compared to $45,400 for the first three months of 2011.  Provision levels for the periods presented were impacted by net recoveries/write-offs as well as a lower level of delinquencies, primarily in the small-ticket financing business portion of our leasing segment.  During the first three months of 2012, we had total net recoveries of $8,400 compared to total net write-offs of $92,700 in the first three months of 2011.

Selling, General and Administrative

Selling, general and administrative expenses increased 6.0% to $5.1 million in the first three months of 2012 from $4.8 million in the same period of 2011.  The increase was primarily due to an increase in compensation and benefits expense.

Loss from Equity Investments

During the first quarter of 2012 and 2011, we recorded losses of $37,400 and $77,000, respectively, from our investment in Tomsten (representing our pro-rata share of losses for the periods).

Interest Expense

Interest expense increased to $69,800 for the first three months of 2012 compared to $31,100 for the first three months of 2011.  The increase is primarily due to higher corporate borrowings.

Interest and Other Income

During the first three months of 2012, we had interest and other income of $46,300 compared to $17,200 of interest and other income in the first three months of 2011.  The increase is primarily due to realized gains on sales of marketable securities during the first three months of 2012.  (See Note 4 — “Investments”).

Income Taxes

The provision for income taxes was calculated at an effective rate of 39.2% and 40.9% for the first three months of 2012 and 2011, respectively.  The lower effective rate in 2012 compared to 2011 is primarily due to a decrease in state taxes.

Segment Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 26, 2011

Franchising Segment Operating Income

The franchising segment’s operating income for the first three months of 2012 increased by $1.1 million, or 29.1%, to $4.8 million from $3.7 million for the first three months of 2011.  The increase in segment contribution was primarily due to increased royalty revenue.

Leasing Segment Operating Income

The leasing segment’s operating income for the first three months of 2012 decreased by $0.5 million to $1.0 million from $1.5 million for the first three months of 2011.  The decrease in segment contribution was primarily due to a decrease in leasing income.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the consolidated statement of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation, compensation expense related to stock options, loss from equity investments and impairment of investment in notes.  The most significant component of the consolidated balance sheet that affects liquidity is our long-term investments.  Long-term investments include $3.8 million of illiquid investments in two private companies: Tomsten, Inc. and BridgeFunds, LLC.  (See Note 4 — “Investments”).

We ended the first quarter of 2012 with $2.1 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 0.8 to 1.0 compared to $2.4 million in cash and cash equivalents and a current ratio of 1.5 to 1.0 at the end of the first quarter of 2011.

Operating activities provided $4.5 million of cash during the first three months of 2012 compared to $7.7 million during the same period last year.  Cash provided by operating assets and liabilities during the 2012 period include an increase in deferred and current income taxes net of tax benefits on exercised stock options of $0.5 million.

Investing activities provided $1.2 million of cash during the first three months of 2012 compared to $0.2 million used during the same period of 2011.  The 2012 activities consisted primarily of the purchase of equipment for lease customers of $4.3 million, collections on lease receivables of $4.5 million and proceeds from sale of marketable securities of $1.3 million.

Financing activities used $12.7 million of cash during the first three months of 2012 compared to $7.4 million used during the same period of 2011.  The 2012 activities consisted primarily of net proceeds and tax benefits from exercises of stock options of $0.7 million, net borrowings on our line of credit of $12.1 million and $25.5 million for the payment of dividends.  (See Note 8 — “Shareholder’s Equity”).

As of March 31, 2012, we had no off balance sheet arrangements.

As of March 31, 2012, our borrowing availability under our credit agreement with The PrivateBank and Trust Company and BMO Harris Bank, N.A. (the “Line of Credit”) was $35.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $12.1 million in borrowings outstanding at March 31, 2012 under the Line of Credit bearing interest ranging from 3.24% to 3.75%, leaving $22.9 million available for additional borrowings.

The Line of Credit, which has a termination date of February 29, 2016, has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of March 31, 2012, we were in compliance with all of our financial covenants.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first three months of 2012, the Company collected $89,400 more than it estimated at December 31, 2011.  As of March 31, 2012, the Company’s royalty receivable was $945,900.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet.  As of March 31, 2012, deferred franchise fees were $1,050,600.

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

A provision is charged against earnings to maintain the allowance for credit losses at the appropriate level.  If the actual results are different from the Company’s estimates, results could be different.  The Company’s policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent.  (See Note 5 — “Investment in Leasing Operations”).

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

Impairment of Long-term Investments

The Company evaluates its long-term equity investments for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying amount may not be recoverable.  The impairment, if any, is measured by the difference between the assets’ carrying amount and their fair value (as prescribed by applicable accounting guidance), based on the best information available, including market prices, discounted cash flow analysis or other financial metrics that management utilizes to help determine fair value.  Judgments made by management related to the fair value of its long-term equity investments are affected by factors such as the ongoing financial performance of the investees, additional capital raised by the investees as well as general changes in the economy.  If there are significant changes in the actual performance of the long-term equity investments versus the Company’s estimates, the carrying value of these investments could be significantly impacted.

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

Forward Looking Statements

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, the Company’s belief that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, as well as its disclosures regarding market rate risk are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions.  See the section appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 entitled “Risk Factors” and Part II, Item 1A in this Report for a more complete discussion of certain factors that may cause the Company’s actual results to differ from those in its forward looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial markets risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At March 31, 2012, the Company had available a $35.0 million line of credit with The PrivateBank and Trust Company and BMO Harris Bank, N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (less than three months) or the bank’s index rate for borrowings one year or greater.  The Company had $12.1 million of debt outstanding at March 31, 2012 under this line of credit, all of which was in the form of short-term borrowings subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates.  With the Company’s borrowings at March 31, 2012, a one percent increase in short-term rates would reduce annual pretax earnings by $121,000.  The Company had no interest rate derivatives in place at March 31, 2012.

None of the Company’s cash and cash equivalents at March 31, 2012 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Although the Company conducts business in foreign countries, international operations are not material to its consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to the Company’s results of operations for the three months ended March 31, 2012.  Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on its future costs or on future cash flows it would receive from its foreign activity.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 1A:  Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  If any of those factors were to occur, they could materially adversely affect the Company’s financial condition or future results, and could cause its actual results to differ materially from those expressed in its forward-looking statements in this report.  The Company is aware of no material changes to the Risk Factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan

January 1, 2012 to February 4, 2012	—	—	—	495,872
February 5, 2012 to March 3, 2012	—	—	—	495,872
March 4, 2012 to March 31, 2012	—	—	—	495,872

(1)                                 The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 5,000,000 shares, of which 495,872 may still be repurchased

ITEM 3:  Defaults Upon Senior Securities

None.

ITEM 4:  Mine Safety Disclosures

Not applicable.

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

31.1                        Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2                        Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1                        Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2                        Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101                           Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements tagged as blocks of text.+

*Filed Herewith

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

Date: April 25, 2012	By:	/s/ John L. Morgan
John L. Morgan Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: April 25, 2012	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2012

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements tagged as blocks of text.+

*Filed Herewith

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