Form 10-Q
period 2012-06-30
WINMARK CORP
filed 2012-07-27
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Common stock, no par value, 5,026,698 shares outstanding as of July 20, 2012.

WINMARK CORPORATION AND SUBSIDIARIES

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	CONSOLIDATED CONDENSED BALANCE SHEETS: June 30, 2012 and December 31, 2011	3

	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS: Three Months Ended June 30, 2012 and June 25, 2011 Six Months Ended June 30, 2012 and June 25, 2011	4

	CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME: Three Months Ended June 30, 2012 and June 25, 2011 Six Months Ended June 30, 2012 and June 25, 2011	5

	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS: Six Months Ended June 30, 2012 and June 25, 2011	6

	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	7 – 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

	SIGNATURES	27

PART I.             FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$2,037,300	$9,020,100
Marketable securities	116,600	1,043,800
Receivables, less allowance for doubtful accounts of $16,000 and $15,100	1,041,900	1,316,200
Net investment in leases - current	11,454,500	11,746,900
Income tax receivable	1,171,000	116,500
Inventories	84,600	68,500
Prepaid expenses	401,100	362,000
Total current assets	16,307,000	23,674,000
Net investment in leases - long-term	20,618,000	18,102,000
Long-term investments, less allowance for losses of $883,100 and $883,100	3,539,300	3,817,400
Property and equipment, net	1,323,500	1,474,800
Other assets	677,500	677,500
	$42,465,300	$47,745,700
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$12,800,000	$—
Accounts payable	1,252,300	1,460,300
Accrued liabilities	2,187,500	1,346,000
Discounted lease rentals	403,200	20,800
Rents received in advance	276,800	274,700
Deferred revenue	1,635,600	1,212,400
Deferred income taxes	3,487,900	3,464,800
Total current liabilities	22,043,300	7,779,000
Long-Term Liabilities:
Discounted lease rentals	542,900	—
Rents received in advance	152,200	269,400
Deferred revenue	882,800	844,300
Other liabilities	1,351,500	1,389,200
Deferred income taxes	2,607,100	2,355,100
Total long-term liabilities	5,536,500	4,858,000
Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 5,026,698 and 4,987,643 shares issued and outstanding	—	629,800
Accumulated other comprehensive income	2,200	17,000
Retained earnings	14,883,300	34,461,900
Total shareholders’ equity	14,885,500	35,108,700
	$42,465,300	$47,745,700

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
REVENUE:
Royalties	$7,693,900	$6,819,300	$15,982,400	$13,872,100
Leasing income	3,285,000	6,980,200	5,677,100	10,215,200
Merchandise sales	656,800	833,000	1,366,600	1,334,400
Franchise fees	270,000	245,000	555,000	320,000
Other	286,700	347,300	444,700	588,000
Total revenue	12,192,400	15,224,800	24,025,800	26,329,700
COST OF MERCHANDISE SOLD	633,500	794,200	1,297,800	1,277,100
LEASING EXPENSE	325,700	3,340,200	565,500	3,858,900
PROVISION FOR CREDIT LOSSES	(14,900)	(24,100)	(67,900)	21,300
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,221,600	5,030,400	10,357,700	9,876,300
Income from operations	6,026,500	6,084,100	11,872,700	11,296,100
LOSS FROM EQUITY INVESTMENTS	(240,700)	(142,900)	(278,100)	(219,900)
IMPAIRMENT OF INVESTMENT IN NOTES	—	(252,900)	—	(252,900)
INTEREST EXPENSE	(122,300)	(26,900)	(192,100)	(58,000)
INTEREST AND OTHER INCOME	(10,000)	13,900	36,300	31,100
Income before income taxes	5,653,500	5,675,300	11,438,800	10,796,400
PROVISION FOR INCOME TAXES	(2,249,100)	(2,275,100)	(4,518,400)	(4,369,900)
NET INCOME	$3,404,400	$3,400,200	$6,920,400	$6,426,500
EARNINGS PER SHARE – BASIC	$.67	$.68	$1.37	$1.29
EARNINGS PER SHARE – DILUTED	$.65	$.65	$1.31	$1.23
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	5,056,289	4,980,844	5,054,620	4,985,220
WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	5,268,245	5,239,443	5,274,223	5,227,468

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011

NET INCOME	$3,404,400	$3,400,200	$6,920,400	$6,426,500
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Unrealized net gains (losses) on marketable securities:
Unrealized holding net gains (losses) losses arising during period	3,600	—	3,600	(1,000)
Reclassification adjustment for net gains included in net income	—	—	(28,000)	—
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	3,600	—	(24,400)	(1,000)
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME:
Unrealized net gains (losses) on marketable securities:
Unrealized holding net gains (losses) losses arising during period	(1,400)	—	(1,400)	400
Reclassification adjustment for net gains included in net income	—	—	11,000	—
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME	(1,400)	—	9,600	400
OTHER COMPREHENSIVE GAIN (LOSS), NET OF TAX	2,200	—	(14,800)	(600)
COMPREHENSIVE INCOME	$3,406,600	$3,400,200	$6,905,600	$6,425,900

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2012	June 25, 2011
OPERATING ACTIVITIES:
Net income	$6,920,400	$6,426,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	219,400	242,700
Provision for credit losses	(67,900)	21,300
Compensation expense related to stock options	437,400	351,100
Deferred income taxes	275,100	—
Loss (gain) on sale of marketable securities	(30,000)	600
Loss from equity investments	278,100	219,900
Impairment of investment in notes	—	252,900
Deferred initial direct costs	(414,200)	(179,600)
Amortization of deferred initial direct costs	273,100	335,800
Tax benefits on exercised stock options	(327,400)	(137,600)
Change in operating assets and liabilities:
Receivables	274,300	197,600
Income tax receivable / payable	(717,500)	1,882,200
Inventories	(16,100)	35,600
Prepaid expenses	(39,100)	58,500
Accounts payable	(208,000)	765,100
Accrued and other liabilities	803,800	367,300
Rents received in advance and security deposits	167,500	19,300
Other assets	—	3,000
Deferred revenue	461,700	412,900
Net cash provided by operating activities	8,290,600	11,275,100
INVESTING ACTIVITIES:
Purchase of long term investments	—	(1,000,000)
Proceeds from sale of marketable securities	1,313,500	160,400
Purchase of marketable securities	(380,700)	(8,400)
Purchase of property and equipment	(68,100)	(112,700)
Purchase of equipment for lease contracts	(10,913,900)	(10,947,800)
Principal collections on lease receivables	8,566,100	10,908,300
Net cash used for investing activities	(1,483,100)	(1,000,200)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	17,600,000	1,500,000
Payments on line of credit	(4,800,000)	(10,300,000)
Repurchases of common stock	(2,574,700)	(3,313,500)
Proceeds from exercises of stock options	403,200	729,100
Dividends paid	(25,722,100)	(249,200)
Proceeds from discounted lease rentals	975,900	—
Tax benefits on exercised stock options	327,400	137,600
Net cash used for financing activities	(13,790,300)	(11,496,000)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,982,800)	(1,221,100)
Cash and cash equivalents, beginning of period	9,020,100	2,257,100
Cash and cash equivalents, end of period	$2,037,300	$1,036,000
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$161,600	$130,900
Cash paid for income taxes	$5,024,300	$2,329,600

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

Revenues and operating results for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

3.     Fair Value Measurements:

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

4.     Investments:

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities:

	June 30, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Equity securities	$113,000	$116,600	$1,015,800	$1,043,800

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive income are as follows:

	June 30, 2012	December 31, 2011
Unrealized gains	$3,600	$32,900
Unrealized losses	—	(4,900)
Net unrealized gains	$3,600	$28,000

The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Realized gains	$—	$—	$42,300	$—
Realized losses	—	—	(12,300)	(600)
Net realized gains/(losses)	$—	$—	$30,000	$(600)

Amounts reclassified out of accumulated other comprehensive income into earnings is determined by using the average cost of the security when sold.

Long-Term Investments

The Company has an investment in Tomsten, Inc. (“Tomsten”), the parent company of “Archiver’s” retail chain.  The Company has invested a total of $8.5 million in the purchase of common stock of Tomsten.  The Company’s investment currently represents 22.0% of the outstanding common stock of Tomsten.  As of June 30, 2012, $0.3 million of the Company’s investment, with a current carrying value of $2.2 million, is attributable to goodwill.  The amount of goodwill was determined by calculating the difference between the Company’s net investment in Tomsten less its pro rata share of Tomsten’s net worth.

The Company has a $2.0 million investment in senior subordinated promissory notes with warrants in BridgeFunds Limited (“BridgeFunds”).  BridgeFunds advances funds to claimants involved in civil litigation to cover litigation expenses.  Monthly prepayment of the principal of such notes in an amount equal to Available Cash Flow (as defined within the agreements governing the notes) is required.  In July 2012, the Company entered into an amendment to the agreement governing the notes whereby the maturity date of all of the outstanding notes was changed to June 30, 2013.  During the six months ended June 30, 2012, the Company did not receive any payments of principal or interest on the notes.  The Company stopped accruing interest on this investment as of September 30, 2010.  The Company has deemed this investment to be impaired, and in evaluating the investment for impairment has determined that its present value of expected future cash flows, discounted at the effective interest rate on the notes of 15%, is less than the recorded investment in the notes.  In developing its estimate of expected future cash flows, the Company used certain information obtained from BridgeFunds concerning existing liabilities, claimant cases outstanding and historical default rates on claimant advances, and made certain assumptions regarding the timing of case settlements, the payment of future liabilities and future default rates.  The Company recognized $883,100 in impairment charges during 2011 and established a corresponding valuation allowance accordingly.  Based upon the Company’s estimate of expected future cash flows as of June 30, 2012, there were no additional impairment charges during the six month period then ended.  As of June 30, 2012, the $1.3 million net investment balance inclusive of $0.2 million of related interest receivable is classified as long-term based on expected payments from Available Cash Flow.

5.     Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	June 30, 2012	December 31, 2011
Direct financing and sales-type leases:
Minimum lease payments receivable	$27,709,500	$27,413,300
Estimated residual value of equipment	2,904,200	2,764,400
Unearned lease income net of initial direct costs deferred	(4,575,700)	(4,217,000)
Security deposits	(2,731,300)	(2,448,800)
Equipment installed on leases not yet commenced	9,087,700	6,489,200
Total investment in direct financing and sales-type leases	32,394,400	30,001,100
Allowance for credit losses	(785,800)	(803,800)
Net investment in direct financing and sales-type leases	31,608,600	29,197,300
Operating leases:
Operating lease assets	1,131,300	1,218,900
Less accumulated depreciation and amortization	(667,400)	(567,300)
Net investment in operating leases	463,900	651,600
Total net investment in leasing operations	$32,072,500	$29,848,900

As of June 30, 2012, the $32.1 million total net investment in leases consists of $11.5 million classified as current and $20.6 million classified as long-term.  As of December 31, 2011, the $29.8 million total net investment in leases consists of $11.7 million classified as current and $18.1 million classified as long-term.

As of June 30, 2012, leased assets with one customer approximated 11% of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2012 and the full fiscal years thereafter as of June 30, 2012:

	Direct Financing and Sales-Type Leases		Operating Leases
	Minimum Lease Payments Receivable	Income Amortization	Minimum Lease Payments Receivable
2012	$7,940,500	$2,103,800	$653,400
2013	11,989,200	1,918,400	1,517,800
2014	5,765,400	466,700	132,400
2015	1,515,200	81,000	—
2016	499,200	5,800	—
Thereafter	—	—	—
	$27,709,500	$4,575,700	$2,303,600

The activity in the allowance for credit losses for leasing operations during the first six months of 2012 and 2011, respectively, is as follows:

	June 30, 2012	June 25, 2011
Balance at beginning of period	$803,800	$907,800
Provisions charged to expense	(67,900)	21,300
Recoveries	159,900	178,700
Deductions for amounts written-off	(110,000)	(262,300)
Balance at end of period	$785,800	$845,500

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	June 30, 2012		December 31, 2011
	Investment In Leases	Allowance for Credit Losses	Investment In Leases	Allowance for Credit Losses
Collectively evaluated for loss potential	$32,394,400	$785,800	$30,001,100	$803,800
Individually evaluated for loss potential	—	—	—	—
Total	$32,394,400	$785,800	$30,001,100	$803,800

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

	June 30, 2012
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$30,015,600	$—	$—	$—	$30,015,600
Small-Ticket	2,374,500	—	—	4,300	2,378,800
Total Investment in Leases	$32,390,100	$—	$—	$4,300	$32,394,400

	December 31, 2011
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$25,650,500	$932,100	$—	$—	$26,582,600
Small-Ticket	3,351,400	48,300	—	18,800	3,418,500
Total Investment in Leases	$29,001,900	$980,400	$—	$18,800	$30,001,100

6.              New Accounting Pronouncements:

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its accounting guidance on the presentation of other comprehensive income (“OCI”) in an entity’s financial statements.  The amended guidance eliminates the option to present the components of OCI as part of the statement of changes in shareholders’ equity and provides two options for presenting OCI: in a statement included in the income statement or in a separate statement immediately following the income statement.  The amendments do not change the guidance for the items that have to be reported in OCI or when an item of OCI has to be moved into net income.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted the amended presentation guidance in its quarterly report on Form 10-Q for the fiscal period ended March 31, 2012 (see Consolidated Condensed Statements of Comprehensive Income) and such adoption has not impacted the consolidated results of the Company.

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

7.     Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Denominator for basic EPS – weighted average common shares	5,056,289	4,980,844	5,054,620	4,985,220
Dilutive shares associated with option plans	211,956	258,599	219,603	242,248
Denominator for diluted EPS – weighted average common shares and dilutive potential common shares	5,268,245	5,239,443	5,274,223	5,227,468
Options excluded from EPS calculation – anti-dilutive	25,554	11,459	17,110	20,006

8.     Shareholders’ Equity:

Dividends

On January 18, 2012, the Company’s Board of Directors approved the payment of a $0.03 per share quarterly cash dividend and $5.00 per share special cash dividend (the “Special Dividend”) to shareholders of record at the close of business on February 8, 2012, both of which were paid on March 1, 2012.  The Special Dividend totaled $25.4 million and was financed by a combination of cash on hand as well as net borrowings under the Line of Credit of $12.8 million.  (See Note 9 – “Line of Credit”).

On April 25, 2012, the Company’s Board of Directors approved the payment of a $0.04 per share quarterly cash dividend to shareholders of record at the close of business on May 9, 2012, which was paid on June 1, 2012.

Repurchase of Common Stock

In the first six months of 2012, the Company repurchased 49,256 shares of its common stock for an aggregate purchase price of $2.6 million or $52.27 per share.  These repurchase transactions reduced the dollar amount of common stock on the balance sheet to zero, with the remainder recorded to retained earnings.  Under the Board of Directors’ authorization, as of June 30, 2012, the Company has the ability to repurchase an additional 446,616 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

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

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of June 30, 2012 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 31, 2011	668,614	$24.31	6.62	$22,101,800
Granted	72,500	53.30
Exercised	(119,662)	20.31
Outstanding at June 30, 2012	621,452	$28.47	7.03	$18,695,300
Exercisable at June 30, 2012	341,309	$18.83	5.74	$13,016,600

During the six months ended June 30, 2012, option holders surrendered 31,351 shares of previously owned common stock as payment for option shares exercised as provided for by the Option Plans.  All unexercised options at June 30, 2012 have an exercise price equal to the fair market value on the date of the grant.

The fair value of options granted under the Option Plans during the first six months of 2012 and 2011 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Six Months Ended
	June 30, 2012	June 25, 2011
Risk free interest interest rate	0.88%	1.94%
Expected life (years)	6	6
Expected volatility	31.4%	28.0%
Dividend yield	2.06%	.32%
Option fair value	$12.95	$11.28

Compensation expense of $437,400 and $351,100 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first six months of 2012 and 2011, respectively.  As of June 30, 2012, the Company had $2.5 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average period of approximately 2.6 years.

9.  Line of Credit:

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

During the six months ended June 30, 2012, the Line of Credit was used to finance in part the Special Dividend (as indicated above) and has been and will continue to be used for general corporate purposes.  Borrowings under the Line of Credit are subject to certain borrowing base limitations, and the Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of June 30, 2012, the Company was in compliance with all of its financial covenants and the Company’s borrowing availability under the Line of Credit was $35.0 million (the lesser of the borrowing base or the aggregate commitments).  There were $12.8 million in borrowings outstanding under the Line of Credit bearing interest ranging from 2.99% to 3.75%, leaving $22.2 million available for additional borrowings.

10.  Discounted Lease Rentals:

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 2.84% at June 30, 2012 on a non-recourse basis.

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

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Revenue:
Franchising	$8,907,400	$8,224,600	$18,348,700	$16,074,500
Leasing	3,285,000	7,000,200	5,677,100	10,255,200
Total revenue	$12,192,400	$15,224,800	$24,025,800	$26,329,700

Reconciliation to operating income:
Franchising segment contribution	$4,271,300	$3,712,300	$9,099,800	$7,453,100
Leasing segment contribution	1,755,200	2,371,800	2,772,900	3,843,000
Total operating income	$6,026,500	$6,084,100	$11,872,700	$11,296,100

Depreciation:
Franchising	$81,300	$27,400	$170,200	$54,200
Leasing	23,600	94,800	49,200	188,500
Total depreciation	$104,900	$122,200	$219,400	$242,700

	As of
	June 30, 2012	December 31, 2011
Identifiable assets:
Franchising	$2,207,700	$7,753,200
Leasing	34,038,000	33,374,000
Unallocated	6,219,600	6,618,500
Total	$42,465,300	$47,745,700

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of June 30, 2012, we had 946 franchises operating under the Plato’s Closet, Play it Again Sports, Once Upon a Child and Music Go Round brands and had a leasing portfolio of $32.1 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most profitable source of franchising revenue is royalties received from our franchise partners.  During the first six months of 2012, our royalties increased $2.1 million or 15.2% compared to the first six months of 2011.

During the first six months of 2012, we purchased $10.9 million in equipment for lease customers compared to $10.9 million in the first six months of 2011.  Overall, our leasing portfolio (net investment in leases — current and long-term) increased to $32.1 million at June 30, 2012 from $29.8 million at December 31, 2011.  Leasing income net of leasing expense during the first six months of 2012 was $5.1 million compared to $6.4 million in the same period last year.  Fluctuations in period-to-period leasing income and leasing expense result primarily from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the purchases of equipment for lease customers and the medium- to long-term trend in the size of the leasing portfolio.  Our earnings are also impacted by credit losses.  During the first six months of 2012, our provision for credit losses decreased to $(67,900) from $21,300 in the first six months of 2011.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first six months of 2012, selling, general and administrative expense increased $481,400, or 4.9%, compared to the first six months of 2011.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals. The following is a summary of our franchising activity for the first six months ended June 30, 2012:

					SIX MONTHS ENDED 6/30/12
	TOTAL 12/31/11	OPENED	CLOSED	TOTAL 6/30/12	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Plato’s Closet Franchises - US and Canada	324	17	(0)	341	17	17
Play It Again Sports Franchises - US and Canada	325	1	(7)	319	43	41
Once Upon A Child Franchises - US and Canada	247	4	(0)	251	3	3
Music Go Round Franchises - US	34	1	(0)	35	0	0
Total Franchised Stores	930	23	(7)	946	63	61

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the first six months of 2012, we renewed 61 of the 63 franchise agreements available for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Revenue:
Royalties	63.1%	44.8%	66.5%	52.7%
Leasing income	26.9	45.8	23.6	38.8
Merchandise sales	5.4	5.5	5.7	5.1
Franchise fees	2.2	1.6	2.3	1.2
Other	2.4	2.3	1.9	2.2
Total revenue	100.0	100.0	100.0	100.0

Cost of merchandise sold	(5.2)	(5.2)	(5.4)	(4.8)
Leasing expense	(2.7)	(21.9)	(2.4)	(14.7)
Provision for credit losses	0.1	0.1	0.3	(0.1)
Selling, general and administrative expenses	(42.8)	(33.0)	(43.1)	(37.5)
Income from operations	49.4	40.0	49.4	42.9
Loss from equity investments	(2.0)	(0.9)	(1.2)	(0.8)
Impairment of investment in notes	—	(1.7)	—	(1.0)
Interest expense	(1.0)	(0.2)	(0.8)	(0.2)
Interest and other income	(0.1)	0.1	0.2	0.1
Income before income taxes	46.3	37.3	47.6	41.0
Provision for income taxes	(18.4)	(15.0)	(18.8)	(16.6)
Net income	27.9%	22.3%	28.8%	24.4%

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 25, 2011

Revenue

Revenues for the quarter ended June 30, 2012 totaled $12.2 million compared to $15.2 million for the comparable period in 2011.

Royalties and Franchise Fees

Royalties increased to $7.7 million for the second quarter of 2012 from $6.8 million for the second quarter of 2011, a 12.8% increase.  The increase was primarily due to higher Plato’s Closet and Once Upon A Child royalties of $0.6 million and $0.2 million, respectively.  The increase in royalties for these brands is primarily due to higher franchisee retail sales in these brands as well as having 33 additional Plato’s Closet franchise stores in the second quarter of 2012 compared to the same period last year.

Franchise fees increased to $270,000 for the second quarter of 2012 compared to $245,000 for the second quarter of 2011, primarily as a result of opening one more franchise in the 2012 period compared to the same period in 2011.

Leasing Income

Leasing income decreased to $3.3 million for the second quarter of 2012 compared to $7.0 million for the same period in 2011.  The decrease is due to a lower level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports buying group, or through our Computer Support Center (together, “Direct Franchisee Sales”).  Direct Franchisee Sales decreased to $656,800 for the second quarter of 2012 compared to $833,000 in the same period of 2011.  The decrease is due to a decrease in buying group sales, partially offset by increased technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold decreased to $633,500 for the second quarter of 2012 compared to $794,200 in the same period of 2011.  The decrease was due to a decrease in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the second quarter of 2012 and 2011 was 96.5% and 95.3%, respectively.

Leasing Expense

Leasing expense decreased to $0.3 million for the second quarter of 2012 compared to $3.3 million for the second quarter of 2011.  The decrease is due to a decrease in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was $(14,900) for the second quarter of 2012 compared to $(24,100) for the second quarter of 2011.  Provision levels for the periods presented were impacted by net recoveries as well as a lower level of delinquencies, primarily in the small-ticket financing business portion of our leasing segment.  During the second quarter of 2012, we had total net recoveries of $41,500 compared to total net recoveries of $9,100 in the second quarter of 2011.

Selling, General and Administrative

Selling, general and administrative expenses increased 3.8% to $5.2 million in the second quarter of 2012 from $5.0 million in the same period of 2011.  The increase was primarily due to an increase in compensation and benefits expense.

Loss from Equity Investments

During the second quarter of 2012 and 2011, we recorded losses of $240,700 and $142,900, respectively, from our investment in Tomsten (representing our pro-rata share of losses for the periods).

Impairment of Investment in Notes

During the second quarter of 2012 and 2011, we recorded impairment charges of $0 and $252,900, respectively, for our investment in BridgeFunds notes as a result of our estimate of expected future cash flows from the investment.  (See Note 4 — “Investments”).

Interest Expense

Interest expense increased to $122,300 for the second quarter of 2012 compared to $26,900 for the second quarter of 2011.  The increase is due to higher corporate borrowings.

Interest and Other Income

During the second quarter of 2012, we had interest and other income of $(10,000) compared to $13,900 of interest and other income in the second quarter of 2011.

Income Taxes

The provision for income taxes was calculated at an effective rate of 39.8% and 40.1% for the second quarter of 2012 and 2011, respectively.  The lower effective rate in 2012 compared to 2011 is primarily due to a decrease in state taxes.

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 25, 2011

Revenue

Revenues for the first six months of 2012 totaled $24.0 million compared to $26.3 million for the comparable period in 2011.

Royalties and Franchise Fees

Royalties increased to $16.0 million for the first six months of 2012 from $13.9 million for the first six months of 2011, a 15.2% increase.  The increase was due to higher Plato’s Closet and Once Upon A Child royalties of $1.5 million and $0.7 million, respectively.  The increase in royalties for these brands is primarily due to higher franchisee retail sales in these brands as well as having 33 additional Plato’s Closet franchise stores in the first six months of 2012 compared to the same period last year.

Franchise fees increased to $555,000 for the first six months of 2012 compared to $320,000 for the first six months of 2011, primarily as a result of opening eleven more franchises in the 2012 period compared to the same period in 2011.

Leasing Income

Leasing income decreased to $5.7 million for the first six months of 2012 compared to $10.2 million million for the same period in 2011.  The decrease is due to a lower level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports buying group, or through our Computer Support Center (together, “Direct Franchisee Sales”).  Direct Franchisee Sales increased to $1.4 million for the first six months of 2012 compared to $1.3 million in the same period of 2011.  The increase is due to an increase in technology purchases by our franchisees, partially offset by decreased buying group sales.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold of $1.3 million for the first six months of 2012 was comparable to $1.3 million in the same period of 2011.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first six months of 2012 and 2011 was 95.0% and 95.7%, respectively.

Leasing Expense

Leasing expense decreased to $0.6 million for the first six months of 2012 compared to $3.9 million for the first six months of 2011.  The decrease is due to a decrease in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was $(67,900) for the first six months of 2012 compared to $21,300 for the first six months of 2011.  Provision levels for the periods presented were impacted by net recoveries/write-offs as well as a lower level of delinquencies, primarily in the small-ticket financing business portion of our leasing segment.  During the first six months of 2012, we had total net recoveries of $49,900 compared to total net write-offs of $83,600 in the first six months of 2011.

Selling, General and Administrative

Selling, general and administrative expenses increased 4.9% to $10.4 million in the first six months of 2012 from $9.9 million in the same period of 2011.  The increase was primarily due to an increase in compensation and benefits expense.

Loss from Equity Investments

During the first six months of 2012 and 2011, we recorded losses of $278,100 and $219,900, respectively, from our investment in Tomsten (representing our pro-rata share of losses for the periods).

Impairment of Investment in Notes

During the first six months of 2012 and 2011, we recorded impairment charges of $0 and $252,900, respectively, for our investment in BridgeFunds notes as a result of our estimate of expected future cash flows from the investment.  (See Note 4 — “Investments”).

Interest Expense

Interest expense increased to $192,100 for the first six months of 2012 compared to $58,000 for the first six months of 2011.  The increase is due to higher corporate borrowings.

Interest and Other Income

During the first six months of 2012, we had interest and other income of $36,300 compared to $31,100 of interest and other income in the first six months of 2011.

Income Taxes

The provision for income taxes was calculated at an effective rate of 39.5% and 40.5% for the first six months of 2012 and 2011, respectively.  The lower effective rate in 2012 compared to 2011 is primarily due to a decrease in state taxes.

Segment Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 25, 2011

Franchising Segment Operating Income

The franchising segment’s operating income for the second quarter of 2012 increased by $0.6 million, or 15.1%, to $4.3 million from $3.7 million for the second quarter of 2011.  The increase in segment contribution was primarily due to increased royalty revenue.

Leasing Segment Operating Income

The leasing segment’s operating income for the second quarter of 2012 decreased by $0.6 million to $1.8 million from $2.4 million for the second quarter of 2011.  The decrease in segment contribution was primarily due to a decrease in leasing income net of leasing expense.

Segment Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 25, 2011

Franchising Segment Operating Income

The franchising segment’s operating income for the first six months of 2012 increased by $1.6 million, or 22.1%, to $9.1 million from $7.5 million for the first six months of 2011.  The increase in segment contribution was primarily due to increased royalty revenue.

Leasing Segment Operating Income

The leasing segment’s operating income for the first six months of 2012 decreased by $1.0 million to $2.8 million from $3.8 million for the first six months of 2011.  The decrease in segment contribution was primarily due to a decrease in leasing income net of leasing expense.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the consolidated statement of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation, compensation expense related to stock options, loss from equity investments and impairment of investment in notes.  A significant component of the consolidated balance sheet that affects liquidity is our long-term investments.  Long-term investments include $3.5 million of illiquid investments in two private companies: Tomsten, Inc. and BridgeFunds, LLC.  (See Note 4 — “Investments”).

We ended the second quarter of 2012 with $2.0 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 0.7 to 1.0 compared to $1.0 million in cash and cash equivalents and a current ratio of 1.6 to 1.0 at the end of the second quarter of 2011.

Operating activities provided $8.3 million of cash during the first six months of 2012 compared to $11.3 million provided during the same period last year.  The $3.0 million change in cash provided by operating activities was primarily due to an increase in cash paid for income taxes.

Investing activities used $1.5 million of cash during the first six months of 2012 compared to $1.0 million used during the same period of 2011.  The 2012 activities consisted primarily of the purchase of equipment for lease customers of $10.9 million, collections on lease receivables of $8.6 million and proceeds from sale of marketable securities of $1.3 million.

Financing activities used $13.8 million of cash during the first six months of 2012 compared to $11.5 million used during the same period of 2011.  The 2012 activities consisted primarily of net proceeds and tax benefits from exercises of stock options of $0.7 million, net borrowings on our line of credit of $12.8 million, proceeds from discounted lease rentals of $1.0 million, $25.7 million used for the payment of dividends and $2.6 million used to purchase 49,256 shares of our common stock.  (See Note 8 — “Shareholders’ Equity”).

As of June 30, 2012, we had no off balance sheet arrangements.

As of June 30, 2012, our borrowing availability under our credit agreement with The PrivateBank and Trust Company and BMO Harris Bank, N.A. (the “Line of Credit”) was $35.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $12.8 million in borrowings outstanding at June 30, 2012 under the Line of Credit bearing interest ranging from 2.99% to 3.75%, leaving $22.2 million available for additional borrowings.

The Line of Credit, which has a termination date of February 29, 2016, has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of June 30, 2012, we were in compliance with all of our financial covenants.

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

We believe that the combination of our cash on hand, the cash generated from our franchising business, cash generated from discounting sources and our Line of Credit will be adequate to fund our planned operations through 2013.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first six months of 2012, the Company collected $91,200 more than it estimated at December 31, 2011.  As of June 30, 2012, the Company’s royalty receivable was $942,700.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet.  As of June 30, 2012, deferred franchise fees were $1,275,900.

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

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial markets risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At June 30, 2012, the Company had available a $35.0 million line of credit with The PrivateBank and Trust Company and BMO Harris Bank, N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (less than three months) or the bank’s index rate for borrowings one year or greater.  The Company had $12.8 million of debt outstanding at June 30, 2012 under this line of credit, all of which was in the form of short-term borrowings subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates.  With the Company’s borrowings at June 30, 2012, a one percent increase in short-term rates would reduce annual pretax earnings by $128,000.  The Company had no interest rate derivatives in place at June 30, 2012.

None of the Company’s cash and cash equivalents at June 30, 2012 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Although the Company conducts business in foreign countries, international operations are not material to its consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to the Company’s results of operations for the six months ended June 30, 2012.  Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on its future costs or on future cash flows it would receive from its foreign activity.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan

April 1, 2012 to May 5, 2012	10,428	$52.29	10,428	485,444
May 6, 2012 to June 2, 2012	16,417	52.80	16,417	469,027
June 3, 2012 to June 30, 2012	22,411	51.88	22,411	446,616

(1)                                 The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 5,000,000 shares, of which 446,616 may still be repurchased

ITEM 3:  Defaults Upon Senior Securities

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

ITEM 6:   Exhibits

3.1                               Articles of Incorporation, as amended (Exhibit 3.1)(1)

3.2                               By-laws, as amended and restated to date (Exhibit 3.2)(2)

10.1                        Third Amendment to Modification Agreement by and between Winmark Corporation and BridgeFunds, LLC dated July 26, 2012.*

31.1                        Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2                        Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1                        Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2                        Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101                           Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of  Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.+

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

Date: July 27, 2012	By:	/s/ John L. Morgan
John L. Morgan
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date: July 27, 2012	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2012

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)

3.2	By-laws, as amended and restated to date (Exhibit 3.2)(2)

10.1	Third Amendment to Modification Agreement by and between Winmark Corporation and BridgeFunds, LLC dated July 26, 2012.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.+

*Filed Herewith

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