Form 10-Q
period 2012-09-29
WINMARK CORP
filed 2012-10-25
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

or

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

Common stock, no par value, 4,986,539 shares outstanding as of October 19, 2012.

WINMARK CORPORATION AND SUBSIDIARIES

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	CONSOLIDATED CONDENSED BALANCE SHEETS: September 29, 2012 and December 31, 2011	3

	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS: Three Months Ended September 29, 2012 and September 24, 2011 Nine Months Ended September 29, 2012 and September 24, 2011	4

	CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME: Three Months Ended September 29, 2012 and September 24, 2011 Nine Months Ended September 29, 2012 and September 24, 2011	5

	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS: Nine Months Ended September 29, 2012 and September 24, 2011	6

	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	7 – 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

	SIGNATURES	27

PART I.                                                     FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 29, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$2,249,200	$9,020,100
Marketable securities	90,400	1,043,800
Receivables, less allowance for doubtful accounts of $18,100 and $15,100	1,164,500	1,316,200
Net investment in leases - current	10,764,800	11,746,900
Income tax receivable	427,800	116,500
Inventories	85,300	68,500
Prepaid expenses	573,300	362,000
Total current assets	15,355,300	23,674,000

Net investment in leases - long-term	23,373,200	18,102,000
Long-term investments, less allowance for losses of $1,543,800 and $883,100	2,506,300	3,817,400
Property and equipment, net	1,229,700	1,474,800
Other assets	677,500	677,500
	$43,142,000	$47,745,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$10,700,000	$—
Accounts payable	1,511,300	1,460,300
Accrued liabilities	2,443,900	1,346,000
Discounted lease rentals	570,100	20,800
Rents received in advance	206,600	274,700
Deferred revenue	1,583,400	1,212,400
Deferred income taxes	3,447,600	3,464,800
Total current liabilities	20,462,900	7,779,000

Long-Term Liabilities:
Discounted lease rentals	658,600	—
Rents received in advance	135,100	269,400
Deferred revenue	923,800	844,300
Other liabilities	1,289,700	1,389,200
Deferred income taxes	2,586,500	2,355,100
Total long-term liabilities	5,593,700	4,858,000

Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 4,993,927 and 4,987,643 shares issued and outstanding	—	629,800
Accumulated other comprehensive (loss) income	(1,200)	17,000
Retained earnings	17,086,600	34,461,900
Total shareholders’ equity	17,085,400	35,108,700
	$43,142,000	$47,745,700

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
REVENUE:
Royalties	$9,178,400	$8,046,400	$25,160,800	$21,918,500
Leasing income	4,312,700	2,369,300	9,989,800	12,584,500
Merchandise sales	716,600	664,300	2,083,200	1,998,700
Franchise fees	411,000	516,200	966,000	836,200
Other	180,400	177,300	625,100	765,300
Total revenue	14,799,100	11,773,500	38,824,900	38,103,200

COST OF MERCHANDISE SOLD	684,400	631,400	1,982,200	1,908,500

LEASING EXPENSE	770,700	290,400	1,336,200	4,149,300

PROVISION FOR CREDIT LOSSES	(1,700)	(13,100)	(69,600)	8,200

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,882,200	4,219,100	15,239,900	14,095,400

Income from operations	8,463,500	6,645,700	20,336,200	17,941,800

LOSS FROM EQUITY INVESTMENTS	(372,300)	(224,700)	(650,400)	(444,600)

IMPAIRMENT OF INVESTMENT IN NOTES	(660,700)	(293,200)	(660,700)	(546,100)

INTEREST EXPENSE	(110,200)	(26,200)	(302,300)	(84,200)

INTEREST AND OTHER INCOME (EXPENSE)	14,300	(9,000)	50,600	22,100

Income before income taxes	7,334,600	6,092,600	18,773,400	16,889,000

PROVISION FOR INCOME TAXES	(3,075,100)	(2,609,100)	(7,593,500)	(6,979,000)

NET INCOME	$4,259,500	$3,483,500	$11,179,900	$9,910,000

EARNINGS PER SHARE — BASIC	$.85	$.70	$2.22	$1.99

EARNINGS PER SHARE — DILUTED	$.82	$.66	$2.13	$1.89

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	5,013,822	4,970,046	5,041,023	4,980,160

WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	5,222,719	5,263,343	5,257,057	5,239,424

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011

NET INCOME	$4,259,500	$3,483,500	$11,179,900	$9,910,000

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Unrealized net gains (losses) on marketable securities:
Unrealized holding net gains (losses) arising during period	(5,600)	(118,600)	(2,000)	(119,600)
Reclassification adjustment for net gains included in net income	—	—	(28,000)	—
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	(5,600)	(118,600)	(30,000)	(119,600)

INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME:
Unrealized net gains/losses on marketable securities:
Unrealized holding net gains/losses arising during period	2,200	46,600	800	47,000
Reclassification adjustment for net gains included in net income	—	—	11,000	—
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME	2,200	46,600	11,800	47,000

OTHER COMPREHENSIVE GAIN (LOSS), NET OF TAX	(3,400)	(72,000)	(18,200)	(72,600)

COMPREHENSIVE INCOME	$4,256,100	$3,411,500	$11,161,700	$9.837,400

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 29, 2012	September 24, 2011
OPERATING ACTIVITIES:
Net income	$11,179,900	$9,910,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	326,600	361,600
Provision for credit losses	(69,600)	8,200
Compensation expense related to stock options	683,000	552,800
Deferred income taxes	214,200	—
Loss (gain) on sale of marketable securities	(34,600)	600
Loss from equity investments	650,400	444,600
Impairment of investment in notes	660,700	546,100
Deferred initial direct costs	(484,100)	(269,000)
Amortization of deferred initial direct costs	421,800	440,800
Tax benefits on exercised stock options	(353,300)	(137,600)
Change in operating assets and liabilities:
Receivables	151,700	303,500
Income tax receivable / payable	53,800	2,742,600
Inventories	(16,800)	17,900
Prepaid expenses	(211,300)	(126,300)
Accounts payable	51,000	415,000
Accrued and other liabilities	998,400	51,500
Rents received in advance and security deposits	(100)	25,800
Other assets	—	(14,500)
Deferred revenue	450,500	152,700
Net cash provided by operating activities	14,672,200	15,426,300

INVESTING ACTIVITIES:
Purchase of long term investments	—	(1,000,000)
Proceeds from sale of marketable securities	1,424,700	161,300
Purchase of marketable securities	(466,700)	(451,500)
Purchase of property and equipment	(81,500)	(138,200)
Purchase of equipment for lease contracts	(17,372,400)	(15,578,600)
Principal collections on lease receivables	12,802,200	15,069,800
Net cash used for investing activities	(3,693,700)	(1,937,200)

FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	20,300,000	3,000,000
Payments on line of credit	(9,600,000)	(11,800,000)
Repurchases of common stock	(4,893,600)	(3,527,200)
Proceeds from exercises of stock options	594,900	738,300
Dividends paid	(25,922,600)	(398,400)
Proceeds from discounted lease rentals	1,418,600	—
Tax benefits on exercised stock options	353,300	137,600
Net cash used for financing activities	(17,749,400)	(11,849,700)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,770,900)	1,639,400
Cash and cash equivalents, beginning of period	9,020,100	2,257,100
Cash and cash equivalents, end of period	$2,249,200	$3,896,500

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$266,400	$142,600
Cash paid for income taxes	$7,325,500	$4,085,000

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

Revenues and operating results for the nine months ended September 29, 2012 are not necessarily indicative of the results to be expected for the full year.

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

4.              Investments:

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities:

	September 29, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Equity securities	$92,400	$90,400	$1,015,800	$1,043,800

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive income are as follows:

	September 29, 2012	December 31, 2011
Unrealized gains	$—	$32,900
Unrealized losses	(2,000)	(4,900)
Net unrealized gains (losses)	$(2,000)	$28,000

The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Realized gains	$4,600	$—	$46,900	$—
Realized losses	—	—	(12,300)	(600)
Net realized gains (losses)	$4,600	$—	$34,600	$(600)

Amounts reclassified out of accumulated other comprehensive income into earnings is determined by using the average cost of the security when sold.

Long-Term Investments

The Company has an investment in Tomsten, Inc. (“Tomsten”), the parent company of “Archiver’s” retail chain.  The Company has invested a total of $8.5 million in the purchase of common stock of Tomsten.  The Company’s investment currently represents 22.0% of the outstanding common stock of Tomsten.  As of September 29, 2012, $0.3 million of the Company’s investment, with a current carrying value of $1.8 million, is attributable to goodwill.  The amount of goodwill was determined by calculating the difference between the Company’s net investment in Tomsten less its pro rata share of Tomsten’s net worth.  During the third quarter of 2012, the Company ceased providing management services to Tomsten and the Company’s Chairman and Chief Executive Officer resigned from Tomsten’s Board of Directors.

The Company has a $2.0 million investment in senior subordinated promissory notes with warrants in BridgeFunds Limited (“BridgeFunds”).  BridgeFunds advances funds to claimants involved in civil litigation to cover litigation expenses.  Monthly prepayment of the principal of such notes in an amount equal to Available Cash Flow (as defined within the agreements governing the notes) is required.  In July 2012, the Company entered into an amendment to the agreement governing the notes whereby the maturity date of all of the outstanding notes was changed to June 30, 2013.  During the nine months ended September 29, 2012, the Company did not receive any payments of principal or interest on the notes.  The Company stopped accruing interest on this investment as of September 30, 2010.  The Company has deemed this investment to be impaired, and in evaluating the investment for impairment has determined that its present value of expected future cash flows, discounted at the effective interest rate on the notes of 15%, is less than the recorded investment in the notes.  In developing its estimate of expected future cash flows, the Company used certain information obtained from BridgeFunds concerning existing liabilities, claimant cases outstanding and historical default rates on claimant advances, and made certain assumptions regarding the timing of case settlements, the payment of future liabilities and future default rates.  The Company recognized $883,100 in impairment charges during 2011 and established a corresponding valuation allowance accordingly.  The Company recognized an additional $660,700 charge to increase the valuation allowance in the third quarter of 2012, primarily as a result of a decrease in the BridgeFunds portfolio of receivables with no improvement in portfolio performance.  As of September 29, 2012, the $0.7 million net investment balance inclusive of $0.2 million of related interest receivable is classified as long-term based on expected payments from Available Cash Flow.

5.              Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	September 29, 2012	December 31, 2011
Direct financing and sales-type leases:
Minimum lease payments receivable	$26,733,300	$27,413,300
Estimated residual value of equipment	2,501,900	2,764,400
Unearned lease income net of initial direct costs deferred	(4,647,100)	(4,217,000)
Security deposits	(2,651,000)	(2,448,800)
Equipment installed on leases not yet commenced	12,438,500	6,489,200
Total investment in direct financing and sales-type leases	34,375,600	30,001,100
Allowance for credit losses	(802,000)	(803,800)
Net investment in direct financing and sales-type leases	33,573,600	29,197,300
Operating leases:
Operating lease assets	1,349,400	1,218,900
Less accumulated depreciation and amortization	(785,000)	(567,300)
Net investment in operating leases	564,400	651,600
Total net investment in leasing operations	$34,138,000	$29,848,900

As of September 29, 2012, the $34.1 million total net investment in leases consists of $10.7 million classified as current and $23.4 million classified as long-term.  As of December 31, 2011, the $29.8 million total net investment in leases consists of $11.7 million classified as current and $18.1 million classified as long-term.

As of September 29, 2012, leased assets with one customer approximated 10% of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2012 and the full fiscal years thereafter as of September 29, 2012:

	Direct Financing and Sales-Type Leases		Operating Leases
	Minimum Lease Payments Receivable	Income Amortization	Minimum Lease Payments Receivable
2012	$4,239,300	$1,263,800	$262,600
2013	13,224,200	2,576,000	1,552,100
2014	6,813,400	692,300	132,400
2015	1,957,100	108,300	—
2016	499,300	6,700	—
Thereafter	—	—	—
	$26,733,300	$4,647,100	$1,947,100

The activity in the allowance for credit losses for leasing operations during the first nine months of 2012 and 2011, respectively, is as follows:

	September 29, 2012	September 24, 2011
Balance at beginning of period	$803,800	$907,800
Provisions charged to expense	(69,600)	8,200
Recoveries	195,900	248,500
Deductions for amounts written-off	(128,100)	(288,100)
Balance at end of period	$802,000	$876,400

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	September 29, 2012		December 31, 2011
	Investment In Leases	Allowance for Credit Losses	Investment In Leases	Allowance for Credit Losses
Collectively evaluated for loss potential	$34,375,600	$802,000	$30,001,100	$803,800
Individually evaluated for loss potential	—	—	—	—
Total	$34,375,600	$802,000	$30,001,100	$803,800

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

	September 29, 2012
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$32,469,600	$—	$—	$—	$32,469,600
Small-Ticket	1,899,100	6,900	—	—	1,906,000
Total Investment in Leases	$34,368,700	$6,900	$—	$—	$34,375,600

	December 31, 2011
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$25,650,500	$932,100	$—	$—	$26,582,600
Small-Ticket	3,351,400	48,300	—	18,800	3,418,500
Total Investment in Leases	$29,001,900	$980,400	$—	$18,800	$30,001,100

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

7.              Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Denominator for basic EPS — weighted average common shares	5,013,822	4,970,046	5,041,023	4,980,160
Dilutive shares associated with option plans	208,897	293,297	216,034	259,264
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	5,222,719	5,263,343	5,257,057	5,239,424
Options excluded from EPS calculation — anti-dilutive	23,270	2,614	18,863	10,640

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

On July 25, 2012, the Company’s Board of Directors approved the payment of a $0.04 per share quarterly cash dividend to shareholders of record at the close of business on August 8, 2012, which was paid on September 4, 2012.

Repurchase of Common Stock

In the first nine months of 2012, the Company repurchased 92,652 shares of its common stock for an aggregate purchase price of $4.9 million or $52.82 per share.  These repurchase transactions reduced the dollar amount of common stock on the balance sheet to zero, with the remainder recorded to retained earnings.  Under the Board of Directors’ authorization, as of September 29, 2012, the Company has the ability to repurchase an additional 403,220 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

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

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of September 29, 2012 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 31, 2011	668,614	$24.31	6.62	$22,101,800
Granted	72,500	53.30
Exercised	(130,287)	20.12
Outstanding at September 29, 2012	610,827	$28.65	6.85	$15,616,100
Exercisable at September 29, 2012	341,938	$18.79	5.63	$11,528,500

During the nine months ended September 29, 2012, option holders surrendered 31,351 shares of previously owned common stock as payment for option shares exercised as provided for by the Option Plans.  All unexercised options at September 29, 2012 have an exercise price equal to the fair market value on the date of the grant.

The fair value of options granted under the Option Plans during the first nine months of 2012 and 2011 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Nine Months Ended
	September 29, 2012	September 24, 2011
Risk free interest interest rate	0.88%	1.94%
Expected life (years)	6	6
Expected volatility	31.4%	28.0%
Dividend yield	2.06%	.32%
Option fair value	$12.95	$11.28

Compensation expense of $683,000 and $552,800 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first nine months of 2012 and 2011, respectively.  As of September 29, 2012, the Company had $2.3 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average period of approximately 2.4 years.

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

During the nine months ended September 29, 2012, the Line of Credit was used to finance in part the Special Dividend (as indicated above) and has been and will continue to be used for general corporate purposes.  Borrowings under the Line of Credit are subject to certain borrowing base limitations, and the Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of September 29, 2012, the Company was in compliance with all of its financial covenants and the Company’s borrowing availability under the Line of Credit was $35.0 million (the lesser of the borrowing base or the aggregate commitments).  There were $10.7 million in borrowings outstanding under the Line of Credit bearing interest ranging from 2.97% to 3.75%, leaving $24.3 million available for additional borrowings.

10.       Discounted Lease Rentals:

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 2.98% at September 29, 2012 on a non-recourse basis.

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

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Revenue:
Franchising	$10,486,400	$9,400,700	$28,835,100	$25,475,200
Leasing	4,312,700	2,372,800	9,989,800	12,628,000
Total revenue	$14,799,100	$11,773,500	$38,824,900	$38,103,200

Reconciliation to operating income:
Franchising segment contribution	$6,235,900	$5,637,400	$15,335,700	$13,090,500
Leasing segment contribution	2,227,600	1,008,300	5,000,500	4,851,300
Total operating income	$8,463,500	$6,645,700	$20,336,200	$17,941,800

Depreciation:
Franchising	$83,400	$92,200	$253,600	$280,700
Leasing	23,800	26,700	73,000	80,900
Total depreciation	$107,200	$118,900	$326,600	$361,600

	As of
	September 29, 2012	December 31, 2011
Identifiable assets:
Franchising	$3,131,600	$7,753,200
Leasing	35,480,300	33,374,000
Unallocated	4,530,100	6,618,500
Total	$43,142,000	$47,745,700

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of September 29, 2012, we had 958 franchises operating under the Plato’s Closet, Play it Again Sports, Once Upon a Child and Music Go Round brands and had a leasing portfolio of $34.1 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most profitable source of franchising revenue is royalties received from our franchise partners.  During the first nine months of 2012, our royalties increased $3.2 million or 14.8% compared to the first nine months of 2011.

During the first nine months of 2012, we purchased $17.4 million in equipment for lease customers compared to $15.6 million in the first nine months of 2011.  Overall, our leasing portfolio (net investment in leases — current and long-term) increased to $34.1 million at September 29, 2012 from $29.8 million at December 31, 2011.  Leasing income net of leasing expense during the first nine months of 2012 was $8.7 million compared to $8.4 million in the same period last year.  Fluctuations in period-to-period leasing income and leasing expense result primarily from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the purchases of equipment for lease customers and the medium- to long-term trend in the size of the leasing portfolio.  Our earnings are also impacted by credit losses.  During the first nine months of 2012, our provision for credit losses decreased to $(69,600) from $8,200 in the first nine months of 2011.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first nine months of 2012, selling, general and administrative expense increased $1.1 million, or 8.1%, compared to the first nine months of 2011.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first nine months ended September 29, 2012:

					NINE MONTHS ENDED 9/29/12
	TOTAL 12/31/11	OPENED	CLOSED	TOTAL 9/29/12	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Plato’s Closet
Franchises - US and Canada	324	26	(0)	350	24	24
Play It Again Sports
Franchises - US and Canada	325	2	(10)	317	51	48
Once Upon A Child
Franchises - US and Canada	247	11	(1)	257	3	3
Music Go Round
Franchises - US	34	1	(1)	34	0	0
Total Franchised Stores	930	40	(12)	958	78	75

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the first nine months of 2012, we renewed 75 of the 78 franchise agreements available for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Revenue:
Royalties	62.0%	68.4%	64.8%	57.5%
Leasing income	29.1	20.1	25.7	33.0
Merchandise sales	4.9	5.6	5.4	5.3
Franchise fees	2.8	4.4	2.5	2.2
Other	1.2	1.5	1.6	2.0
Total revenue	100.0	100.0	100.0	100.0

Cost of merchandise sold	(4.6)	(5.4)	(5.1)	(5.0)
Leasing expense	(5.2)	(2.5)	(3.4)	(10.9)
Provision for credit losses	—	0.1	0.2	—
Selling, general and administrative expenses	(33.0)	(35.8)	(39.3)	(37.0)
Income from operations	57.2	56.4	52.4	47.1
Loss from equity investments	(2.5)	(1.9)	(1.7)	(1.2)
Impairment of investment in notes	(4.5)	(2.5)	(1.7)	(1.4)
Interest expense	(0.7)	(0.2)	(0.8)	(0.2)
Interest and other income (expense)	0.1	(0.1)	0.1	—
Income before income taxes	49.6	51.7	48.3	44.3
Provision for income taxes	(20.8)	(22.1)	(19.5)	(18.3)
Net income	28.8%	29.6%	28.8%	26.0%

Comparison of Three Months Ended September 29, 2012 to Three Months Ended September 24, 2011

Revenue

Revenues for the quarter ended September 29, 2012 totaled $14.8 million compared to $11.8 million for the comparable period in 2011.

Royalties and Franchise Fees

Royalties increased to $9.2 million for the third quarter of 2012 from $8.0 million for the third quarter of 2011, a 14.1% increase.  The increase was primarily due to higher Plato’s Closet and Once Upon A Child royalties of $0.7 million and $0.3 million, respectively.  The increase in royalties for these brands is primarily due to higher franchisee retail sales in these brands as well as having 30 additional Plato’s Closet franchise stores in the third quarter of 2012 compared to the same period last year.

Franchise fees decreased to $411,000 for the third quarter of 2012 compared to $516,200 for the third quarter of 2011, primarily as a result of opening five fewer franchises in the 2012 period compared to the same period in 2011.

Leasing Income

Leasing income increased to $4.3 million for the third quarter of 2012 compared to $2.4 million for the same period in 2011.  The increase is primarily due to a higher level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports buying group, or through our Computer Support Center (together, “Direct Franchisee Sales”).  Direct Franchisee Sales increased to $716,600 for the third quarter of 2012 compared to $664,300 in the same period of 2011.  The increase is due an increase in technology purchases by our franchisees, partially offset by decreased buying group sales.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold increased to $684,400 for the third quarter of 2012 compared to $631,500 in the same period of 2011.  The increase was due to an increase in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the third quarter of 2012 and 2011 was 95.5% and 95.1%, respectively.

Leasing Expense

Leasing expense increased to $0.8 million for the third quarter of 2012 compared to $0.3 million for the third quarter of 2011.  The increase is primarily due to an increase in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was $(1,700) for the third quarter of 2012 compared to $(13,100) for the third quarter of 2011.  Provision levels for the periods presented were impacted by net recoveries as well as a lower level of delinquencies, primarily in the small-ticket financing business portion of our leasing segment.  During the third quarter of 2012, we had total net recoveries of $17,900 compared to total net recoveries of $44,100 in the third quarter of 2011.

Selling, General and Administrative

Selling, general and administrative expenses increased 15.7% to $4.9 million in the third quarter of 2012 from $4.2 million in the same period of 2011.  The increase was primarily due to an increase in compensation, benefits and sales commission expense.

Loss from Equity Investments

During the third quarter of 2012 and 2011, we recorded losses of $372,300 and $224,700, respectively, from our investment in Tomsten (representing our pro-rata share of losses for the periods).

Impairment of Investment in Notes

During the third quarter of 2012 and 2011, we recorded impairment charges of $660,700 and $293,200, respectively, for our investment in BridgeFunds notes as a result of our estimate of expected future cash flows from the investment.  (See Note 4 — “Investments”).

Interest Expense

Interest expense increased to $110,200 for the third quarter of 2012 compared to $26,200 for the third quarter of 2011.  The increase is due to higher corporate borrowings.

Interest and Other Income (Expense)

During the third quarter of 2012, we had interest and other income of $14,300 compared to $(9,000) of interest and other income (expense) in the third quarter of 2011.

Income Taxes

The provision for income taxes was calculated at an effective rate of 41.9% and 42.8% for the third quarter of 2012 and 2011, respectively.  The lower effective rate in 2012 compared to 2011 is primarily due to a decrease in state taxes.

Comparison of Nine Months Ended September 29, 2012 to Nine Months Ended September 24, 2011

Revenue

Revenues for the first nine months of 2012 totaled $38.8 million compared to $38.1 million for the comparable period in 2011.

Royalties and Franchise Fees

Royalties increased to $25.2 million for the first nine months of 2012 from $21.9 million for the first nine months of 2011, a 14.8% increase.  The increase was due to higher Plato’s Closet and Once Upon A Child royalties of $2.3 million and $1.1 million, respectively.  The increase in royalties for these brands is primarily due to higher franchisee retail sales in these brands as well as having 30 additional Plato’s Closet franchise stores in the first nine months of 2012 compared to the same period last year.

Franchise fees increased to $966,000 for the first nine months of 2012 compared to $836,200 for the first nine months of 2011, primarily as a result of opening six more franchises in the 2012 period compared to the same period in 2011.

Leasing Income

Leasing income decreased to $10.0 million for the first nine months of 2012 compared to $12.6 million million for the same period in 2011.  The decrease is due to a lower level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through the Play It Again Sports buying group, or through our Computer Support Center (together, “Direct Franchisee Sales”).  Direct Franchisee Sales increased to $2.1 million for the first nine months of 2012 compared to $2.0 million in the same period of 2011.  The increase is due to an increase in technology purchases by our franchisees, partially offset by decreased buying group sales.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold increased to $2.0 million for the first nine months of 2012 compared to $1.9 million in the same period of 2011.  The increase was due to an increase in direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first nine months of 2012 and 2011 was 95.2% and 95.5%, respectively.

Leasing Expense

Leasing expense decreased to $1.3 million for the first nine months of 2012 compared to $4.1 million for the first nine months of 2011.  The decrease is due to a decrease in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was $(69,600) for the first nine months of 2012 compared to $8,200 for the first nine months of 2011.  Provision levels for the periods presented were impacted by net recoveries/write-offs as well as a lower level of delinquencies, primarily in the small-ticket financing business portion of our leasing segment.  During the first nine months of 2012, we had total net recoveries of $67,800 compared to total net write-offs of $39,600 in the first nine months of 2011.

Selling, General and Administrative

Selling, general and administrative expenses increased 8.1% to $15.2 million in the first nine months of 2012 from $14.1 million in the same period of 2011.  The increase was primarily due to an increase in compensation, benefits and sales commission expense.

Loss from Equity Investments

During the first nine months of 2012 and 2011, we recorded losses of $650,400 and $444,600 respectively, from our investment in Tomsten (representing our pro-rata share of losses for the periods).

Impairment of Investment in Notes

During the first nine months of 2012 and 2011, we recorded impairment charges of $660,700 and $546,100, respectively, for our investment in BridgeFunds notes as a result of our estimate of expected future cash flows from the investment.  (See Note 4 — “Investments”).

Interest Expense

Interest expense increased to $302,300 for the first nine months of 2012 compared to $84,200 for the first nine months of 2011.  The increase is due to higher corporate borrowings.

Interest and Other Income (Expense)

During the first nine months of 2012, we had interest and other income of $50,600 compared to $22,100 of interest and other income in the first nine months of 2011.

Income Taxes

The provision for income taxes was calculated at an effective rate of 40.4% and 41.3% for the first nine months of 2012 and 2011, respectively.  The lower effective rate in 2012 compared to 2011 is primarily due to a decrease in state taxes.

Segment Comparison of Three Months Ended September 29, 2012 to Three Months Ended September 24, 2011

Franchising Segment Operating Income

The franchising segment’s operating income for the third quarter of 2012 increased by $0.6 million, or 10.6%, to $6.2 million from $5.6 million for the third quarter of 2011.  The increase in segment contribution was due to increased royalty revenue.

Leasing Segment Operating Income

The leasing segment’s operating income for the third quarter of 2012 increased by $1.2 million to $2.2 million from $1.0 million for the third quarter of 2011.  The increase in segment contribution was due to an increase in leasing income net of leasing expense.

Segment Comparison of Nine Months Ended September 29, 2012 to Nine Months Ended September 24, 2011

Franchising Segment Operating Income

The franchising segment’s operating income for the first nine months of 2012 increased by $2.2 million, or 17.2%, to $15.3 million from $13.1 million for the first nine months of 2011.  The increase in segment contribution was primarily due to increased royalty revenue.

Leasing Segment Operating Income

The leasing segment’s operating income for the first nine months of 2012 increased by $0.1 million to $5.0 million from $4.9 million for the first nine months of 2011.  The increase in segment contribution was due to an increase in leasing income net of leasing expense.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the consolidated statement of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation, compensation expense related to stock options, loss from equity investments and impairment of investment in notes.  A significant component of the consolidated balance sheet that affects liquidity is our long-term investments.  Long-term investments include $2.5 million of illiquid investments in two private companies: Tomsten, Inc. and BridgeFunds, LLC.  (See Note 4 — “Investments”).

We ended the third quarter of 2012 with $2.2 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 0.8 to 1.0 compared to $3.9 million in cash and cash equivalents and a current ratio of 2.1 to 1.0 at the end of the third quarter of 2011.

Operating activities provided $14.7 million of cash during the first nine months of 2012 compared to $15.4 million provided during the same period last year.  A contributing factor to the decrease in cash provided by operating activities in 2012 compared to 2011 was an increase in the cash paid for income taxes of $3.2 million.

Investing activities used $3.7 million of cash during the first nine months of 2012 compared to $1.9 million used during the same period of 2011.  The 2012 activities consisted primarily of the purchase of equipment for lease customers of $17.4 million, collections on lease receivables of $12.8 million and proceeds from sale of marketable securities of $1.4 million.

Financing activities used $17.7 million of cash during the first nine months of 2012 compared to $11.8 million used during the same period of 2011.  The 2012 activities consisted primarily of net proceeds and tax benefits from exercises of stock options of $0.9 million, net borrowings on our line of credit of $10.7 million, proceeds from discounted lease rentals of $1.4 million, $25.9 million used for the payment of dividends and $4.9 million used to purchase 92,652 shares of our common stock.  (See Note 8 — “Shareholders’ Equity”).

As of September 29, 2012, we had no off balance sheet arrangements.

As of September 29, 2012, our borrowing availability under our credit agreement with The PrivateBank and Trust Company and BMO Harris Bank, N.A. (the “Line of Credit”) was $35.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $10.7 million in borrowings outstanding at September 29, 2012 under the Line of Credit bearing interest ranging from 2.97% to 3.75%, leaving $24.3 million available for additional borrowings.

The Line of Credit, which has a termination date of February 29, 2016, has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of September 29, 2012, we were in compliance with all of our financial covenants.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first nine months of 2012, the Company collected $91,300 more than it estimated at December 31, 2011.  As of September 29, 2012, the Company’s royalty receivable was $961,100.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet.  As of September 29, 2012, deferred franchise fees were $1,224,200.

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

The Company evaluates its long-term note investments for impairment on an annual basis or whenever events or changes in circumstances indicate that it probable that the Company will be unable to collect all amounts due according to the contractual terms of the notes.  The impairment, if any, is measured by the difference between the recorded investment in the notes, including accrued interest, and the present value of expected future cash flows discounted at the effective interest rate of the notes (as prescribed by applicable accounting guidance), based on the best information available to management.  Once a note investment is deemed impaired, any significant change in the amount or timing of the expected or actual cash flows requires recalculation of the impairment applying the procedures described above.  See Note 4 — “Long-Term Investments” for the Company’s discussion of its impaired note investment.  Estimates and assumptions made by management related to the expected future cash flows from the notes could be different than the actual cash flows, which could significantly impact the carrying value of these investments.

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

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial markets risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At September 29, 2012, the Company had available a $35.0 million line of credit with The PrivateBank and Trust Company and BMO Harris Bank, N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (less than three months) or the bank’s index rate for borrowings one year or greater.  The Company had $10.7 million of debt outstanding at September 29, 2012 under this line of credit, all of which was in the form of short-term borrowings subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates.  With the Company’s borrowings at September 29, 2012, a one percent increase in short-term rates would reduce annual pretax earnings by $107,000.  The Company had no interest rate derivatives in place at September 29, 2012.

None of the Company’s cash and cash equivalents at September 29, 2012 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Although the Company conducts business in foreign countries, international operations are not material to its consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to the Company’s results of operations for the nine months ended September 29, 2012.  Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on its future costs or on future cash flows it would receive from its foreign activity.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan

July 1, 2012 to August 4, 2012	11,424	$53.25	11,424	435,192
August 5, 2012 to September 1, 2012	13,065	$54.34	13,065	422,127
September 2, 2012 to September 29, 2012	18,907	$52.92	18,907	403,220

(1)                                  The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 5,000,000 shares, of which 403,220 may still be repurchased

ITEM 3:  Defaults Upon Senior Securities

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended September 29, 2012, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of  Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.+

*Filed Herewith

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

Date: October 25, 2012	By:	/s/ John L. Morgan
John L. Morgan Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: October 25, 2012	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 29, 2012

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended September 29, 2012, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.+

*Filed Herewith

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