Form 10-K
period 2012-12-29
WINMARK CORP
filed 2013-03-14
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012, or

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☒

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $80,508,943.

Shares of no par value Common Stock outstanding as of March 4, 2013: 4,999,647 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 24, 2013 have been incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

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

Additionally, we operate a small-ticket financing business through our wholly owned subsidiary, Wirth Business Credit, Inc.  Our small-ticket financing business serves small businesses and focuses on assets which generally have a cost of $5,000 to $100,000.

Our significant assets are located within the United States, and we generate all revenues from United States operations other than franchising revenues from Canadian operations of approximately $2.5 million, $2.5 million and $2.2 million for 2012, 2011 and 2010, respectively.  For additional financial information, please see Item 6 — Selected Financial Data and Item 8 — Financial Statements and Supplementary Data.   We were incorporated in Minnesota in 1988.

Franchise Operations

Our four franchised retail brands with their fiscal year 2012 system-wide sales, defined as estimated revenues generated by all franchise owned locations, are summarized as follows:

Plato’s Closet® - $353 million.

We began franchising the Plato’s Closet brand in 1999.  Plato’s Closet stores buy and sell used clothing and accessories geared toward the teenage and young adult market.  Customers have the opportunity to sell their used items to Plato’s Closet stores and to purchase quality used clothing and accessories at prices lower than new merchandise.

Play It Again Sports® - $230 million.

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

Once Upon A Child® - $223 million.

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

The following table presents the royalties and franchise fees contributed by our franchised retail brands for each of the past three years and the corresponding percentage of consolidated revenues for each such year:

	Total Royalties and Franchise Fees (in millions)			% of Consolidated Revenue
	2010	2011	2012	2010	2011	2012
Plato’s Closet	$10.3	$12.6	$15.2	25.1%	24.5%	29.3%
Play It Again Sports	9.7	10.0	9.5	23.7	19.5	18.3
Once Upon A Child	7.0	8.1	9.5	17.0	15.8	18.4
Music Go Round	0.8	0.8	0.8	1.9	1.5	1.5
	$27.8	$31.4	$35.0	67.7%	61.3%	67.5%

The following table presents a summary of our retail brands franchising activity for the fiscal year ended December 29, 2012:

	TOTAL 12/31/11	OPENED	CLOSED	TOTAL 12/29/12	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS	% RENEWED
Plato’s Closet
Franchises - US and Canada	324	30	(0)	354	29	29	100%

Play It Again Sports
Franchises - US and Canada	325	3	(13)	315	66	63	95%

Once Upon A Child
Franchises - US and Canada	247	20	(1)	266	3	3	100%

Music Go Round
Franchises - US	34	1	(2)	33	—	—	N/A

Total Franchised Stores	930	54	(16)	968	98	95	97%

New Retail Store Concept Development — Style Encore™

In January 2013, we announced that we are developing an additional retail concept focused on buying and selling used women’s apparel, shoes and accessories, branded as Style Encore.  Customers will have the opportunity to sell their used items to Style Encore stores and to purchase quality used clothing, shoes and accessories at prices lower than new merchandise.  We anticipate that the development of this concept will allow us to utilize similar business methods, support and service as our current franchised retail brands.  We intend to file our Franchise Disclosure Document for this concept in 2013 and begin awarding franchises thereafter.

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

At December 29, 2012, we had 65 signed retail franchise agreements that are expected to open in 2013.

We began franchising in Canada in 1991 and, as of December 29, 2012, had 68 franchised retail stores open in Canada.  The Canadian retail stores are operated by franchisees under agreements substantially similar to those used in the United States.

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

Our typical Once Upon A Child franchised store purchases approximately 30% of its new product from Rachel’s Ribbons, Melissa & Doug, Dorel, North States and Nuby.  The loss of any of the above vendors would change the vendor mix, but not significantly change our products offered.

There are no significant vendors of new products to our typical Plato’s Closet franchised store as new product is an extremely low percentage of sales.  We anticipate that new product will also comprise an extremely low percentage of sales for Style Encore.

Retail Advertising and Marketing

We encourage our franchisees to implement a marketing program that includes one or more of the following: television, radio, point-of-purchase materials, in store signage and local store marketing programs as well as email marketing promotions, website promotions and participation in social and digital media.  Franchisees of the respective retail brands are required to spend a minimum of 5% of their gross sales on approved advertising and marketing and are required to pay us an annual marketing fee.  Franchisees may be required to participate in regional cooperative advertising groups.

Computerized Point-Of-Sale Systems

We require our retail brand franchisees to use a retail information management computer system in each store, which has evolved with the development of new technology.  This computerized point-of-sale system is designed specifically for use in our franchise retail stores.  The current system includes our proprietary Data Recycling System software, a dedicated server, two or more work station registers, a receipt printer, a report printer and a bar code scanner, together with software modules for inventory management, cash management and customer information management.  Our franchisees purchase the computer hardware from us.  We charge a fee of approximately 4% for handling and configuration of systems sold through us.  The Data Recycling System software is designed to accommodate buying of used merchandise.  This system provides franchisees with an important management tool that reduces errors, increases efficiencies and enhances inventory control.  We provide point-of-sale system support through our Computer Support Center located at our Company headquarters.

The Retail Franchise Agreement

We enter into franchise agreements with our franchisees.  The following is a summary of certain key provisions of our current standard retail brand franchise agreement.  Except as noted, the franchise agreements used for each of our retail brands are generally the same.

Each franchisee must execute our franchise agreement and pay an initial franchise fee.  At December 29, 2012, the franchise fee for all brands was $25,000 for an initial store in the U.S. and $25,000CAD for an initial store in Canada.  Once a franchisee opens its initial store, it can open additional stores, in any brand, by paying a $15,000 franchise fee for a store in the U.S. and $15,000CAD for a store in Canada, provided an acceptable territory is available and the franchisee meets the brand’s additional store standards.  The franchise fee for our initial retail store and additional retail store in Canada is based upon the exchange rate applied to the United States fee on the last business day of the preceding fiscal year.  The franchise fee in March 2013 for an initial retail store in Canada will be $25,000CAD, and an additional retail store in Canada will be $15,000CAD.   Typically, the franchisee’s initial store is open for business between eight and ten months from the date the franchise agreement is signed.  The franchise agreement has an initial term of 10 years, with subsequent 10-year renewal periods, and grants the franchisee an exclusive geographic area, which will vary in size depending upon population, demographics and other factors.  Under current franchise agreements, franchisees of the respective brands are required to pay us weekly continuing fees (royalties) equal to the percentage of gross sales outlined in their Franchise Agreements, generally ranging from 4% to 5% for all of our brands except Music Go Round, which is generally 3%.

Each Franchisee is required to pay us an annual marketing fee of between $500 and $1,000.  Each new or renewing franchisee is required to spend 5% of its gross sales for advertising and promoting its franchised store.  Existing franchisees with older Franchise Agreements may only be required to spend 3% to 4% of their gross sales on advertising and promotion.  Currently, for all of the retail brands except Play It Again Sports, we have the option to increase the minimum advertising expenditure requirement from 5% to 6% of the franchisee’s gross sales, of which up to 2% would be paid to us as an advertising fee for deposit into an advertising fund.  While we currently do not have the option to increase the advertising expenditure requirement for Play It Again Sports franchisees, we may also require those franchisees to pay 2% of their gross sales into an advertising fund.  This fund, if initiated, would be managed by us and would be used for advertising and promotion of the franchise system.

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

Retail Franchising Competition

Retailing, including the sale of teenage, children’s and women’s apparel, sporting goods and musical instruments, is highly competitive.  Many retailers have substantially greater financial and other resources than we do.  Our franchisees compete with established, locally owned retail stores, discount chains and traditional retail stores for sales of new merchandise.  Full line retailers generally carry little or no used merchandise.  Resale, thrift and consignment shops and garage and rummage sales offer some competition to our franchisees for the sale of used merchandise.  Also, our franchisees increasingly compete with online used and new goods marketplaces such as eBay, craigslist and many others.

Our Plato’s Closet franchise stores primarily compete with specialty apparel stores such as Gap, Abercrombie & Fitch, Old Navy, Hollister and Forever 21.  We compete with other franchisors in the teenage resale clothing retail market.

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

We anticipate that Style Encore stores will compete with a wide range of women’s apparel stores. We will also compete with other franchisors in the women’s resale clothing retail market.

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

During the past two years, our leasing operations have experienced improved financial results.  Contribution to consolidated operating income from this segment increased from $3.1 million in fiscal 2010 to $6.6 million in fiscal 2012.  Our leasing portfolio also increased over this period from $30.7 million at the end of 2010 to $36.2 million at the end of 2012.

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

Industry

The high-technology equipment industry has been characterized by rapid and continuous advancements permitting broadened user applications and reductions in processing costs.  The introduction of new equipment generally does not cause existing equipment to become obsolete but usually does cause the market value of existing equipment to decrease to reflect the improved performance per dollar cost of the new equipment.  Users frequently replace equipment as their existing equipment becomes inadequate for their needs or as increased data processing capacity is required, creating a secondary market in used equipment.

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

Wirth Business Credit, Inc.

Our small-ticket financing operation serves the needs of small businesses.  Small-ticket financing transactions are typically between $5,000 and $100,000, have terms of between two and four years and cover business essential assets, including computers, printing equipment, security systems, telecommunications equipment, production equipment and other assets.  Our financing transactions are generally full pay out transactions, which means, after paying all required payments under the financing agreement, the customer owns the asset.

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

Business Strategy

Key elements of our small-ticket business strategy include a focus on both business owners and equipment vendor relationships as well as providing fast credit decisions, flexible terms and an easy to understand process.

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

Government Regulation

Fourteen states, the Federal Trade Commission and five Canadian Provinces impose pre-sale franchise registration and/or disclosure requirements on franchisors.  In addition, a number of states have statutes which regulate substantive aspects of the franchisor-franchisee relationship such as termination, nonrenewal, transfer, discrimination among franchisees and competition with franchisees.

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

Trademarks and Service Marks

Plato’s Closet®, Play It Again Sports®, Once Upon A Child®, Music Go Round®, Winmark®, Winmark Business Solutions®, Wirth Business Credit®, Winmark Capital® and LeaseManager®, among others, are our registered service marks. We have filed a trademark registration for Style Encore™.  These marks are of considerable value to our business.  We intend to protect our service marks by appropriate legal action where and when necessary.  Each service mark registration must be renewed every 10 years.  We have taken, and intend to continue to take, all steps necessary to renew the registration of all our material service marks.

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

Employees

As of December 29, 2012, we employed 103 employees, all of which were full-time.

ITEM 1A: RISK FACTORS

We are dependent on franchise renewals.

Each of our franchise agreements is 10 years long.  At the end of the term of each franchise agreement, each franchisee may, if certain conditions are met, “renew” the franchise relationship by signing a new 10-year franchise agreement.  As of December 29, 2012, each of our four franchised retail brands have the following number of franchise agreements that will expire over the next three years:

	2013	2014	2015
Plato’s Closet	25	29	29
Play It Again Sports	41	27	26
Once Upon A Child	37	35	23
Music Go Round	3	2	5
	106	93	83

We believe that renewing a significant number of these franchise relationships is important to our continued success.  If a significant number of franchise relationships are not renewed, our financial performance would be materially and adversely impacted.

We are dependent on new franchisees.

Our ability to generate increased revenue and achieve higher levels of profitability depends in part on increasing the number of franchises open.  While we believe that many larger and smaller markets will continue to provide significant opportunities for sales of franchises, unfavorable macro-economic conditions may affect the ability of potential franchisees to obtain external financing and/or impact their net worth, both of which could lead to a lower level of openings than we have historically experienced.  There can be no assurance that we will sustain our current level of franchise openings.

We are in the early stages of developing a new retail concept.

We are currently investing in the development of an additional retail concept focused on buying and selling used women’s apparel, shoes and accessories, branded as Style Encore.  There can be no assurance that we will be successful in this undertaking and that it will not have a negative impact on our financial performance.

From time to time, we have and will continue to make investments outside of our current businesses.  To the extent that we make additional investments that are not successful, such investments could have a material adverse impact on our financial results.

We are dependent upon our chief executive officer.

Our success depends on the efforts and abilities of John L. Morgan, our chairman of the board and chief executive officer.  The loss of the services of Mr. Morgan could materially harm our business.  Such a loss may also divert management attention away from operational issues.

We may sell franchises for a territory, but the franchisee may not open.

We believe that a substantial majority of franchises awarded but not opened will open within the time period permitted by the applicable franchise agreement or we will be able to resell the territories for most of the terminated or expired franchises.  However, there can be no assurance that substantially all of the currently sold but unopened franchises will open and commence paying royalties to us.  At December 29, 2012, we had 65 franchise agreements awarded and expected to open in 2013.

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

Retailing, including the sale of teenage, children’s and women’s apparel, sporting goods and musical instruments, is highly competitive.  Many retailers have significantly greater financial and other resources than us and our franchisees.  Individual franchisees face competition in their markets from retailers of new merchandise and, in certain instances, resale, thrift and other stores that sell used merchandise.  We may face additional competition as our franchise systems expand and if additional competitors enter the used merchandise market.

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

If losses from leases exceed our allowance for credit losses, our operating income will be reduced.  In connection with our leases, we record an allowance for credit losses to provide for estimated losses.  Determining the appropriate level of the allowance is an inherently uncertain process and therefore our determination of this allowance may prove to be inadequate to cover losses in connection with our portfolio of leases.  Losses in excess of our allowance for credit losses would cause us to increase our provision for credit losses, reducing or eliminating our operating income.  Any such significant increase in losses could have a material adverse impact on our financial results.

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

The terms of our $35.0 million line of credit impose certain operating and financial restrictions on us and require us to meet certain financial tests including tests related to minimum levels of debt service coverage and tangible net worth and maximum levels of leverage.  As of December 29, 2012, we were in compliance with all of our financial covenants under this facility; however, failure to comply with these covenants in the future may result in default and could result in acceleration of the related indebtedness.  Any such acceleration of indebtedness would have an adverse impact on our business activities and financial condition.

Although our credit facility does not expire until February, 2016, sustained credit market deterioration could jeopardize the counterparty obligations of one or both of the banks participating in this facility, which could have an adverse impact on our business if we are not able to replace such credit facility or find other sources of liquidity on acceptable terms.

We are subject to government regulation.

As a franchisor, we are subject to various federal and state franchise laws and regulations.  Fourteen states, the Federal Trade Commission and five Canadian Provinces impose pre-sale franchise registration and/or disclosure requirements on franchisors.  In addition, a number of states have statutes which regulate substantive aspects of the franchisor-franchisee relationship such as termination, nonrenewal, transfer, discrimination among franchisees and competition with franchisees.

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

PART II

ITEM 5:                       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders, Dividends

Winmark Corporation’s common stock trades on the NASDAQ Global Market under the symbol “WINA”.  The table below sets forth the high and low sales prices of our common stock as reported by NASDAQ for the quarterly periods indicated:

FY 2012:	First	Second	Third	Fourth
High	71.49	60.40	60.94	61.56
Low	55.35	47.43	49.40	49.81

FY 2011:	First	Second	Third	Fourth
High	43.00	47.85	49.00	58.75
Low	30.56	35.00	38.93	43.07

At March 4, 2013, there were 4,999,647 shares of common stock outstanding held by approximately 90 shareholders of record.  Shareholders of record do not include holders who beneficially own common stock held in nominee or “street name”.

We declared and paid cash dividends per common share of the following amounts in each of the quarterly periods indicated:

	First	Second	Third	Fourth
FY 2012	$5.03	$0.04	$0.04	$0.04
FY 2011	$0.02	$0.03	$0.03	$0.03

Any future declaration of dividends will be subject to the discretion of our Board of Directors and subject to our results of operations, financial condition, cash requirements, compliance with loan covenants and other factors deemed relevant by our Board of Directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan
September 30, 2012 to November 3, 2012	7,388	$54.51	7,388	395,832
November 4, 2012 to December 1, 2012	10,462	54.33	10,462	385,370
December 2, 2012 to December 29, 2012	24,218	55.98	24,218	361,152

(1)                                 The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 5,000,000 shares, of which 361,152 may still be repurchased under the existing authorization.

ITEM 6: SELECTED FINANCIAL DATA

The following table sets forth selected financial information for the periods indicated.  The information should be read in conjunction with the consolidated financial statements and related notes discussed in Items 8 and 15, and Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed in Item 7.

	Fiscal Year Ended
	(in thousands except per share data)
	December 29, 2012	December 31, 2011	December 25, 2010	December 26, 2009	December 27, 2008
Revenue:
Royalties	$33,760	$30,361	$26,489	$23,616	$21,804
Leasing income	13,212	16,365	9,896	9,537	8,093
Merchandise sales	2,751	2,481	2,345	2,387	3,268
Franchise fees	1,291	1,081	1,366	1,073	1,705
Other	929	1,047	1,107	683	554
Total revenue	51,943	51,335	41,203	37,296	35,424
Cost of merchandise sold	2,622	2,366	2,231	2,290	3,121
Leasing expense	1,790	5,116	1,624	2,288	1,882
Provision for credit losses	(48)	(43)	189	2,796	2,570
Selling, general and administrative expenses	20,280	19,048	18,620	19,142	19,760
Income from operations	27,299	24,848	18,539	10,780	8,091
Loss from equity investments(1)	(2,493)	(516)	(259)	(100)	(3,163)
Impairment of investment in notes	(1,324)	(883)	—	—	—
Interest expense	(392)	(112)	(980)	(1,309)	(1,305)
Interest and other income	66	45	258	459	224
Income before income taxes	23,156	23,382	17,558	9,830	3,847
Provision for income taxes	10,218	9,287	7,229	3,981	2,708
Net income	$12,938	$14,095	$10,329	$5,849	$1,139

Earnings per common share - diluted	$2.47	$2.69	$1.98	$1.10	$.21
Weighted average shares outstanding - diluted	5,238	5,238	5,210	5,338	5,531
Balance Sheet Data:
Working capital	$(1,579)	$15,895	$3,595	$12,556	$6,164
Total assets	43,539	47,746	42,122	56,805	58,110
Total debt	10,800	—	8,800	30,508	34,431
Shareholders’ equity	17,928	35,109	23,013	15,329	13,891
Selected Financial Ratios:
Return on average assets	28.3%	31.4%	20.9%	10.2%	2.0%
Return on average equity	48.8%	48.5%	53.9%	40.0%	8.6%

(1)         Included in loss from equity investments are $1.8 million and $2.8 million in impairment charges for the Company’s investment in Tomsten, Inc. in 2012 and 2008, respectively.  As of December 29, 2012, the Company has no remaining carrying value for this investment.

ITEM 7:                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of December 29, 2012, we had 968 franchises operating under the Plato’s Closet, Play It Again Sports, Once Upon A Child and Music Go Round brands and had a leasing portfolio of $36.2 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most profitable source of franchising revenue is royalties received from our franchise partners.  During 2012, our royalties increased $3.4 million or 11.2% compared to 2011.

During 2012, we purchased $23.8 million in equipment for lease customers compared to $20.4 million in 2011.  Overall, our leasing portfolio (net investment in leases — current and long-term) increased to $36.2 million at December 29, 2012 from $29.8 million at December 31, 2011.  Leasing income net of leasing expense in 2012 was $11.4 million compared to $11.2 million in the same period last year.  Fluctuations in period-to-period leasing income and leasing expense result primarily from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the purchases of equipment for lease customers and the medium- to long-term trend in the size of the leasing portfolio.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During 2012, selling, general and administrative expense increased $1.2 million, or 6.5%, compared to the same period last year.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the fiscal year ended December 29, 2012:

	TOTAL 12/31/11	OPENED	CLOSED	TOTAL 12/29/12	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS	% RENEWED
Plato’s Closet Franchises - US and Canada	324	30	(0)	354	29	29	100%
Play It Again Sports Franchises - US and Canada	325	3	(13)	315	66	63	95%
Once Upon A Child Franchises - US and Canada	247	20	(1)	266	3	3	100%
Music Go Round Franchises - US	34	1	(2)	33	—	—	N/A
Total Franchised Stores	930	54	(16)	968	98	95	97%

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  In 2012, we renewed 97% of franchise agreements up for renewal.  This percentage of renewal has ranged between 97% and 100% during the last three years.

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

Results of Operations

The following table sets forth selected information from our Consolidated Statements of Operations expressed as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Fiscal Year Ended		Fiscal 2012
	December 29, 2012	December 31, 2011	over (under) 2011
Revenue:
Royalties	65.0%	59.2%	11.2%
Leasing income	25.4	31.9	(19.3)
Merchandise sales	5.3	4.8	10.8
Franchise fees	2.5	2.1	19.4
Other	1.8	2.0	(11.2)
Total revenue	100.0	100.0	1.2

Cost of merchandise sold	(5.1)	(4.6)	10.8
Lease expense	(3.4)	(10.0)	(65.0)
Provision for credit losses	0.1	0.1	(9.7)
Selling, general and administrative expenses	(39.0)	(37.1)	6.5
Income from operations	52.6	48.4	9.9
Loss from equity investments	(4.8)	(1.0)	383.3
Impairment of investment in notes	(2.5)	(1.7)	50.0
Interest expense	(0.8)	(0.2)	250.3
Interest and other income	0.1	0.1	47.0
Income before income taxes	44.6	45.6	(1.0)
Provision for income taxes	(19.7)	(18.1)	10.0
Net income	24.9%	27.5%	(8.2)%

Revenue

Revenues for the year ended December 29, 2012 totaled $51.9 million compared to $51.3 million for the comparable period in 2011.

Royalties and Franchise Fees

Royalties increased to $33.8 million for 2012 from $30.4 million for the same period in 2011, a 11.2% increase.  The increase was due to higher Plato’s Closet and Once Upon A Child royalties of $2.6 million and $1.2 million, respectively.  The increase in royalties for these brands is primarily due to higher franchisee retail sales in these brands as well as having 30 additional Plato’s Closet and 19 additional Once Upon A Child franchise stores in 2012 compared to the same period last year.

Franchise fees increased to $1.3 million for 2012 from $1.1 million for 2011 primarily as a result of opening 11 more franchises in 2012 compared to 2011.  Franchise fees include initial franchise fees from the sale of new franchises and transfer fees related to the transfer of existing franchises.  Franchise fee revenue is recognized when the franchise opens or when the franchise agreement is assigned to a buyer of a franchise.  An overview of retail brand franchise fees is presented in the Franchising subsection of the Business section (Item 1).

Leasing Income

Leasing income decreased to $13.2 million in 2012 compared to $16.4 million for the same period in 2011.  The decrease is due to a lower level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales increased 10.8% to $2.8 million in 2012 from $2.5 million in 2011.  This is a result of increased technology purchases by our franchisees, partially offset by decreased buying group sales.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold increased 10.8% to $2.6 million in 2012 from $2.4 million in 2011.  The increase was due to an increase in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for 2012 and 2011 was 95.3% and 95.4%, respectively.

Leasing Expense

Leasing expense decreased to $1.8 million in 2012 compared to $5.1 million in 2011.  The decrease is due to a decrease in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was ($47,600) in 2012 compared to ($43,400) in 2011.  Provision levels for the periods presented were impacted by net recoveries/write-offs as well as a lower level of delinquencies.  During 2012, we had total net recoveries of $19,600 compared to total net write-offs of $60,700 in 2011.

Selling, General and Administrative Expenses

The $1.2 million, 6.5%, increase in selling, general and administrative expenses in 2012 compared to the same period in 2011 is primarily due to an increase in compensation, benefits and sales commission expense.

Loss from Equity Investments

During 2012 and 2011, we recorded losses of $0.7 million and $0.5 million, respectively, from our investment in Tomsten (representing our pro-rata share of losses for the periods).  In addition, as part of an impairment analysis at December 29, 2012 we determined that the carrying value of our investment was not expected to be recoverable from the future cash flows of the Tomsten business or the sale of our ownership stake.  We therefore recorded an impairment charge of $1.8 million to reduce our carrying value of this investment to $0.   (See Note 3 — “Investments”).

Impairment of Investment in Notes

During 2012 and 2011, we recorded impairment charges of $1.3 million and $0.9 million, respectively, for our investment in BridgeFunds notes as a result of our estimate of expected future cash flows from this investment.  As of December 29, 2012, our aggregate valuation allowance reduces the net carrying value of this investment to $0.  (See Note 3 — “Investments”).

Interest Expense

Interest expense increased to $392,300 in 2012 compared to $112,000 in 2011.  The increase is due to higher corporate borrowings.

Interest and Other Income

During 2012, we had interest and other income of $66,000 compared to $44,900 of interest and other income in 2011.

Income Taxes

The provision for income taxes was calculated at an effective rate of 44.1% and 39.7% for 2012 and 2011, respectively.  The higher effective rate in 2012 compared to 2011 primarily reflects our recording of deferred tax asset valuation allowance for losses from and impairment of our investments in Tomsten and BridgeFunds in 2012 that exceeded such amounts recorded in 2011.

Segment Comparison of the Year Ended December 29, 2012 to

Year Ended December 31, 2011

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

	Year Ended
	December 29, 2012	December 31, 2011
Revenue:
Franchising	$38,731,300	$34,923,300
Leasing	13,211,800	16,411,700
Total revenue	$51,943,100	$51,335,000

Reconciliation to income from operations:
Franchising segment contribution	$20,705,100	$18,389,300
Leasing segment contribution	6,594,000	6,458,300
Total income from operations	$27,299,100	$24,847,600

Franchising Segment Operating Income

The franchising segment’s 2012 operating income increased by $2.3 million, or 12.6%, to $20.7 million from $18.4 million for 2011.  The increase in segment contribution was primarily due to increased royalty revenues.

Leasing Segment Operating Income

The leasing segment’s operating income for 2012 increased to $6.6 million from $6.5 million for 2011.  The increase in segment contribution was due to an increase in leasing income net of leasing expense.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the consolidated statement of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation, compensation expense related to stock options, loss from and impairment of equity investments and impairment of investment in notes.

We ended 2012 with $2.2 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 0.9 to 1.0 compared to $9.0 million in cash and cash equivalents and a current ratio of 3.0 to 1.0 at the end of 2011.

Operating activities provided $18.2 million of cash during 2012 compared to $20.6 million during 2011.  A contributing factor to the decrease in cash provided by operating activities in 2012 compared to 2011 was an increase in cash paid for income taxes of $5.1 million.

Investing activities used $6.1 million of cash during 2012 compared to $2.3 million during 2011.  The 2012 activities consisted primarily of the purchase of equipment for lease customers of $23.8 million, collections on lease receivables of $16.9 million and proceeds from sale of marketable securities of $1.5 million.

Financing activities used $18.8 million of cash during 2012 compared to $11.6 million used during 2011.  The 2012 activities consisted primarily of net proceeds and tax benefits from exercises of stock options of $2.3 million, net borrowings on our line of credit of $10.8 million, proceeds from discounted lease rentals of $1.4 million, $26.1 million for the payment of dividends (including a $5.00 per share special cash dividend) and $7.2 million used to purchase 134,720 shares of our common stock.  (See Note 6 — “Shareholders’ Equity”).

We have future operating lease commitments for our corporate headquarters.  As of December 29, 2012, we had no other material outstanding commitments.  (See Note 11 — “Commitments and Contingencies”).

As of December 29, 2012, we had no off balance sheet arrangements.

We have a revolving credit facility with The PrivateBank and Trust Company and BMO Harris Bank N.A. (the “Line of Credit”).  The Line of Credit, which has a termination date of February 29, 2016, has been and will continue to be used for general corporate purposes.  Borrowings under the Line of Credit are subject to certain borrowing base limitations, and the Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of December 29, 2012, we were in compliance with all of our financial covenants and our borrowing availability under the Line of Credit was $35.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $10.8 million in borrowings outstanding under the Line of Credit bearing interest ranging from 2.96% to 3.75%, leaving $24.2 million available for additional borrowings.

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

We believe that the combination of our cash on hand, the cash generated from our franchising business, cash generated from discounting sources and our Line of Credit will be adequate to fund our planned operations, including leasing activity, through 2013.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During 2012, the Company collected $91,200 more than it estimated at December 31, 2011.  As of December 29, 2012, the Company’s royalty receivable was $1,074,600.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet.  As of December 29, 2012, deferred franchise fees were $1,339,200.

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

The Company evaluates its long-term note investments for impairment on an annual basis or whenever events or changes in circumstances indicate that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the notes.  The impairment, if any, is measured by the difference between the recorded investment in the notes, including accrued interest, and the present value of expected future cash flows discounted at the effective interest rate of the notes (as prescribed by applicable accounting guidance), based on the best information available to management.  Once a note investment is deemed impaired, any significant change in the amount or timing of the expected or actual cash flows requires recalculation of the impairment applying the procedures described above.  See Note 3 — “Long-Term Investments” for the Company’s discussion of its impaired note investment.  Estimates and assumptions made by management related to the expected future cash flows from the notes could be different than the actual cash flows, which could significantly impact the carrying value of these investments.

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

ITEM 7A:             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incurs financial markets risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At December 29, 2012, the Company had available a $35.0 million line of credit with The PrivateBank and Trust Company and BMO Harris Bank N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (less than three months) or the bank’s index rate for borrowings one year or greater.  The Company had $10.8 million of debt outstanding at December 29, 2012 under this Line of Credit, all of which was in the form of short-term borrowings subject to daily charges in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates.  With the Company’s borrowings at December 29, 2012, a one percent increase in short-term rates would reduce annual pretax earnings by $108,000.  The Company had no interest rate derivatives in place at December 29, 2012.

None of the Company’s cash and cash equivalents at December 29, 2012 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Although the Company conducts business in foreign countries, international operations are not material to its consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to the Company’s results of operations for the year ended December 29, 2012.  Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on its future costs or on future cash flows it would receive from its foreign activity.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8:                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Winmark Corporation and Subsidiaries

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 29, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$2,233,400	$9,020,100
Marketable securities	85,900	1,043,800
Receivables, less allowance for doubtful accounts of $17,300 and $15,100	1,237,100	1,316,200
Net investment in leases - current	13,461,200	11,746,900
Income tax receivable	1,400,700	116,500
Inventories	71,200	68,500
Prepaid expenses	445,200	362,000
Total current assets	18,934,700	23,674,000
Net investment in leases — long-term	22,697,100	18,102,000
Long-term investments, less allowance for losses of $2,207,500 and $883,100	—	3,817,400
Property and equipment:
Furniture and equipment	2,509,200	2,564,100
Building and building improvements	1,171,200	1,171,200
Less - accumulated depreciation and amortization	(2,450,900)	(2,260,500)
Property and equipment, net	1,229,500	1,474,800
Other assets	677,500	677,500
	$43,538,800	$47,745,700
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$10,800,000	$—
Accounts payable	2,203,700	1,460,300
Accrued liabilities	1,286,300	1,346,000
Discounted lease rentals	896,800	20,800
Rents received in advance	134,800	274,700
Deferred revenue	1,641,700	1,212,400
Deferred income taxes	3,549,900	3,464,800
Total current liabilities	20,513,200	7,779,000
Long-term Liabilities:
Discounted lease rentals	177,900	—
Rents received in advance	117,700	269,400
Deferred revenue	953,000	844,300
Other liabilities	1,254,700	1,389,200
Deferred income taxes	2,594,300	2,355,100
Total long-term liabilities	5,097,600	4,858,000
Commitments and Contingencies	—	—
Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 4,996,459 and 4,987,643 shares issued and outstanding	—	629,800
Accumulated other comprehensive (loss) income	(4,000)	17,000
Retained earnings	17,932,000	34,461,900
Total shareholders’ equity	17,928,000	35,108,700
	$43,538,800	$47,745,700

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal Year Ended
	December 29, 2012	December 31, 2011
REVENUE:
Royalties	$33,760,200	$30,360,600
Leasing income	13,211,800	16,364,700
Merchandise sales	2,750,700	2,481,600
Franchise fees	1,291,000	1,081,200
Other	929,400	1,046,900
Total revenue	51,943,100	51,335,000
COST OF MERCHANDISE SOLD	2,621,500	2,366,400
LEASING EXPENSE	1,789,800	5,115,800
PROVISION FOR CREDIT LOSSES	(47,600)	(43,400)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	20,280,300	19,048,600
Income from operations	27,299,100	24,847,600
LOSS FROM EQUITY INVESTMENTS	(2,492,900)	(515,800)
IMPAIRMENT OF INVESTMENT IN NOTES	(1,324,400)	(883,100)
INTEREST EXPENSE	(392,300)	(112,000)
INTEREST AND OTHER INCOME	66,000	44,900
Income before income taxes	23,155,500	23,381,600
PROVISION FOR INCOME TAXES	(10,217,600)	(9,286,600)
NET INCOME	$12,937,900	$14,095,000
EARNINGS PER SHARE - BASIC	$2.57	$2.83
EARNINGS PER SHARE - DILUTED	$2.47	$2.69
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	5,027,509	4,979,036
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	5,237,671	5,238,412

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year End
	December 29, 2012	December 31, 2011

NET INCOME	$12,937,900	$14,095,000
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Unrealized net gains (losses) on marketable securities:
Unrealized holding net gains (losses) arising during period	(6,500)	28,000
Reclassification adjustment for net gains included in net income	(28,000)	—
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	(34,500)	28,000
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME:
Unrealized net gains/losses on marketable securities:
Unrealized holding net gains/losses arising during period	2,500	(11,000)
Reclassification adjustment for net gains included in net income	11,000	—
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME	13,500	(11,000)
OTHER COMPREHENSIVE GAIN (LOSS), NET OF TAX	(21,000)	17,000
COMPREHENSIVE INCOME	$12,916,900	$14,112,000

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Fiscal years ended December 29, 2012 and December 31, 2011

	Common Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

BALANCE, December 25, 2010	5,020,739	$513,700	$22,499,300	$—	$23,013,000
Repurchase of common stock	(99,494)	(1,942,400)	(1,584,800)	—	(3,527,200)
Stock options exercised and related tax benefits	66,398	1,302,800	—	—	1,302,800
Compensation expense relating to stock options	—	755,700	—	—	755,700
Cash dividends	—	—	(547,600)	—	(547,600)
Comprehensive income	—	—	14,095,000	17,000	14,112,000
BALANCE, December 31, 2011	4,987,643	629,800	34,461,900	17,000	35,108,700
Repurchase of common stock	(134,720)	(3,874,900)	(3,345,400)	—	(7,220,300)
Stock options exercised and related tax benefits	143,536	2,314,900	—	—	2,314,900
Compensation expense relating to stock options	—	930,200	—	—	930,200
Cash dividends	—	—	(26,122,400)	—	(26,122,400)
Comprehensive income (loss)	—	—	12,937,900	(21,000)	12,916,900
BALANCE, December 29, 2012	4,996,459	$—	$17,932,000	$(4,000)	$17,928,000

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 29, 2012	December 31, 2011
OPERATING ACTIVITIES:
Net income	$12,937,900	$14,095,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	433,300	479,100
Provision for credit losses	(47,600)	(43,400)
Compensation expense related to stock options	930,200	755,700
Deferred income taxes	324,300	3,331,600
Gain on sale of marketable securities	(21,200)	(58,000)
Loss from disposal of property and equipment	300	—
Loss from equity investments	2,492,900	515,800
Impairment of investment in notes	1,324,400	883,100
Deferred initial direct costs	(728,000)	(337,800)
Amortization of deferred initial direct costs	574,000	539,500
Tax benefits on exercised stock options	(884,300)	(249,500)
Change in operating assets and liabilities:
Receivables	79,100	317,600
Income tax receivable / payable	(386,400)	416,700
Inventories	(2,700)	17,400
Prepaid expenses	(83,200)	20,600
Accounts payable	743,400	186,100
Accrued and other liabilities	(194,200)	(456,400)
Rents received in advance and security deposits	142,100	(40,700)
Other assets	—	(32,000)
Deferred revenue	538,000	247,400
Net cash provided by operating activities	18,172,300	20,587,800
INVESTING ACTIVITIES:
Purchase of long-term equity investments	—	(1,000,000)
Proceeds from sale of marketable securities	1,527,700	1,165,600
Purchase of marketable securities	(583,100)	(1,962,400)
Purchase of property and equipment	(188,300)	(168,000)
Purchase of equipment for lease contracts	(23,792,800)	(20,378,400)
Principal collections on lease receivables	16,886,700	20,090,400
Net cash used for investing activities	(6,149,800)	(2,252,800)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	25,100,000	3,000,000
Payments on line of credit	(14,300,000)	(11,800,000)
Repurchases of common stock	(7,220,300)	(3,527,200)
Proceeds from exercises of stock options	1,430,600	1,053,300
Dividends paid	(26,122,400)	(547,600)
Proceeds from discounted lease rentals	1,418,600	—
Tax benefits on exercised stock options	884,300	249,500
Net cash used for financing activities	(18,809,200)	(11,572,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,786,700)	6,763,000
CASH AND CASH EQUIVALENTS, beginning of year	9,020,100	2,257,100
CASH AND CASH EQUIVALENTS, end of year	$2,233,400	$9,020,100
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$341,100	$162,500
Cash paid for income taxes	$10,291,200	$5,203,100

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2012 and December 31, 2011

1.                                      Organization and Business:

Winmark Corporation and subsidiaries (the Company) offers licenses to operate franchises using the service marks Plato’s Closet®, Play It Again Sports®, Once Upon A Child® and Music Go Round®.  In addition, the Company sells inventory to its Play It Again Sports franchisees through its buying group.  The Company also operates both middle market and small-ticket equipment leasing businesses under the Winmark Capital® and Wirth Business Credit® marks.  The Company has a 52/53-week fiscal year that ends on the last Saturday in December.  Fiscal year 2012 was a 52-week fiscal year and 2011 was 53-week fiscal year.

Following is a summary of our franchising activity for the fiscal year ended December 29, 2012:

	12/31/11	OPENED	CLOSED	12/29/12
Plato’s Closet Franchises - US and Canada	324	30	(0)	354
Play It Again Sports Franchises - US and Canada	325	3	(13)	315
Once Upon A Child Franchises - US and Canada	247	20	(1)	266
Music Go Round Franchises - US	34	1	(2)	33
Total Franchised Stores	930	54	(16)	968

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

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.  Cash equivalents are stated at cost, which approximates fair value.  As of December 29, 2012 and December 31, 2011, the Company had $107,400 and $227,000 of cash located in Canadian banks.  The Company holds its cash and cash equivalents with financial institutions and at times, such balances may be in excess of insurance limits.

Receivables

The Company provides an allowance for doubtful accounts on trade and notes receivable.  The allowance for doubtful accounts was $17,300 and $15,100 at December 29, 2012 and December 31, 2011, respectively.  If receivables in excess of the provided allowance are determined uncollectible, they are charged to expense in the year the determination is made.  Trade receivables are written off when they become uncollectible (which generally occurs when the franchise terminates and there is no reasonable expectation of collection), and payments subsequently received on such receivable are credited to the allowance for doubtful accounts.  Historically, receivables balances written off have not exceeded allowances provided.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2012 and December 31, 2011

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

December 29, 2012 and December 31, 2011

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

The Company evaluates its long-term note investments for impairment on an annual basis or whenever events or changes in circumstances indicate that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the notes.  The impairment, if any, is measured by the difference between the recorded investment in the notes, including accrued interest, and the present value of expected future cash flows discounted at the effective interest rate of the notes (as prescribed by applicable accounting guidance), based on the best information available to management.  Once a note investment is deemed impaired, any significant change in the amount or timing of the expected or actual cash flows requires recalculation of the impairment applying the procedures described above.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2012 and December 31, 2011

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

Goodwill

The Company reviews its goodwill for impairment at its fiscal year end or whenever events or changes in circumstances indicate that there has been impairment in the value of its goodwill.  No impairment was noted during the years ended December 29, 2012 and December 31, 2011.  Goodwill of $607,500 is included in other assets in the consolidated balance sheets at December 29, 2012 and December 31, 2011, and is all attributable to the Franchising segment.

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

Advertising

Advertising costs are charged to operating expenses as incurred.  Advertising costs were $137,200 and $175,800, for fiscal years 2012 and 2011, respectively.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2012 and December 31, 2011

Revenue Recognition

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  The Company had deferred franchise fee revenue of $1,339,200 and $951,000 at December 29, 2012 and December 31, 2011, respectively.  The Company recognizes deferred software license fees over the 10-year life of the initial franchise agreement.  The Company had deferred software license fees of $1,140,600 and $1,000,700 at December 29, 2012 and December 31, 2011, respectively.  Merchandise sales through the buying group are recognized when the product has been invoiced by the vendor.

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

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Year Ended
	December 29, 2012	December 31, 2011
Denominator for basic EPS — weighted average common shares	5,027,509	4,979,036
Dilutive shares associated with option plans	210,162	259,376
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	5,237,671	5,238,412
Options excluded from EPS calculation — anti-dilutive	30,115	31,614

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2012 and December 31, 2011

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

The Company determined the fair value of its investment in Tomsten, Inc. to be zero based on Level 3 inputs using a discounted cash flow model which included inputs on future revenues, expenses and other cash flows.

Due to their nature, the carrying value of cash equivalents, receivables, long-term note investments, payables and debt obligations approximates fair value.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.   Such reclassifications did not impact net income or shareholders’ equity as previously reported.

3.                                      Investments

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities:

	December 29, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Equity securities	$92,400	$85,900	$1,015,800	$1,043,800

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive income are as follows:

	Year Ended
	December 29, 2012	December 31, 2011
Unrealized gains	$—	$32,900
Unrealized losses	(6,500)	(4,900)
Net unrealized gains / (losses)	$(6,500)	$28,000

The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

	Year Ended
	December 29, 2012	December 31, 2011
Realized gains	$52,500	$58,600
Realized losses	(31,300)	(600)
Net realized gains / (losses)	$21,200	$58,000

Amounts reclassified out of accumulated other comprehensive income into earnings is determined by using the average cost of the security when sold.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2012 and December 31, 2011

Long-term Investments

The Company’s long-term investments, net of allowance, consist of:

	December 29, 2012	December 31, 2011
Tomsten, Inc.	$—	$2,492,900
BridgeFunds, LLC	—	1,324,500
	$—	$3,817,400

Tomsten, Inc.

The Company has an investment in Tomsten, the parent company of “Archiver’s” retail chain.  Archiver’s is a retail concept created to help people preserve and enjoy their photographs.  The Company has invested a total of $8.5 million in the purchase of common stock of Tomsten (including $1.0 million invested in June 2011 pursuant to a Rights Offering by Tomsten).  The Company’s investment currently represents 22.0% of the outstanding common stock of Tomsten (which represents an increase from 18.3% prior to the Company’s participation in the Rights Offering in June 2011).  The Company applies the equity method of accounting to this investment.  During 2011 and the first half of 2012, the Company provided management services to Tomsten, and the Company’s Chairman and Chief Executive Officer served on Tomsten’s board of directors.

In 2012 and 2011, the Company recorded $697,300 and $515,800, respectively, for its pro-rata share of Tomsten’s losses in the statement of operations on the line item captioned Loss from Equity Investments.  During the fourth quarter of 2012, the Company also recorded an impairment charge for the remaining portion of its investment in Tomsten.  As part of its impairment analysis for Tomsten, the Company determined that the carrying value of its investment was not expected to be recoverable from the future cash flow of the Tomsten business or the sale of its ownership stake.  The Company therefore recognized an impairment charge of $1.8 million to reduce its carrying value of this investment to $0.

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

During 2009, the board of BridgeFunds decided to cease advancing funds to new claimants and place its portfolio of receivables in run-off, thereby allowing equity holders the opportunity to receive distributions after collection of receivables and the payment in full to all debt holders, including the Company’s notes.  Entry by BridgeFunds into transactions contemplated by these actions necessitated consent by its debt holders.  In October 2009, the Company entered into a modification agreement with BridgeFunds, LLC, whereby the maturity date of all of the outstanding promissory notes was changed to September 30, 2010, the annual rate of interest on the notes was increased to 15% and monthly prepayments of the principal of such notes in an amount equal to Available Cash Flow (as defined within the agreements governing the notes) is required.  In October 2010, July 2011 and July 2012, the Company entered into amendments to the agreements governing the notes that extended the maturity date on the notes to June 30, 2011, June 30, 2012 and June 30, 2013, respectively.  During 2011 and 2012, the Company received $28,300 and $0, respectively, in payments of interest and did not receive any payments of principal on the notes.  The Company stopped accruing interest on this investment as of September 30, 2010.  The Company has deemed this investment to be impaired, and in evaluating the investment for impairment has

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2012 and December 31, 2011

determined that its present value of expected future cash flows, discounted at the effective interest rate on the notes of 15%, is less than the recorded investment in the notes.  In developing its estimate of expected future cash flows, the Company used certain information obtained from BridgeFunds concerning existing liabilities, claimant cases outstanding, historical default rates and settlement discounts on claimant advances, and made certain assumptions regarding the timing of case settlements, the payment of future liabilities and future default and settlement discount rates.  The Company recognized $883,100 in impairment charges during 2011 and established a corresponding valuation allowance accordingly.  The Company recognized an additional $1,324,400 in impairment charges to increase the valuation allowance during 2012, primarily as a result of a decrease in the BridgeFunds portfolio of receivables with no improvement in portfolio performance.  As of December 29, 2012, the Company’s aggregate valuation allowance reduces the net investment balance to $0 as it does not expect to receive any cash flows from this investment.

4.             Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	December 29, 2012	December 31, 2011
Direct financing and sales-type leases:
Minimum lease payments receivable	$33,094,100	$27,413,300
Estimated residual value of equipment	2,925,900	2,764,400
Unearned lease income net of initial direct costs deferred	(5,155,400)	(4,217,000)
Security deposits	(2,882,400)	(2,448,800)
Equipment installed on leases not yet commenced	8,443,600	6,489,200
Total investment in direct financing and sales-type leases	36,425,800	30,001,100
Allowance for credit losses	(775,800)	(803,800)
Net investment in direct financing and sales-type leases	35,650,000	29,197,300

Operating leases:
Operating lease assets	1,564,300	1,218,900
Less accumulated depreciation and amortization	(1,056,000)	(567,300)
Net investment in operating leases	508,300	651,600
Total net investment in leasing operations	$36,158,300	$29,848,900

As of December 29, 2012, the $36.2 million total net investment in leases consists of $13.5 million classified as current and $22.7 million classified as long-term.  As of December 31, 2011, the $29.8 million total net investment in leases consists of $11.7 million classified as current and $18.1 million classified as long-term.

As of December 29, 2012, no customer had leased assets totaling more than 10% of the Company’s total assets.  As of December 31, 2011, leased assets with one customer approximated 12% of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows as of December 29, 2012:

	Direct Financing and Sales-Type Leases		Operating Leases
Fiscal Year	Minimum Lease Payments Receivable	Income Amortization	Minimum Lease Payments Receivable
2013	$17,848,200	$3,745,300	$1,419,100
2014	11,013,100	1,214,300	132,400
2015	3,734,000	190,100	—
2016	498,800	5,700	—
2017	—	—	—
Thereafter	—	—	—
	$33,094,100	$5,155,400	$1,551,500

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2012 and December 31, 2011

The activity in the allowance for credit losses for leasing operations during 2012 and 2011, respectively, is as follows:

	December 29, 2012	December 31, 2011
Balance at beginning of period	$803,800	$907,800
Provisions charged to expense	(47,600)	(43,400)
Recoveries	251,000	349,700
Deductions for amounts written-off	(231,400)	(410,300)
Balance at end of period	$775,800	$803,800

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	December 29, 2012		December 31, 2011
	Investment In Leases	Allowance for Credit Losses	Investment In Leases	Allowance for Credit Losses
Collectively evaluated for loss potential	$36,425,800	$775,800	$30,001,100	$803,800
Individually evaluated for loss potential	—	—	—	—
Total	$36,425,800	$775,800	$30,001,100	$803,800

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

	December 29, 2012
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$34,901,300	$—	$—	$—	$34,901,300
Small-Ticket	1,517,700	—	—	6,800	1,524,500
Total Investment in Leases	$36,419,000	$—	$—	$6,800	$36,425,800

	December 31, 2011
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$25,650,500	$932,100	$—	$—	$26,582,600
Small-Ticket	3,351,400	48,300	—	18,800	3,418,500
Total Investment in Leases	$29,001,900	$980,400	$—	$18,800	$30,001,100

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2012 and December 31, 2011

5.             Receivables:

The Company’s current receivables consisted of the following:

	December 29, 2012	December 31, 2011
Trade	$20,800	$55,100
Royalty	1,074,600	989,300
Notes receivable	—	3,500
Other	141,700	268,300
	$1,237,100	$1,316,200

The activity in the allowance for doubtful accounts for trade and notes receivable is as follows:

	December 29, 2012	December 31, 2011
Balance at beginning of year	$15,100	$17,400
Provisions charged to expense	2,900	(2,200)
Deductions for amounts written-off	(700)	(100)
Balance at end of year	$17,300	$15,100

As part of its normal operating procedures, the Company requires Standby Letters of Credit as collateral for a portion of its trade receivables.

6.             Shareholders’ Equity:

Dividends

In 2012, the Company declared and paid quarterly cash dividends totaling $0.15 per share ($0.75 million) and a $5.00 per share special cash dividend (the “Special Dividend”).  The Special Dividend totaled $25.4 million and was financed by a combination of cash on hand as well as net borrowings under the Line of Credit of $12.8 million.  (See Note 7 — “Line of Credit”).

In 2011, the Company declared and paid quarterly cash dividends totaling $0.11 per share ($0.55 million).

Repurchase of Common Stock

In 2012, the Company repurchased 134,720 shares for an aggregate purchase price of $7.2 million or $53.60 per share.  In 2011, the Company repurchased 99,494 shares for an aggregate purchase price of $3.5 million or $35.45 per share. Under the Board of Directors’ authorization, as of December 29, 2012 the Company has the ability to repurchase an additional 361,152 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2012 and December 31, 2011

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

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of December 29, 2012 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 25, 2010	644,220	$20.45	6.82	$7,571,000
Granted	93,000	45.55
Exercised	(68,606)	16.85
Outstanding at December 31, 2011	668,614	24.31	6.62	22,101,800
Granted	120,000	54.26
Exercised	(174,887)	19.77
Outstanding at December 29, 2012	613,727	$31.46	7.06	$16,010,000
Exercisable at December 29, 2012	351,463	$21.79	5.81	$12,568,600

The fair value of options granted under the Option Plans during 2012 and 2011 were estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Year Ended
	December 29, 2012	December 31, 2011
Risk free interest interest rate	.88%	1.54%
Expected life (years)	6	6
Expected volatility	31.9%	28.3%
Dividend yield	2.05%	.27%
Option fair value	$13.43	$13.35

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2012 and December 31, 2011

Options outstanding as of December 29, 2012 are exercisable as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.75	-	$18.40	136,726	5.97	$14.05	124,348	$14.15
20.32	-	31.19	219,001	5.46	23.60	182,123	22.69
32.92	-	51.17	139,250	8.59	40.74	33,621	34.52
53.34	-	57.34	118,750	9.46	55.13	11,371	53.34
			613,727	7.06	$31.46	351,463	$21.79

The total intrinsic value of options exercised during 2012 and 2011 was $7.4 million and $1.8 million, respectively.  The total fair value of shares vested during 2012 and 2011 was $2.8 million and $2.2 million, respectively.

During 2012 and 2011, option holders surrendered 31,351 shares and 2,208 shares of previously owned common stock as payment for option shares exercised as provided for by the Option Plans.  All unexercised options at December 29, 2012 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $930,200 and $755,700 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in 2012 and 2011, respectively.   As of December 29, 2012, the Company had $2.7 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.7 years.

7.             Line of Credit:

The Company has a revolving credit facility with The PrivateBank and Trust Company and BMO Harris Bank N.A. (the “Line of Credit”).  During 2012, the Line of Credit was amended to, among other things, provide the consent of the lenders for the payment of the Special Dividend, to amend certain financial covenant calculations to remove the effect of the Special Dividend in such calculations, to increase the aggregate commitments from $30.0 million to $35.0 million and extend the termination date from July 31, 2014 to February 29, 2016.

During 2012, the Line of Credit was used to finance in part the Special Dividend (as indicated above) and has been and will continue to be used for general corporate purposes.  Borrowings under the Line of Credit are subject to certain borrowing base limitations, and the Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of December 29, 2012, the Company was in compliance with all of its financial covenants and the Company’s borrowing availability under the Line of Credit was $35.0 million (the lesser of the borrowing base or the aggregate commitments).  There were $10.8 million in borrowings outstanding under the Line of Credit bearing interest ranging from 2.96% to 3.75%, leaving $24.2 million available for additional borrowings.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2012 and December 31, 2011

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

8.             Accrued Liabilities

Accrued liabilities at December 29, 2012 and December 31, 2011 are as follows:

	December 29, 2012	December 31, 2011
Accrued salaries, wages, commissions and bonuses	$516,900	$483,200
Accrued vacation	211,200	205,100
Accrued interest	27,000	19,400
Other	531,200	638,300
	$1,286,300	$1,346,000

9.             Discounted Lease Rentals

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 2.97% at December 29, 2012 on a non-recourse basis.  As of December 29, 2012, $0.9 million of the $1.1 million liability balance is current.

10.          Income Taxes:

A reconciliation of the expected federal income tax expense based on the federal statutory tax rate to the actual income tax expense is provided below:

	Year Ended
	December 29, 2012	December 31, 2011
Federal income tax expense at statutory rate (35%)	$8,104,400	$8,183,600
Valuation allowance	1,413,600	577,700
State and local income taxes, net of federal benefit	677,700	827,700
Permanent differences, including stock option expenses	60,200	(223,600)
Other, net	(38,300)	(78,800)
Actual income tax expense	$10,217,600	$9,286,600

Components of the provision for income taxes are as follows:

	Year Ended
	December 29, 2012	December 31, 2011
Current:
Federal	$8,332,400	$4,718,000
State	1,186,000	860,000
Foreign	374,900	377,000
Current provision	9,893,300	5,955,000
Deferred:
Federal	435,300	2,890,500
State	(111,000)	441,100
Deferred provision	324,300	3,331,600
Total provision for income taxes	$10,217,600	$9,286,600

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2012 and December 31, 2011

The tax effects of temporary differences that give rise to the net deferred income tax assets and liabilities are presented below:

	December 29, 2012	December 31, 2011
Deferred tax assets:
Accounts receivable and lease reserves	$368,600	$315,600
Accrued restructuring charge	64,500	65,500
Non-qualified stock option expense	901,800	1,026,000
Deferred franchise and software license fees	519,800	464,700
Trademarks	96,400	98,300
Lease deposits	1,093,200	943,800
Loss from and impairment of equity and note investments	4,074,300	2,660,700
Valuation allowance	(4,074,300)	(2,660,700)
Other	301,800	305,900
Total deferred tax assets	3,346,100	3,219,800
Deferred tax liabilities:
Lease revenue and initial direct costs	(9,267,900)	(8,776,600)
Depreciation and amortization	(222,400)	(263,100)
Total deferred tax liabilities	(9,490,300)	(9,039,700)
Total net deferred tax liabilities	$(6,144,200)	$(5,819,900)

During the years ended December 29, 2012 and December 31, 2011, $884,300 and $249,500 respectively, was directly credited to stockholders’ equity to account for excess tax benefits related to stock option exercises.

The Company has assessed its taxable earnings history and prospective future taxable income.  Based upon this assessment, the Company has determined that it is more likely than not that its deferred tax assets will be realized in future periods and no valuation allowance is necessary, except for the deferred tax assets related to the loss from and impairment of equity and note investments (which are capital losses for tax purposes).  As a result, valuation allowances of $4.1 million and $2.7 million as of December 29, 2012 and December 31, 2011, respectively, have been recorded.

The amount of unrecognized tax benefits, including interest and penalties, as of December 29, 2012 and December 31, 2011, was $323,400 and $334,800, respectively, primarily for potential foreign and state taxes.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense for all periods presented.  The Company had accrued approximately $11,100 and $25,300 for the payment of interest and penalties at December 29, 2012 and December 31, 2011, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Total
Balance at December 25, 2010	$155,900
Increases related to current year tax positions	88,600
Additions for tax positions of prior years	103,700
Expiration of the statute of limitations for the assessment of taxes	(38,700)
Balance at December 31, 2011	309,500
Increases related to current year tax positions	95,900
Subtractions for tax positions of prior years	(2,800)
Expiration of the statute of limitations for the assessment of taxes	(90,300)
Balance at December 29, 2012	$312,300

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2012 and December 31, 2011

The Company and its subsidiaries file income tax returns in the U.S. federal, numerous state and certain foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.  The Internal Revenue Service concluded its examination of our U.S. federal tax returns for the fiscal years ended 2008 and 2010 in 2010 and 2012, respectively.  We expect various statutes of limitation to expire during the next 12 months.  Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

11.          Commitments and Contingencies:

Employee Benefit Plan

The Company provides a 401(k) Savings Incentive Plan which covers substantially all employees.  The plan provides for matching contributions and optional profit-sharing contributions at the discretion of the Board of Directors.  Employee contributions are fully vested; matching and profit sharing contributions are subject to a five-year service vesting schedule.  Company contributions to the plan for 2012 and 2011 were $271,800 and $280,000, respectively.

Operating Leases

As of December 29, 2012, the Company rents its corporate headquarters in a facility with a lease that expires in August 2019 as well as satellite office space in Georgia, Colorado and California with leases that expire from 2012 to 2014.  These leases require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rent.  Total rent expense under operating leases was $866,300 in 2012 and $840,600 in 2011.  As of December 29, 2012, minimum rental commitments under noncancelable operating leases, exclusive of maintenance, insurance, taxes and other expenses, are as follows:

2013	$567,300
2014	515,800
2015	516,600
2016	525,000
2017	533,400
Thereafter	906,600
Total	$3,564,700

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

At December 29, 2012 and December 31, 2011, total deferred rent included in our consolidated balance sheets was $1.1 million and $1.2 million, respectively, of which $0.9 million and $1.1 million, respectively was included in other liabilities.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2012 and December 31, 2011

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

	Year Ended
	December 29, 2012	December 31, 2011
Revenue:
Franchising	$38,731,300	$34,923,300
Leasing	13,211,800	16,411,700
Total revenue	$51,943,100	$51,335,000

Reconciliation to operating income:
Franchising segment contribution	$20,705,100	$18,389,300
Leasing segment contribution	6,594,000	6,458,300
Total operating income	$27,299,100	$24,847,600

Depreciation:
Franchising	$337,200	$371,800
Leasing	96,100	107,300
Total depreciation	$433,300	$479,100

	As of
	December 29, 2012	December 31, 2011
Identifiable assets:
Franchising	$2,957,200	$7,753,200
Leasing	37,622,800	33,374,000
Unallocated	2,958,800	6,618,500
Total	$43,538,800	$47,745,700

Revenues are all generated from United States operations other than franchising revenues from Canadian operations of $2.5 million in each of fiscal 2012 and 2011.  All long-lived assets are located within the United States.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2012 and December 31, 2011

13.          Related Party Transactions:

On December 20, 2012, in connection with the Company’s existing stock repurchase plan, Winmark repurchased 16,000 shares of common stock from Dean B. Phillips, a member of the Company’s Board of Directors, for aggregate consideration of $889,600, or $55.60 per share.

14.          Quarterly Financial Data (Unaudited):

The Company’s unaudited quarterly results for the years ended December 29, 2012 and December 31, 2011 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2012
Total Revenue	$11,833,400	$12,192,400	$14,799,100	$13,118,200	$51,943,100
Income from Operations	5,846,200	6,026,500	8,463,500	6,962,900	27,299,100
Net Income	3,516,000	3,404,400	4,259,500	1,758,000	12,937,900
Net Income Per Common Share — Basic	$.70	$.67	$.85	$.35	$2.57
Net Income Per Common Share - Diluted	$.67	$.65	$.82	$.34	$2.47
2011
Total Revenue	$11,104,900	$15,224,800	$11,773,500	$13,231,800	$51,335,000
Income from Operations	5,212,000	6,084,100	6,645,700	6,905,800	24,847,600
Net Income	3,026,300	3,400,200	3,483,500	4,185,000	14,095,000
Net Income Per Common Share — Basic	$.61	$.68	$.70	$.84	$2.83
Net Income Per Common Share - Diluted	$.58	$.65	$.66	$.80	$2.69

The total of basic and diluted earnings per common share by quarter may not equal the totals for the year as there are changes in the weighted average number of common shares outstanding each quarter and basic and diluted earnings per common share are calculated independently for each quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation

We have audited the accompanying consolidated balance sheets of Winmark Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winmark Corporation and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

March 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation

We have audited the internal control over financial reporting of Winmark Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 29, 2012, and our report dated March 14, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

March 14, 2013

ITEM 9:                                               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:                                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective as of December 29, 2012.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2012.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 29, 2012 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the period covered by this Annual Report on Form 10-K, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:             OTHER INFORMATION

All information required to be reported in a report on Form 8-K during the fourth quarter covered by this Form 10-K has been reported.

PART III

ITEM 10:                                        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Election of Directors,” “Executive Officers,” “Audit Committee,” “Majority of Independent Directors; Committees of Independent Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics and Business Conduct,” appearing in our proxy statement for the annual meeting of stockholders to be held on April 24, 2013 are incorporated herein by reference.

ITEM 11:                                        EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation” and “Director Compensation” appearing in our proxy statement for the annual meeting of stockholders to be held on April 24, 2013 are incorporated herein by reference.

ITEM 12:                                        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Securities Authorized for Issuance Under Equity Compensation Plans” appearing in our proxy statement for the annual meeting of stockholders to be held on April 24, 2013 are incorporated herein by reference.

ITEM 13:                                        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons” and “Majority of Independent Directors; Committees of Independent Directors” appearing in our proxy statement for the annual meeting of stockholders to be held on April 24, 2013 is incorporated herein by reference.

ITEM 14:                                        PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled “Principal Accounting Fees and Services” appearing in our proxy statement for the annual meeting of stockholders to be held April 24, 2013 is incorporated herein by reference.

PART IV

ITEM 15:                                        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

1.                                      Financial Statements

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 25.

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

WINMARK CORPORATION

By:	/s/ JOHN L. MORGAN	Date: March 14, 2013
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

SIGNATURE	TITLE	DATE

/s/ JOHN L. MORGAN	Chairman of the Board and Chief Executive Officer	March 14, 2013
John L. Morgan	(principal executive officer)

/s/ ANTHONY D. ISHAUG	Chief Financial Officer and Treasurer	March 14, 2013
Anthony D. Ishaug	(principal financial and accounting officer)

/s/ LAWRENCE A. BARBETTA	Director	March 14, 2013
Lawrence A. Barbetta

/s/ JENELE C. GRASSLE	Director	March 14, 2013
Jenele C. Grassle

/s/ KIRK A. MACKENZIE	Director	March 14, 2013
Kirk A. MacKenzie

/s/ DEAN B. PHILLIPS	Director	March 14, 2013
Dean B. Phillips

/s/ PAUL C. REYELTS	Director	March 14, 2013
Paul C. Reyelts

/s/ MARK L. WILSON	Director	March 14, 2013
Mark L. Wilson

/s/ STEVEN C. ZOLA	Director	March 14, 2013
Steven C. Zola

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 29, 2012

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)
3.2	By-laws, as amended and restated to date (Exhibit 3.2)(2)
10.1

Asset Purchase Agreement dated January 24, 1992 with Sports Traders, Inc. and James D. Van Buskirk (“Van Buskirk”) concerning acquisition of wholesale business, including amendment dated March 11, 1992 (Exhibit 10.6 (a))(1)

10.2	Retail store agreement dated January 24, 1992 with Van Buskirk (Exhibit 10.6 (b))(1)
10.3	Amended and Restated Stock Option Plan for Nonemployee Directors (Exhibit 10.3)(3)(4)
10.4	Employment Agreement with John L. Morgan, dated March 22, 2000 (Exhibit 10.1)(3)(5)
10.5	First Amendment to Employment Agreement with John L. Morgan dated February 18, 2001 (Exhibit 10.26)(3)(6)
10.6	2001 Stock Option Plan, including forms of stock option agreements (Exhibit 10.27)(3)(6)
10.7	Second Amendment to Employment Agreement with John L. Morgan dated March 23, 2006 (Exhibit 10.1)(3)(7)
10.8	Third Amendment to Employment Agreement with John L. Morgan dated December 15, 2006 (Exhibit 10.1)(3)(8)
10.9	Amendment No. 1 to the 2001 Stock Option Plan (Exhibit 10.13) (3) (2)
10.10	Securities Purchase Agreement with BridgeFunds Limited dated October 13, 2004 (Exhibit 10.3)(9)
10.11	Amendment No. 1 to Securities Purchase Agreement with BridgeFunds Limited dated April 14, 2006 (Exhibit 10.1)(10)
10.12	Multi-Tenant Office Lease with Utah State Retirement Investment Fund for Corporate Headquarters dated September 28, 2008 (Exhibit 10.1)(11)
10.13	Modification Agreement by and between Winmark Corporation and BridgeFunds, LLC dated October 22, 2009 (Exhibit 10.2)(12)
10.14	2010 Stock Option Plan, including forms of stock option agreements (Exhibit 10.18) (3) (13)
10.15	Credit Agreement, dated July 13, 2010, among Winmark Corporation and its subsidiaries and The PrivateBank and Trust Company (Exhibit 10.2)(14)
10.16	Security Agreements, dated July 13, 2010, among Winmark Corporation, each of its subsidiaries and The PrivateBank and Trust Company (Exhibit 10.3)(14)
10.17	Pledge Agreement, dated July 13, 2010, among Winmark Corporation and The PrivateBank and Trust Company (Exhibit 10.4)(14)
10.18	First Amendment to Modification Agreement by and between Winmark Corporation and BridgeFunds, LLC dated October 20, 2010 (Exhibit 10.1)(15)
10.19	Second Amendment to Modification Agreement by and between Winmark Corporation and BridgeFunds, LLC dated July 22, 2011 (Exhibit 10.1)(16)
10.20	Amendment No. 1 to Credit Agreement, among Winmark Corporation and its subsidiaries, The PrivateBank and Trust Company, and BMO Harris Bank N.A., dated January 30, 2012 (Exhibit 10.1)(17)

Exhibit Number	Description
10.21	Amendment No. 2 to Credit Agreement, among Winmark Corporation and its subsidiaries, The PrivateBank and Trust Company, and BMO Harris Bank N.A., dated February 29, 2012 (Exhibit 10.1)(18)
10.22	Third Amendment to Modification Agreement by and between Winmark Corporation and BridgeFunds, LLC dated July 26, 2012 (Exhibit 10.1) (19)
21.1	Subsidiaries: Grow Biz Games, Inc., a Minnesota corporation; Winmark Capital Corporation, a Minnesota corporation and Wirth Business Credit, Inc., a Minnesota corporation
23.1*	Consent of GRANT THORNTON LLP; Independent Registered Public Accounting Firm
24.1	Power of Attorney (Contained on signature page to this Form 10-K)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the annual report on Form 10-K of Winmark Corporation and Subsidiaries for the year ended December 29, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.+

*                                         Filed Herewith

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

(3)                                 Indicates management contracts, compensation plans or arrangements required to be filed as exhibits.

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

(8)                                 Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on December 20, 2006.

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

(13)                          Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

(14)                          Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2010.

(15)                          Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2010.

(16)                          Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2011.

(17)                          Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on January 31, 2012.

(18)                          Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on March 1, 2012.

(19)                          Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012.