Form 10-Q
period 2013-03-30
WINMARK CORP
filed 2013-04-24
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

or

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

Common stock, no par value, 5,000,585 shares outstanding as of April 17, 2013.

WINMARK CORPORATION AND SUBSIDIARIES

PART I.          FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 30, 2013	December 29, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$2,191,500	$2,233,400
Marketable securities	89,300	85,900
Receivables, less allowance for doubtful accounts of $17,200 and $17,300	1,211,100	1,237,100
Net investment in leases - current	14,599,400	13,461,200
Income tax receivable	—	1,400,700
Inventories	72,000	71,200
Prepaid expenses	422,500	445,200
Total current assets	18,585,800	18,934,700
Net investment in leases - long-term	21,237,200	22,697,100
Long-Term investments (See Note 4)	—	—
Property and equipment, net	1,176,100	1,229,500
Other assets	677,500	677,500
	$41,676,600	$43,538,800
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$4,500,000	$10,800,000
Accounts payable	1,828,500	2,203,700
Income tax payable	759,400	—
Accrued liabilities	1,632,700	1,286,300
Discounted lease rentals	815,100	896,800
Rents received in advance	82,000	134,800
Deferred revenue	1,547,800	1,641,700
Deferred income taxes	3,549,900	3,549,900
Total current liabilities	14,715,400	20,513,200
Long-Term Liabilities:
Discounted lease rentals	180,700	177,900
Rents received in advance	112,200	117,700
Deferred revenue	954,000	953,000
Other liabilities	1,219,700	1,254,700
Deferred income taxes	2,594,300	2,594,300
Total long-term liabilities	5,060,900	5,097,600

Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 4,999,647 and 4,996,459 shares issued and outstanding	112,700	—
Accumulated other comprehensive loss	(1,900)	(4,000)
Retained earnings	21,789,500	17,932,000
Total shareholders’ equity	21,900,300	17,928,000
	$41,676,600	$43,538,800

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
REVENUE:
Royalties	$8,474,900	$8,288,500
Leasing income	3,407,800	2,392,100
Merchandise sales	665,700	709,800
Franchise fees	414,600	285,000
Other	185,400	158,000
Total revenue	13,148,400	11,833,400
COST OF MERCHANDISE SOLD	641,100	664,300
LEASING EXPENSE	279,700	239,800
PROVISION FOR CREDIT LOSSES	13,800	(53,000)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,537,900	5,136,100
Income from operations	6,675,900	5,846,200
LOSS FROM EQUITY INVESTMENTS	—	(37,400)
INTEREST EXPENSE	(89,500)	(69,800)
INTEREST AND OTHER INCOME (EXPENSE)	(10,200)	46,300
Income before income taxes	6,576,200	5,785,300
PROVISION FOR INCOME TAXES	(2,518,700)	(2,269,300)
NET INCOME	$4,057,500	$3,516,000
EARNINGS PER SHARE — BASIC	$.81	$.70
EARNINGS PER SHARE — DILUTED	$.78	$.67
WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	4,997,322	5,052,952
WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	5,202,696	5,280,202

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012

NET INCOME	$4,057,500	$3,516,000
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Unrealized net gains (losses) on marketable securities:
Unrealized holding net gains arising during period	3,400	—
Reclassification adjustment for net gains included in net income	—	(28,000)
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	3,400	(28,000)
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME:
Unrealized net gains/losses on marketable securities:
Unrealized holding net gains arising during period	(1,300)	—
Reclassification adjustment for net gains included in net income	—	11,000
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME	(1,300)	11,000
OTHER COMPREHENSIVE GAIN (LOSS), NET OF TAX	2,100	(17,000)
COMPREHENSIVE INCOME	$4,059,600	$3,499,000

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
OPERATING ACTIVITIES:
Net income	$4,057,500	$3,516,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	107,000	114,500
Provision for credit losses	13,800	(53,000)
Compensation expense related to stock options	261,700	205,400
Deferred income taxes	—	275,100
Gain on sale of marketable securities	—	(30,000)
Loss from equity investments	—	37,400
Deferred initial direct costs	(172,900)	(152,000)
Amortization of deferred initial direct costs	140,800	102,300
Tax benefits on exercised stock options	—	(327,400)
Change in operating assets and liabilities:
Receivables	26,000	33,800
Income tax receivable / payable	2,158,800	513,100
Inventories	(800)	(600)
Prepaid expenses	22,700	(75,400)
Accounts payable	(375,200)	(190,500)
Accrued and other liabilities	311,400	288,900
Rents received in advance and security deposits	265,100	107,600
Deferred revenue	(92,900)	167,400
Net cash provided by operating activities	6,723,000	4,532,600
INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	—	1,311,600
Purchase of marketable securities	—	(265,800)
Purchase of property and equipment	(53,600)	(23,700)
Purchase of equipment for lease contracts	(4,673,500)	(4,338,000)
Principal collections on lease receivables	4,530,300	4,545,500
Net cash provided by (used for) investing activities	(196,800)	1,229,600
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	—	14,600,000
Payments on line of credit	(6,300,000)	(2,500,000)
Repurchases of common stock	(269,600)	—
Proceeds from exercises of stock options	120,600	403,200
Dividends paid	(200,000)	(25,519,500)
Proceeds from discounted lease rentals	80,900	—
Tax benefits on exercised stock options	—	327,400
Net cash used for financing activities	(6,568,100)	(12,688,900)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(41,900)	(6,926,700)
Cash and cash equivalents, beginning of period	2,233,400	9,020,100
Cash and cash equivalents, end of period	$2,191,500	$2,093,400
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$84,700	$19,800
Cash paid for income taxes	$359,800	$1,481,100

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

Revenues and operating results for the three months ended March 30, 2013 are not necessarily indicative of the results to be expected for the full year.

2.     Organization and Business:

The Company offers licenses to operate franchises using the service marks Plato’s Closet®, Play It Again Sports®, Once Upon A Child®, Music Go Round® and Style Encore™.  The Company also operates both middle market and small-ticket equipment leasing businesses under the Winmark Capital® and Wirth Business Credit® marks.

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

4.     Investments:

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities:

	March 30, 2013		December 29, 2012
	Cost	Fair Value	Cost	Fair Value
Equity securities	$92,400	$89,300	$92,400	$85,900

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive loss are as follows:

	March 30, 2013	December 29, 2012
Unrealized gains	$1,000	$—
Unrealized losses	(4,100)	(6,500)
Net unrealized losses	$(3,100)	$(6,500)

The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Realized gains	$—	$42,300
Realized losses	—	(12,300)
Net realized gains	$—	$30,000

Amounts reclassified out of accumulated other comprehensive loss into earnings is determined by using the average cost of the security when sold.  Gross realized gains (losses) reclassified out of accumulated other comprehensive loss into earnings are included in Interest and Other Income (Expense) and the related tax benefits (expenses) are included in the Provision for Income Taxes lines of the Statements of Operations.

Long-Term Investments

The Company has an investment in Tomsten, Inc. (“Tomsten”), the parent company of “Archiver’s” retail chain.  The Company has invested a total of $8.5 million in the purchase of common stock of Tomsten, with such investment representing 22.0% of Tomsten’s outstanding common stock.  The Company applies the equity method of accounting to this investment, and during the first quarter of 2012, the Company recorded $37,400 for its pro-rata share of Tomsten’s losses in the statement of operations on the line item captioned Loss from Equity Investments.  During the fourth quarter of 2012, the Company recorded an impairment charge for the remaining portion of its investment in Tomsten.  The Company’s carrying value of this investment was $0 as of March 30, 2013 and December 29, 2012.

The Company has a $2.0 million investment in senior subordinated promissory notes in BridgeFunds Limited (“BridgeFunds”).  The Company has deemed this investment to be impaired, and as of December 29, 2012, the Company had recorded impairment charges and established a corresponding valuation allowance that reduced the net investment balance to $0.  The Company has maintained the net investment balance of $0 as of March 30, 2013, as it does not expect to receive any cash flows from this investment.

5.     Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	March 30, 2013	December 29, 2012
Direct financing and sales-type leases:
Minimum lease payments receivable	$36,539,000	$33,094,100
Estimated residual value of equipment	3,775,900	2,925,900
Unearned lease income net of initial direct costs deferred	(5,588,500)	(5,155,400)
Security deposits	(3,205,900)	(2,882,400)
Equipment installed on leases not yet commenced	4,742,600	8,443,600
Total investment in direct financing and sales-type leases	36,263,100	36,425,800
Allowance for credit losses	(800,000)	(775,800)
Net investment in direct financing and sales-type leases	35,463,100	35,650,000

Operating leases:

Operating lease assets	1,367,500	1,564,300
Less accumulated depreciation and amortization	(994,000)	(1,056,000)
Net investment in operating leases	373,500	508,300

Total net investment in leasing operations	$35,836,600	$36,158,300

As of March 30, 2013, the $35.8 million total net investment in leases consists of $14.6 million classified as current and $21.2 million classified as long-term.  As of December 29, 2012, the $36.2 million total net investment in leases consists of $13.5 million classified as current and $22.7 million classified as long-term.

As of March 30, 2013, no customer had leased assets totaling more than 10% of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2013 and the full fiscal years thereafter as of March 30, 2013:

	Direct Financing and Sales-Type Leases		Operating Leases
	Minimum Lease Payments Receivable	Income Amortization	Minimum Lease Payments Receivable
2013	$15,279,800	$3,503,000	$1,155,800
2014	14,665,400	1,763,300	332,000
2015	5,908,200	316,500	49,900
2016	685,600	5,700	—
2017	—	—	—
Thereafter	—	—	—
	$36,539,000	$5,588,500	$1,537,700

The activity in the allowance for credit losses for leasing operations during the first three months of 2013 and 2012, respectively, is as follows:

	March 30, 2013	March 31, 2012
Balance at beginning of period	$775,800	$803,800
Provisions charged to expense	13,800	(53,000)
Recoveries	21,300	34,100
Deductions for amounts written-off	(10,900)	(25,700)
Balance at end of period	$800,000	$759,200

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	March 30, 2013		December 29, 2012
	Investment In Leases	Allowance for Credit Losses	Investment In Leases	Allowance for Credit Losses
Collectively evaluated for loss potential	$36,263,100	$800,000	$36,425,800	$775,800
Individually evaluated for loss potential	—	—	—	—
Total	$36,263,100	$800,000	$36,425,800	$775,800

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

	March 30, 2013
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$34,925,100	$—	$—	$—	$34,925,100
Small-Ticket	1,329,500	8,500	—	—	1,338,000
Total Investment in Leases	$36,254,600	$8,500	$—	$—	$36,263,100

	December 29, 2012
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$34,901,300	$—	$—	$—	$34,901,300
Small-Ticket	1,517,700	—	—	6,800	1,524,500
Total Investment in Leases	$36,419,000	$—	$—	$6,800	$36,425,800

6.              New Accounting Pronouncements:

In February 2013, the Financial Accounting Standards Board issued guidance that requires an entity to present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income/loss based on its source and the income statement line items affected by the reclassification.  If a component is not required to be reclassified to net income in its entirety, entities would instead cross reference to the related footnote for additional information.  This guidance is effective prospectively for reporting periods beginning after December 15, 2012.  The Company adopted the new guidance on December 30, 2012 and such adoption has not impacted the consolidated results of the Company.

7.     Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended
	March 30, 2013	March 31, 2012
Denominator for basic EPS — weighted average common shares	4,997,322	5,052,952
Dilutive shares associated with option plans	205,374	227,250
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	5,202,696	5,280,202
Options excluded from EPS calculation — anti-dilutive	9,299	4,494

8.     Shareholders’ Equity:

Dividends

On January 23, 2013, the Company’s Board of Directors approved the payment of a $0.04 per share quarterly cash dividend to shareholders of record at the close of business on February 6, 2013, which was paid on March 1, 2013.

Repurchase of Common Stock

In the first three months of 2013 the Company repurchased 4,756 shares of its common stock for an aggregate price of $269,600 or $56.69 per share.  Under the Board of Directors’ authorization, as of March 30, 2013, the Company has the ability to repurchase an additional 356,396 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

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

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of March 30, 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 29, 2012	613,727	$31.46	7.06	$16,010,000
Exercised	(7,944)	15.18
Outstanding at March 30, 2013	605,783	$31.68	6.81	$18,968,900
Exercisable at March 30, 2013	343,519	$21.94	5.55	$14,100,800

No options were granted during the three months ended March 30, 2013 or the three months ended March 31, 2012.  All unexercised options at March 30, 2013 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $261,700 and $205,400 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first three months of 2013 and 2012, respectively.  As of March 30, 2013, the Company had $2.4 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.5 years.

9.  Line of Credit

As of March 30, 2013, there were $4.5 million in borrowings outstanding under the Company’s Line of Credit with The PrivateBank and Trust Company and BMO Harris Bank N.A., bearing interest ranging from 2.95% to 3.75%.

The Line of Credit, which provides for an aggregate commitment of $35.0 million subject to certain borrowing base limitations, has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of March 30, 2013, the Company was in compliance with all of its financial covenants.

10. Discounted Lease Rentals:

The Company utilized certain lease receivables and underlying expenses as collateral to borrow from financial institutions at a weighted average rate of 3.0% at March 30, 2013 on a non-recourse basis.

11.       Segment Reporting:

The Company currently has two reportable business segments, franchising and leasing.  The franchising segment franchises value-oriented retail store concepts that buy, sell, trade and consign merchandise.  The leasing segment includes (i) Winmark Capital Corporation, a middle-market equipment leasing business and (ii) Wirth Business Credit, Inc., a small ticket financing business.  Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses. The Company’s internal management reporting is the basis for the information disclosed for its business segments and includes allocation of shared-service costs.  Segment assets are those that are directly used in or identified with segment operations, including cash, accounts receivable, prepaids, inventory, property and equipment and investment in leasing operations. Unallocated assets include corporate cash and cash equivalents, marketable securities, current and long-term investments, current and deferred tax amounts and other corporate assets.  Inter-segment balances and transactions have been eliminated.  The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	Three Months Ended
	March 30, 2013	March 31, 2012
Revenue:
Franchising	$9,740,600	$9,441,300
Leasing	3,407,800	2,392,100
Total revenue	$13,148,400	$11,833,400

Reconciliation to operating income:
Franchising segment contribution	$4,834,100	$4,828,500
Leasing segment contribution	1,841,800	1,017,700
Total operating income	$6,675,900	$5,846,200

Depreciation:
Franchising	$84,200	$88,900
Leasing	22,800	25,600
Total depreciation	$107,000	$114,500

	As of
	March 30, 2013	December 29, 2012
Identifiable assets:
Franchising	$2,159,500	$2,957,200
Leasing	38,030,900	37,622,800
Unallocated	1,486,200	2,958,800
Total	$41,676,600	$43,538,800

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of March 30, 2013, we had 983 franchises operating under the Plato’s Closet, Play it Again Sports, Once Upon A Child and Music Go Round brands and had a leasing portfolio of $35.8 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most profitable source of franchising revenue is royalties received from our franchise partners.  During the first three months of 2013, our royalties increased $0.2 million or 2.2% compared to the first three months of 2012.

During the first three months of 2013, we purchased $4.7 million in equipment for lease customers compared to $4.3 million in the first three months of 2012.  Overall, our leasing portfolio (net investment in leases — current and long-term) of $35.8 million at March 30, 2013 was down from $36.2 million at December 29, 2012, but up from $29.6 million at March 31, 2012.  Leasing income net of leasing expense during the first three months of 2013 was $3.1 million compared to $2.2 million in the same period last year.  Fluctuations in period-to-period leasing income and leasing expense result primarily from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the purchases of equipment for lease customers and the medium- to long-term trend in the size of the leasing portfolio.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first three months of 2013, selling, general and administrative expense increased $0.4 million, or 7.8%, compared to the first three months of 2012.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first three months ended March 30, 2013:

					THREE MONTHS ENDED 3/30/13
	TOTAL 12/29/12	OPENED	CLOSED	TOTAL 3/30/13	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Plato’s Closet
Franchises - US and Canada	354	14	(1)	367	8	8
Play It Again Sports
Franchises - US and Canada	315	2	(3)	314	8	8
Once Upon A Child
Franchises - US and Canada	266	5	(1)	270	3	3
Music Go Round
Franchises - US	33	0	(1)	32	0	0
Total Franchised Stores	968	21	(6)	983	19	19

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the first three months of 2013, we renewed 19 of the 19 franchise agreements available for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended
	March 30, 2013	March 31, 2012
Revenue:
Royalties	64.5%	70.0%
Leasing income	25.9	20.2
Merchandise sales	5.1	6.0
Franchise fees	3.1	2.4
Other	1.4	1.4
Total revenue	100.0%	100.0%
Cost of merchandise sold	(4.9)	(5.6)
Leasing expense	(2.1)	(2.0)
Provision for credit losses	(0.1)	0.4
Selling, general and administrative expenses	(42.1)	(43.4)
Income from operations	50.8	49.4
Loss from equity investments	—	(0.3)
Interest expense	(0.7)	(0.6)
Interest and other income (expense)	(0.1)	0.4
Income before income taxes	50.0	48.9
Provision for income taxes	(19.2)	(19.2)
Net income	30.8%	29.7%

Comparison of Three Months Ended March 30, 2013 to Three Months Ended March 31, 2012

Revenue

Revenues for the first three months of 2013 totaled $13.1 million compared to $11.8 million for the comparable period in 2012.

Royalties and Franchise Fees

Royalties increased to $8.5 million for the first three months of 2013 from $8.3 million for the first three months of 2012, a 2.2% increase.  The increase was due to higher Plato’s Closet royalties of $0.2 million, resulting primarily from having 34 additional Plato’s Closet franchise stores in the first three months of 2013 compared to the same period last year.

Franchise fees increased to $414,600 for the first three months of 2013 compared to $285,000 for the first three months of 2012, primarily as a result of opening eight more franchises in the 2013 period compared to the same period in 2012.

Leasing Income

Leasing income increased to $3.4 million for the first three months of 2013 compared to $2.4 million for the same period in 2012.  The increase is primarily due to a larger lease portfolio in 2013 compared to 2012 as well as the classification of certain leases as sales-type leases in accordance with accounting guidance applicable to lessors.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales decreased to $665,700 for the first three months of 2013 compared to $709,800 in the same period of 2012.  The decrease is primarily due to a decrease in buying group sales.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold decreased to $641,100 for the first three months of 2013 compared to $664,300 in the same period of 2012.  The decrease was due to a decrease in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first three months of 2013 and 2012 was 96.3% and 93.6%, respectively.

Leasing Expense

Leasing expense increased to $279,700 for the first three months of 2013 compared to $239,800 for the first three months of 2012.  The increase is primarily due to the cost associated with those leases classified as sales-type leases noted above.

Provision for Credit Losses

Provision for credit losses was $13,800 for the first three months of 2013 compared to $(53,000) for the first three months of 2012.  The increase in provision for credit losses is primarily due to the increase in lease payments receivable associated with the larger lease portfolio.

Selling, General and Administrative

Selling, general and administrative expenses increased 7.8% to $5.5 million in the first three months of 2013 from $5.1 million in the same period of 2012.  The increase was primarily due to an increase in compensation, benefits and advertising production expenses.

Loss from Equity Investments

During the first quarter of 2012, we recorded a loss of $37,400 from our investment in Tomsten (representing our pro-rata share of losses for the period).  As of December 29, 2012, we had fully impaired this investment and therefore did not record additional losses during the first quarter of 2013.

Interest Expense

Interest expense increased to $89,500 for the first three months of 2013 compared to $69,800 for the first three months of 2012.  The increase is primarily due to higher average corporate borrowings when compared to last year .

Interest and Other Income (Expense)

During the first three months of 2013, we had interest and other income (expense) of $(10,200) compared to $46,300 of interest and other income in the first three months of 2012.  Interest and other income during the first quarter of 2012 included gains on sales of marketable securities that did not recur during the first quarter of 2013.  (See Note 4 — “Investments”).

Income Taxes

The provision for income taxes was calculated at an effective rate of 38.3% and 39.2% for the first three months of 2013 and 2012, respectively.  The lower effective rate in 2013 compared to 2012 primarily reflects a decrease in state taxes and our recording of deferred tax asset valuation allowance in 2012.

Segment Comparison of Three Months Ended March 30, 2013 to Three Months Ended March 31, 2012

Franchising Segment Operating Income

The franchising segment’s operating income for the first three months of 2013 of $4.8 million was comparable to $4.8 million for the first three months of 2012.

Leasing Segment Operating Income

The leasing segment’s operating income for the first three months of 2013 increased by $0.8 million to $1.8 million from $1.0 million for the first three months of 2012.  The increase in segment contribution was due to an increase in leasing income net of leasing expense.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the consolidated condensed statement of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation, compensation expense related to stock options, loss from and impairment of equity investments and impairment of investment in notes.

We ended the first quarter of 2013 with $2.2 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 1.3 to 1.0 compared to $2.1 million in cash and cash equivalents and a current ratio of 0.8 to 1.0 at the end of the first quarter of 2012.

Operating activities provided $6.7 million of cash during the first three months of 2013 compared to $4.5 million provided during the same period last year.  A contributing factor to the increase in cash provided by operating activities in the first three months of 2013 compared to 2012 was a decrease in cash paid for income taxes of $1.1 million.

Investing activities used $0.2 million of cash during the first three months of 2013.  The 2013 activities consisted primarily of the purchase of equipment for lease customers of $4.7 million and collections on lease receivables of $4.5 million.

Financing activities used $6.6 million of cash during the first three months of 2013.  The 2013 activities consisted primarily of net proceeds from exercises of stock options of $0.1 million, net payments on our line of credit of $6.3 million, $0.3 million to repurchase 4,756 shares of our common stock and $0.2 million for the payment of dividends.  (See Note 8 — “Shareholders’ Equity”).

As of March 30, 2013, we had no off balance sheet arrangements.

As of March 30, 2013, our borrowing availability under our credit agreement with The PrivateBank and Trust Company and BMO Harris Bank, N.A. (the “Line of Credit”) was $35.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $4.5 million in borrowings outstanding at March 30, 2013 under the Line of Credit bearing interest ranging from 2.95% to 3.75%, leaving $30.5 million available for additional borrowings.

The Line of Credit, which has a termination date of February 29, 2016, has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of March 30, 2013, we were in compliance with all of our financial covenants.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first three months of 2013, the Company collected $20,900 less than it estimated at December 29, 2012.  As of March 30, 2013, the Company’s royalty receivable was $951,500.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet.  As of March 30, 2013, deferred franchise fees were $1,239,800.

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

See Note 4 — “Investments” for a discussion of the Company’s Long-Term Investments.

Forward Looking Statements

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, the Company’s belief that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, as well as its disclosures regarding market rate risk are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions.  See the section appearing in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 entitled “Risk Factors” and Part II, Item 1A in this Report for a more complete discussion of certain factors that may cause the Company’s actual results to differ from those in its forward looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial markets risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At March 30, 2013, the Company had available a $35.0 million line of credit with The PrivateBank and Trust Company and BMO Harris Bank, N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (less than three months) or the bank’s index rate for borrowings one year or greater.  The Company had $4.5 million of debt outstanding at March 30, 2013 under this line of credit, all of which was in the form of short-term borrowings subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates.  With the Company’s borrowings at March 30, 2013, a one percent increase in short-term rates would reduce annual pretax earnings by $45,000.  The Company had no interest rate derivatives in place at March 30, 2013.

None of the Company’s cash and cash equivalents at March 30, 2013 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Although the Company conducts business in foreign countries, international operations are not material to its consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to the Company’s results of operations for the three months ended March 30, 2013.  Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on its future costs or on future cash flows it would receive from its foreign activity.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 1A:  Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.  If any of those factors were to occur, they could materially adversely affect the Company’s financial condition or future results, and could cause its actual results to differ materially from those expressed in its forward-looking statements in this report.  The Company is aware of no material changes to the Risk Factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan

December 30, 2012 to February 2, 2013	4,756	$56.69	4,756	356,396
February 3, 2013 to March 2, 2013	—	—	—	356,396
March 3, 2013 to March 30, 2013	—	—	—	356,396

(1)                                 The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 5,000,000 shares, of which 356,396 may still be repurchased

ITEM 3:  Defaults Upon Senior Securities

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

31.1                        Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2                        Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1                        Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2                        Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101                           Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended March 30, 2013, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of  Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.+

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

Date: April 24, 2013	By:	/s/ John L. Morgan
John L. Morgan Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: April 24, 2013	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED MARCH 30, 2013

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended March 30, 2013, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.+

*Filed Herewith

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