Form 10-Q
period 2013-09-28
WINMARK CORP
filed 2013-10-23
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

or

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

Common stock, no par value, 5,135,961 shares outstanding as of October 15, 2013.

WINMARK CORPORATION AND SUBSIDIARIES

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	CONSOLIDATED CONDENSED BALANCE SHEETS: September 28, 2013 and December 29, 2012	3

	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS: Three Months Ended September 28, 2013 and September 29, 2012 Nine Months Ended September 28, 2013 and September 29, 2012	4

	CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME: Three Months Ended September 28, 2013 and September 29, 2012 Nine Months Ended September 28, 2013 and September 29, 2012	5

	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS: Nine Months Ended September 28, 2013 and September 29, 2012	6

	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	7 — 13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 — 23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

	SIGNATURES	27

PART I.         FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 28, 2013	December 29, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$8,248,000	$2,233,400
Marketable securities	401,000	85,900
Receivables, less allowance for doubtful accounts of $5,000 and $17,300	1,116,900	1,237,100
Net investment in leases - current	16,398,700	13,461,200
Income tax receivable	366,700	1,400,700
Inventories	69,400	71,200
Prepaid expenses	618,600	445,200
Total current assets	27,219,300	18,934,700
Net investment in leases - long-term	20,274,700	22,697,100
Long-term investments (See Note 4)	—	—
Property and equipment, net	1,073,700	1,229,500
Other assets	677,500	677,500
	$49,245,200	$43,538,800
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$—	$10,800,000
Accounts payable	1,724,300	2,203,700
Accrued liabilities	2,359,100	1,286,300
Discounted lease rentals	834,000	896,800
Rents received in advance	48,700	134,800
Deferred revenue	1,787,900	1,641,700
Deferred income taxes	3,574,200	3,549,900
Total current liabilities	10,328,200	20,513,200
Long-Term Liabilities:
Discounted lease rentals	382,700	177,900
Rents received in advance	111,800	117,700
Deferred revenue	1,128,200	953,000
Other liabilities	1,148,900	1,254,700
Deferred income taxes	2,864,700	2,594,300
Total long-term liabilities	5,636,300	5,097,600
Shareholders’ Equity:
Common stock, no par value, 10,000,000 shares authorized, 5,135,961 and 4,996,459 shares issued and outstanding	2,420,300	—
Accumulated other comprehensive loss	(9,900)	(4,000)
Retained earnings	30,870,300	17,932,000
Total shareholders’ equity	33,280,700	17,928,000
	$49,245,200	$43,538,800

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
REVENUE:
Royalties	$9,853,900	$9,178,400	$26,937,000	$25,160,800
Leasing income	3,810,100	4,312,700	11,348,100	9,989,800
Merchandise sales	598,000	716,600	1,821,100	2,083,200
Franchise fees	340,000	411,000	1,144,200	966,000
Other	189,900	180,400	713,400	625,100
Total revenue	14,791,900	14,799,100	41,963,800	38,824,900
COST OF MERCHANDISE SOLD	569,200	684,400	1,734,700	1,982,200
LEASING EXPENSE	399,300	770,700	1,289,500	1,336,200
PROVISION FOR CREDIT LOSSES	(29,800)	(1,700)	(67,700)	(69,600)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,311,900	4,882,200	16,728,900	15,239,900
Income from operations	8,541,300	8,463,500	22,278,400	20,336,200
LOSS FROM EQUITY INVESTMENTS	—	(372,300)	—	(650,400)
IMPAIRMENT OF INVESTMENT IN NOTES	—	(660,700)	—	(660,700)
INTEREST EXPENSE	(35,500)	(110,200)	(180,100)	(302,300)
INTEREST AND OTHER INCOME (EXPENSE)	5,500	14,300	(4,800)	50,600
Income before income taxes	8,511,300	7,334,600	22,093,500	18,773,400
PROVISION FOR INCOME TAXES	(3,259,800)	(3,075,100)	(8,447,700)	(7,593,500)
NET INCOME	$5,251,500	$4,259,500	$13,645,800	$11,179,900
EARNINGS PER SHARE — BASIC	$1.03	$.85	$2.70	$2.22
EARNINGS PER SHARE — DILUTED	$1.00	$.82	$2.61	$2.13
WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	5,116,872	5,013,822	5,046,156	5,041,023
WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	5,263,311	5,222,719	5,222,196	5,257,057

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

NET INCOME	$5,251,500	$4,259,500	$13,645,800	$11,179,900
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Unrealized net gains (losses) on marketable securities:
Unrealized holding net gains (losses) arising during period	(8,100)	(5,600)	(9,500)	(2,000)
Reclassification adjustment for net gains included in net income	—	—	—	(28,000)
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	(8,100)	(5,600)	(9,500)	(30,000)
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME:
Unrealized net gains/losses on marketable securities:
Unrealized holding net gains (losses) arising during period	3,100	2,200	3,600	800
Reclassification adjustment for net gains included in net income	—	—	—	11,000
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME	3,100	2,200	3,600	11,800
OTHER COMPREHENSIVE GAIN (LOSS), NET OF TAX	(5,000)	(3,400)	(5,900)	(18,200)
COMPREHENSIVE INCOME	$5,246,500	$4,256,100	$13,639,900	$11,161,700

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 28, 2013	September 29, 2012
OPERATING ACTIVITIES:
Net income	$13,645,800	$11,179,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	321,400	326,600
Provision for credit losses	(67,700)	(69,600)
Compensation expense related to stock options	842,900	683,000
Deferred income taxes	294,700	214,200
Gain on sale of marketable securities	—	(34,600)
Loss from equity investments	—	650,400
Impairment of investment in notes	—	660,700
Deferred initial direct costs	(374,100)	(484,100)
Amortization of deferred initial direct costs	418,700	421,800
Tax benefits on exercised stock options	(310,900)	(353,300)
Change in operating assets and liabilities:
Receivables	120,200	151,700
Income tax receivable / payable	1,348,500	53,800
Inventories	1,800	(16,800)
Prepaid expenses	(173,400)	(211,300)
Accounts payable	(479,400)	51,000
Accrued and other liabilities	967,000	998,400
Rents received in advance and security deposits	160,800	(100)
Deferred revenue	321,400	450,500
Net cash provided by operating activities	17,037,700	14,672,200
INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	—	1,424,700
Purchase of marketable securities	(324,600)	(466,700)
Purchase of property and equipment	(165,600)	(81,500)
Purchase of equipment for lease contracts	(14,979,300)	(17,372,400)
Principal collections on lease receivables	13,654,700	12,802,200
Net cash used for investing activities	(1,814,800)	(3,693,700)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	2,000,000	20,300,000
Payments on line of credit	(12,800,000)	(9,600,000)
Repurchases of common stock	(1,854,900)	(4,893,600)
Proceeds from exercises of stock options	3,121,400	594,900
Dividends paid	(707,500)	(25,922,600)
Proceeds from discounted lease rentals	721,800	1,418,600
Tax benefits on exercised stock options	310,900	353,300
Net cash used for financing activities	(9,208,300)	(17,749,400)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,014,600	(6,770,900)
Cash and cash equivalents, beginning of period	2,233,400	9,020,100
Cash and cash equivalents, end of period	$8,248,000	$2,249,200
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$195,200	$266,400
Cash paid for income taxes	$6,787,800	$7,325,500

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

Revenues and operating results for the nine months ended September 28, 2013 are not necessarily indicative of the results to be expected for the full year.

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

4.     Investments:

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities:

	September 28, 2013		December 29, 2012
	Cost	Fair Value	Cost	Fair Value
Equity securities	$417,000	$401,000	$92,400	$85,900

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive loss are as follows:

	September 28, 2013	December 29, 2012
Unrealized gains	$300	$—
Unrealized losses	(16,300)	(6,500)
Net unrealized losses	$(16,000)	$(6,500)

The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Realized gains	$—	$4,600	$—	$46,900
Realized losses	—	—	—	(12,300)
Net realized gains/(losses)	$—	$4,600	$—	$34,600

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

Long-Term Investments

The Company has an investment in Tomsten, Inc. (“Tomsten”), the parent company of “Archiver’s” retail chain.  The Company has invested a total of $8.5 million in the purchase of common stock of Tomsten, with such investment representing 22.0% of Tomsten’s outstanding common stock.  The Company applies the equity method of accounting to this investment, and during the first nine months of 2012, the Company recorded $650,400 for its pro-rata share of Tomsten’s losses in the Consolidated Condensed Statements of Operations on the line item captioned Loss from Equity Investments.  During the fourth quarter of 2012, the Company recorded an impairment charge for the remaining portion of its investment in Tomsten.  On April 29, 2013, Tomsten filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in Minnesota.  The Company’s carrying value of this investment was $0 as of September 28, 2013 and December 29, 2012.

The Company has a $2.0 million investment in senior subordinated promissory notes in BridgeFunds Limited (“BridgeFunds”).  The Company has deemed this investment to be impaired, and as of December 29, 2012, the Company had recorded impairment charges and established a corresponding valuation allowance that reduced the net investment balance to $0.  The Company has maintained the net investment balance of $0 as of September 28, 2013, as it does not expect to receive any cash flows from this investment.

5.     Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	September 28, 2013	December 29, 2012
Direct financing and sales-type leases:
Minimum lease payments receivable	$37,061,800	$33,094,100
Estimated residual value of equipment	4,399,100	2,925,900
Unearned lease income net of initial direct costs deferred	(5,544,700)	(5,155,400)
Security deposits	(3,135,300)	(2,882,400)
Equipment installed on leases not yet commenced	4,496,900	8,443,600
Total investment in direct financing and sales-type leases	37,277,800	36,425,800
Allowance for credit losses	(805,500)	(775,800)
Net investment in direct financing and sales-type leases	36,472,300	35,650,000
Operating leases:
Operating lease assets	1,229,800	1,564,300
Less accumulated depreciation and amortization	(1,028,700)	(1,056,000)
Net investment in operating leases	201,100	508,300
Total net investment in leasing operations	$36,673,400	$36,158,300

As of September 28, 2013, the $36.7 million total net investment in leases consists of $16.4 million classified as current and $20.3 million classified as long-term.  As of December 29, 2012, the $36.2 million total net investment in leases consists of $13.5 million classified as current and $22.7 million classified as long-term.

As of September 28, 2013, no customer had leased assets totaling more than 10% of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2013 and the full fiscal years thereafter as of September 28, 2013:

	Direct Financing and Sales-Type Leases		Operating Leases
	Minimum Lease Payments Receivable	Income Amortization	Minimum Lease Payments Receivable
2013	$5,862,700	$1,635,700	$429,100
2014	19,388,800	3,071,800	332,000
2015	9,836,500	790,500	49,900
2016	1,972,000	46,600	—
2017	1,800	100	—
Thereafter	—	—	—
	$37,061,800	$5,544,700	$811,000

The activity in the allowance for credit losses for leasing operations during the first nine months of 2013 and 2012, respectively, is as follows:

	September 28, 2013	September 29, 2012
Balance at beginning of period	$775,800	$803,800
Provisions charged to expense	(67,700)	(69,600)
Recoveries	114,700	195,900
Deductions for amounts written-off	(17,300)	(128,100)
Balance at end of period	$805,500	$802,000

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	September 28, 2013		December 29, 2012
	Investment In Leases	Allowance for Credit Losses	Investment In Leases	Allowance for Credit Losses
Collectively evaluated for loss potential	$37,277,800	$805,500	$36,425,800	$775,800
Individually evaluated for loss potential	—	—	—	—
Total	$37,277,800	$805,500	$36,425,800	$775,800

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

	September 28, 2013
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$36,158,500	$—	$—	$—	$36,158,500
Small-Ticket	1,097,100	22,200	—	—	1,119,300
Total Investment in Leases	$37,255,600	$22,200	$—	$—	$37,277,800

	December 29, 2012
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$34,901,300	$—	$—	$—	$34,901,300
Small-Ticket	1,517,700	—	—	6,800	1,524,500
Total Investment in Leases	$36,419,000	$—	$—	$6,800	$36,425,800

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

7.     Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Denominator for basic EPS — weighted average common shares	5,116,872	5,013,822	5,046,156	5,041,023
Dilutive shares associated with option plans	146,439	208,897	176,040	216,034
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	5,263,311	5,222,719	5,222,196	5,257,057
Options excluded from EPS calculation — anti-dilutive	1,267	23,270	9,403	18,863

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

On July 24, 2013, the Company’s Board of Directors approved the payment of a $0.05 per share quarterly cash dividend to shareholders of record at the close of business on August 7, 2013, which was paid on September 3, 2013.

Repurchase of Common Stock

In the first nine months of 2013, the Company repurchased 28,422 shares of its common stock for an aggregate purchase price of $1.9 million or $65.26 per share.  Under the Board of Directors’ authorization, as of September 28, 2013, the Company has the ability to repurchase an additional 332,730 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

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

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of September 28, 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 29, 2012	613,727	$31.46	7.06	$16,010,000
Granted	47,500	59.77
Exercised	(168,462)	18.72
Forfeited	(6,565)	42.20
Outstanding at September 28, 2013	486,200	$38.50	7.28	$17,358,000
Exercisable at September 28, 2013	236,064	$27.15	6.07	$11,107,300

The fair value of options granted under the Option Plans during the first nine months of 2013 and 2012 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Nine Months Ended
	September 28, 2013	September 29, 2012
Risk free interest rate	1.30%	0.88%
Expected life (years)	6	6
Expected volatility	32.5%	31.4%
Dividend yield	1.90%	2.06%
Option fair value	$15.84	$12.95

During the nine months ended September 28, 2013, option holders surrendered 538 shares of previously owned common stock as payment for option shares exercised as provided for by the Option Plans.  All unexercised options at September 28, 2013 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $842,900 and $683,000 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first nine months of 2013 and 2012, respectively.  As of September 28, 2013, the Company had $2.5 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.4 years.

9.  Line of Credit:

As of September 28, 2013, there were no borrowings outstanding under the Company’s Line of Credit with The PrivateBank and Trust Company and BMO Harris Bank N.A.

The Line of Credit, which provides for an aggregate commitment of $35.0 million subject to certain borrowing base limitations, has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of September 28, 2013, the Company was in compliance with all of its financial covenants.

10.  Discounted Lease Rentals:

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average interest rate of 3.1% at September 28, 2013 on a non-recourse basis.

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

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenue:
Franchising	$10,981,800	$10,486,400	$30,615,700	$28,835,100
Leasing	3,810,100	4,312,700	11,348,100	9,989,800
Total revenue	$14,791,900	$14,799,100	$41,963,800	$38,824,900

Reconciliation to operating income:
Franchising segment contribution	$6,306,800	$6,235,900	$15,981,700	$15,335,700
Leasing segment contribution	2,234,500	2,227,600	6,296,700	5,000,500
Total operating income	$8,541,300	$8,463,500	$22,278,400	$20,336,200

Depreciation:
Franchising	$86,100	$83,400	$252,900	$253,600
Leasing	23,300	23,800	68,500	73,000
Total depreciation	$109,400	$107,200	$321,400	$326,600

	As of
	September 28, 2013	December 29, 2012
Identifiable assets:
Franchising	$6,594,700	$2,957,200
Leasing	40,645,100	37,622,800
Unallocated	2,005,400	2,958,800
Total	$49,245,200	$43,538,800

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of September 28, 2013, we had 995 franchises operating under the Plato’s Closet, Play it Again Sports, Once Upon A Child, Music Go Round and Style Encore brands and had a leasing portfolio of $36.7 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most profitable source of franchising revenue is royalties received from our franchise partners.  During the first nine months of 2013, our royalties increased $1.8 million or 7.1% compared to the first nine months of 2012.

During the first nine months of 2013, we purchased $15.0 million in equipment for lease customers compared to $17.4 million in the first nine months of 2012.  Overall, our leasing portfolio (net investment in leases — current and long-term) increased to $36.7 million at September 28, 2013 from $36.2 million at December 29, 2012.  Leasing income net of leasing expense during the first nine months of 2013 was $10.1 million compared to $8.7 million in the same period last year.  Fluctuations in period-to-period leasing income and leasing expense result primarily from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the purchases of equipment for lease customers and the medium- to long-term trend in the size of the leasing portfolio.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first nine months of 2013, selling, general and administrative expense increased $1.5 million, or 9.8%, compared to the first nine months of 2012.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first nine months ended September 28, 2013:

					NINE MONTHS ENDED 9/28/13
	TOTAL 12/29/12	OPENED	CLOSED	TOTAL 9/28/13	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Plato’s Closet Franchises - US and Canada	354	31	(2)	383	20	20
Play It Again Sports Franchises - US and Canada	315	5	(16)	304	29	27
Once Upon A Child Franchises - US and Canada	266	15	(4)	277	23	21
Music Go Round Franchises - US	33	1	(4)	30	1	1
Style Encore Franchises - US	0	1	0	1	0	0
Total Franchised Stores	968	53	(26)	995	73	69

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the first nine months of 2013, we renewed 69 of the 73 franchise agreements available for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenue:
Royalties	66.6%	62.0%	64.2%	64.8%
Leasing income	25.8	29.1	27.1	25.7
Merchandise sales	4.0	4.9	4.3	5.4
Franchise fees	2.3	2.8	2.7	2.5
Other	1.3	1.2	1.7	1.6
Total revenue	100.0	100.0	100.0	100.0

Cost of merchandise sold	(3.9)	(4.6)	(4.1)	(5.1)
Leasing expense	(2.7)	(5.2)	(3.1)	(3.4)
Provision for credit losses	0.2	—	0.1	0.2
Selling, general and administrative expenses	(35.9)	(33.0)	(39.9)	(39.3)
Income from operations	57.7	57.2	53.0	52.4
Loss from equity investments	—	(2.5)	—	(1.7)
Impairment of investment in notes	—	(4.5)	—	(1.7)
Interest expense	(0.2)	(0.7)	(0.4)	(0.8)
Interest and other income (expense)	—	0.1	—	0.1
Income before income taxes	57.5	49.6	52.6	48.3
Provision for income taxes	(22.0)	(20.8)	(20.1)	(19.5)
Net income	35.5%	28.8%	32.5%	28.8%

Comparison of Three Months Ended September 28, 2013 to Three Months Ended September 29, 2012

Revenue

Revenues for the quarter ended September 28, 2013 totaled $14.8 million compared to $14.8 million for the comparable period in 2012.

Royalties and Franchise Fees

Royalties increased to $9.9 million for the third quarter of 2013 from $9.2 million for the third quarter of 2012, a 7.4% increase.  The increase was primarily due to higher Plato’s Closet and Once Upon A Child royalties of $0.4 million and $0.3 million, respectively.  The increase in royalties for these brands is primarily from having 33 additional Plato’s Closet and 20 additional Once Upon A Child franchise stores in the third quarter of 2013 compared to the same period last year as well as higher franchisee retail sales in these brands.

Franchise fees decreased to $340,000 for the third quarter of 2013 compared to $411,000 for the third quarter of 2012, primarily as a result of a greater mix of store openings by current franchisees as well as opening one less franchise in the 2013 period compared to the same period in 2012.

Leasing Income

Leasing income decreased to $3.8 million for the third quarter of 2013 compared to $4.3 million for the same period in 2012.  The decrease is primarily due to a lower level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center, or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales decreased to $598,000 for the third quarter of 2013 compared to $716,600 in the same period of 2012.  The decrease is due to a decrease in technology purchases by our franchisees and decreased buying group sales.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold decreased to $569,200 for the third quarter of 2013 compared to $684,400 in the same period of 2012.  The decrease was due to a decrease in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the third quarter of 2013 and 2012 was 95.2% and 95.5%, respectively.

Leasing Expense

Leasing expense decreased to $399,300 for the third quarter of 2013 compared to $770,700 for the third quarter of 2012.  The decrease is primarily due to a decrease in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was $(29,800) for the third quarter of 2013 compared to $(1,700) for the third quarter of 2012.  The provision levels for the periods presented were impacted by net recoveries in the leasing portfolio.

Selling, General and Administrative

Selling, general and administrative expenses increased 8.8% to $5.3 million in the third quarter of 2013 from $4.9 million in the same period of 2012.  The increase was primarily due to an increase in compensation, benefits and outside services, inclusive of amounts related to the launch of our new Style Encore resale concept.

Loss from Equity Investments

During the third quarter of 2012, we recorded a loss of $372,300 from our investment in Tomsten (representing our pro-rata share of losses for the period).  As of December 29, 2012, we had fully impaired this investment and therefore did not record additional losses during the third quarter of 2013.

Impairment of Investment in Notes

During the third quarter of 2012, we recorded an impairment charge of $660,700 for our investment in BridgeFunds notes as a result of our then estimate of expected future cash flows from the investment. (See Note 4 — “Investments”).

Interest Expense

Interest expense decreased to $35,500 for the third quarter of 2013 compared to $110,200 for the third quarter of 2012.  The decrease is primarily due to lower average corporate borrowings when compared to the same period last year.

Interest and Other Income (Expense)

During the third quarter of 2013, we had interest and other income of $5,500 compared to $14,300 of interest and other income in the third quarter of 2012.

Income Taxes

The provision for income taxes was calculated at an effective rate of 38.3% and 41.9% for the third quarter of 2013 and 2012, respectively.  The lower effective rate in 2013 compared to 2012 is primarily due to a decrease in state taxes and our recording of deferred tax asset valuation allowance for losses from and impairments of our investments in Tomsten and BridgeFunds in 2012.

Comparison of Nine Months Ended September 28, 2013 to Nine Months Ended September 29, 2012

Revenue

Revenues for the first nine months of 2013 totaled $42.0 million compared to $38.8 million for the comparable period in 2012.

Royalties and Franchise Fees

Royalties increased to $26.9 million for the first nine months of 2013 from $25.2 million for the first nine months of 2012, a 7.1% increase.  The increase was due to higher Plato’s Closet and Once Upon A Child royalties of $1.2 million and $0.8 million, respectively.  The increase in royalties for these brands is primarily from having 33 additional Plato’s Closet and 20 additional Once Upon A Child franchise stores in the first nine months of 2013 compared to the same period last year as well as higher franchisee retail sales in these brands.

Franchise fees increased to $1.1 million for the first nine months of 2013 compared to $1.0 million for the first nine months of 2012, primarily as a result of opening 13 more franchises in the 2013 period compared to the same period in 2012.

Leasing Income

Leasing income increased to $11.3 million for the first nine months of 2013 compared to $10.0 million million for the same period in 2012.  The increase is primarily due to the classification of certain leases as sales-type leases in accordance with accounting guidance applicable to lessors as well as a larger lease portfolio in 2013 compared to 2012.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center, or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales decreased to $1.8 million for the first nine months of 2013 compared to $2.1 million in the same period of 2012.  The decrease is primarily due to a decrease in technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold decreased to $1.7 million for the first nine months of 2013 compared to $2.0 million in the same period of 2012.  The decrease was due to a decrease in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first nine months of 2013 and 2012 was 95.3% and 95.2%, respectively.

Leasing Expense

Leasing expense of $1.3 million for the first nine months of 2013 was comparable to $1.3 million for the first nine months of 2012.

Provision for Credit Losses

Provision for credit losses was $(67,700) for the first nine months of 2013 compared to $(69,600) for the first nine months of 2012.  The provision levels for the periods presented were impacted by net recoveries in the leasing portfolio.

Selling, General and Administrative

Selling, general and administrative expenses increased 9.8% to $16.7 million in the first nine months of 2013 from $15.2 million in the same period of 2012.  The increase was primarily due to an increase in compensation, benefits, outside services and advertising production expenses, inclusive of amounts related to the launch of our new Style Encore resale concept.

Loss from Equity Investments

During the first nine months of 2012, we recorded a loss of $650,400 from our investment in Tomsten (representing our pro-rata share of losses for the period).  As of December 29, 2012, we had fully impaired this investment and therefore did not record additional losses during the first nine months of 2013.

Impairment of Investment in Notes

During the first nine months of 2012, we recorded an impairment charge of $660,700 for our investment in BridgeFunds notes as a result of our then estimate of expected future cash flows from the investment. (See Note 4 — “Investments”).

Interest Expense

Interest expense decreased to $180,100 for the first nine months of 2013 compared to $302,300 for the first nine months of 2012.  The decrease is primarily due to lower average corporate borrowings when compared to the same period last year.

Interest and Other Income (Expense)

During the first nine months of 2013, we had interest and other income (expense) of $(4,800) compared to $50,600 of interest and other income in the first nine months of 2012.  Interest and other income during the first nine months of 2012 included gains on sales of marketable securities that did not recur during the first nine months of 2013.  (See Note 4 — “Investments”).

Income Taxes

The provision for income taxes was calculated at an effective rate of 38.2% and 40.4% for the first nine months of 2013 and 2012, respectively.  The lower effective rate in 2013 compared to 2012 is primarily due to a decrease in state taxes and our recording of deferred tax asset valuation allowance for losses from and impairments of our investments in Tomsten and BridgeFunds in 2012.

Segment Comparison of Three Months Ended September 28, 2013 to Three Months Ended September 29, 2012

Franchising Segment Operating Income

The franchising segment’s operating income for the third quarter of 2013 increased by $70,900, or 1.1%, to $6.3 million from $6.2 million for the third quarter of 2012.  The increase in segment contribution was primarily due to increased royalty revenue.

Leasing Segment Operating Income

The leasing segment’s operating income for the third quarter of 2013 of $2.2 million was comparable to $2.2 million for the third quarter of 2012.

Segment Comparison of Nine Months Ended September 28, 2013 to Nine Months Ended September 29, 2012

Franchising Segment Operating Income

The franchising segment’s operating income for the first nine months of 2013 increased by $0.7 million, or 4.2%, to $16.0 million from $15.3 million for the first nine months of 2012.  The increase in segment contribution was primarily due to increased royalty revenue.

Leasing Segment Operating Income

The leasing segment’s operating income for the first nine months of 2013 increased by $1.3 million to $6.3 million from $5.0 million for the first nine months of 2012.  The increase in segment contribution was primarily due to an increase in leasing income net of leasing expense.

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

We ended the third quarter of 2013 with $8.2 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 2.6 to 1.0 compared to $2.2 million in cash and cash equivalents and a current ratio of 0.8 to 1.0 at the end of the third quarter of 2012.

Operating activities provided $17.0 million of cash during the first nine months of 2013 compared to $14.7 million provided during the same period last year.  A contributing factor to the increase in cash provided by operating activities in the first nine months of 2013 compared to 2012 was a decrease in cash paid for income taxes of $0.5 million.

Investing activities used $1.8 million of cash during the first nine months of 2013.  The 2013 activities consisted primarily of the purchase of equipment for lease customers of $15.0 million and collections on lease receivables of $13.7 million.

Financing activities used $9.2 million of cash during the first nine months of 2013.  The 2013 activities consisted primarily of net proceeds and tax benefits from exercises of stock options of $3.4 million, proceeds from discounted lease rentals of $0.7 million, net payments on our line of credit of $10.8 million, $0.7 million used for the payment of dividends and $1.9 million used to purchase 28,422 shares of our common stock.  (See Note 8 — “Shareholders’ Equity”).

As of September 28, 2013, we had no off balance sheet arrangements.

As of September 28, 2013, our borrowing availability under our credit agreement with The PrivateBank and Trust Company and BMO Harris Bank, N.A. (the “Line of Credit”) was $35.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were no borrowings outstanding at September 28, 2013 under the Line of Credit, leaving $35.0 million available for additional borrowings.

The Line of Credit, which has a termination date of February 29, 2016, has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of September 28, 2013, we were in compliance with all of our financial covenants.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first nine months of 2013, the Company collected $17,700 less than it estimated at December 29, 2012.  As of September 28, 2013, the Company’s royalty receivable was $987,100.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet.  As of September 28, 2013, deferred franchise fees were $1,624,800.

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

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial markets risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At September 28, 2013, the Company had available a $35.0 million line of credit with The PrivateBank and Trust Company and BMO Harris Bank, N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (less than three months) or the bank’s index rate for borrowings one year or greater.  The Company had no debt outstanding at September 28, 2013 under this line of credit.  The Company’s earnings would be affected by changes in these short-term interest rates only in the event that it were to borrow amounts under this facility.  With the Company’s borrowings at September 28, 2013, a one percent increase in short-term rates would have no impact on annual pretax earnings.  The Company had no interest rate derivatives in place at September 28, 2013.

Although the Company conducts business in foreign countries, international operations are not material to its consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to the Company’s results of operations for the nine months ended September 28, 2013.  Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on its future costs or on future cash flows it would receive from its foreign activity.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan

June 30, 2013 to August 3, 2013	—	$—	—	347,864
August 4, 2013 to August 31, 2013	13,059	$71.43	13,059	334,805
September 1, 2013 to September 28, 2013	2,075	$72.53	2,075	332,730

(1)                                 The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 5,000,000 shares, of which 332,730 may still be repurchased

ITEM 3:  Defaults Upon Senior Securities

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

31.1                        Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2                        Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1                        Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2                        Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101                           Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended September 28, 2013, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of  Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

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

Date: October 23, 2013	By:	/s/ John L. Morgan
John L. Morgan
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date: October 23, 2013	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 28, 2013

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended September 28, 2013, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

*Filed Herewith

(1)                     Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)                     Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.