Form 10-K
period 2013-12-28
WINMARK CORP
filed 2014-03-12
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013,

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $92,920,177.

Shares of no par value Common Stock outstanding as of March 7, 2014: 5,153,155 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 30, 2014 have been incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

WINMARK CORPORATION AND SUBSIDIARIES

PART I

ITEM 1: BUSINESS

Background

We are a franchisor of five value-oriented retail store concepts that buy, sell, trade and consign merchandise.  Each of our retail store brands emphasizes consumer value by offering high-quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers’ used goods that have been outgrown or are no longer used.  Our concepts also offer a limited amount of new merchandise to customers.  As of December 28, 2013, we had 1,005 franchised stores across the United States and Canada.

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

Our significant assets are located within the United States, and we generate all revenues from United States operations other than franchising revenues from Canadian operations of approximately $2.7 million, $2.5 million and $2.5 million for 2013, 2012 and 2011, respectively.  For additional financial information, please see Item 6 — Selected Financial Data and Item 8 — Financial Statements and Supplementary Data.  We were incorporated in Minnesota in 1988.

Franchise Operations

Our retail brands with their fiscal year 2013 system-wide sales, defined as estimated revenues generated by all franchise owned locations, are summarized as follows:

Plato’s Closet® - $387 million.

We began franchising the Plato’s Closet brand in 1999.  Plato’s Closet stores buy and sell used clothing and accessories geared toward the teenage and young adult market.  Customers have the opportunity to sell their used items to Plato’s Closet stores and to purchase quality used clothing and accessories at prices lower than new merchandise.

Once Upon A Child® - $248 million.

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

Play It Again Sports® - $228 million.

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

Music Go Round® - $24 million.

We began franchising the Music Go Round brand in 1994.  Music Go Round stores buy, sell, trade and consign used and, to a lesser extent, new musical instruments, speakers, amplifiers, music-related electronics and related accessories.

Style Encore® - $0.4 million.

In January 2013, we announced the development of an additional retail concept focused on buying and selling used women’s apparel, shoes and accessories, branded as Style Encore.  Customers have the opportunity to sell their used items to Style Encore stores and to purchase quality used clothing, shoes and accessories at prices lower than new merchandise.  We filed our Franchise Disclosure Document for this concept in March 2013 and began awarding franchises in May 2013.  As of December 28, 2013, we had awarded 38 franchises, of which three had opened their stores.

The following table presents the royalties and franchise fees contributed by our franchised retail brands for each of the past three years and the corresponding percentage of consolidated revenues for each such year:

	Total Royalties and Franchise Fees (in millions)			% of Consolidated Revenue
	2011	2012	2013	2011	2012	2013
Plato’s Closet	$12.6	$15.2	$16.9	24.5%	29.3%	30.3%
Once Upon A Child	8.1	9.5	10.8	15.8	18.4	19.3
Play It Again Sports	10.0	9.5	9.4	19.5	18.3	16.9
Music Go Round	0.8	0.8	0.7	1.5	1.5	1.3
Style Encore	—	—	0.0	—	—	—
	$31.5	$35.0	$37.8	61.3%	67.5%	67.8%

The following table presents a summary of our retail brands franchising activity for the fiscal year ended December 28, 2013:

	TOTAL 12/29/12	OPENED	CLOSED	TOTAL 12/28/13	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS	% RENEWED
Plato’s Closet Franchises - US and Canada	354	39	(2)	391	25	25	100%
Once Upon A Child Franchises - US and Canada	266	20	(4)	282	37	35	95%
Play It Again Sports Franchises - US and Canada	315	6	(21)	300	38	36	95%
Music Go Round Franchises - US	33	1	(5)	29	2	2	100%
Style Encore Franchises - US	—	3	—	3	—	—	N/A
Total Franchised Stores	968	69	(32)	1,005	102	98	96%

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

At December 28, 2013, we had 112 signed retail franchise agreements, of which 101 are expected to open in 2014.

We began franchising in Canada in 1991 and, as of December 28, 2013, had 69 franchised retail stores open in Canada.  The Canadian retail stores are operated by franchisees under agreements substantially similar to those used in the United States.

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

Purchasing

During training each franchisee is taught how to evaluate, purchase and price used goods directly from customers.  We have developed specialized computer point-of-sale systems for our brands that provide the franchisee with standardized pricing information to assist in the purchasing of used items.

We provide centralized buying services, which on a limited basis include credit and billing for the Play It Again Sports franchisees.  Upon credit approval, Play It Again Sports franchisees may order through the buying group, in which case, product is shipped directly to the store by the vendor.  We are invoiced by the vendor, and in turn, we invoice the franchisee adding a 4% service fee to cover our costs of operating the buying group.  Our Play It Again Sports franchise system uses several major vendors including Nautilus, Wilson Sporting Goods, Champro Sporting Goods, Easton-Bell Sports, RBK CCM Hockey and Bauer Hockey.  The loss of any of the above vendors would change the vendor mix, but not significantly change our products offered.

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

Our typical Music Go Round franchised store purchases approximately 50% of its new product from KMC/Musicorp, RapcoHorizon Company, D’Addario, GHS Corporation and Ernie Ball.  The loss of any of the above vendors would change the vendor mix, but not significantly change our products offered.

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

Each franchisee must execute our franchise agreement and pay an initial franchise fee.  At December 28, 2013, the franchise fee for all brands was $25,000 for an initial store in the U.S. and $25,000CAD for an initial store in Canada.  Once a franchisee opens its initial store, it can open additional stores, in any brand, by paying a $15,000 franchise fee for a store in the U.S. and $15,000CAD for a store in Canada, provided an acceptable territory is available and the franchisee meets the brand’s additional store standards.  The franchise fee for our initial retail store and additional retail store in Canada is based upon the exchange rate applied to the United States fee on the last business day of the preceding fiscal year.  The franchise fee in March 2014 for an initial retail store in Canada will be $26,500CAD, and an additional retail store in Canada will be $16,000CAD.  Typically, the franchisee’s initial store is open for business between eight and ten months from the date the franchise agreement is signed.  The franchise agreement has an initial term of 10 years, with subsequent 10-year renewal periods, and grants the franchisee an exclusive geographic area, which will vary in size depending upon population, demographics and other factors.  Under current franchise agreements, franchisees of the respective brands are required to pay us weekly continuing fees (royalties) equal to the percentage of gross sales outlined in their Franchise Agreements, generally ranging from 4% to 5% for all of our brands except Music Go Round, which is generally 3%.

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

Our Style Encore franchise stores compete with a wide range of women’s apparel stores. We also compete with other franchisors in the women’s resale clothing retail market.

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

During the past three years, our leasing operations have experienced improved financial results.  Contribution to consolidated operating income from this segment increased from $3.1 million in fiscal 2010 to $7.9 million in fiscal 2013.  Our leasing portfolio also increased over this period from $30.7 million at the end of 2010 to $37.5 million at the end of 2013.

Winmark Capital Corporation

Winmark Capital Corporation is engaged in the business of providing non-cancelable leases for high-technology and business-essential assets to both larger organizations and smaller, growing companies.  We target businesses with annual revenue between $30 million and several billion dollars.  We focus on transactions that generally have terms from two to four years.  Such transactions are generally larger than $250,000 and include high-technology equipment and/or business essential equipment, including computers, telecommunications equipment, storage systems, network equipment and other business-essential equipment.  The leases are retained in our portfolio to accommodate equipment additions and upgrades to meet customers’ changing needs.

Industry

The high-technology equipment industry has been characterized by rapid and continuous advancements permitting broadened user applications and reductions in processing costs.  The introduction of new equipment generally does not cause existing equipment to become obsolete but usually does cause the market value of existing equipment to decrease to reflect the improved performance per dollar cost of the new equipment.  Users frequently replace equipment as their existing equipment becomes inadequate for their needs or as increased processing capacity is required, creating a secondary market in used equipment.

Generally, high-technology equipment, such as information technology equipment, does not suffer from material physical deterioration if properly maintained.  As required under our leases, our leased equipment is kept under continual maintenance, in accordance with the manufacturer’s specifications, most often provided by the manufacturer.  The economic life and residual value of information technology equipment is subject to, among other things, the development of technological improvements and changes in sale and maintenance terms initiated by the manufacturer.

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

Leasing and Sales Activities

Our middle-market lease products are marketed nationally through our principal office in Minneapolis, Minnesota and our satellite office in Santa Barbara, California.

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

•                  renew the lease for an additional term; or

•                  purchase the equipment.

If the equipment is returned to us, it will typically be sold into the secondary-user marketplace.

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

Trademarks and Service Marks

Plato’s Closet®, Play It Again Sports®, Once Upon A Child®, Music Go Round®, Style Encore®, Winmark®, Winmark Business Solutions®, Wirth Business Credit®, Winmark Capital® and LeaseManager®, among others, are our registered service marks.  These marks are of considerable value to our business.  We intend to protect our service marks by appropriate legal action where and when necessary.  Each service mark registration must be renewed every 10 years.  We have taken, and intend to continue to take, all steps necessary to renew the registration of all our material service marks.

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

Employees

As of December 28, 2013, we employed 109 employees, all of which were full-time.

Available Information

We maintain a Web site at www.winmarkcorporation.com, the contents of which are not part of or incorporated by reference into this Annual Report on Form 10-K.  We make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (and amendments to those reports) available on our Web site via a link to the U.S. Securities and Exchange Commission (SEC) Web site, free of charge, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC.

ITEM 1A: RISK FACTORS

We are dependent on franchise renewals.

Each of our franchise agreements is 10 years long.  At the end of the term of each franchise agreement, each franchisee may, if certain conditions are met, “renew” the franchise relationship by signing a new 10-year franchise agreement.   As of December 28, 2013, each of our five franchised retail brands have the following number of franchise agreements that will expire over the next three years:

	2014	2015	2016
Plato’s Closet	29	29	31
Play It Again Sports	23	24	14
Once Upon A Child	35	23	11
Music Go Round	1	4	6
Style Encore	—	—	—
	88	80	62

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

We are currently investing in the continued development of our newest retail concept, Style Encore, focused on buying and selling used women’s apparel, shoes and accessories.  There can be no assurance that we will be successful in this undertaking and that it will not have a negative impact on our financial performance.

We may make additional investments outside of our core businesses.

From time to time, we have and will continue to make investments both inside and outside of our current businesses.  To the extent that we make additional investments that are not successful, such investments could have a material adverse impact on our financial results.

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

We believe that a substantial majority of franchises awarded but not opened will open within the time period permitted by the applicable franchise agreement or we will be able to resell the territories for most of the terminated or expired franchises.  However, there can be no assurance that substantially all of the currently sold but unopened franchises will open and commence paying royalties to us.  At December 28, 2013, we had 112 franchise agreements awarded and expected to open.

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

Deterioration in economic or business conditions may negatively impact our leasing business.

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

The terms of our $35.0 million line of credit impose certain operating and financial restrictions on us and require us to meet certain financial tests including tests related to minimum levels of debt service coverage and tangible net worth and maximum levels of leverage.  As of December 28, 2013, we were in compliance with all of our financial covenants under this facility; however, failure to comply with these covenants in the future may result in default and could result in acceleration of the related indebtedness.  Any such acceleration of indebtedness would have an adverse impact on our business activities and financial condition.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

We lease our headquarters facility in Minneapolis, Minnesota.  Effective December 2013, we added 7,503 square feet to our existing lease, bringing our total square feet leased in the facility to 41,016.  We are obligated to pay rent monthly under the lease, and will pay an average of $630,000 annually over the remaining term that expires in 2019.  We are also obligated to pay estimated taxes and operating expenses as described in the lease, which change annually.  The total rentals, taxes and operating expenses paid may increase if we exercise any of our rights to acquire additional space described in the lease.  Our facilities are sufficient to meet our current and immediate future needs.

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

PART II

ITEM 5:                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders, Dividends

Winmark Corporation’s common stock trades on the NASDAQ Global Market under the symbol “WINA”.  The table below sets forth the high and low sales prices of our common stock as reported by NASDAQ for the quarterly periods indicated:

FY 2013:	First	Second	Third	Fourth
High	64.72	65.30	75.91	94.20
Low	55.57	54.98	63.06	69.70

FY 2012:	First	Second	Third	Fourth
High	71.49	60.40	60.94	61.56
Low	55.35	47.43	49.40	49.81

At March 7, 2014, there were 5,153,155 shares of common stock outstanding held by approximately 84 shareholders of record.  Shareholders of record do not include holders who beneficially own common stock held in nominee or “street name”.

We declared and paid cash dividends per common share of the following amounts in each of the quarterly periods indicated:

	First	Second	Third	Fourth
FY 2013	$0.04	$0.05	$0.05	$0.05
FY 2012	$5.03	$0.04	$0.04	$0.04

Any future declaration of dividends will be subject to the discretion of our Board of Directors and subject to our results of operations, financial condition, cash requirements, compliance with loan covenants and other factors deemed relevant by our Board of Directors.  (See Note 14 — “Subsequent Events”).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan

September 29, 2013 to November 2, 2013	—	$—	—	332,730
November 3, 2013 to November 30, 2013	—	$—	—	332,730
December 1, 2013 to December 28, 2013	—	$—	—	332,730

(1)                                 The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 5,000,000 shares, of which 332,730 may still be repurchased under the existing authorization.

Performance Graph

In accordance with the rules of the SEC, the following graph compares the performance of our common stock on the NASDAQ Stock Market to the NASDAQ US Benchmark TR composite index and to the NASDAQ US Benchmark Retail TR industry index, of which we are a component.  The graph compares on an annual basis the cumulative total shareholder return on $100 invested on December 26, 2008 through our fiscal year ended December 28, 2013 and assumes reinvestment of all dividends.  The performance graph is not necessarily indicative of future investment performance.

ITEM 6: SELECTED FINANCIAL DATA

The following table sets forth selected financial information for the periods indicated.  The information should be read in conjunction with the consolidated financial statements and related notes discussed in Items 8 and 15, and Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed in Item 7.

	Fiscal Year Ended
	(in thousands except per share data)
	December 28, 2013	December 29, 2012	December 31, 2011	December 25, 2010	December 26, 2009
Revenue:
Royalties	$36,344	$33,760	$30,361	$26,489	$23,616
Leasing income	14,524	13,212	16,365	9,896	9,537
Merchandise sales	2,327	2,751	2,481	2,345	2,387
Franchise fees	1,459	1,291	1,081	1,366	1,073
Other	1,077	929	1,047	1,107	683
Total revenue	55,731	51,943	51,335	41,203	37,296
Cost of merchandise sold	2,206	2,622	2,366	2,231	2,290
Leasing expense	1,592	1,790	5,116	1,624	2,288
Provision for credit losses	(45)	(48)	(43)	189	2,796
Selling, general and administrative expenses	22,198	20,280	19,048	18,620	19,142
Income from operations	29,780	27,299	24,848	18,539	10,780
Loss from equity investments(1)	—	(2,493)	(516)	(259)	(100)
Impairment of investment in notes	—	(1,324)	(883)	—	—
Interest expense	(213)	(392)	(112)	(980)	(1,309)
Interest and other income	23	66	45	258	459
Income before income taxes	29,590	23,156	23,382	17,558	9,830
Provision for income taxes	(11,358)	(10,218)	(9,287)	(7,229)	(3,981)
Net income	$18,232	$12,938	$14,095	$10,329	$5,849

Earnings per common share - diluted	$3.48	$2.47	$2.69	$1.98	$1.10
Weighted average shares outstanding - diluted	5,241	5,238	5,238	5,210	5,338
Cash dividends per common share	$.19	$5.15	$.11	$.06	$—
Balance Sheet Data:
Working capital	$20,168	$(1,579)	$15,895	$3,595	$12,556
Total assets	53,036	43,539	47,746	42,122	56,805
Total debt	—	10,800	—	8,800	30,508
Shareholders’ equity	38,145	17,928	35,109	23,013	15,329
Selected Financial Ratios:
Return on average assets	37.8%	28.3%	31.4%	20.9%	10.2%
Return on average equity	65.0%	48.8%	48.5%	53.9%	40.0%

(1)         Included in loss from equity investments is a $1.8 million impairment charge for the Company’s investment in Tomsten, Inc. in 2012.  As of December 28, 2013, the Company has no remaining carrying value for this investment.

ITEM 7:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of December 28, 1013, we had 1,005 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Music Go Round and Style Encore brands and had a leasing portfolio of $37.5 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most profitable source of franchising revenue is royalties received from our franchise partners.  During 2013, our royalties increased $2.6 million or 7.7% compared to 2012.

During 2013, we purchased $20.7 million in equipment for lease customers compared to $23.8 million in 2012.  Overall, our leasing portfolio (net investment in leases — current and long-term) increased to $37.5 million at December 28, 2013 from $36.2 million at December 29, 2012.  Leasing income net of leasing expense in 2013 was $12.9 million compared to $11.4 million in the same period last year.  Fluctuations in period-to-period leasing income and leasing expense result primarily from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the purchases of equipment for lease customers and the medium- to long-term trend in the size of the leasing portfolio.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During 2013, selling, general and administrative expense increased $1.9 million, or 9.5%, compared to the same period last year.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the fiscal year ended December 28, 2013:

	TOTAL 12/29/12	OPENED	CLOSED	TOTAL 12/28/13	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS	% RENEWED
Plato’s Closet Franchises - US and Canada	354	39	(2)	391	25	25	100%
Once Upon A Child Franchises - US and Canada	266	20	(4)	282	37	35	95%
Play It Again Sports Franchises - US and Canada	315	6	(21)	300	38	36	95%
Music Go Round Franchises - US	33	1	(5)	29	2	2	100%
Style Encore Franchises - US	—	3	—	3	—	—	N/A
Total Franchised Stores	968	69	(32)	1,005	102	98	96%

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  In 2013, we renewed 96% of franchise agreements up for renewal.  This percentage of renewal has ranged between 96% and 100% during the last three years.

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

Results of Operations

The following table sets forth selected information from our Consolidated Statements of Operations expressed as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Fiscal Year Ended			Fiscal 2013	Fiscal 2012
	December 28, 2013	December 29, 2012	December 31, 2011	over (under) 2012	over (under) 2011
Revenue:
Royalties	65.2%	65.0%	59.2%	7.7%	11.2%
Leasing income	26.1	25.4	31.9	9.9	(19.3)
Merchandise sales	4.2	5.3	4.8	(15.4)	10.8
Franchise fees	2.6	2.5	2.1	13.0	19.4
Other	1.9	1.8	2.0	15.8	(11.2)
Total revenue	100.0	100.0	100.0	7.3	1.2

Cost of merchandise sold	(4.0)	(5.1)	(4.6)	(15.9)	10.8
Lease expense	(2.8)	(3.4)	(10.0)	(11.1)	(65.0)
Provision for credit losses	0.1	0.1	0.1	6.1	(9.7)
Selling, general and administrative expenses	(39.8)	(39.0)	(37.1)	9.5	6.5
Income from operations	53.5	52.6	48.4	9.1	9.9
Loss from equity investments	—	(4.8)	(1.0)	(100.0)	383.3
Impairment of investment in notes	—	(2.5)	(1.7)	(100.0)	50.0
Interest expense	(0.4)	(0.8)	(0.2)	(45.6)	250.3
Interest and other income	—	0.1	0.1	(64.5)	47.0
Income before income taxes	53.1	44.6	45.6	27.8	(1.0)
Provision for income taxes	(20.4)	(19.7)	(18.1)	10.8	10.0
Net income	32.7%	24.9%	27.5%	41.2%	(8.2)%

Revenue

Revenues for the year ended December 28, 2013 totaled $55.7 million compared to $51.9 million and $51.3 million for the comparable periods in 2012 and 2011, respectively.

Royalties and Franchise Fees

Royalties increased to $36.3 million for 2013 from $33.8 million for the same period in 2012, a 7.7% increase.  The increase was due to higher Plato’s Closet and Once Upon A Child royalties of $1.6 million and $1.2 million, respectively.  The increase in royalties for these brands is primarily from having 37 additional Plato’s Closet and 16 additional Once Upon A Child franchise stores in 2013 compared to 2012 as well as higher franchisee retail sales in these brands.  In 2012, royalties increased $3.4 million compared to 2011.  This increase was primarily due to higher franchisee retail sales as well as having 38 additional franchise stores in 2012 compared to 2011.

Franchise fees increased to $1.5 million for 2013 from $1.3 million for 2012 primarily as a result of opening 15 more franchises in 2013 compared to 2012.  Franchise fees in 2012 increased $0.2 million compared to 2011 primarily due to opening 11 more franchises in 2012 compared to 2011.  Franchise fees include initial franchise fees from the sale of new franchises and transfer fees related to the transfer of existing franchises.  Franchise fee revenue is recognized when the franchise opens or when the franchise agreement is assigned to a buyer of a franchise.  An overview of retail brand franchise fees is presented in the Franchising subsection of the Business section (Item 1).

Leasing Income

Leasing income increased to $14.5 million in 2013 compared to $13.2 million for the same period in 2012.  The increase is primarily due to the classification of certain leases as sales-type leases in accordance with accounting guidance applicable to lessors as well as a larger lease portfolio in 2013 compared to 2012.  Leasing income in 2012 decreased $3.2 million compared to 2011 due to a lower level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales decreased to $2.3 million in 2013 from $2.8 million in 2012.  The decrease is primarily due to a decrease in technology purchases by our franchisees.  Direct Franchisee Sales in 2012 increased $0.3 million compared to 2011 as a result of increased technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold decreased to $2.2 million in 2013 from $2.6 million in 2012.  The decrease was due to a decrease in Direct Franchisee Sales in 2013 discussed above.  Cost of merchandise sold in 2012 increased $0.3 million compared to 2011 due to an increase in Direct Franchisee Sales in 2012 discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for 2013, 2012 and 2011 was 94.8%, 95.3% and 95.4%, respectively.

Leasing Expense

Leasing expense decreased to $1.6 million in 2013 compared to $1.8 million in 2012.  The decrease is primarily due to a decrease in the associated cost of equipment sales to customers.  Leasing expense in 2012 decreased $3.3 million compared to 2011 due to a decrease in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was ($44,700) in 2013 compared to ($47,600) in 2012 and ($43,400) in 2011.  The provision levels for the periods presented were impacted by net recoveries in the leasing portfolio.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 9.5% to $22.2 million in 2013 from $20.3 million in 2012.  The increase was primarily due to an increase in compensation, benefits and advertising production expenses, inclusive of amounts related to the launch of our new Style Encore resale concept.  The $1.2 million, or 6.5%, increase in selling, general and administrative expenses in 2012 compared to 2011 was primarily due to an increase in compensation, benefits and sales commission expense.

Loss from Equity Investments

During 2012 and 2011, we recorded losses of $0.7 million and $0.5 million, respectively, from our investment in Tomsten (representing our pro-rata share of losses for the periods).  In addition, as part of an impairment analysis during 2012 we determined that the carrying value of our investment was not expected to be recoverable from the future cash flows of the Tomsten business or the sale of our ownership stake.  We therefore recorded an impairment charge in 2012 of $1.8 million to reduce our carrying value of this investment to $0 as of December 29, 2012.  As this investment was fully impaired, we did not record additional losses during 2013.  (See Note 3 — “Investments”).

Impairment of Investment in Notes

During 2012 and 2011, we recorded impairment charges of $1.3 million and $0.9 million, respectively, for our investment in BridgeFunds notes as a result of our estimate of expected future cash flows from this investment.  As of December 29, 2012, our aggregate valuation allowance reduced the net carrying value of this investment to $0.  We maintained the net investment balance of $0 as of December 28, 2013, as we do not expect to receive any cash flows from this investment, and therefore did not record any additional impairment during 2013.  (See Note 3 — “Investments”).

Interest Expense

Interest expense decreased to $213,500 in 2013 compared to $392,300 in 2012.  The decrease is primarily due to lower average corporate borrowings during 2013 when compared to 2012.  Interest expense in 2012 increased $280,300 compared to 2011 due to higher average corporate borrowings during 2012 when compared to 2011.

Interest and Other Income

During 2013, we had interest and other income of $23,400 compared to $66,000 and $44,900 of interest and other income in 2012 and 2011, respectively.

Income Taxes

The provision for income taxes was calculated at an effective rate of 38.4%, 44.1% and 39.7% for 2013, 2012 and 2011, respectively.  The lower effective rate in 2013 compared to 2012 is primarily due to a decrease in state taxes and our recording of deferred tax asset valuation allowance for the losses from and impairments of our investments in Tomsten and BridgeFunds in 2012.  The higher effective rate in 2012 compared to 2011 primarily reflected our recording of deferred tax asset valuation allowance for losses from and impairments of our investments in Tomsten and BridgeFunds in 2012 that exceeded such amounts recorded in 2011.

Segment Comparison of Fiscal Years 2013, 2012 and 2011

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

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Revenue:
Franchising	$41,207,100	$38,731,300	$34,923,300
Leasing	14,524,100	13,211,800	16,411,700
Total revenue	$55,731,200	$51,943,100	$51,335,000

Reconciliation to income from operations:
Franchising segment contribution	$21,867,700	$20,705,100	$18,389,300
Leasing segment contribution	7,912,300	6,594,000	6,458,300
Total income from operations	$29,780,000	$27,299,100	$24,847,600

Franchising Segment Operating Income

The franchising segment’s 2013 operating income increased by $1.2 million, or 5.6%, to $21.9 million from $20.7 million for 2012.  The increase in segment contribution was primarily due to increased royalty revenues, partially offset by an increase in selling, general and administrative expenses (inclusive of amounts related to the launch of our new Style Encore resale concept).  The $2.3 million increase in the franchising segment’s 2012 operating income from 2011 was primarily due to increased royalty revenues.

Leasing Segment Operating Income

The leasing segment’s operating income for 2013 increased to $7.9 million from $6.6 million for 2012.  The increase in segment contribution was due to an increase in leasing income net of leasing expense.  The $0.1 million increase in the leasing segment’s 2012 operating income from 2011 was due to an increase in leasing income net of leasing expense.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the Consolidated Statements of Operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation, compensation expense related to stock options, loss from and impairment of equity investments and impairment of investment in notes.

We ended 2013 with $10.6 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 2.9 to 1.0 compared to $2.2 million in cash and cash equivalents and a current ratio of 0.9 to 1.0 at the end of 2012.

Operating activities provided $21.6 million of cash during 2013 compared to $18.2 million provided during 2012 and $20.6 million provided during 2011.  A contributing factor to the increase in cash provided by operating activities in 2013 compared to 2012 was a decrease in income tax receivable of $1.2 million.  A contributing factor to the decrease in cash provided by operating activities in 2012 compared to 2011 was an increase in cash paid for income taxes of $5.1 million.

Investing activities used $4.0 million of cash during 2013 compared to $6.1 million used during 2012 and $2.3 million used during 2011.  Our most significant investing activities consist of the purchase of equipment for lease contracts and principal collections on lease receivables, as our franchising business is not capital intensive.  Purchase of equipment for lease customers in 2013 was $20.7 million compared to $23.8 million in 2012 and $20.4 million in 2011.  During 2013, principal collections on lease receivables were $17.8 million compared to $16.9 million during 2012 and $20.1 million during 2011.

Financing activities used $9.2 million of cash during 2013 compared to $18.8 million used during 2012 and $11.6 used during 2011.  Our most significant financing activities over the past three years have consisted of net borrowings/payments on our line of credit, the payment of dividends, repurchase of common stock, and net proceeds and tax benefits received from the exercise of stock options.  During 2012, we paid $26.1 million in cash dividends (including a $5.00 per share special cash dividend) and used $7.2 million to purchase 134,720 shares of our common stock.  Net borrowings on our line of credit of $10.8 million during 2012 were associated with these activities.  During 2013, we paid off the $10.8 million remaining on the line of credit from the 2012 activities, paid dividends of $1.0 million, repurchased 28,422 shares of our common stock for $1.9 million and received net proceeds and tax benefits from the exercise of stock options of $3.7 million.  (See Note 6 — “Shareholders’ Equity”).

We have future operating lease commitments for our corporate headquarters.  As of December 28, 2013, we had no other material outstanding commitments.  (See Note 11 — “Commitments and Contingencies”).  The following table summarizes our significant future contractual obligations at December 28, 2013 (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$3,841,800	$603,200	$1,368,700	$1,423,800	$446,100
Total Contractual Obligations	$3,841,800	$603,200	$1,368,700	$1,423,800	$446,100

As of December 28, 2013, we had no off-balance sheet arrangements.

We have a revolving credit facility with The PrivateBank and Trust Company and BMO Harris Bank N.A. (the “Line of Credit”).  The Line of Credit has been and will continue to be used for general corporate purposes.  Borrowings under the Line of Credit are subject to certain borrowing base limitations, and the Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of December 28, 2013, we were in compliance with all of our financial covenants, there were no borrowings outstanding and our borrowing availability under the Line of Credit was $35.0 million (the lesser of the borrowing base or the aggregate line of credit).

The Line of Credit allows us to choose between three interest rate options in connection with our borrowings.  The interest rate options are the Base Rate, LIBOR and Fixed Rate (all as defined within the Line of Credit) plus an applicable margin.  Interest periods for LIBOR borrowings can be one, two or three months, and interest periods for Fixed Rate borrowings can be one, two, three or four years as selected by us.  The Line of Credit also provides for non-utilization fees of 0.25% per annum on the daily average of the unused commitment.

On February 4, 2014, we announced that our Board of Directors approved the payment of a special dividend to shareholders.  The special dividend of $5.00 per share paid on March 3, 2014, totaled $25.8 million and was financed by a combination of cash on hand as well as net borrowings under the Line of Credit of $13.0 million.  On February 21, 2014, the Line of Credit was amended to (i) amend the debt service coverage and tangible net worth calculations to remove the effect of the special dividend, (ii) reduce the applicable margin on the interest rate options for Base Rate, LIBOR and Fixed Rate borrowings from 0.50% to 0.00%, 2.75% to 2.25%, and 2.75% to 2.25%, respectively, and (iii) extend the termination date from February 29, 2016 to February 28, 2018.

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

We believe that the combination of our cash on hand, the cash generated from our franchising business, cash generated from discounting sources and our Line of Credit will be adequate to fund our planned operations, including leasing activity, through 2014.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During 2013, the Company collected $17,700 less than it estimated at December 29, 2012.  As of December 28, 2013, the Company’s royalty receivable was $1,150,200.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet.  As of December 28, 2013, deferred franchise fees were $2,034,100.

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

Outlook

Forward Looking Statements

The statements contained in Item 1 “Business”, Item 1A “Risk Factors”, in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Item 8 “Financial Statements and Supplemental Data” that are not strictly historical fact, including without limitation, the Company’s statements relating to growth opportunities, prospects for and anticipated operations of the leasing business, its ability to open new franchises, its ability to manage costs in the future, the number of franchises it believes will open, its future cash requirements, allowance for credit losses and its belief that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, as well as its disclosures regarding market rate risk, are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions including, but not limited to, the risk factors discussed in Section 1A of this report.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  The Company undertakes no obligation to revise or update publicly any forward-looking statement for any reason.

ITEM 7A:             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incurs financial markets risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At December 28, 2013, the Company had available a $35.0 million line of credit with The PrivateBank and Trust Company and BMO Harris Bank N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (less than three months) or the bank’s index rate for borrowings one year or greater.  The Company had no debt outstanding at December 28, 2013 under this line of credit.  The Company’s earnings would be affected by changes in these short-term interest rates only in the event that it were to borrow amounts under this facility.  With the Company’s borrowings at December 28, 2013, a one percent increase in short-term rates would have no impact on annual pretax earnings.  The Company had no interest rate derivatives in place at December 28, 2013.

None of the Company’s cash and cash equivalents at December 28, 2013 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Although the Company conducts business in foreign countries, international operations are not material to its consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to the Company’s results of operations for the year ended December 28, 2013.  Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on its future costs or on future cash flows it would receive from its foreign activity.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8:                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Winmark Corporation and Subsidiaries

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 28, 2013	December 29, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$10,642,600	$2,233,400
Marketable securities	736,500	85,900
Receivables, less allowance for doubtful accounts of $4,300 and $17,300	1,205,500	1,237,100
Net investment in leases - current	17,239,900	13,461,200
Income tax receivable	166,500	1,400,700
Inventories	96,700	71,200
Prepaid expenses	587,300	445,200
Total current assets	30,675,000	18,934,700
Net investment in leases — long-term	20,301,400	22,697,100
Property and equipment:
Furniture and equipment	2,728,800	2,509,200
Building and building improvements	1,423,200	1,171,200
Less - accumulated depreciation and amortization	(2,769,800)	(2,450,900)
Property and equipment, net	1,382,200	1,229,500
Other assets	677,500	677,500
	$53,036,100	$43,538,800
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$—	$10,800,000
Accounts payable	2,441,400	2,203,700
Accrued liabilities	1,233,100	1,421,100
Discounted lease rentals	424,900	896,800
Deferred revenue	2,199,900	1,641,700
Deferred income taxes	4,208,200	3,549,900
Total current liabilities	10,507,500	20,513,200
Long-term Liabilities:
Discounted lease rentals	277,400	177,900
Deferred revenue	1,180,700	953,000
Other liabilities	1,489,000	1,372,400
Deferred income taxes	1,436,800	2,594,300
Total long-term liabilities	4,383,900	5,097,600
Commitments and Contingencies	—	—
Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 5,143,530 and 4,996,459 shares issued and outstanding	2,949,500	—
Accumulated other comprehensive loss	(4,100)	(4,000)
Retained earnings	35,199,300	17,932,000
Total shareholders’ equity	38,144,700	17,928,000
	$53,036,100	$43,538,800

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
REVENUE:
Royalties	$36,344,100	$33,760,200	$30,360,600
Leasing income	14,524,100	13,211,800	16,364,700
Merchandise sales	2,327,100	2,750,700	2,481,600
Franchise fees	1,459,300	1,291,000	1,081,200
Other	1,076,600	929,400	1,046,900
Total revenue	55,731,200	51,943,100	51,335,000
COST OF MERCHANDISE SOLD	2,205,700	2,621,500	2,366,400
LEASING EXPENSE	1,592,000	1,789,800	5,115,800
PROVISION FOR CREDIT LOSSES	(44,700)	(47,600)	(43,400)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	22,198,200	20,280,300	19,048,600
Income from operations	29,780,000	27,299,100	24,847,600
LOSS FROM EQUITY INVESTMENTS	—	(2,492,900)	(515,800)
IMPAIRMENT OF INVESTMENT IN NOTES	—	(1,324,400)	(883,100)
INTEREST EXPENSE	(213,500)	(392,300)	(112,000)
INTEREST AND OTHER INCOME	23,400	66,000	44,900
Income before income taxes	29,589,900	23,155,500	23,381,600
PROVISION FOR INCOME TAXES	(11,358,300)	(10,217,600)	(9,286,600)
NET INCOME	$18,231,600	$12,937,900	$14,095,000
EARNINGS PER SHARE - BASIC	$3.60	$2.57	$2.83
EARNINGS PER SHARE - DILUTED	$3.48	$2.47	$2.69
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	5,068,975	5,027,509	4,979,036
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	5,241,121	5,237,671	5,238,412

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year End
	December 28, 2013	December 29, 2012	December 31, 2011

NET INCOME	$18,231,600	$12,937,900	$14,095,000
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Unrealized net gains (losses) on marketable securities:
Unrealized holding net gains (losses) arising during period	(100)	(6,500)	28,000
Reclassification adjustment for net gains included in net income	—	(28,000)	—
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	(100)	(34,500)	28,000
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME:
Unrealized net gains/losses on marketable securities:
Unrealized holding net gains/losses arising during period	—	2,500	(11,000)
Reclassification adjustment for net gains included in net income	—	11,000	—
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME	—	13,500	(11,000)
OTHER COMPREHENSIVE GAIN (LOSS), NET OF TAX	(100)	(21,000)	17,000
COMPREHENSIVE INCOME	$18,231,500	$12,916,900	$14,112,000

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011

	Common Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

BALANCE, December 25, 2010	5,020,739	$513,700	$22,499,300	$—	$23,013,000
Repurchase of common stock	(99,494)	(1,942,400)	(1,584,800)	—	(3,527,200)
Stock options exercised and related tax benefits	66,398	1,302,800	—	—	1,302,800
Compensation expense relating to stock options	—	755,700	—	—	755,700
Cash dividends	—	—	(547,600)	—	(547,600)
Comprehensive income	—	—	14,095,000	17,000	14,112,000
BALANCE, December 31, 2011	4,987,643	629,800	34,461,900	17,000	35,108,700
Repurchase of common stock	(134,720)	(3,874,900)	(3,345,400)	—	(7,220,300)
Stock options exercised and related tax benefits	143,536	2,314,900	—	—	2,314,900
Compensation expense relating to stock options	—	930,200	—	—	930,200
Cash dividends	—	—	(26,122,400)	—	(26,122,400)
Comprehensive income (loss)	—	—	12,937,900	(21,000)	12,916,900
BALANCE, December 29, 2012	4,996,459	—	17,932,000	(4,000)	17,928,000
Repurchase of common stock	(28,422)	(1,854,900)	—	—	(1,854,900)
Stock options exercised and related tax benefits	175,493	3,650,800	—	—	3,650,800
Compensation expense relating to stock options	—	1,153,600	—	—	1,153,600
Cash dividends	—	—	(964,300)	—	(964,300)
Comprehensive income	—	—	18,231,600	(100)	18,231,500
BALANCE, December 28, 2013	5,143,530	$2,949,500	$35,199,300	$(4,100)	$38,144,700

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
OPERATING ACTIVITIES:
Net income	$18,231,600	$12,937,900	$14,095,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	431,500	433,300	479,100
Provision for credit losses	(44,700)	(47,600)	(43,400)
Compensation expense related to stock options	1,153,600	930,200	755,700
Deferred income taxes	(499,200)	324,300	3,331,600
Gain on sale of marketable securities	(25,200)	(21,200)	(58,000)
Loss from disposal of property and equipment	—	300	—
Loss from equity investments	—	2,492,900	515,800
Impairment of investment in notes	—	1,324,400	883,100
Deferred initial direct costs	(444,400)	(728,000)	(337,800)
Amortization of deferred initial direct costs	539,900	574,000	539,500
Tax benefits on exercised stock options	(413,600)	(884,300)	(249,500)
Change in operating assets and liabilities:
Receivables	31,600	79,100	317,600
Income tax receivable/payable	1,647,800	(386,400)	416,700
Inventories	(25,500)	(2,700)	17,400
Prepaid expenses	(142,100)	(83,200)	20,600
Accounts payable	237,700	743,400	186,100
Accrued and other liabilities	(158,300)	(194,200)	(456,400)
Rents received in advance and security deposits	342,300	142,100	(40,700)
Other assets	—	—	(32,000)
Deferred revenue	785,900	538,000	247,400
Net cash provided by operating activities	21,648,900	18,172,300	20,587,800
INVESTING ACTIVITIES:
Purchase of long-term equity investments	—	—	(1,000,000)
Proceeds from sale of marketable securities	774,400	1,527,700	1,165,600
Purchase of marketable securities	(1,399,900)	(583,100)	(1,962,400)
Purchase of property and equipment	(396,400)	(188,300)	(168,000)
Purchase of equipment for lease contracts	(20,727,100)	(23,792,800)	(20,378,400)
Principal collections on lease receivables	17,755,900	16,886,700	20,090,400
Net cash used for investing activities	(3,993,100)	(6,149,800)	(2,252,800)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	2,000,000	25,100,000	3,000,000
Payments on line of credit	(12,800,000)	(14,300,000)	(11,800,000)
Repurchases of common stock	(1,854,900)	(7,220,300)	(3,527,200)
Proceeds from exercises of stock options	3,237,200	1,430,600	1,053,300
Dividends paid	(964,300)	(26,122,400)	(547,600)
Proceeds from discounted lease rentals	721,800	1,418,600	—
Tax benefits on exercised stock options	413,600	884,300	249,500
Net cash used for financing activities	(9,246,600)	(18,809,200)	(11,572,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,409,200	(6,786,700)	6,763,000
CASH AND CASH EQUIVALENTS, beginning of year	2,233,400	9,020,100	2,257,100
CASH AND CASH EQUIVALENTS, end of year	$10,642,600	$2,233,400	$9,020,100
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$217,500	$341,100	$162,500
Cash paid for income taxes	$10,135,100	$10,291,200	$5,203,100
Non-cash landlord leasehold improvements	$187,800	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2013, December 29, 2012 and December 31, 2011

1.                                      Organization and Business:

Winmark Corporation and subsidiaries (the Company) offers licenses to operate franchises using the service marks Plato’s Closet®, Play It Again Sports®, Once Upon A Child®, Music Go Round® and Style Encore®.  In addition, the Company sells point-of-sale system hardware to its franchisees and certain merchandise to its Play It Again Sports franchisees.  The Company also operates both middle market and small-ticket equipment leasing businesses under the Winmark Capital® and Wirth Business Credit® marks.  The Company has a 52/53-week fiscal year that ends on the last Saturday in December.  Fiscal years 2013 and 2012 were a 52-week fiscal years and fiscal year 2011 was a 53-week fiscal year.

Following is a summary of our franchising activity for the fiscal year ended December 28, 2013:

	12/29/12	OPENED	CLOSED	12/28/13
Plato’s Closet Franchises - US and Canada	354	39	(2)	391
Once Upon A Child Franchises - US and Canada	266	20	(4)	282
Play It Again Sports Franchises - US and Canada	315	6	(21)	300
Music Go Round Franchises - US	33	1	(5)	29
Style Encore Franchises - US	—	3	—	3
Total Franchised Stores	968	69	(32)	1,005

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

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.  Cash equivalents are stated at cost, which approximates fair value.  As of December 28, 2013 and December 29, 2012, the Company had $55,700 and $107,400 of cash located in Canadian banks.  The Company holds its cash and cash equivalents with financial institutions and at times, such balances may be in excess of insurance limits.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2013, December 29, 2012 and December 31, 2011

Receivables

The Company provides an allowance for doubtful accounts on trade receivables.  The allowance for doubtful accounts was $4,300 and $17,300 at December 28, 2013 and December 29, 2012, respectively.  If receivables in excess of the provided allowance are determined uncollectible, they are charged to expense in the year the determination is made.  Trade receivables are written off when they become uncollectible (which generally occurs when the franchise terminates and there is no reasonable expectation of collection), and payments subsequently received on such receivable are credited to the allowance for doubtful accounts.  Historically, receivables balances written off have not exceeded allowances provided.

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

December 28, 2013, December 29, 2012 and December 31, 2011

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

Lease Residual Values

Residual values reflect the estimated amounts to be received at lease termination from sales or other dispositions of leased equipment to unrelated parties.  The leased equipment residual values are based on the Company’s best estimate.

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

December 28, 2013, December 29, 2012 and December 31, 2011

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

Property and Equipment

Property and equipment is stated at cost.  Depreciation and amortization for financial reporting purposes is provided on the straight-line method.  Estimated useful lives used in calculating depreciation and amortization are: three to five years for computer and peripheral equipment, five to seven years for furniture and equipment and the shorter of the lease term or useful life for leasehold improvements.  Major repairs, refurbishments and improvements which significantly extend the useful lives of the related assets are capitalized.  Maintenance and repairs, supplies and accessories are charged to expense as incurred.

Goodwill

The Company reviews its goodwill for impairment at its fiscal year end or whenever events or changes in circumstances indicate that there has been impairment in the value of its goodwill.  No impairment was noted during the years ended December 28, 2013 and December 29, 2012.  Goodwill of $607,500 is included in other assets in the consolidated balance sheets at December 28, 2013 and December 29, 2012, and is all attributable to the Franchising segment.

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

Advertising

Advertising costs are charged to operating expenses as incurred.  Advertising costs were $185,300, $137,200 and $175,800 for fiscal years 2013, 2012 and 2011, respectively.

Accounting for Stock-Based Compensation

The Company recognizes the cost of all share-based payments to employees, including grants of employee stock options, in the consolidated financial statements based on the grant date fair value of those awards.  This cost is recognized over the period for which an employee is required to provide service in exchange for the award.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2013, December 29, 2012 and December 31, 2011

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

Revenue Recognition

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  The Company had deferred franchise fee revenue of $2,034,100 and $1,339,200 at December 28, 2013 and December 29, 2012, respectively.  The Company recognizes deferred software license fees over the 10-year life of the initial franchise agreement.  The Company had deferred software license fees of $1,236,600 and $1,140,600 at December 28, 2013 and December 29, 2012, respectively.  Merchandise sales are recognized when the product has been shipped to the franchisee.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2013, December 29, 2012 and December 31, 2011

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Denominator for basic EPS — weighted average common shares	5,068,975	5,027,509	4,979,036
Dilutive shares associated with option plans	172,146	210,162	259,376
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	5,241,121	5,237,671	5,238,412
Options excluded from EPS calculation — anti-dilutive	30,450	30,115	31,614

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

The Company determined the fair value of its investment in Tomsten, Inc. to be zero based on Level 3 inputs using a discounted cash flow model which included inputs on future revenues, expenses and other cash flows.  See Note 3.

Due to their nature, the carrying value of cash equivalents, receivables, long-term note investments, payables and debt obligations approximates fair value.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.  Such reclassifications did not impact net income or shareholders’ equity as previously reported.

3.                                      Investments

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities:

	December 28, 2013		December 29, 2012
	Cost	Fair Value	Cost	Fair Value
Equity securities	$743,100	$736,500	$92,400	$85,900

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2013, December 29, 2012 and December 31, 2011

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive income (loss) are as follows:

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Unrealized gains	$6,800	$—	$32,900
Unrealized losses	(13,400)	(6,500)	(4,900)
Net unrealized gains / (losses)	$(6,600)	$(6,500)	$28,000

The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Realized gains	$25,200	$52,500	$58,600
Realized losses	—	(31,300)	(600)
Net realized gains / (losses)	$25,200	$21,200	$58,000

Amounts reclassified out of accumulated other comprehensive income into earnings is determined by using the average cost of the security when sold.  Gross realized gains (losses) reclassified out of accumulated other comprehensive loss into earnings are included in Interest and Other Income (Expense) and the related tax benefits (expenses) are included in the Provision for Income Taxes lines of the Consolidated Statements of Operations.

Long-term Investments

Tomsten, Inc.

The Company has an investment in Tomsten, the parent company of “Archiver’s” retail chain.  The Company has invested a total of $8.5 million in the purchase of common stock of Tomsten (including $1.0 million invested in June 2011 pursuant to a Rights Offering by Tomsten), with such aggregate investment representing 22.0% of the outstanding common stock of Tomsten.  The Company applies the equity method of accounting to this investment.  During 2011 and the first half of 2012, the Company provided management services to Tomsten, and the Company’s Chairman and Chief Executive Officer served on Tomsten’s board of directors.

In 2012 and 2011, the Company recorded $697,300 and $515,800, respectively, for its pro-rata share of Tomsten’s losses in the statement of operations on the line item captioned Loss from Equity Investments.  During the fourth quarter of 2012, as part of its impairment analysis for Tomsten the Company determined that the carrying value of its investment was not expected to be recoverable from the future cash flow of the Tomsten business or the sale of its ownership stake and therefore recorded a $1.8 million impairment charge, bringing the carrying value of this investment to $0.  On April 29, 2013, Tomsten filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in Minnesota.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2013, December 29, 2012 and December 31, 2011

BridgeFunds, LLC

In 2004, the Company made a commitment to lend $2.0 million to BridgeFunds Limited at an annual rate of 12% pursuant to several senior subordinated promissory notes, and the commitment was fully funded by 2006.  BridgeFunds Limited advances funds to claimants involved in civil litigation to cover litigation expenses.  In 2007, in connection with raising capital, BridgeFunds Limited completed a restructuring where all assets and liabilities, including the warrant, were assigned to and assumed by BridgeFunds, LLC (“BridgeFunds”).  In 2009, the Company entered into a modification agreement with BridgeFunds, whereby the maturity date of all of the outstanding promissory notes was changed to September 30, 2010, the annual rate of interest on the notes was increased to 15% and monthly prepayments of the principal of such notes in an amount equal to Available Cash Flow (as defined within the agreements governing the notes) is required.  In each of 2010, 2011 and 2012, the Company entered into amendments to the agreements governing the notes that extended the maturity date on the notes out by one year, respectively.

During 2011, 2012 and 2013, the Company received $28,300, $0 and $0, respectively, in payments of interest and did not receive any payments of principal on the notes.  The Company stopped accruing interest on this investment as of September 30, 2010.  The Company has deemed this investment to be impaired, and in evaluating the investment for impairment has determined that its present value of expected future cash flows, discounted at the effective interest rate on the notes of 15%, is less than the recorded investment in the notes.  In developing its estimate of expected future cash flows, the Company used certain information obtained from BridgeFunds concerning existing liabilities, claimant cases outstanding, historical default rates and settlement discounts on claimant advances, and made certain assumptions regarding the timing of case settlements, the payment of future liabilities and future default and settlement discount rates.  The Company recognized $0.9 million and $1.3 million in impairment charges during 2011 and 2012, respectively, and established a corresponding valuation allowance that reduced the net investment balance to $0 at December 29, 2012.  The Company has maintained the net investment balance of $0 as of December 28, 2013, as it does not expect to receive any cash flows from this investment.

4.             Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	December 28, 2013	December 29, 2012
Direct financing and sales-type leases:
Minimum lease payments receivable	$35,450,900	$33,094,100
Estimated residual value of equipment	4,348,800	2,925,900
Unearned lease income net of initial direct costs deferred	(4,963,400)	(5,155,400)
Security deposits	(3,325,600)	(2,882,400)
Equipment installed on leases not yet commenced	6,718,000	8,443,600
Total investment in direct financing and sales-type leases	38,228,700	36,425,800
Allowance for credit losses	(822,700)	(775,800)
Net investment in direct financing and sales-type leases	37,406,000	35,650,000
Operating leases:
Operating lease assets	1,353,500	1,564,300
Less accumulated depreciation and amortization	(1,218,200)	(1,056,000)
Net investment in operating leases	135,300	508,300
Total net investment in leasing operations	$37,541,300	$36,158,300

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2013, December 29, 2012 and December 31, 2011

As of December 28, 2013, the $37.5 million total net investment in leases consists of $17.2 million classified as current and $20.3 million classified as long-term.  As of December 29, 2012, the $36.2 million total net investment in leases consists of $13.5 million classified as current and $22.7 million classified as long-term

As of December 28, 2013 and December 29, 2012, no customer had leased assets totaling more than 10% of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows as of December 28, 2013:

	Direct Financing and Sales-Type Leases		Operating Leases
Fiscal Year	Minimum Lease Payments Receivable	Income Amortization	Minimum Lease Payments Receivable
2014	$21,314,700	$3,869,500	$287,600
2015	11,257,700	1,002,100	76,800
2016	2,876,700	91,700	—
2017	1,800	100	—
2018	—	—	—
Thereafter	—	—	—
	$35,450,900	$4,963,400	$364,400

The activity in the allowance for credit losses for leasing operations during 2013, 2012 and 2011, respectively, is as follows:

	December 28, 2013	December 29, 2012	December 31, 2011
Balance at beginning of period	$775,800	$803,800	$907,800
Provisions charged to expense	(44,700)	(47,600)	(43,400)
Recoveries	127,500	251,000	349,700
Deductions for amounts written-off	(35,900)	(231,400)	(410,300)
Balance at end of period	$822,700	$775,800	$803,800

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	December 28, 2013		December 29, 2012
	Investment In Leases	Allowance for Credit Losses	Investment In Leases	Allowance for Credit Losses
Collectively evaluated for loss potential	$38,228,700	$822,700	$36,425,800	$775,800
Individually evaluated for loss potential	—	—	—	—
Total	$38,228,700	$822,700	$36,425,800	$775,800

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2013, December 29, 2012 and December 31, 2011

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

	December 28, 2013
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$36,716,100	$—	$—	$416,400	$37,132,500
Small-Ticket	1,096,200	—	—	—	1,096,200
Total Investment in Leases	$37,812,300	$—	$—	$416,400	$38,228,700

	December 29, 2012
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$34,901,300	$—	$—	$—	$34,901,300
Small-Ticket	1,517,700	—	—	6,800	1,524,500
Total Investment in Leases	$36,419,000	$—	$—	$6,800	$36,425,800

5.             Receivables:

The Company’s current receivables consisted of the following:

	December 28, 2013	December 29, 2012
Trade	$17,700	$20,800
Royalty	1,150,200	1,074,600
Other	37,600	141,700
	$1,205,500	$1,237,100

The activity in the allowance for doubtful accounts for trade receivables is as follows:

	December 28, 2013	December 29, 2012	December 31, 2011
Balance at beginning of year	$17,300	$15,100	$17,400
Provisions charged to expense	(3,800)	2,900	(2,200)
Deductions for amounts written-off	(9,200)	(700)	(100)
Balance at end of year	$4,300	$17,300	$15,100

As part of its normal operating procedures, the Company requires Standby Letters of Credit as collateral for a portion of its trade receivables.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2013, December 29, 2012 and December 31, 2011

6.             Shareholders’ Equity:

Dividends

In 2013, the Company declared and paid quarterly cash dividends totaling $0.19 per share ($0.96 million).

In 2012, the Company declared and paid quarterly cash dividends totaling $0.15 per share ($0.75 million) and a $5.00 per share special cash dividend (the “2012 Special Dividend”).  The 2012 Special Dividend totaled $25.4 million and was financed by a combination of cash on hand as well as net borrowings under the Line of Credit of $12.8 million.  (See Note 7 — “Line of Credit”).

In 2011, the Company declared and paid quarterly cash dividends totaling $0.11 per share ($0.55 million).

Repurchase of Common Stock

In 2013, the Company repurchased 28,422 shares for an aggregate purchase price of $1.9 million or $65.26 per share.  In 2012, the Company repurchased 134,720 shares for an aggregate purchase price of $7.2 million or $53.60 per share. In 2011, the Company repurchased 99,494 shares for an aggregate purchase price of $3.5 million or $35.45 per share.  Under the Board of Directors’ authorization, as of December 28, 2013 the Company has the ability to repurchase an additional 332,730 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2013, December 29, 2012 and December 31, 2011

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of December 28, 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 25, 2010	644,220	$20.45	6.82	$7,571,000
Granted	93,000	45.55
Exercised	(68,606)	16.85
Outstanding at December 31, 2011	668,614	24.31	6.62	22,101,800
Granted	120,000	54.26
Exercised	(174,887)	19.77
Outstanding at December 29, 2012	613,727	31.46	7.06	16,010,000
Granted	96,250	71.39
Exercised	(176,700)	18.82
Forfeited	(6,565)	42.20
Outstanding at December 28, 2013	526,712	$42.87	7.33	$26,446,700
Exercisable at December 28, 2013	273,887	$29.65	6.12	$17,372,800

The fair value of options granted under the Option Plans during 2013, 2012 and 2011 were estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Risk free interest rate	1.60%	.88%	1.54%
Expected life (years)	6	6	6
Expected volatility	32.9%	31.9%	28.3%
Dividend yield	1.65%	2.05%	.27%
Fair value per option granted	$20.36	$13.43	$13.35

Options outstanding as of December 28, 2013 are exercisable as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.75	-	$18.40	64,636	5.04	$13.84	64,636	$13.84
20.32	-	31.19	115,326	5.31	25.37	103,449	24.70
32.92	-	51.17	134,250	7.60	40.80	65,618	37.72
53.34	-	82.72	212,500	8.96	62.51	40,184	54.65
			526,712	7.33	$42.87	273,887	$29.65

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2013, December 29, 2012 and December 31, 2011

The total intrinsic value of options exercised during 2013, 2012 and 2011 was $8.7 million, $7.4 million and $1.8 million, respectively.  The total fair value of shares vested during 2013, 2012 and 2011 was $3.9 million, $2.8 million and $2.2 million, respectively.

During 2013, 2012 and 2011, option holders surrendered 1,207 shares, 31,351 and 2,208 shares, respectively, of previously owned common stock as payment for option shares exercised as provided for by the Option Plans.  All unexercised options at December 28, 2013 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $1,153,600, $930,200 and $755,700 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in 2013, 2012 and 2011, respectively.  As of December 28, 2013, the Company had $3.4 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.6 years.

7.             Line of Credit:

As of December 28, 2013, there were no borrowings outstanding under the Company’s revolving credit facility with The PrivateBank and Trust Company and BMO Harris Bank N.A. (the “Line of Credit”).  During 2012, the Line of Credit was amended to, among other things, provide the consent of the lenders for the payment of the 2012 Special Dividend, to amend certain financial covenant calculations to remove the effect of the 2012 Special Dividend in such calculations, to increase the aggregate commitments from $30.0 million to $35.0 million and extend the termination date from July 31, 2014 to February 29, 2016.  (See Note 14 — “Subsequent Events”).

The Line of Credit has been and will continue to be used for general corporate purposes.  During 2012, the Line of Credit was used to finance in part the 2012 Special Dividend (as indicated above).  Borrowings under the Line of Credit are subject to certain borrowing base limitations, and the Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of December 28, 2013, the Company was in compliance with all of its financial covenants and the Company’s borrowing availability under the Line of Credit was $35.0 million (the lesser of the borrowing base or the aggregate commitments).

The Line of Credit allows the Company to choose between three interest rate options in connection with its borrowings.  The interest rate options are the Base Rate, LIBOR and Fixed Rate (all as defined within the Line of Credit) plus an applicable margin as of December 28, 2013, of 0.50%, 2.75% and 2.75%, respectively.  Interest periods for LIBOR borrowings can be one, two or three months, and interest periods for Fixed Rate borrowings can be one, two, three or four years as selected by the Company.  The Line of Credit also provides for non-utilization fees of 0.25% per annum on the daily average of the unused commitment.

8.             Accrued Liabilities

Accrued liabilities at December 28, 2013 and December 29, 2012 are as follows:

	December 28, 2013	December 29, 2012
Accrued salaries, wages, commissions and bonuses	$325,700	$516,900
Accrued vacation	219,200	211,200
Accrued interest	21,900	27,000
Other	666,300	666,000
	$1,233,100	$1,421,100

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2013, December 29, 2012 and December 31, 2011

9.             Discounted Lease Rentals

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 3.27% at December 28, 2013 on a non-recourse basis.  As of December 28, 2013, $0.4 million of the $0.7 million liability balance is current.

10.          Income Taxes:

A reconciliation of the expected federal income tax expense based on the federal statutory tax rate to the actual income tax expense is provided below:

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Federal income tax expense at statutory rate (35%)	$10,356,500	$8,104,400	$8,183,600
Valuation allowance	7,300	1,413,600	577,700
State and local income taxes, net of federal benefit	886,200	677,700	827,700
Permanent differences, including stock option expenses	113,000	60,200	(223,600)
Other, net	(4,700)	(38,300)	(78,800)
Actual income tax expense	$11,358,300	$10,217,600	$9,286,600

Components of the provision for income taxes are as follows:

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Current:
Federal	$10,013,500	$8,332,400	$4,718,000
State	1,468,600	1,186,000	860,000
Foreign	375,400	374,900	377,000
Current provision	11,857,500	9,893,300	5,955,000
Deferred:
Federal	(449,300)	435,300	2,890,500
State	(49,900)	(111,000)	441,100
Deferred provision	(499,200)	324,300	3,331,600
Total provision for income taxes	$11,358,300	$10,217,600	$9,286,600

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2013, December 29, 2012 and December 31, 2011

The tax effects of temporary differences that give rise to the net deferred income tax assets and liabilities are presented below:

	December 28, 2013	December 29, 2012
Deferred tax assets:
Accounts receivable and lease reserves	$376,900	$368,600
Accrued restructuring charge	64,600	64,500
Non-qualified stock option expense	946,000	901,800
Deferred franchise and software license fees	606,600	519,800
Trademarks	95,600	96,400
Lease deposits	1,263,600	1,093,200
Loss from and impairment of equity and note investments	4,081,600	4,074,300
Valuation allowance	(4,081,600)	(4,074,300)
Other	328,200	301,800
Total deferred tax assets	3,681,500	3,346,100
Deferred tax liabilities:
Lease revenue and initial direct costs	(9,101,900)	(9,267,900)
Depreciation and amortization	(224,600)	(222,400)
Total deferred tax liabilities	(9,326,500)	(9,490,300)
Total net deferred tax liabilities	$(5,645,000)	$(6,144,200)

During the years ended December 28, 2013, December 29, 2012 and December 31, 2011, $413,600, $884,300 and $249,500 respectively, was directly credited to stockholders’ equity to account for excess tax benefits related to stock option exercises.

The Company has assessed its taxable earnings history and prospective future taxable income.  Based upon this assessment, the Company has determined that it is more likely than not that its deferred tax assets will be realized in future periods and no valuation allowance is necessary, except for the deferred tax assets related to the loss from and impairment of equity and note investments (which are capital losses for tax purposes).  As a result, valuation allowances of $4.1 million and $4.1 million as of December 28, 2013 and December 29, 2012, respectively, have been recorded.

The amount of unrecognized tax benefits, including interest and penalties, as of December 28, 2013 and December 29, 2012, was $398,000 and $323,400, respectively, primarily for potential foreign and state taxes.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense for all periods presented.  The Company had accrued approximately $14,300 and $11,100 for the payment of interest and penalties at December 28, 2013 and December 29, 2012, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Total
Balance at December 31, 2011	$309,500
Increases related to current year tax positions	95,900
Subtractions for tax positions of prior years	(2,800)
Expiration of the statute of limitations for the assessment of taxes	(90,300)
Balance at December 29, 2012	312,300
Increases related to current year tax positions	111,500
Additions for tax positions of prior years	17,700
Expiration of the statute of limitations for the assessment of taxes	(57,800)
Balance at December 28, 2013	$383,700

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2013, December 29, 2012 and December 31, 2011

The Company and its subsidiaries file income tax returns in the U.S. federal, numerous state and certain foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.  The Internal Revenue Service concluded its examination of our U.S. federal tax return for the fiscal year ended 2010 in 2012.  We expect various statutes of limitation to expire during the next 12 months.  Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

11.          Commitments and Contingencies:

Employee Benefit Plan

The Company provides a 401(k) Savings Incentive Plan which covers substantially all employees.  The plan provides for matching contributions and optional profit-sharing contributions at the discretion of the Board of Directors.  Employee contributions are fully vested; matching and profit sharing contributions are subject to a five-year service vesting schedule.  Company contributions to the plan for 2013, 2012 and 2011 were $281,900, $271,800 and $280,000, respectively.

Operating Leases

As of December 28, 2013, the Company rents its corporate headquarters in a facility with a lease that expires in August 2019 as well as satellite office space in California with a lease that expires in January 2014.  In October 2013, the Company signed a lease to relocate its satellite office space in California in a facility with a lease that commences in 2014 and expires in 2019.  These leases require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rent.  Total rent expense under operating leases was $883,800 in 2013, $866,300 in 2012 and $840,600 in 2011.  As of December 28, 2013, minimum rental commitments under noncancelable operating leases, exclusive of maintenance, insurance, taxes and other expenses, are as follows:

2014	$603,200
2015	677,500
2016	691,200
2017	705,000
2018	718,800
Thereafter	446,100
Total	$3,841,800

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

At December 28, 2013 and December 29, 2012, total deferred rent included in our consolidated balance sheets was $1.1 million and $1.1 million, respectively, of which $1.0 million and $0.9 million, respectively was included in other liabilities.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2013, December 29, 2012 and December 31, 2011

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

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Revenue:
Franchising	$41,207,100	$38,731,300	$34,923,300
Leasing	14,524,100	13,211,800	16,411,700
Total revenue	$55,731,200	$51,943,100	$51,335,000

Reconciliation to operating income:
Franchising segment contribution	$21,867,700	$20,705,100	$18,389,300
Leasing segment contribution	7,912,300	6,594,000	6,458,300
Total operating income	$29,780,000	$27,299,100	$24,847,600

Depreciation:
Franchising	$339,600	$337,200	$371,800
Leasing	91,900	96,100	107,300
Total depreciation	$431,500	$433,300	$479,100

	As of
	December 28, 2013	December 29, 2012
Identifiable assets:
Franchising	$7,407,400	$2,957,200
Leasing	42,490,800	37,622,800
Unallocated	3,137,900	2,958,800
Total	$53,036,100	$43,538,800

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2013, December 29, 2012 and December 31, 2011

Revenues are all generated from United States operations other than franchising revenues from Canadian operations of $2.7 million, $2.5 million and $2.5 million in each of fiscal 2013, 2012 and 2011, respectively.  All long-lived assets are located within the United States.

13.                               Related Party Transactions:

On December 20, 2012, in connection with the Company’s existing stock repurchase plan, Winmark repurchased 16,000 shares of common stock from Dean B. Phillips, a member of the Company’s Board of Directors at the time, for aggregate consideration of $889,600, or $55.60 per share.

14.                               Subsequent Events:

On February 4, 2014, the Company announced that its Board of Directors approved the payment of a special dividend to shareholders (the “2014 Special Dividend”).  The 2014 Special Dividend of $5.00 per share paid on March 3, 2014, totaled $25.8 million and was financed by a combination of cash on hand as well as net borrowings under the Line of Credit of $13.0 million.

On February 21, 2014, the Line of Credit was amended to, among other things, amend certain financial covenant calculations to remove the effect of the 2014 Special Dividend in such calculations, to reduce the applicable margin on the interest rate options, and to extend the termination date from February 29, 2016 to February 28, 2018.

15.                               Quarterly Financial Data (Unaudited):

The Company’s unaudited quarterly results for the years ended December 28, 2013 and December 29, 2012 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013
Total Revenue	$13,148,400	$14,023,500	$14,791,900	$13,767,400	$55,731,200
Income from Operations	6,675,900	7,061,200	8,541,300	7,501,600	29,780,000
Net Income	4,057,500	4,336,900	5,251,500	4,585,800	18,231,600
Net Income Per Common Share — Basic	$.81	$.86	$1.03	$.89	$3.60
Net Income Per Common Share — Diluted	$.78	$.83	$1.00	$.87	$3.48
2012
Total Revenue	$11,833,400	$12,192,400	$14,799,100	$13,118,200	$51,943,100
Income from Operations	5,846,200	6,026,500	8,463,500	6,962,900	27,299,100
Net Income	3,516,000	3,404,400	4,259,500	1,758,000	12,937,900
Net Income Per Common Share — Basic	$.70	$.67	$.85	$.35	$2.57
Net Income Per Common Share — Diluted	$.67	$.65	$.82	$.34	$2.47

The total of basic and diluted earnings per common share by quarter may not equal the totals for the year as there are changes in the weighted average number of common shares outstanding each quarter and basic and diluted earnings per common share are calculated independently for each quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation

We have audited the accompanying consolidated balance sheets of Winmark Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 28, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winmark Corporation and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
March 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation

We have audited the internal control over financial reporting of Winmark Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 28, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 28, 2013, and our report dated March 12, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
March 12, 2014

ITEM 9:                                               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:                                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective as of December 28, 2013.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 28, 2013.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 28, 2013 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter ended December 28, 2013, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:                                      OTHER INFORMATION

All information required to be reported in a report on Form 8-K during the fourth quarter covered by this Form 10-K has been reported.

PART III

ITEM 10:                                        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Election of Directors,” “Executive Officers,” “Audit Committee,” “Majority of Independent Directors; Committees of Independent Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics and Business Conduct,” appearing in our proxy statement for the annual meeting of stockholders to be held on April 30, 2014 are incorporated herein by reference.

ITEM 11:                                        EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation,” “2013 Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” appearing in our proxy statement for the annual meeting of stockholders to be held on April 30, 2014 are incorporated herein by reference.

ITEM 12:                                        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Securities Authorized for Issuance Under Equity Compensation Plans” appearing in our proxy statement for the annual meeting of stockholders to be held on April 30, 2014 are incorporated herein by reference.

ITEM 13:                                        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons,” “Review, Approval or Ratification of Transactions with Related Persons” and “Majority of Independent Directors; Committees of Independent Directors” appearing in our proxy statement for the annual meeting of stockholders to be held on April 30, 2014is incorporated herein by reference.

ITEM 14:                                        PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled “Principal Accounting Fees and Services” appearing in our proxy statement for the annual meeting of stockholders to be held April 30, 2014 is incorporated herein by reference.

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

WINMARK CORPORATION

By:	/s/ JOHN L. MORGAN	Date: March 12, 2014
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

SIGNATURE	TITLE	DATE

/s/ JOHN L. MORGAN	Chairman of the Board and Chief Executive Officer	March 12, 2014
John L. Morgan	(principal executive officer)

/s/ ANTHONY D. ISHAUG	Chief Financial Officer and Treasurer	March 12, 2014
Anthony D. Ishaug	(principal financial and accounting officer)

/s/ LAWRENCE A. BARBETTA	Director	March 12, 2014
Lawrence A. Barbetta

/s/ JENELE C. GRASSLE	Director	March 12, 2014
Jenele C. Grassle

/s/ KIRK A. MACKENZIE	Director	March 12, 2014
Kirk A. MacKenzie

/s/ DEAN B. PHILLIPS	Director	March 12, 2014
Dean B. Phillips

/s/ PAUL C. REYELTS	Director	March 12, 2014
Paul C. Reyelts

/s/ MARK L. WILSON	Director	March 12, 2014
Mark L. Wilson

/s/ STEVEN C. ZOLA	Director	March 12, 2014
Steven C. Zola

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 28, 2013

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)

3.2	By-laws, as amended and restated to date (Exhibit 3.2)(2)

10.1

Asset Purchase Agreement dated January 24, 1992 with Sports Traders, Inc. and James D. Van Buskirk (“Van Buskirk”) concerning acquisition of wholesale business, including amendment dated March 11, 1992 (Exhibit 10.6 (a))(1)

10.2	Retail store agreement dated January 24, 1992 with Van Buskirk (Exhibit 10.6 (b))(1)

10.3	Amended and Restated Stock Option Plan for Nonemployee Directors (Exhibit 10.3)(3)(4)

10.4	Employment Agreement with John L. Morgan, dated March 22, 2000 (Exhibit 10.1)(3)(5)

10.5	First Amendment to Employment Agreement with John L. Morgan dated February 18, 2001 (Exhibit 10.26)(3)(6)

10.6	2001 Stock Option Plan, including forms of stock option agreements (Exhibit 10.27)(3)(6)

10.7	Second Amendment to Employment Agreement with John L. Morgan dated March 23, 2006 (Exhibit 10.1)(3)(7)

10.8	Third Amendment to Employment Agreement with John L. Morgan dated December 15, 2006 (Exhibit 10.1)(3)(8)

10.9	Amendment No. 1 to the 2001 Stock Option Plan (Exhibit 10.13) (3) (2)

10.10	Securities Purchase Agreement with BridgeFunds Limited dated October 13, 2004 (Exhibit 10.3)(9)

10.11	Amendment No. 1 to Securities Purchase Agreement with BridgeFunds Limited dated April 14, 2006 (Exhibit 10.1)(10)

10.12	Multi-Tenant Office Lease with Utah State Retirement Investment Fund for Corporate Headquarters dated September 28, 2008 (Exhibit 10.1)(11)

10.13	Modification Agreement by and between Winmark Corporation and BridgeFunds, LLC dated October 22, 2009 (Exhibit 10.2)(12)

10.14	2010 Stock Option Plan, including forms of stock option agreements (Exhibit 10.18) (3) (13)

10.15	Credit Agreement, dated July 13, 2010, among Winmark Corporation and its subsidiaries and The PrivateBank and Trust Company (Exhibit 10.2)(14)

10.16	Security Agreements, dated July 13, 2010, among Winmark Corporation, each of its subsidiaries and The PrivateBank and Trust Company (Exhibit 10.3)(14)

10.17	Pledge Agreement, dated July 13, 2010, among Winmark Corporation and The PrivateBank and Trust Company (Exhibit 10.4)(14)

10.18	First Amendment to Modification Agreement by and between Winmark Corporation and BridgeFunds, LLC dated October 20, 2010 (Exhibit 10.1)(15)

10.19	Second Amendment to Modification Agreement by and between Winmark Corporation and BridgeFunds, LLC dated July 22, 2011 (Exhibit 10.1)(16)

10.20	Amendment No. 1 to Credit Agreement, among Winmark Corporation and its subsidiaries, The PrivateBank and Trust Company, and BMO Harris Bank N.A., dated January 30, 2012 (Exhibit 10.1)(17)

Exhibit Number	Description

10.21	Amendment No. 2 to Credit Agreement, among Winmark Corporation and its subsidiaries, The PrivateBank and Trust Company, and BMO Harris Bank N.A., dated February 29, 2012 (Exhibit 10.1)(18)

10.22	Third Amendment to Modification Agreement by and between Winmark Corporation and BridgeFunds, LLC dated July 26, 2012 (Exhibit 10.1) (19)

10.23	Lease Amending Agreement No. 1 to Multi-Tenant Office Lease by and between Winmark Corporation and AX Waterford L.P. dated October 21, 2013 (Exhibit 10.1)(20)

10.24	Amendment No. 3 to Credit Agreement, among Winmark Corporation and its subsidiaries, The PrivateBank and Trust Company, and BMO Harris Bank N.A., dated February 21, 2014 (Exhibit 10.1)(21)

21.1	Subsidiaries: Grow Biz Games, Inc., a Minnesota corporation; Winmark Capital Corporation, a Minnesota corporation and Wirth Business Credit, Inc., a Minnesota corporation

23.1*	Consent of GRANT THORNTON LLP; Independent Registered Public Accounting Firm

24.1	Power of Attorney (Contained on signature page to this Form 10-K)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the annual report on Form 10-K of Winmark Corporation and Subsidiaries for the year ended December 28, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

*              Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 33-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

(3)	Indicates management contracts, compensation plans or arrangements required to be filed as exhibits.

(4)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009.

(5)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 25, 2000.

(6)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

(7)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(8)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on December 20, 2006.

(9)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004.

(10)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on April 5, 2006.

(11)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on October 2, 2008.

(12)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2009.

(13)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

(14)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2010.

(15)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2010.

(16)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2011.

(17)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on January 31, 2012.

(18)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on March 1, 2012.

(19)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012.

(20)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on October 23, 2013.

(21)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on February 21, 2014.