Form 10-Q
period 2014-03-29
WINMARK CORP
filed 2014-04-23
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

or

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

Common stock, no par value, 5,121,458 shares outstanding as of April 15, 2014.

WINMARK CORPORATION AND SUBSIDIARIES

PART I.                            FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 29, 2014	December 28, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$2,411,800	$10,642,600
Marketable securities	791,600	736,500
Receivables, less allowance for doubtful accounts of $4,500 and $4,300	1,047,800	1,205,500
Net investment in leases - current	17,174,700	17,239,900
Income tax receivable	—	166,500
Inventories	96,700	96,700
Prepaid expenses	581,700	587,300
Total current assets	22,104,300	30,675,000

Net investment in leases - long-term	22,841,900	20,301,400
Property and equipment, net	1,405,200	1,382,200
Other assets	677,500	677,500
	$47,028,900	$53,036,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$14,000,000	$—
Accounts payable	1,616,700	2,441,400
Income tax payable	1,829,200	—
Accrued liabilities	2,126,400	1,233,100
Discounted lease rentals	378,900	424,900
Deferred revenue	2,288,800	2,199,900
Deferred income taxes	4,208,200	4,208,200
Total current liabilities	26,448,200	10,507,500

Long-Term Liabilities:
Discounted lease rentals	204,300	277,400
Deferred revenue	1,238,700	1,180,700
Other liabilities	1,480,500	1,489,000
Deferred income taxes	1,436,800	1,436,800
Total long-term liabilities	4,360,300	4,383,900

Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 5,144,589 and 5,143,530 shares issued and outstanding	2,506,500	2,949,500
Accumulated other comprehensive loss	(13,900)	(4,100)
Retained earnings	13,727,800	35,199,300
Total shareholders’ equity	16,220,400	38,144,700
	$47,028,900	$53,036,100

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
REVENUE:
Royalties	$8,810,000	$8,474,900
Leasing income	4,375,600	3,407,800
Merchandise sales	788,000	665,700
Franchise fees	349,000	414,600
Other	230,000	185,400
Total revenue	14,552,600	13,148,400

COST OF MERCHANDISE SOLD	754,700	641,100

LEASING EXPENSE	306,600	279,700

PROVISION FOR CREDIT LOSSES	38,900	13,800

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,017,900	5,537,900
Income from operations	7,434,500	6,675,900

INTEREST EXPENSE	(62,100)	(89,500)

INTEREST AND OTHER INCOME (EXPENSE)	100	(10,200)
Income before income taxes	7,372,500	6,576,200

PROVISION FOR INCOME TAXES	(2,820,600)	(2,518,700)

NET INCOME	$4,551,900	$4,057,500

EARNINGS PER SHARE — BASIC	$.88	$.81

EARNINGS PER SHARE — DILUTED	$.86	$.78

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	5,148,519	4,997,322

WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	5,307,946	5,202,696

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
NET INCOME	$4,551,900	$4,057,500
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Unrealized net gains (losses) on marketable securities:
Unrealized holding net gains (losses) arising during period	(12,000)	3,400
Reclassification adjustment for net gains included in net income	(3,800)	—

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	(15,800)	3,400

INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME:
Unrealized net gains/losses on marketable securities:
Unrealized holding net gains arising during period	4,600	(1,300)
Reclassification adjustment for net gains included in net income	1,400	—

INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME	6,000	(1,300)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(9,800)	2,100

COMPREHENSIVE INCOME	$4,542,100	$4,059,600

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
OPERATING ACTIVITIES:
Net income	$4,551,900	$4,057,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	105,300	107,000
Provision for credit losses	38,900	13,800
Compensation expense related to stock options	344,500	261,700
Gain on sale of marketable securities	(9,400)	—
Deferred initial direct costs	(520,300)	(172,900)
Amortization of deferred initial direct costs	163,600	140,800
Tax benefits on exercised stock options	(60,000)	—
Change in operating assets and liabilities:
Receivables	157,700	26,000
Income tax receivable / payable	2,061,700	2,158,800
Inventories	—	(800)
Prepaid expenses	5,600	22,700
Accounts payable	(824,700)	(375,200)
Accrued and other liabilities	876,600	311,400
Rents received in advance and security deposits	(41,100)	265,100
Deferred revenue	146,900	(92,900)

Net cash provided by operating activities	6,997,200	6,723,000

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	463,000	—
Purchase of marketable securities	(524,500)	—
Purchase of property and equipment	(128,300)	(53,600)
Purchase of equipment for lease contracts	(6,499,900)	(4,673,500)
Principal collections on lease receivables	4,272,600	4,530,300

Net cash used for investing activities	(2,417,100)	(196,800)

FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	14,000,000	—
Payments on line of credit	—	(6,300,000)
Repurchases of common stock	(1,075,100)	(269,600)
Proceeds from exercises of stock options	227,600	120,600
Dividends paid	(26,023,400)	(200,000)
Proceeds from discounted lease rentals	—	80,900
Tax benefits on exercised stock options	60,000	—

Net cash used for financing activities	(12,810,900)	(6,568,100)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,230,800)	(41,900)
Cash and cash equivalents, beginning of period	10,642,600	2,233,400
Cash and cash equivalents, end of period	$2,411,800	$2,191,500

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$29,800	$84,700
Cash paid for income taxes	$762,300	$359,800

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

Revenues and operating results for the three months ended March 29, 2014 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.  Such reclassifications did not impact net income or shareholders’ equity as previously reported.

2.              Organization and Business:

The Company offers licenses to operate franchises using the service marks Plato’s Closet®, Once Upon A Child®, Play It Again Sports®, Music Go Round® and Style Encore®.  The Company also operates both middle market and small-ticket equipment leasing businesses under the Winmark Capital® and Wirth Business Credit® marks.

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

4.              Investments:

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities:

	March 29, 2014		December 28, 2013
	Cost	Fair Value	Cost	Fair Value
Equity securities	$814,000	$791,600	$743,100	$736,500

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive loss are as follows:

	March 29, 2014	December 28, 2013
Unrealized gains	$5,800	$6,800
Unrealized losses	(28,200)	(13,400)
Net unrealized losses	$(22,400)	$(6,600)

The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Realized gains	$22,200	$—
Realized losses	(12,800)	—
Net realized gains	$9,400	$—

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

5.                                      Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	March 29, 2014	December 28, 2013
Direct financing and sales-type leases:
Minimum lease payments receivable	$38,245,300	$35,450,900
Estimated residual value of equipment	3,953,400	4,348,800
Unearned lease income net of initial direct costs deferred	(6,700,400)	(4,963,400)
Security deposits	(3,276,300)	(3,325,600)
Equipment installed on leases not yet commenced	8,570,300	6,718,000
Total investment in direct financing and sales-type leases	40,792,300	38,228,700
Allowance for credit losses	(870,600)	(822,700)
Net investment in direct financing and sales-type leases	39,921,700	37,406,000

Operating leases:

Operating lease assets	375,200	1,353,500
Less accumulated depreciation and amortization	(280,300)	(1,218,200)
Net investment in operating leases	94,900	135,300

Total net investment in leasing operations	$40,016,600	$37,541,300

As of March 29, 2014, the $40.0 million total net investment in leases consists of $17.2 million classified as current and $22.8 million classified as long-term.  As of December 28, 2013, the $37.5 million total net investment in leases consists of $17.2 million classified as current and $20.3 million classified as long-term.

As of March 29, 2014, no customer had leased assets totaling more than 10% of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2014 and the full fiscal years thereafter as of March 29, 2014:

	Direct Financing and Sales-Type Leases		Operating Leases
	Minimum Lease Payments Receivable	Income Amortization	Minimum Lease Payments Receivable
2014	$17,918,600	$4,101,800	$204,800
2015	15,189,200	2,200,900	76,800
2016	4,953,500	396,500	—
2017	184,000	1,200	—
2018	—	—	—
Thereafter	—	—	—
	$38,245,300	$6,700,400	$281,600

The activity in the allowance for credit losses for leasing operations during the first three months of 2014 and 2013, respectively, is as follows:

	March 29, 2014	March 30, 2013
Balance at beginning of period	$822,700	$775,800
Provisions charged to expense	38,900	13,800
Recoveries	9,000	21,300
Deductions for amounts written-off	—	(10,900)
Balance at end of period	$870,600	$800,000

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	March 29, 2014		December 28, 2013
	Investment In Leases	Allowance for Credit Losses	Investment In Leases	Allowance for Credit Losses
Collectively evaluated for loss potential	$40,792,300	$870,600	$38,228,700	$822,700
Individually evaluated for loss potential	—	—	—	—
Total	$40,792,300	$870,600	$38,228,700	$822,700

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

	March 29, 2014
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$39,281,800	$—	$—	$322,300	$39,604,100
Small-Ticket	1,188,200	—	—	—	1,188,200
Total Investment in Leases	$40,470,000	$—	$—	$322,300	$40,792,300

	December 28, 2013
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$36,716,100	$—	$—	$416,400	$37,132,500
Small-Ticket	1,096,200	—	—	—	1,096,200
Total Investment in Leases	$37,812,300	$—	$—	$416,400	$38,228,700

6.              Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended
	March 29, 2014	March 30, 2013
Denominator for basic EPS — weighted average common shares	5,148,519	4,997,322
Dilutive shares associated with option plans	159,427	205,374
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	5,307,946	5,202,696

Options excluded from EPS calculation — anti-dilutive	13,938	9,299

7.              Shareholders’ Equity:

Dividends

On January 29, 2014, the Company’s Board of Directors approved the payment of a $0.05 per share quarterly cash dividend to shareholders of record at the close of business on February 12, 2014, which was paid on March 3, 2014.

On February 4, 2014, the Company’s Board of Directors approved the payment of a $5.00 per share special cash dividend (the “2014 Special Dividend”) to shareholders of record at the close of business February 17, 2014, which was paid on March 3, 2014.  The 2014 Special Dividend totaled $25.8 million and was financed by a combination of cash on hand as well as net borrowings under the Line of Credit of $13.0 million (see Note 8 — “Line of Credit”).

Repurchase of Common Stock

In the first three months of 2014 the Company repurchased 14,066 shares of its common stock for an aggregate price of $1,075,100 or $76.43 per share.  Under the Board of Directors’ authorization, as of March 29, 2014, the Company has the ability to repurchase an additional 318,664 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

The Company had authorized up to 750,000 shares of common stock be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2001 Stock Option Plan (the “2001 Plan”).  The 2001 Plan expired on February 20, 2011.  As of March 29, 2014, the Company has authorized up to 250,000 shares of common stock to be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2010 Stock Option Plan (the “2010 Plan”).

The Company also sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors Plan”) and, as of March 29, 2014, has reserved a total of 300,000 shares for issuance to directors of the Company who are not employees.

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of March 29, 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 28, 2013	526,712	$42.87	7.33	$26,446,700
Exercised	(15,125)	15.05
Outstanding at March 29, 2014	511,587	$43.69	7.14	$16,222,100

Exercisable at March 29, 2014	258,762	$30.50	5.92	$11,418,400

No options were granted during the three months ended March 29, 2014 or the three months ended March 30, 2013.  All unexercised options at March 29, 2014 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $344,500 and $261,700 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first three months of 2014 and 2013, respectively.  As of March 29, 2014, the Company had $3.0 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.4 years.

8.  Line of Credit

On February 21, 2014, the Company’s Line of Credit with The PrivateBank and Trust Company and BMO Harris Bank N.A. was amended to, among other things, amend certain financial covenant calculations to remove the effect of the 2014 Special Dividend in such calculations, to reduce the applicable margin on the interest rate options, and to extend the termination date from February 29, 2016 to February 28, 2018.

The Line of Credit provides for an aggregate commitment of $35.0 million, subject to certain borrowing base limitations.  During the first three months of 2014, the Line of Credit was used to finance in part the 2014 Special Dividend (as indicated above) and has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of March 29, 2014, the Company was in compliance with all of its financial covenants.  There were $14.0 million in borrowings outstanding under the Line of Credit bearing interest ranging from 2.40% to 3.25%, leaving $21.0 million available for additional borrowings.

9.              Discounted Lease Rentals:

The Company utilized certain lease receivables and underlying expenses as collateral to borrow from financial institutions at a weighted average rate of 3.27% at March 29, 2014 on a non-recourse basis.

10.       Segment Reporting:

The Company currently has two reportable business segments, franchising and leasing. The franchising segment franchises value-oriented retail store concepts that buy, sell, trade and consign merchandise. The leasing segment includes (i) Winmark Capital Corporation, a middle-market equipment leasing business and (ii) Wirth Business Credit, Inc., a small ticket financing business. Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses. The Company’s internal management reporting is the basis for the information disclosed for its business segments and includes allocation of shared-service costs. Segment assets are those that are directly used in or identified with segment operations, including cash, accounts receivable, prepaids, inventory, property and equipment and investment in leasing operations. Unallocated assets include corporate cash and cash equivalents, marketable securities, current and deferred tax amounts and other corporate assets. Inter-segment balances and transactions have been eliminated. The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	Three Months Ended
	March 29, 2014	March 30, 2013
Revenue:
Franchising	$10,177,000	$9,740,600
Leasing	4,375,600	3,407,800
Total revenue	$14,552,600	$13,148,400

Reconciliation to operating income:
Franchising segment contribution	$4,701,200	$4,834,100
Leasing segment contribution	2,733,300	1,841,800
Total operating income	$7,434,500	$6,675,900

Depreciation:
Franchising	$83,100	$84,200
Leasing	22,200	22,800
Total depreciation	$105,300	$107,000

	As of
	March 29, 2014	December 28, 2013
Identifiable assets:
Franchising	$2,534,100	$7,407,400
Leasing	41,499,000	42,490,800
Unallocated	2,995,800	3,137,900
Total	$47,028,900	$53,036,100

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of March 29, 2014, we had 1,021 franchises operating under the Plato’s Closet, Once Upon A Child, Play it Again Sports, Music Go Round and Style Encore brands and had a leasing portfolio of $40.0 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most profitable source of franchising revenue is royalties received from our franchise partners.  During the first three months of 2014, our royalties increased $0.3 million or 4.0% compared to the first three months of 2013.

During the first three months of 2014, we purchased $6.5 million in equipment for lease customers compared to $4.7 million in the first three months of 2013.  Overall, our leasing portfolio (net investment in leases — current and long-term) increased to $40.0 million at March 29, 2014 from $37.5 million at December 28, 2013.  Leasing income net of leasing expense during the first three months of 2014 was $4.1 million compared to $3.1 million in the same period last year.  Fluctuations in period-to-period leasing income and leasing expense result primarily from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the purchases of equipment for lease customers and the medium- to long-term trend in the size of the leasing portfolio.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first three months of 2014, selling, general and administrative expense increased $0.5 million, or 8.7%, compared to the first three months of 2013.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first three months ended March 29, 2014:

					THREE MONTHS ENDED 3/29/14
	TOTAL 12/28/13	OPENED	CLOSED	TOTAL 3/29/14	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Plato’s Closet
Franchises - US and Canada	391	6	0	397	6	6

Once Upon A Child
Franchises - US and Canada	282	6	0	288	12	12

Play It Again Sports
Franchises - US and Canada	300	0	0	300	11	10

Music Go Round
Franchises - US	29	0	0	29	1	1

Style Encore
Franchises - US	3	4	0	7	—	—

Total Franchised Stores	1,005	16	0	1,021	30	29

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the first three months of 2014, we renewed 29 of the 30 franchise agreements available for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended
	March 29, 2014	March 30, 2013
Revenue:
Royalties	60.5%	64.5%
Leasing income	30.1	25.9
Merchandise sales	5.4	5.1
Franchise fees	2.4	3.1
Other	1.6	1.4
Total revenue	100.0%	100.0%

Cost of merchandise sold	(5.2)	(4.9)
Leasing expense	(2.1)	(2.1)
Provision for credit losses	(0.3)	(0.1)
Selling, general and administrative expenses	(41.3)	(42.1)
Income from operations	51.1	50.8
Interest expense	(0.4)	(0.7)
Interest and other income (expense)	—	(0.1)
Income before income taxes	50.7	50.0
Provision for income taxes	(19.4)	(19.2)
Net income	31.3%	30.8%

Comparison of Three Months Ended March 29, 2014 to Three Months Ended March 30, 2013

Revenue

Revenues for the first three months of 2014 totaled $14.6 million compared to $13.1 million for the comparable period in 2013.

Royalties and Franchise Fees

Royalties increased to $8.8 million for the first three months of 2014 from $8.5 million for the first three months of 2013, a 4.0% increase.  The increase was due to higher Once Upon A Child and Plato’s Closet royalties of $0.2 million and $0.1 million, respectively.  The increase in royalties for these brands is primarily from having 18 additional Once Upon A Child  and 30 additional Plato’s Closet franchise stores in the first three months of 2014 compared to the same period last year.

Franchise fees decreased to $349,000 for the first three months of 2014 compared to $414,600 for the first three months of 2013, primarily as a result of opening five fewer franchises in the 2014 period compared to the same period in 2013.

Leasing Income

Leasing income increased to $4.4 million for the first three months of 2014 compared to $3.4 million for the same period in 2013.  The increase is primarily due to a higher level of equipment sales to customers as well as the classification of certain leases as sales-type leases in accordance with accounting guidance applicable to lessors.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales increased to $788,000 for the first three months of 2014 compared to $665,700 in the same period of 2013.  The increase is due to an increase in technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold increased to $754,700 for the first three months of 2014 compared to $641,100 in the same period of 2013.  The increase was due to an increase in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first three months of 2014 and 2013 was 95.8% and 96.3%, respectively.

Leasing Expense

Leasing expense increased to $306,600 for the first three months of 2014 compared to $279,700 for the first three months of 2013.  The increase is primarily due to an increase in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was $38,900 for the first three months of 2014 compared to $13,800 for the first three months of 2013.  The increase in provision for credit losses is primarily due to the increase in lease payments receivable associated with the larger lease portfolio.

Selling, General and Administrative

Selling, general and administrative expenses increased 8.7% to $6.0 million in the first three months of 2013 from $5.5 million in the same period of 2013.  The increase was primarily due to an increase in compensation and benefits expenses.

Interest Expense

Interest expense decreased to $62,100 for the first three months of 2014 compared to $89,500 for the first three months of 2013.  The decrease is primarily due to lower average corporate borrowings when compared to last year.

Interest and Other Income (Expense)

During the first three months of 2013, we had interest and other income of $100 compared to $(10,200) of interest and other income (expense) in the first three months of 2013.  Interest and other income during the first quarter of 2014 included gains on sales of marketable securities that did not occur during the first quarter of 2013.  (See Note 4 — “Investments”).

Income Taxes

The provision for income taxes was calculated at an effective rate of 38.3% for the first three months of 2014 and 2013.

Segment Comparison of Three Months Ended March 29, 2014 to Three Months Ended March 30, 2013

Franchising Segment Operating Income

The franchising segment’s operating income for the first three months of 2014 of $4.7 million was comparable to $4.8 million for the first three months of 2013.

Leasing Segment Operating Income

The leasing segment’s operating income for the first three months of 2014 increased by $0.9 million to $2.7 million from $1.8 million for the first three months of 2013.  The increase in segment contribution was due to an increase in leasing income net of leasing expense.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the consolidated condensed statement of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.

We ended the first quarter of 2014 with $2.4 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 0.8 to 1.0 compared to $2.2 million in cash and cash equivalents and a current ratio of 1.3 to 1.0 at the end of the first quarter of 2013.

Operating activities provided $7.0 million of cash during the first three months of 2014 compared to $6.7 million provided during the same period last year.  The increase in cash provided by operating activities in the first three months of 2014 compared to 2013 primarily resulted from the increase in net income.

Investing activities used $2.4 million of cash during the first three months of 2014.  The 2014 activities consisted primarily of the purchase of equipment for lease customers of $6.5 million and principal collections on lease receivables of $4.3 million.

Financing activities used $12.8 million of cash during the first three months of 2014.  Our most significant financing activities during the first quarter of 2014 consisted of $26.0 million for the payment of dividends, $1.1 million to repurchase 14,066 shares of our common stock and borrowings on our line of credit of $14.0 million, with such borrowings incurred primarily to fund in part the dividends and stock repurchases.  (See Note 7 — “Shareholders’ Equity” and Note 8 — “Line of Credit”).

As of March 29, 2014, we had no off balance sheet arrangements.

As of March 29, 2014, our borrowing availability under our credit agreement with The PrivateBank and Trust Company and BMO Harris Bank, N.A. (the “Line of Credit”) was $35.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $14.0 million in borrowings outstanding at March 29, 2014 under the Line of Credit bearing interest ranging from 2.40% to 3.25%, leaving $21.0 million available for additional borrowings.

The Line of Credit, which has a termination date of February 28, 2018, has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of March 29, 2014, we were in compliance with all of our financial covenants.

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

Critical Accounting Policies

The Company prepares the consolidated condensed financial statements of Winmark Corporation and Subsidiaries in conformity with accounting principles generally accepted in the United States of America.  As such, the Company is required to make certain estimates, judgments and assumptions that it believes are reasonable based on information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.  There can be no assurance that actual results will not differ from these estimates.  The critical accounting policies that the Company believes are most important to aid in fully understanding and evaluating the reported financial results include the following:

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first three months of 2014, the Company collected $18,700 more than it estimated at December 28, 2013.  As of March 29, 2014, the Company’s royalty receivable was $952,800.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated condensed balance sheet.  As of March 29, 2014, deferred franchise fees were $2,130,100.

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

Forward Looking Statements

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, the Company’s belief that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, as well as its disclosures regarding market rate risk are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions.  See the section appearing in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 entitled “Risk Factors” and Part II, Item 1A in this Report for a more complete discussion of certain factors that may cause the Company’s actual results to differ from those in its forward looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial markets risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At March 29, 2014, the Company had available a $35.0 million line of credit with The PrivateBank and Trust Company and BMO Harris Bank, N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (less than three months) or the bank’s index rate for borrowings one year or greater.  The Company had $14.0 million of debt outstanding at March 29, 2014 under this line of credit, all of which was in the form of short-term borrowings subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates.  With the Company’s borrowings at March 29, 2014, a one percent increase in short-term rates would reduce annual pretax earnings by $140,000.  The Company had no interest rate derivatives in place at March 29, 2014.

None of the Company’s cash and cash equivalents at March 29, 2014 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Although the Company conducts business in foreign countries, international operations are not material to its consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to the Company’s results of operations for the three months ended March 29, 2014.  Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on its future costs or on future cash flows it would receive from its foreign activity.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 1A:  Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013.  If any of those factors were to occur, they could materially adversely affect the Company’s financial condition or future results, and could cause its actual results to differ materially from those expressed in its forward-looking statements in this report.  The Company is aware of no material changes to the Risk Factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan

December 29, 2013 to February 1, 2014	—	$—	—	332,730
February 2, 2014 to March 1, 2014	—	$—	—	332,730
March 2, 2014 to March 29, 2014	14,066	$76.43	14,066	318,664

(1)                                 The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 5,000,000 shares, of which 318,664 may still be repurchased

ITEM 3:  Defaults Upon Senior Securities

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended March 29, 2014, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

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

WINMARK CORPORATION

Date: April 23, 2014	By:	/s/ John L. Morgan
John L. Morgan
Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: April 23, 2014	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug
Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED MARCH 29, 2014

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended March 29, 2014, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

*Filed Herewith

(1)                     Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)                     Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.