Form 10-Q
period 2014-06-28
WINMARK CORP
filed 2014-07-23
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

or

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

Common stock, no par value, 5,048,465 shares outstanding as of July 16, 2014.

WINMARK CORPORATION AND SUBSIDIARIES

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	CONSOLIDATED CONDENSED BALANCE SHEETS: June 28, 2014 and December 28, 2013	3

	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS: Three Months Ended June 28, 2014 and June 29, 2013 Six Months Ended June 28, 2014 and June 29, 2013	4

	CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME: Three Months Ended June 28, 2014 and June 29, 2013 Six Months Ended June 28, 2014 and June 29, 2013	5

	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS: Six Months Ended June 28, 2014 and June 29, 2013	6

	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	7 – 13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

	SIGNATURES	26

PART I.                                      FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 28, 2014	December 28, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$2,144,700	$10,642,600
Marketable securities	839,900	736,500
Receivables, less allowance for doubtful accounts of $4,000 and $4,300	1,088,000	1,205,500
Net investment in leases - current	21,023,400	17,239,900
Income tax receivable	748,500	166,500
Inventories	78,600	96,700
Prepaid expenses	393,500	587,300
Total current assets	26,316,600	30,675,000

Net investment in leases - long-term	22,203,600	20,301,400
Property and equipment, net	1,517,700	1,382,200
Other assets	677,500	677,500
	$50,715,400	$53,036,100

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Line of credit	$23,100,000	$—
Accounts payable	1,423,500	2,441,400
Accrued liabilities	2,571,300	1,233,100
Discounted lease rentals	313,600	424,900
Deferred revenue	2,116,800	2,199,900
Deferred income taxes	3,276,600	4,208,200
Total current liabilities	32,801,800	10,507,500

Long-Term Liabilities:
Discounted lease rentals	149,600	277,400
Deferred revenue	1,266,300	1,180,700
Other liabilities	1,433,800	1,489,000
Deferred income taxes	465,700	1,436,800
Total long-term liabilities	3,315,400	4,383,900

Shareholders’ Equity:
Common stock, no par value, 10,000,000 shares authorized, 5,062,380 and 5,143,530 shares issued and outstanding	—	2,949,500
Accumulated other comprehensive loss	(3,200)	(4,100)
Retained earnings	14,601,400	35,199,300
Total shareholders’ equity	14,598,200	38,144,700
	$50,715,400	$53,036,100

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
REVENUE:
Royalties	$9,200,800	$8,608,200	$18,010,800	$17,083,100
Leasing income	3,157,600	4,130,200	7,533,200	7,538,000
Merchandise sales	685,800	557,400	1,473,800	1,223,100
Franchise fees	607,500	389,600	956,500	804,200
Other	387,200	338,100	617,200	523,500
Total revenue	14,038,900	14,023,500	28,591,500	27,171,900

COST OF MERCHANDISE SOLD	659,300	524,400	1,414,000	1,165,500
LEASING EXPENSE	119,100	610,500	425,700	890,200
PROVISION FOR CREDIT LOSSES	(11,100)	(51,700)	27,800	(37,900)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,179,000	5,879,100	12,196,900	11,417,000
Income from operations	7,092,600	7,061,200	14,527,100	13,737,100
INTEREST EXPENSE	(144,100)	(55,100)	(206,200)	(144,600)
INTEREST AND OTHER INCOME (EXPENSE)	900	(100)	1,000	(10,300)
Income before income taxes	6,949,400	7,006,000	14,321,900	13,582,200
PROVISION FOR INCOME TAXES	(2,668,600)	(2,669,100)	(5,489,200)	(5,187,800)
NET INCOME	$4,280,800	$4,336,900	$8,832,700	$8,394,400
EARNINGS PER SHARE — BASIC	$.84	$.86	$1.72	$1.68
EARNINGS PER SHARE — DILUTED	$.82	$.83	$1.67	$1.61
WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	5,109,049	5,024,284	5,128,789	5,010,803
WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	5,243,123	5,200,592	5,275,539	5,201,644

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

NET INCOME	$4,280,800	$4,336,900	$8,832,700	$8,394,400
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Unrealized net gains (losses) on marketable securities:
Unrealized holding net gains (losses) arising during period	17,200	(4,800)	5,200	(1,400)
Reclassification adjustment for net gains included in net income	—	—	(3,800)	—

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	17,200	(4,800)	1,400	(1,400)
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME:
Unrealized net gains/losses on marketable securities:
Unrealized holding net gains/losses arising during period	(6,500)	1,800	(1,900)	500
Reclassification adjustment for net gains included in net income	—	—	1,400	—
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME	(6,500)	1,800	(500)	500
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	10,700	(3,000)	900	(900)
COMPREHENSIVE INCOME	$4,291,500	$4,333,900	$8,833,600	$8,393,500

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 28, 2014	June 29, 2013
OPERATING ACTIVITIES:
Net income	$8,832,700	$8,394,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	202,400	212,000
Provision for credit losses	27,800	(37,900)
Compensation expense related to stock options	670,000	549,100
Deferred income taxes	(1,902,700)	71,000
Gain on sale of marketable securities	(500)	—
Deferred initial direct costs	(698,400)	(319,500)
Amortization of deferred initial direct costs	375,800	284,000
Tax benefits on exercised stock options	(74,700)	(261,800)
Change in operating assets and liabilities:
Receivables	117,500	6,700
Income tax receivable / payable	(507,800)	806,200
Inventories	18,100	(5,600)
Prepaid expenses	193,800	56,400
Accounts payable	(1,017,900)	(945,100)
Accrued and other liabilities	1,262,100	627,400
Rents received in advance and security deposits	95,200	308,200
Deferred revenue	2,500	(68,900)
Net cash provided by operating activities	7,595,900	9,676,600

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	511,400	—
Purchase of marketable securities	(612,900)	—
Purchase of property and equipment	(337,900)	(148,500)
Purchase of equipment for lease contracts	(15,155,900)	(10,194,500)
Principal collections on lease receivables	9,451,600	8,501,100
Net cash used for investing activities	(6,143,700)	(1,841,900)

FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	26,400,000	2,000,000
Payments on line of credit	(3,300,000)	(10,800,000)
Repurchases of common stock	(7,186,800)	(771,500)
Proceeds from exercises of stock options	392,000	1,103,500
Dividends paid	(26,330,000)	(450,000)
Proceeds from discounted lease rentals	—	629,400
Tax benefits on exercised stock options	74,700	261,800
Net cash used for financing activities	(9,950,100)	(8,026,800)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,497,900)	(192,100)
Cash and cash equivalents, beginning of period	10,642,600	2,233,400
Cash and cash equivalents, end of period	$2,144,700	$2,041,300

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$152,300	$173,400
Cash paid for income taxes	$7,899,800	$4,310,700

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

Revenues and operating results for the six months ended June 28, 2014 are not necessarily indicative of the results to be expected for the full year.

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

4.     Investments:

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities:

	June 28, 2014		December 28, 2013
	Cost	Fair Value	Cost	Fair Value
Equity securities	$845,200	$839,900	$743,100	$736,500

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive loss are as follows:

	June 28, 2014	December 28, 2013
Unrealized gains	$19,300	$6,800
Unrealized losses	(24,600)	(13,400)
Net unrealized losses	$(5,300)	$(6,600)

The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Realized gains	$4,600	$—	$26,800	$—
Realized losses	(13,500)	—	(26,300)	—
Net realized gains/(losses)	$(8,900)	$—	$500	$—

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

5.     Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	June 28, 2014	December 28, 2013
Direct financing and sales-type leases:
Minimum lease payments receivable	$46,395,400	$35,450,900
Estimated residual value of equipment	4,875,200	4,348,800
Unearned lease income net of initial direct costs deferred	(7,314,700)	(4,963,400)
Security deposits	(3,400,000)	(3,325,600)
Equipment installed on leases not yet commenced	3,468,800	6,718,000
Total investment in direct financing and sales-type leases	44,024,700	38,228,700
Allowance for credit losses	(939,300)	(822,700)
Net investment in direct financing and sales-type leases	43,085,400	37,406,000

Operating leases:

Operating lease assets	489,600	1,353,500
Less accumulated depreciation and amortization	(348,000)	(1,218,200)
Net investment in operating leases	141,600	135,300

Total net investment in leasing operations	$43,227,000	$37,541,300

As of June 28, 2014, the $43.2 million total net investment in leases consists of $21.0 million classified as current and $22.2 million classified as long-term.  As of December 28, 2013, the $37.5 million total net investment in leases consists of $17.2 million classified as current and $20.3 million classified as long-term.

As of June 28, 2014, leased assets with one customer approximated 13% of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2014 and the full fiscal years thereafter as of June 28, 2014:

	Direct Financing and Sales-Type Leases		Operating Leases
	Minimum Lease Payments Receivable	Income Amortization	Minimum Lease Payments Receivable
2014	$14,259,100	$3,178,600	$128,000
2015	20,264,000	3,251,700	76,800
2016	9,947,300	849,400	—
2017	1,919,700	34,900	—
2018	5,300	100	—
Thereafter	—	—	—
	$46,395,400	$7,314,700	$204,800

The activity in the allowance for credit losses for leasing operations during the first six months of 2014 and 2013, respectively, is as follows:

	June 28, 2014	June 29, 2013
Balance at beginning of period	$822,700	$775,800
Provisions charged to expense	27,800	(37,900)
Recoveries	88,800	102,600
Deductions for amounts written-off	—	(17,300)
Balance at end of period	$939,300	$823,200

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	June 28, 2014		December 28, 2013
	Investment In Leases	Allowance for Credit Losses	Investment In Leases	Allowance for Credit Losses
Collectively evaluated for loss potential	$44,024,700	$939,300	$38,228,700	$822,700
Individually evaluated for loss potential	—	—	—	—
Total	$44,024,700	$939,300	$38,228,700	$822,700

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

	June 28, 2014
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$42,809,700	$—	$—	$—	$42,809,700
Small-Ticket	1,215,000	—	—	—	1,215,000
Total Investment in Leases	$44,024,700	$—	$—	$—	$44,024,700

	December 28, 2013
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$36,716,100	$—	$—	$416,400	$37,132,500
Small-Ticket	1,096,200	—	—	—	1,096,200
Total Investment in Leases	$37,812,300	$—	$—	$416,400	$38,228,700

6.              Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition that supersedes existing revenue recognition guidance (but does not apply to nor supersede accounting guidance for lease contracts).  The ASU’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The ASU is effective for reporting periods beginning after December 15, 2016, and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated results.

7.     Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Denominator for basic EPS – weighted average common shares	5,109,049	5,024,284	5,128,789	5,010,803
Dilutive shares associated with option plans	134,074	176,308	146,750	190,841
Denominator for diluted EPS – weighted average common shares and dilutive potential common shares	5,243,123	5,200,592	5,275,539	5,201,644
Options excluded from EPS calculation – anti-dilutive	31,813	17,474	23,002	18,451

8.     Shareholders’ Equity:

Dividends

On January 29, 2014, the Company’s Board of Directors approved the payment of a $0.05 per share quarterly cash dividend to shareholders of record at the close of business on February 12, 2014, which was paid on March 3, 2014.

On February 4, 2014, the Company’s Board of Directors approved the payment of a $5.00 per share special cash dividend (the “2014 Special Dividend”) to shareholders of record at the close of business February 17, 2014, which was paid on March 3, 2014.  The 2014 Special Dividend totaled $25.8 million and was financed by a combination of cash on hand as well as net borrowings under the Line of Credit of $13.0 million (see Note 9 — “Line of Credit”).

On April 30, 2014, the Company’s Board of Directors approved the payment of a $0.06 per share quarterly cash dividend to shareholders of record at the close of business on May 14, 2014, which was paid on June 2, 2014.

Repurchase of Common Stock

In the first six months of 2014, the Company repurchased 101,162 shares of its common stock for an aggregate purchase price of $7.2 million or $71.04 per share.  Under the Board of Directors’ authorization, as of June 28, 2014, the Company has the ability to repurchase an additional 231,568 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

The Company had authorized up to 750,000 shares of common stock be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2001 Stock Option Plan (the “2001 Plan”).  The 2001 Plan expired on February 20, 2011.  At the April 30, 2014 Annual Shareholders Meeting, the Company’s shareholders approved an increase in the shares of common stock available for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2010 Stock Option Plan (the “2010 Plan”) from 250,000 to 500,000.

The Company also sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors Plan”), and at the April 30, 2014 Annual Shareholders Meeting, the Company’s shareholders approved an increase in the shares of common stock available for granting options to directors of the Company who are not employees from 300,000 to 350,000.

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of June 28, 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 28, 2013	526,712	$42.87	7.33	$26,446,700
Granted	48,500	66.29
Exercised	(20,012)	19.59
Forfeited	(5,000)	56.85
Outstanding at June 28, 2014	550,200	$45.65	7.15	$14,842,200

Exercisable at June 28, 2014	305,748	$33.17	5.96	$11,417,400

The fair value of options granted under the Option Plans during the first six months of 2014 and 2013 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Six Months Ended
	June 28, 2014	June 29, 2013
Risk free interest rate	1.80%	1.30%
Expected life (years)	6	6
Expected volatility	34.1%	32.5%
Dividend yield	1.80%	1.90%
Option fair value	$19.23	$15.84

All unexercised options at June 28, 2014 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $670,000 and $549,100 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first six months of 2014 and 2013, respectively.  As of June 28, 2014, the Company had $3.5 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.6 years.

9.     Line of Credit:

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

The Line of Credit provides for an aggregate commitment of $35.0 million, subject to certain borrowing base limitations.  During the first six months of 2014, the Line of Credit was used to finance in part the 2014 Special Dividend (as indicated above) and has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of June 28, 2014, the Company was in compliance with all of its financial covenants.  There were $23.1 million in borrowings outstanding under the Line of Credit bearing interest ranging from 2.40% to 3.25%, leaving $11.9 million available for additional borrowings.

10.  Discounted Lease Rentals:

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average interest rate of 3.26% at June 28, 2014 on a non-recourse basis.

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

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenue:
Franchising	$10,881,300	$9,893,300	$21,058,300	$19,633,900
Leasing	3,157,600	4,130,200	7,533,200	7,538,000
Total revenue	$14,038,900	$14,023,500	$28,591,500	$27,171,900

Reconciliation to operating income:
Franchising segment contribution	$5,311,200	$4,840,800	$10,012,400	$9,674,900
Leasing segment contribution	1,781,400	2,220,400	4,514,700	4,062,200
Total operating income	$7,092,600	$7,061,200	$14,527,100	$13,737,100

Depreciation:
Franchising	$76,600	$82,600	$159,700	$166,800
Leasing	20,500	22,400	42,700	45,200
Total depreciation	$97,100	$105,000	$202,400	$212,000

	As of
	June 28, 2014	December 28, 2013
Identifiable assets:
Franchising	$3,265,500	$7,407,400
Leasing	44,228,100	42,490,800
Unallocated	3,221,800	3,137,900
Total	$50,715,400	$53,036,100

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of June 28, 2014, we had 1,047 franchises operating under the Plato’s Closet, Once Upon A Child Play it Again Sports, Music Go Round and Style Encore brands and had a leasing portfolio of $43.2 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most profitable source of franchising revenue is royalties received from our franchise partners.  During the first six months of 2014, our royalties increased $0.9 million or 5.4% compared to the first six months of 2013.

During the first six months of 2014, we purchased $15.2 million in equipment for lease customers compared to $10.2 million in the first six months of 2013.  Overall, our leasing portfolio (net investment in leases — current and long-term) increased to $43.2 million at June 28, 2014 from $37.5 million at December 28, 2013.  Leasing income net of leasing expense during the first six months of 2014 was $7.1 million compared to $6.6 million in the same period last year.  Fluctuations in period-to-period leasing income and leasing expense result primarily from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the purchases of equipment for lease customers and the medium- to long-term trend in the size of the leasing portfolio.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first six months of 2014, selling, general and administrative expense increased $0.8 million, or 6.8%, compared to the first six months of 2013.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first six months ended June 28, 2014:

					SIX MONTHS ENDED 6/28/14
	TOTAL 12/28/13	OPENED	CLOSED	TOTAL 6/28/14	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Plato’s Closet
Franchises - US and Canada	391	21	(1)	411	14	14
Once Upon A Child
Franchises - US and Canada	282	12	(1)	293	20	20
Play It Again Sports
Franchises - US and Canada	300	1	(3)	298	15	14
Music Go Round
Franchises - US	29	2	0	31	1	1
Style Encore
Franchises - US	3	11	0	14	—	—
Total Franchised Stores	1,005	47	(5)	1,047	50	49

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the first six months of 2014, we renewed 49 of the 50 franchise agreements available for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenue:
Royalties	65.5%	61.4%	63.0%	62.9%
Leasing income	22.5	29.4	26.3	27.7
Merchandise sales	4.9	4.0	5.2	4.5
Franchise fees	4.3	2.8	3.3	3.0
Other	2.8	2.4	2.2	1.9
Total revenue	100.0	100.0	100.0	100.0

Cost of merchandise sold	(4.7)	(3.7)	(4.9)	(4.3)
Leasing expense	(0.8)	(4.4)	(1.5)	(3.3)
Provision for credit losses	—	0.3	(0.1)	0.1
Selling, general and administrative expenses	(44.0)	(41.9)	(42.7)	(42.0)
Income from operations	50.5	50.3	50.8	50.5
Interest expense	(1.0)	(0.4)	(0.7)	(0.5)
Interest and other income (expense)	—	—	—	—
Income before income taxes	49.5	49.9	50.1	50.0
Provision for income taxes	(19.0)	(19.0)	(19.2)	(19.1)
Net income	30.5%	30.9%	30.9%	30.9%

Comparison of Three Months Ended June 28, 2014 to Three Months Ended June 29, 2013

Revenue

Revenues for the quarter ended June 28, 2014 totaled $14.0 million compared to $14.0 million for the comparable period in 2013.

Royalties and Franchise Fees

Royalties increased to $9.2 million for the second quarter of 2014 from $8.6 million for the second quarter of 2013, a 6.9% increase.  The increase was primarily due to higher Once Upon A Child and Plato’s Closet royalties of $0.3 million and $0.2 million, respectively.  The increase in royalties for these brands is primarily from having 21 additional Once Upon A Child and 35 additional Plato’s Closet franchise stores in the second quarter of 2014 compared to the same period last year.

Franchise fees increased to $607,500 for the second quarter of 2014 compared to $389,600 for the second quarter of 2013, primarily as a result of opening 15 more franchises in the 2014 period compared to the same period in 2013.

Leasing Income

Leasing income decreased to $3.2 million for the second quarter of 2014 compared to $4.1 million for the same period in 2013.  The decrease is primarily due to the classification of certain leases in the 2013 period as sales-type leases in accordance with accounting guidance applicable to lessors.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center, or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales increased to $685,800 for the second quarter of 2014 compared to $557,400 in the same period of 2013.  The increase is due to an increase in technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold increased to $659,300 for the second quarter of 2014 compared to $524,400 in the same period of 2013.  The increase was due to an increase in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the second quarter of 2014 and 2013 was 96.1% and 94.1%, respectively.

Leasing Expense

Leasing expense decreased to $0.1 million for the second quarter of 2014 compared to $0.6 million for the second quarter of 2013.  The decrease is primarily due to the cost associated with those leases in the 2013 period classified as sales-type leases noted above.

Provision for Credit Losses

Provision for credit losses was $(11,100) for the second quarter of 2014 compared to $(51,700) for the second quarter of 2013.  The increase in provision for credit losses is primarily due to the increase in lease payments receivable associated with the larger lease portfolio.

Selling, General and Administrative

Selling, general and administrative expenses increased 5.1% to $6.2 million in the second quarter of 2014 from $5.9 million in the same period of 2013.  The increase was primarily due to an increase in compensation and benefits expenses.

Interest Expense

Interest expense increased to $144,100 for the second quarter of 2014 compared to $55,100 for the second quarter of 2013.  The increase is primarily due to higher average corporate borrowings when compared to the same period last year.

Interest and Other Income (Expense)

During the second quarter of 2014, we had interest and other income (expense) of $900 compared to $(100) of interest and other income (expense) in the second quarter of 2013.

Income Taxes

The provision for income taxes was calculated at an effective rate of 38.4% and 38.1% for the second quarter of 2014 and 2013, respectively.  The higher effective rate in 2014 compared to 2013 is primarily due to an increase in state taxes.

Comparison of Six Months Ended June 28, 2014 to Six Months Ended June 29, 2013

Revenue

Revenues for the first six months of 2014 totaled $28.6 million compared to $27.2 million for the comparable period in 2013.

Royalties and Franchise Fees

Royalties increased to $18.0 million for the first six months of 2014 from $17.1 million for the first six months of 2013, a 5.4% increase.  The increase was due to higher Once Upon A Child and Plato’s Closet royalties of $0.4 million and $0.4 million, respectively.  The increase in royalties for these brands is primarily from having 21 additional Once Upon A Child and 35 additional Plato’s Closet franchise stores in the first six months of 2014 compared to the same period last year.

Franchise fees increased to $956,500 for the first six months of 2014 compared to $804,200 for the first six months of 2013, primarily as a result of opening 10 more franchises in the 2014 period compared to the same period in 2013.

Leasing Income

Leasing income of $7.5 million for the first six months of 2014 was comparable to $7.5 million for the same period in 2013.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center, or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales increased to $1.5 million for the first six months of 2014 compared to $1.2 million in the same period of 2013.  The increase is primarily due to an increase in technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold increased to $1.4 million for the first six months of 2014 compared to $1.2 million in the same period of 2013.  The increase was due to an increase in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first six months of 2014 and 2013 was 95.9% and 95.3%, respectively.

Leasing Expense

Leasing expense decreased to $0.4 million for the first six months of 2014 compared to $0.9 million for the first six months of 2013.  The decrease is primarily due to the cost associated with those leases in the 2013 period classified as sales-type leases noted above.

Provision for Credit Losses

Provision for credit losses was $27,800 for the first six months of 2014 compared to $(37,900) for the first six months of 2013.  The increase in provision for credit losses is primarily due to the increase in lease payments receivable associated with the larger lease portfolio.

Selling, General and Administrative

Selling, general and administrative expenses increased 6.8% to $12.2 million in the first six months of 2014 from $11.4 million in the same period of 2013.  The increase was primarily due to an increase in compensation and benefits expenses.

Interest Expense

Interest expense increased to $206,200 for the first six months of 2014 compared to $144,600 for the first six months of 2013.  The increase is primarily due to higher average corporate borrowings when compared to the same period last year.

Interest and Other Income (Expense)

During the first six months of 2014, we had interest and other income (expense) of $1,000 compared to $(10,300) of interest and other income (expense) in the first six months of 2013.  Interest and other income  (expense) during the first six months of 2014 included greater dividend income from marketable securities than during the first six months of 2013.

Income Taxes

The provision for income taxes was calculated at an effective rate of 38.3% and 38.2% for the first six months of 2014 and 2013, respectively.  The higher effective rate in 2014 compared to 2013 is primarily due to an increase in state taxes.

Segment Comparison of Three Months Ended June 28, 2014 to Three Months Ended June 29, 2013

Franchising Segment Operating Income

The franchising segment’s operating income for the second quarter of 2014 increased by $0.5 million, or 9.7%, to $5.3 million from $4.8 million for the second quarter of 2013.  The increase in segment contribution was primarily due to increased royalty revenue.

Leasing Segment Operating Income

The leasing segment’s operating income for the second quarter of 2014 decreased by $0.4 million to $1.8 million from $2.2 million for the second quarter of 2013.  The decrease in segment contribution was primarily due to a decrease in leasing income net of leasing expense.

Segment Comparison of Six Months Ended June 28, 2014 to Six Months Ended June 29, 2013

Franchising Segment Operating Income

The franchising segment’s operating income for the first six months of 2014 increased by $0.3 million, or 3.5%, to $10.0 million from $9.7 million for the first six months of 2013.  The increase in segment contribution was primarily due to increased royalty revenue.

Leasing Segment Operating Income

The leasing segment’s operating income for the first six months of 2014 increased by $0.4 million to $4.5 million from $4.1 million for the first six months of 2013.  The increase in segment contribution was primarily due to an increase in leasing income net of leasing expense.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.

We ended the second quarter of 2014 with $2.1 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 0.8 to 1.0 compared to $2.0 million in cash and cash equivalents and a current ratio of 1.8 to 1.0 at the end of the second quarter of 2013.

Operating activities provided $7.6 million of cash during the first six months of 2014 compared to $9.7 million provided during the same period last year.  The decrease in cash provided by operating activities in the first six months of 2014 compared to 2013 was primarily due to an increase in cash paid for income taxes.

Investing activities used $6.1 million of cash during the first six months of 2014.  The 2014 activities consisted primarily of the purchase of equipment for lease customers of $15.2 million and principal collections on lease receivables of $9.5 million.

Financing activities used $10.0 million of cash during the first six months of 2014.  Our most significant financing activities during the first six months of 2014 consisted of $26.3 million for the payment of dividends, $7.2 million to repurchase 101,162 shares of our common stock and net borrowings on our line of credit of $23.1 million, with such borrowings incurred primarily to fund in part the dividends and stock repurchases.  (See Note 8 — “Shareholders’ Equity” and Note 9 — “Line of Credit”).

As of June 28, 2014, we had no off balance sheet arrangements.

As of June 28, 2014, our borrowing availability under our credit agreement with The PrivateBank and Trust Company and BMO Harris Bank, N.A. (the “Line of Credit”) was $35.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $23.1 million in borrowings outstanding at June 28, 2014 under the Line of Credit bearing interest ranging from 2.40% to 3.25%, leaving $11.9 million available for additional borrowings.

The Line of Credit, which has a termination date of February 28, 2018, has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of June 28, 2014, we were in compliance with all of our financial covenants.

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

We believe that the combination of our cash on hand, the cash generated from our franchising business, cash generated from discounting sources and our Line of Credit will be adequate to fund our planned operations through 2015.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first six months of 2014, the Company collected $18,200 more than it estimated at December 28, 2013.  As of June 28, 2014, the Company’s royalty receivable was $1,003,100.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated condensed balance sheet.  As of June 28, 2014, deferred franchise fees were $1,954,000.

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

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial markets risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At June 28, 2014, the Company had available a $35.0 million line of credit with The PrivateBank and Trust Company and BMO Harris Bank, N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (less than three months) or the bank’s index rate for borrowings one year or greater.  The Company had $23.1 million of debt outstanding at June 28, 2014 under this line of credit, all of which was in the form of short-term borrowings subject to daily changes in the bank’s base rate.  The Company’s earnings would be affected by changes in these short-term interest rates.  With the Company’s borrowings at June 28, 2014, a one percent increase in short-term rates would reduce annual pretax earnings by $231,000.  The Company had no interest rate derivatives in place at June 28, 2014.

None of the Company’s cash and cash equivalents at June 28, 2014 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.  The Company’s portfolio of marketable securities is subject to customary equity market risk.

Although the Company conducts business in foreign countries, international operations are not material to its consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to the Company’s results of operations for the six months ended June 28, 2014.  Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on its future costs or on future cash flows it would receive from its foreign activity.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan
March 30, 2014 to May 3, 2014	34,656	$76.24	34,656	284,008
May 4, 2014 to May 31, 2014	1,172	$65.55	1,172	282,836
June 1, 2014 to June 28, 2014	51,268	$66.18	51,268	231,568

(1)           The repurchase of shares are pursuant to a non-expiring 500,000 share repurchase authorization approved by the Board of Directors and announced on February 24, 2011.

ITEM 3:  Defaults Upon Senior Securities

None.

ITEM 4:  Mine Safety Disclosures

Not applicable.

ITEM 5:  Other Information

All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

ITEM 6:   Exhibits

3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)

3.2	By-laws, as amended and restated to date (Exhibit 3.2)(2)

10.1	First Amendment to the 2010 Stock Option Plan*

10.2	First Amendment to the Amended and Restated Stock Option Plan for Nonemployee Directors*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended June 28, 2014, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

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

WINMARK CORPORATION

Date: July 23, 2014	By:	/s/ John L. Morgan
John L. Morgan Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: July 23, 2014	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED JUNE 28, 2014

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)

3.2	By-laws, as amended and restated to date (Exhibit 3.2)(2)

10.1	First Amendment to the 2010 Stock Option Plan*

10.2	First Amendment to the Amended and Restated Stock Option Plan for Nonemployee Directors*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended June 28, 2014, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

*Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.