Form 10-Q
period 2014-09-27
WINMARK CORP
filed 2014-10-22
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

or

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

Yes ☐                                     No ☒

Common stock, no par value, 4,997,512 shares outstanding as of October 15, 2014.

WINMARK CORPORATION AND SUBSIDIARIES

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	CONSOLIDATED CONDENSED BALANCE SHEETS: September 27, 2014 and December 28, 2013	3

	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS: Three Months Ended September 27, 2014 and September 28, 2013 Nine Months Ended September 27, 2014 and September 28, 2013	4

	CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME: Three Months Ended September 27, 2014 and September 28, 2013 Nine Months Ended September 27, 2014 and September 28, 2013	5

	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS: Nine Months Ended September 27, 2014 and September 28, 2013	6

	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	7 – 13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

	SIGNATURES	26

PART I.                            FINANCIAL INFORMATION

ITEM 1:    Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 27, 2014	December 28, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$2,015,200	$10,642,600
Marketable securities	715,800	736,500
Receivables, less allowance for doubtful accounts of $2,500 and $4,300	1,106,600	1,205,500
Net investment in leases - current	20,036,200	17,239,900
Income tax receivable	—	166,500
Inventories	96,200	96,700
Prepaid expenses	654,200	587,300
Total current assets	24,624,200	30,675,000
Net investment in leases - long-term	23,114,800	20,301,400
Property and equipment, net	1,501,300	1,382,200
Other assets	677,500	677,500
Deferred income taxes	23,500	—
	$49,941,300	$53,036,100
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$20,000,000	$—
Accounts payable	3,109,400	2,441,400
Income tax payable	26,900	—
Accrued liabilities	2,874,000	1,233,100
Discounted lease rentals	288,300	424,900
Deferred revenue	2,225,200	2,199,900
Deferred income taxes	2,810,500	4,208,200
Total current liabilities	31,334,300	10,507,500
Long-Term Liabilities:
Discounted lease rentals	94,300	277,400
Deferred revenue	1,255,800	1,180,700
Other liabilities	1,385,000	1,489,000
Deferred income taxes	—	1,436,800
Total long-term liabilities	2,735,100	4,383,900
Shareholders’ Equity:
Common stock, no par value, 10,000,000 shares authorized, 4,997,512 and 5,143,530 shares issued and outstanding	—	2,949,500
Accumulated other comprehensive loss	(41,300)	(4,100)
Retained earnings	15,913,200	35,199,300
Total shareholders’ equity	15,871,900	38,144,700
	$49,941,300	$53,036,100

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
REVENUE:
Royalties	$10,725,000	$9,853,900	$28,735,800	$26,937,000
Leasing income	4,121,800	3,810,100	11,655,000	11,348,100
Merchandise sales	786,100	598,000	2,259,900	1,821,100
Franchise fees	558,200	340,000	1,514,700	1,144,200
Other	213,300	189,900	830,500	713,400
Total revenue	16,404,400	14,791,900	44,995,900	41,963,800
COST OF MERCHANDISE SOLD	742,300	569,200	2,156,300	1,734,700
LEASING EXPENSE	808,500	399,300	1,234,200	1,289,500
PROVISION FOR CREDIT LOSSES	(1,700)	(29,800)	26,100	(67,700)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,677,600	5,311,900	17,874,500	16,728,900
Income from operations	9,177,700	8,541,300	23,704,800	22,278,400
INTEREST EXPENSE	(150,500)	(35,500)	(356,700)	(180,100)
INTEREST AND OTHER INCOME (EXPENSE)	27,200	5,500	28,200	(4,800)
Income before income taxes	9,054,400	8,511,300	23,376,300	22,093,500
PROVISION FOR INCOME TAXES	(3,431,400)	(3,259,800)	(8,920,600)	(8,447,700)
NET INCOME	$5,623,000	$5,251,500	$14,455,700	$13,645,800
EARNINGS PER SHARE — BASIC	$1.12	$1.03	$2.84	$2.70
EARNINGS PER SHARE — DILUTED	$1.09	$1.00	$2.76	$2.61
WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	5,022,166	5,116,872	5,093,243	5,046,156
WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	5,156,785	5,263,311	5,235,949	5,222,196

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

NET INCOME	$5,623,000	$5,251,500	$14,455,700	$13,645,800
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Unrealized net gains (losses) on marketable securities:
Unrealized holding net gains (losses) arising during period	(61,400)	(8,100)	(56,200)	(9,500)
Reclassification adjustment for net gains included in net income	—	—	(3,800)	—
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	(61,400)	(8,100)	(60,000)	(9,500)
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME:
Unrealized net gains/losses on marketable securities:
Unrealized holding net gains/losses arising during period	23,300	3,100	21,400	3,600
Reclassification adjustment for net gains included in net income	—	—	1,400	—
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME	23,300	3,100	22,800	3,600
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(38,100)	(5,000)	(37,200)	(5,900)
COMPREHENSIVE INCOME	$5,584,900	$5,246,500	$14,418,500	$13,639,900

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 27, 2014	September 28, 2013
OPERATING ACTIVITIES:
Net income	$14,455,700	$13,645,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	304,600	321,400
Provision for credit losses	26,100	(67,700)
Compensation expense related to stock options	1,037,200	842,900
Deferred income taxes	(2,858,000)	294,700
Gain on sale of marketable securities	(12,700)	—
Deferred initial direct costs	(757,100)	(374,100)
Amortization of deferred initial direct costs	576,000	418,700
Tax benefits on exercised stock options	(74,700)	(310,900)
Change in operating assets and liabilities:
Receivables	98,900	120,200
Income tax receivable / payable	290,900	1,348,500
Inventories	500	1,800
Prepaid expenses	(66,900)	(173,400)
Accounts payable	668,000	(479,400)
Accrued and other liabilities	1,522,600	967,000
Rents received in advance and security deposits	114,200	160,800
Deferred revenue	100,400	321,400
Net cash provided by operating activities	15,425,700	17,037,700
INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	603,200	—
Purchase of marketable securities	(629,800)	(324,600)
Purchase of property and equipment	(423,700)	(165,600)
Purchase of equipment for lease contracts	(21,394,100)	(14,979,300)
Principal collections on lease receivables	15,519,800	13,654,700
Net cash used for investing activities	(6,324,600)	(1,814,800)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	28,400,000	2,000,000
Payments on line of credit	(8,400,000)	(12,800,000)
Repurchases of common stock	(11,564,800)	(1,854,900)
Proceeds from exercises of stock options	392,000	3,121,400
Dividends paid	(26,630,400)	(707,500)
Proceeds from discounted lease rentals	—	721,800
Tax benefits on exercised stock options	74,700	310,900
Net cash used for financing activities	(17,728,500)	(9,208,300)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,627,400)	6,014,600
Cash and cash equivalents, beginning of period	10,642,600	2,233,400
Cash and cash equivalents, end of period	$2,015,200	$8,248,000
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$301,000	$195,200
Cash paid for income taxes	$11,487,700	$6,787,800

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

Revenues and operating results for the nine months ended September 27, 2014 are not necessarily indicative of the results to be expected for the full year.

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

4.              Investments:

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities:

	September 27, 2014		December 28, 2013
	Cost	Fair Value	Cost	Fair Value
Equity securities	$782,400	$715,800	$743,100	$736,500

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive loss are as follows:

	September 27, 2014	December 28, 2013
Unrealized gains	$800	$6,800
Unrealized losses	(67,400)	(13,400)
Net unrealized losses	$(66,600)	$(6,600)

The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Realized gains	$12,200	$—	$39,000	$—
Realized losses	—	—	(26,300)	—
Net realized gains/(losses)	$12,200	$—	$12,700	$—

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

5.              Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	September 27, 2014	December 28, 2013
Direct financing and sales-type leases:
Minimum lease payments receivable	$42,205,400	$35,450,900
Estimated residual value of equipment	4,796,800	4,348,800
Unearned lease income net of initial direct costs deferred	(6,513,400)	(4,963,400)
Security deposits	(3,425,500)	(3,325,600)
Equipment installed on leases not yet commenced	6,831,900	6,718,000
Total investment in direct financing and sales-type leases	43,895,200	38,228,700
Allowance for credit losses	(927,200)	(822,700)
Net investment in direct financing and sales-type leases	42,968,000	37,406,000
Operating leases:
Operating lease assets	685,800	1,353,500
Less accumulated depreciation and amortization	(502,800)	(1,218,200)
Net investment in operating leases	183,000	135,300
Total net investment in leasing operations	$43,151,000	$37,541,300

As of September 27, 2014, the $43.2 million total net investment in leases consists of $20.1 million classified as current and $23.1 million classified as long-term.  As of December 28, 2013, the $37.5 million total net investment in leases consists of $17.2 million classified as current and $20.3 million classified as long-term.

As of September 27, 2014, leased assets with one customer approximated 16% of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2014 and the full fiscal years thereafter as of September 27, 2014:

	Direct Financing and Sales-Type Leases		Operating Leases
	Minimum Lease Payments Receivable	Income Amortization	Minimum Lease Payments Receivable
2014	$7,128,600	$1,658,700	$76,800
2015	21,679,100	3,801,600	76,800
2016	11,167,200	1,002,500	—
2017	2,210,200	49,600	—
2018	20,300	1,000	—
Thereafter	—	—	—
	$42,205,400	$6,513,400	$153,600

The activity in the allowance for credit losses for leasing operations during the first nine months of 2014 and 2013, respectively, is as follows:

	September 27, 2014	September 28, 2013
Balance at beginning of period	$822,700	$775,800
Provisions charged to expense	26,100	(67,700)
Recoveries	98,500	114,700
Deductions for amounts written-off	(20,100)	(17,300)
Balance at end of period	$927,200	$805,500

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	September 27, 2014		December 28, 2013
	Investment In Leases	Allowance for Credit Losses	Investment In Leases	Allowance for Credit Losses
Collectively evaluated for loss potential	$43,895,200	$927,200	$38,228,700	$822,700
Individually evaluated for loss potential	—	—	—	—
Total	$43,895,200	$927,200	$38,228,700	$822,700

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

	September 27, 2014
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$42,677,200	$—	$—	$—	$42,677,200
Small-Ticket	1,218,000	—	—	—	1,218,000
Total Investment in Leases	$43,895,200	$—	$—	$—	$43,895,200

	December 28, 2013
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$36,716,100	$—	$—	$416,400	$37,132,500
Small-Ticket	1,096,200	—	—	—	1,096,200
Total Investment in Leases	$37,812,300	$—	$—	$416,400	$38,228,700

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

7.              Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Denominator for basic EPS — weighted average common shares	5,022,166	5,116,872	5,093,243	5,046,156
Dilutive shares associated with option plans	134,619	146,439	142,706	176,040
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	5,156,785	5,263,311	5,235,949	5,222,196
Options excluded from EPS calculation — anti-dilutive	32,169	1,267	25,676	9,403

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

On July 30, 2014, the Company’s Board of Directors approved the payment of a $0.06 per share quarterly cash dividend to shareholders of record at the close of business on August 13, 2014, which was paid on September 2, 2014.

Repurchase of Common Stock

In the first nine months of 2014, the Company repurchased 166,030 shares of its common stock for an aggregate purchase price of $11.6 million or $69.65 per share.  Under the Board of Directors’ authorization, as of September 27, 2014, the Company has the ability to repurchase an additional 166,700 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

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

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of September 27, 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 28, 2013	526,712	$42.87	7.33	$26,446,700
Granted	48,500	66.29
Exercised	(20,012)	19.59
Forfeited	(5,000)	56.85
Outstanding at September 27, 2014	550,200	$45.65	6.91	$16,500,100
Exercisable at September 27, 2014	305,748	$33.17	5.76	$12,781,100

The fair value of options granted under the Option Plans during the first nine months of 2014 and 2013 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Nine Months Ended
	September 27, 2014	September 28, 2013
Risk free interest rate	1.80%	1.30%
Expected life (years)	6	6
Expected volatility	34.1%	32.5%
Dividend yield	1.80%	1.90%
Option fair value	$19.23	$15.84

All unexercised options at September 27, 2014 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $1,037,200 and $842,900 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first nine months of 2014 and 2013, respectively.  As of September 27, 2014, the Company had $3.2 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.4 years.

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

The Line of Credit provides for an aggregate commitment of $35.0 million, subject to certain borrowing base limitations.  During the first nine months of 2014, the Line of Credit was used to finance in part the 2014 Special Dividend (as indicated above) and has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of September 27, 2014, the Company was in compliance with all of its financial covenants.  There were $20.0 million in borrowings outstanding under the Line of Credit bearing interest ranging from 2.40% to 3.25%, leaving $15.0 million available for additional borrowings.

10.       Discounted Lease Rentals:

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average interest rate of 3.26% at September 27, 2014 on a non-recourse basis.

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

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenue:
Franchising	$12,282,600	$10,981,800	$33,340,900	$30,615,700
Leasing	4,121,800	3,810,100	11,655,000	11,348,100
Total revenue	$16,404,400	$14,791,900	$44,995,900	$41,963,800

Reconciliation to operating income:
Franchising segment contribution	$7,132,700	$6,306,800	$17,145,100	$15,981,700
Leasing segment contribution	2,045,000	2,234,500	6,559,700	6,296,700
Total operating income	$9,177,700	$8,541,300	$23,704,800	$22,278,400

Depreciation:
Franchising	$80,700	$86,100	$240,400	$252,900
Leasing	21,500	23,300	64,200	68,500
Total depreciation	$102,200	$109,400	$304,600	$321,400

	As of
	September 27, 2014	December 28, 2013
Identifiable assets:
Franchising	$3,291,500	$7,407,400
Leasing	44,197,000	42,490,800
Unallocated	2,452,800	3,137,900
Total	$49,941,300	$53,036,100

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of September 27, 2014, we had 1,070 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Music Go Round and Style Encore brands and had a leasing portfolio of $43.2 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most profitable source of franchising revenue is royalties received from our franchise partners.  During the first nine months of 2014, our royalties increased $1.8 million or 6.7% compared to the first nine months of 2013.

During the first nine months of 2014, we purchased $21.4 million in equipment for lease customers compared to $15.0 million in the first nine months of 2013.  Overall, our leasing portfolio (net investment in leases — current and long-term) increased to $43.2 million at September 27, 2014 from $37.5 million at December 28, 2013.  Leasing income net of leasing expense during the first nine months of 2014 was $10.4 million compared to $10.1 million in the same period last year.  Fluctuations in period-to-period leasing income and leasing expense result primarily from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the purchases of equipment for lease customers and the medium- to long-term trend in the size of the leasing portfolio.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first nine months of 2014, selling, general and administrative expense increased $1.1 million, or 6.8%, compared to the first nine months of 2013.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first nine months ended September 27, 2014:

					NINE MONTHS ENDED 9/27/14
	TOTAL 12/28/13	OPENED	CLOSED	TOTAL 9/27/14	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Plato’s Closet Franchises - US and Canada	391	30	(2)	419	21	21
Once Upon A Child Franchises - US and Canada	282	24	(2)	304	29	29
Play It Again Sports Franchises - US and Canada	300	2	(4)	298	20	19
Music Go Round Franchises - US	29	3	0	32	1	1
Style Encore Franchises - US	3	14	0	17	—	—
Total Franchised Stores	1,005	73	(8)	1,070	71	70

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the first nine months of 2014, we renewed 70 of the 71 franchise agreements available for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenue:
Royalties	65.4%	66.6%	63.9%	64.2%
Leasing income	25.1	25.8	25.9	27.1
Merchandise sales	4.8	4.0	5.0	4.3
Franchise fees	3.4	2.3	3.4	2.7
Other	1.3	1.3	1.8	1.7
Total revenue	100.0	100.0	100.0	100.0

Cost of merchandise sold	(4.5)	(3.9)	(4.8)	(4.1)
Leasing expense	(4.9)	(2.7)	(2.8)	(3.1)
Provision for credit losses	—	0.2	—	0.1
Selling, general and administrative expenses	(34.6)	(35.9)	(39.7)	(39.9)
Income from operations	56.0	57.7	52.7	53.0
Interest expense	(0.9)	(0.2)	(0.8)	(0.4)
Interest and other income (expense)	0.1	—	—	—
Income before income taxes	55.2	57.5	51.9	52.6
Provision for income taxes	(20.9)	(22.0)	(19.8)	(20.1)
Net income	34.3%	35.5%	32.1%	32.5%

Comparison of Three Months Ended September 27, 2014 to Three Months Ended September 28, 2013

Revenue

Revenues for the quarter ended September 27, 2014 totaled $16.4 million compared to $14.8 million for the comparable period in 2013.

Royalties and Franchise Fees

Royalties increased to $10.7 million for the third quarter of 2014 from $9.9 million for the third quarter of 2013, an 8.8% increase.  The increase was primarily due to higher Once Upon A Child and Plato’s Closet royalties of $0.4 million and $0.3 million, respectively.  The increase in royalties for these brands is primarily from having 27 additional Once Upon A Child and 36 additional Plato’s Closet franchise stores in the third quarter of 2014 compared to the same period last year.

Franchise fees increased to $558,200 for the third quarter of 2014 compared to $340,000 for the third quarter of 2013, primarily as a result of opening 10 more franchises in the 2014 period compared to the same period in 2013.

Leasing Income

Leasing income increased to $4.1 million for the third quarter of 2014 compared to $3.8 million for the same period in 2013.  The increase is primarily due to the classification of certain leases in the 2014 period as sales-type leases in accordance with accounting guidance applicable to lessors.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center, or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales increased to $786,100 for the third quarter of 2014 compared to $598,000 in the same period of 2013.  The increase is due to an increase in technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold increased to $742,300 for the third quarter of 2014 compared to $569,200 in the same period of 2013.  The increase was due to an increase in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the third quarter of 2014 and 2013 was 94.4% and 95.2%, respectively.

Leasing Expense

Leasing expense increased to $0.8 million for the third quarter of 2014 compared to $0.4 million for the third quarter of 2013.  The increase is primarily due to an increase in the cost of equipment sales to customers as well as the cost associated with those leases in the 2014 period classified as sales-type leases noted above.

Provision for Credit Losses

Provision for credit losses was $(1,700) for the third quarter of 2014 compared to $(29,800) for the third quarter of 2013.  The increase in provision for credit losses is primarily due to the increase in lease payments receivable associated with the larger lease portfolio.

Selling, General and Administrative

Selling, general and administrative expenses increased 6.9% to $5.7 million in the third quarter of 2014 from $5.3 million in the same period of 2013.  The increase was primarily due to an increase in compensation and benefits expenses.

Interest Expense

Interest expense increased to $150,500 for the third quarter of 2014 compared to $35,500 for the third quarter of 2013.  The increase is primarily due to higher average corporate borrowings when compared to the same period last year.

Interest and Other Income (Expense)

During the third quarter of 2014, we had interest and other income of $27,200 compared to $5,500 of interest and other income in the third quarter of 2013.

Income Taxes

The provision for income taxes was calculated at an effective rate of 37.9% and 38.3% for the third quarter of 2014 and 2013, respectively.  The lower effective rate in 2014 compared to 2013 is primarily due to a decrease in state taxes.

Comparison of Nine Months Ended September 27, 2014 to Nine Months Ended September 28, 2013

Revenue

Revenues for the first nine months of 2014 totaled $45.0 million compared to $42.0 million for the comparable period in 2013.

Royalties and Franchise Fees

Royalties increased to $28.7 million for the first nine months of 2014 from $26.9 million for the first nine months of 2013, a 6.7% increase.  The increase was due to higher Once Upon A Child and Plato’s Closet royalties of $0.8 million and $0.7 million, respectively.  The increase in royalties for these brands is primarily from having 27 additional Once Upon A Child and 36 additional Plato’s Closet franchise stores in the first nine months of 2014 compared to the same period last year.

Franchise fees increased to $1.5 million for the first nine months of 2014 compared to $1.1 million for the first nine months of 2013, primarily as a result of opening 20 more franchises in the 2014 period compared to the same period in 2013.

Leasing Income

Leasing income increased to $11.7 million for the first nine months of 2014 compared to $11.3 million for the same period in 2013.  The increase is primarily due to a larger lease portfolio in 2014 compared to 2013.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center, or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales increased to $2.3 million for the first nine months of 2014 compared to $1.8 million in the same period of 2013.  The increase is primarily due to an increase in technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold increased to $2.2 million for the first nine months of 2014 compared to $1.7 million in the same period of 2013.  The increase was due to an increase in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first nine months of 2014 and 2013 was 95.4% and 95.3%, respectively.

Leasing Expense

Leasing expense of $1.2 million for the first nine months of 2014 was comparable to $1.3 million for the first nine months of 2013.

Provision for Credit Losses

Provision for credit losses was $26,100 for the first nine months of 2014 compared to $(67,700) for the first nine months of 2013.  The increase in provision for credit losses is primarily due to the increase in lease payments receivable associated with the larger lease portfolio.

Selling, General and Administrative

Selling, general and administrative expenses increased 6.8% to $17.9 million in the first nine months of 2014 from $16.7 million in the same period of 2013.  The increase was primarily due to an increase in compensation and benefits expenses.

Interest Expense

Interest expense increased to $356,700 for the first nine months of 2014 compared to $180,100 for the first nine months of 2013.  The increase is primarily due to higher average corporate borrowings when compared to the same period last year.

Interest and Other Income (Expense)

During the first nine months of 2014, we had interest and other income of $28,200 compared to $(4,800) of interest and other income (expense) in the first nine months of 2013.  Interest and other income during the first nine months of 2014 included greater dividend income from marketable securities than during the first nine months of 2013.

Income Taxes

The provision for income taxes was calculated at an effective rate of 38.2% for the first nine months of 2014 and 2013.

Segment Comparison of Three Months Ended

September 27, 2014 to Three Months Ended September 28, 2013

Franchising Segment Operating Income

The franchising segment’s operating income for the third quarter of 2014 increased by $0.8 million, or 13.1%, to $7.1 million from $6.3 million for the third quarter of 2013.  The increase in segment contribution was primarily due to increased royalty revenue.

Leasing Segment Operating Income

The leasing segment’s operating income for the third quarter of 2014 decreased by $0.2 million to $2.0 million from $2.2 million for the third quarter of 2013.  The decrease in segment contribution was primarily due to a decrease in leasing income net of leasing expense.

Segment Comparison of Nine Months Ended

September 27, 2014 to Nine Months Ended September 28, 2013

Franchising Segment Operating Income

The franchising segment’s operating income for the first nine months of 2014 increased by $1.2 million, or 7.3%, to $17.1 million from $16.0 million for the first nine months of 2013.  The increase in segment contribution was primarily due to increased royalty revenue.

Leasing Segment Operating Income

The leasing segment’s operating income for the first nine months of 2014 increased by $0.3 million to $6.6 million from $6.3 million for the first nine months of 2013.  The increase in segment contribution was primarily due to an increase in leasing income net of leasing expense.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.

We ended the third quarter of 2014 with $2.0 million in cash and cash equivalents and a current ratio (current assets divided by current liabilities) of 0.8 to 1.0 compared to $8.2 million in cash and cash equivalents and a current ratio of 2.6 to 1.0 at the end of the third quarter of 2013.

Operating activities provided $15.4 million of cash during the first nine months of 2014 compared to $17.0 million provided during the same period last year.  The decrease in cash provided by operating activities in the first nine months of 2014 compared to 2013 was primarily due to an increase in cash paid for income taxes.

Investing activities used $6.3 million of cash during the first nine months of 2014.  The 2014 activities consisted primarily of the purchase of equipment for lease customers of $21.4 million and principal collections on lease receivables of $15.5 million.

Financing activities used $17.7 million of cash during the first nine months of 2014.  Our most significant financing activities during the first nine months of 2014 consisted of $26.6 million for the payment of dividends, $11.6 million to repurchase 166,030 shares of our common stock and net borrowings on our line of credit of $20.0 million, with such borrowings incurred primarily to fund in part the dividends and stock repurchases.  (See Note 8 — “Shareholders’ Equity” and Note 9 — “Line of Credit”).

As of September 27, 2014, we had no off balance sheet arrangements.

As of September 27, 2014, our borrowing availability under our credit agreement with The PrivateBank and Trust Company and BMO Harris Bank, N.A. (the “Line of Credit”) was $35.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $20.0 million in borrowings outstanding at September 27, 2014 under the Line of Credit bearing interest ranging from 2.40% to 3.25%, leaving $15.0 million available for additional borrowings.

The Line of Credit, which has a termination date of February 28, 2018, has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of September 27, 2014, we were in compliance with all of our financial covenants.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first nine months of 2014, the Company collected $18,200 more than it estimated at December 28, 2013.  As of September 27, 2014, the Company’s royalty receivable was $1,011,000.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated condensed balance sheet.  As of September 27, 2014, deferred franchise fees were $1,968,300.

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

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial markets risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At September 27, 2014, the Company had available a $35.0 million line of credit with The PrivateBank and Trust Company and BMO Harris Bank, N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (less than three months) or the bank’s index rate for borrowings one year or greater.  The Company had $20.0 million of debt outstanding at September 27, 2014 under this line of credit, all of which was in the form of short-term borrowings subject to daily changes in the bank’s base rate.  The Company’s earnings would be affected by changes in these short-term interest rates.  With the Company’s borrowings at September 27, 2014, a one percent increase in short-term rates would reduce annual pretax earnings by $200,000.  The Company had no interest rate derivatives in place at September 27, 2014.

None of the Company’s cash and cash equivalents at September 27, 2014 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.  The Company’s portfolio of marketable securities is subject to customary equity market risk.

Although the Company conducts business in foreign countries, international operations are not material to its consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to the Company’s results of operations for the nine months ended September 27, 2014.  Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on its future costs or on future cash flows it would receive from its foreign activity.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan

June 29, 2014 to August 2, 2014	29,413	$68.16	29,413	202,155
August 3, 2014 to August 30, 2014	35,455	$66.93	35,455	166,700
August 31, 2014 to September 27, 2014	—	—	—	166,700

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

31.1                        Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2                        Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1                        Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2                        Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101                           Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended September 27, 2014, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

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

WINMARK CORPORATION

Date: October 22, 2014	By:	/s/ John L. Morgan
John L. Morgan Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: October 22, 2014	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 27, 2014

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended September 27, 2014, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

*Filed Herewith

(1)                     Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)                     Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.