Form 10-K
period 2014-12-27
WINMARK CORP
filed 2015-03-11
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2014, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $123,659,028.  Shares of no par value Common Stock outstanding as of March 6, 2015: 4,999,594 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 29, 2015 have been incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

WINMARK CORPORATION AND SUBSIDIARIES

PART I

ITEM 1: BUSINESS

Background

We are a franchisor of five value-oriented retail store concepts that buy, sell and trade gently used merchandise.  Each of our retail store brands emphasizes consumer value by offering high-quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers’ used goods that have been outgrown or are no longer used.  Our concepts also offer a limited amount of new merchandise to customers.  As of December 27, 2014, we had 1,092 franchised stores across the United States and Canada.

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

Our significant assets are located within the United States, and we generate all revenues from United States operations other than franchising revenues from Canadian operations of approximately $2.9 million, $2.7 million and $2.5 million for 2014, 2013 and 2012, respectively.  For additional financial information, please see Item 6 — Selected Financial Data and Item 8 — Financial Statements and Supplementary Data.  We were incorporated in Minnesota in 1988.

Franchise Operations

Our retail brands with their fiscal year 2014 system-wide sales, defined as estimated revenues generated by all franchise owned locations, are summarized as follows:

Plato’s Closet® - $407 million.

We began franchising the Plato’s Closet brand in 1999.  Plato’s Closet stores buy and sell used clothing and accessories geared toward the teenage and young adult market.  Customers have the opportunity to sell their used items to Plato’s Closet stores and to purchase quality used clothing and accessories at prices lower than new merchandise.

Once Upon A Child® - $275 million.

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

Play It Again Sports® - $227 million.

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

Music Go Round® - $26 million.

We began franchising the Music Go Round brand in 1994.  Music Go Round stores buy, sell, trade and consign used and, to a lesser extent, new musical instruments, speakers, amplifiers, music-related electronics and related accessories.

Style Encore® - $7 million.

In January 2013, we announced the development of an additional retail concept focused on buying and selling used women’s apparel, shoes and accessories, branded as Style Encore.  Customers have the opportunity to sell their used items to Style Encore stores and to purchase quality used clothing, shoes and accessories at prices lower than new merchandise.  We began awarding franchises in May 2013.  As of December 27, 2014, there were 24 franchises in operation under the brand, with an additional 36 franchises awarded but not yet open.

The following table presents the royalties and franchise fees contributed by our franchised retail brands for each of the past three years and the corresponding percentage of consolidated revenues for each such year:

	Total Royalties and Franchise Fees (in millions)			% of Consolidated Revenue
	2012	2013	2014	2012	2013	2014
Plato’s Closet	$15.2	$16.9	$18.0	29.3%	30.3%	29.4%
Once Upon A Child	9.5	10.8	12.1	18.4	19.3	19.7
Play It Again Sports	9.5	9.4	9.4	18.3	16.9	15.4
Music Go Round	0.8	0.7	0.9	1.5	1.3	1.4
Style Encore	—	0.0	0.6	—	—	1.0
	$35.0	$37.8	$41.0	67.5%	67.8%	66.9%

The following table presents a summary of our retail brands franchising activity for the fiscal year ended December 27, 2014:

	TOTAL 12/28/13	OPENED	CLOSED	TOTAL 12/27/14	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS	% RENEWED
Plato’s Closet
Franchises - US and Canada	391	37	(2)	426	29	29	100%
Once Upon A Child
Franchises - US and Canada	282	28	(2)	308	35	35	100%
Play It Again Sports
Franchises - US and Canada	300	5	(4)	301	23	22	96%
Music Go Round
Franchises - US	29	4	(0)	33	1	1	100%
Style Encore
Franchises - US	3	21	(0)	24	—	—	N/A
Total Franchised Stores	1,005	95	(8)	1,092	88	87	99%

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

At December 27, 2014, we had 105 signed retail franchise agreements, of which approximately 90 are expected to open in 2015.

We began franchising in Canada in 1991 and, as of December 27, 2014, had 77 franchised retail stores open in Canada.  The Canadian retail stores are operated by franchisees under agreements substantially similar to those used in the United States.

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

We provide centralized buying services, which on a limited basis include credit and billing for the Play It Again Sports franchisees.  Our Play It Again Sports franchise system uses several major vendors including Nautilus, Wilson Sporting Goods, Champro Sporting Goods, Easton Sports, CCM Hockey and Bauer Hockey.  The loss of any of the above vendors would change the vendor mix, but not significantly change our products offered.

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

There are no significant vendors of new products to our typical Plato’s Closet and Style Encore franchised stores as new product is an extremely low percentage of sales for these brands.

Retail Advertising and Marketing

We encourage our franchisees to implement a marketing program that includes the following: television, radio, point-of-purchase materials, in store signage and local store marketing programs as well as email marketing promotions, website promotions and participation in social and digital media.  Franchisees of the respective retail brands are required to spend a minimum of 5% of their gross sales on approved advertising and marketing.  Franchisees may be required to participate in regional cooperative advertising groups.

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

Each franchisee must execute our franchise agreement and pay an initial franchise fee.  At December 27, 2014, the franchise fee for all brands was $25,000 for an initial store in the U.S. and $26,500CAD for an initial store in Canada.  Once a franchisee opens its initial store, it can open additional stores, in any brand, by paying a $15,000 franchise fee for a store in the U.S. and $16,000CAD for a store in Canada, provided an acceptable territory is available and the franchisee meets the brand’s additional store standards.  The franchise fee for our initial retail store and additional retail store in Canada is based upon the exchange rate applied to the United States franchise fee on the last business day of the preceding fiscal year.  The franchise fee in March 2015 for an initial retail store in Canada will be $29,000CAD, and an additional retail store in Canada will be $17,500CAD.  Typically, the franchisee’s initial store is open for business approximately 12 months from the date the franchise agreement is signed.  The franchise agreement has an initial term of 10 years, with subsequent 10-year renewal periods, and grants the franchisee an exclusive geographic area, which will vary in size depending upon population, demographics and other factors.  Under current franchise agreements, franchisees of the respective brands are required to pay us weekly continuing fees (royalties) equal to the percentage of gross sales outlined in their Franchise Agreements, generally ranging from 4% to 5% for all of our brands except Music Go Round, which is 3%.

Each Franchisee is required to pay us an annual marketing fee of $500 or $1,000.  Each new or renewing franchisee is required to spend 5% of its gross sales for advertising and promoting its franchised store.  Existing franchisees with older Franchise Agreements may only be required to spend 3% to 4% of their gross sales on advertising and promotion.  Currently, for all of the retail brands except Play It Again Sports, we have the option to increase the minimum advertising expenditure requirement from 5% to 6% of the franchisee’s gross sales, of which up to 2% would be paid to us as an advertising fee for deposit into an advertising fund.  While we currently do not have the option to increase the advertising expenditure requirement for Play It Again Sports franchisees, we may also require those franchisees to pay 2% of their gross sales into an advertising fund.  This fund, if initiated, would be managed by us and would be used for advertising and promotion of the franchise system.

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

We believe that renewing a significant number of these franchise relationships is important to the success of the Company.  During the past three years, we renewed 97% of franchise agreements up for renewal.

Retail Franchising Competition

Retailing, including the sale of teenage, children’s and women’s apparel, sporting goods and musical instruments, is highly competitive.  Many retailers have substantially greater financial and other resources than we do.  Our franchisees compete with established, locally owned retail stores, discount chains and traditional retail stores for sales of new merchandise.  Full line retailers generally carry little or no used merchandise.  Resale, thrift and consignment shops and garage and rummage sales offer competition to our franchisees for the sale of used merchandise.  Also, our franchisees increasingly compete with online used and new goods marketplaces such as eBay, craigslist and many others.

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

Equipment Leasing Operations

We operate a middle-market leasing operation through Winmark Capital Corporation, a wholly owned subsidiary.  We operate a small-ticket financing operation through Wirth Business Credit, Inc., a wholly owned subsidiary.  We incorporated both of these subsidiaries in April 2004.  To differentiate ourselves from our competitors in the leasing industry, we offer innovative lease and financing products and concentrate on building long-term relationships with our customers and business alliances.

During the past three years, our leasing operations have experienced improved financial results.  Contribution to consolidated operating income from this segment increased from $6.5 million in fiscal 2011 to $9.4 million in fiscal 2014.  Our leasing portfolio also increased over this period from $29.8 million at the end of 2011 to $44.0 million at the end of 2014.

Winmark Capital Corporation

Winmark Capital Corporation is engaged in the business of providing non-cancelable leases for high-technology and business-essential assets to both larger organizations and smaller, growing companies.  We target businesses with annual revenue between $30 million and several billion dollars.  We focus on transactions that have terms from two to three years.  Such transactions are generally larger than $250,000 and include high-technology equipment and/or business essential equipment, including computers, telecommunications equipment, storage systems, network equipment and other business-essential equipment.  The leases are retained in our portfolio to accommodate equipment additions and upgrades to meet customers’ changing needs.

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

Trademarks and Service Marks

Plato’s Closet®, Once Upon A Child®, Play It Again Sports®, Music Go Round®, Style Encore®, Winmark®, Winmark Business Solutions®, Wirth Business Credit® and Winmark Capital®, among others, are our registered service marks.  These marks are of considerable value to our business.  We intend to protect our service marks by appropriate legal action where and when necessary.  Each service mark registration must be renewed every 10 years.  We have taken, and intend to continue to take, all steps necessary to renew the registration of all our material service marks.

Seasonality

Our Plato’s Closet and Once Upon A Child franchise brands have experienced higher than average sales volumes during the spring months and during the back to school season.  Our Play It Again Sports franchise brand has experienced higher than average sales volumes during the winter season.  Overall, the different seasonal trends of our brands partially offset each other and do not result in significant seasonality trends on a Company-wide basis.  Our equipment leasing business is not seasonal; however, quarter to quarter results often vary significantly.

Employees

As of December 27, 2014, we employed 108 employees, all of which were full-time.

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

ITEM 1A: RISK FACTORS

We are dependent on franchise renewals.

Each of our franchise agreements is 10 years long.  At the end of the term of each franchise agreement, each franchisee may, if certain conditions are met, “renew” the franchise relationship by signing a new 10-year franchise agreement. As of December 27, 2014 each of our five franchised retail brands have the following number of franchise agreements that will expire over the next three years:

	2015	2016	2017
Plato’s Closet	28	31	28
Once Upon A Child	23	31	24
Play It Again Sports	24	14	20
Music Go Round	4	5	5
Style Encore	—	—	—
	79	81	77

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

From time to time, we have and may continue to make investments both inside and outside of our current businesses.  To the extent that we make additional investments that are not successful, such investments could have a material adverse impact on our financial results.

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

In an economic slowdown or recession, our equipment leasing businesses may face an increase in delinquent payments, lease defaults and credit losses.  The volume of leasing business for our new and existing customers may decline, as well as the credit quality of our customers.  Because we extend credit to many emerging and leveraged companies through our subsidiary Winmark Capital Corporation and primarily to small businesses through our subsidiary Wirth Business Credit, Inc., our customers may be particularly susceptible to economic slowdowns or recessions.  Any protracted economic slowdowns or recessions may make it difficult for us to maintain the volume of lease originations for new and existing customers, and may deteriorate the credit quality of new leases. Any of these events may slow the growth of our leasing portfolio and impact the profitability of our leasing operations.

We are subject to restrictions and counterparty risk in our credit facility.

The terms of our $35.0 million line of credit impose certain operating and financial restrictions on us and require us to meet certain financial tests including tests related to minimum levels of debt service coverage and tangible net worth and maximum levels of leverage.  As of December 27, 2014, we were in compliance with all of our financial covenants under this facility; however, failure to comply with these covenants in the future may result in default and could result in acceleration of the related indebtedness.  Any such acceleration of indebtedness would have an adverse impact on our business activities and financial condition.

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

Additional legislation, both at the federal and state levels, could expand pre-sale disclosure requirements, further regulate substantive aspects of the franchise relationship and require us to file our franchise offering circulars with additional states.  Future franchise legislation could impose costs or other burdens on us that could have a material adverse impact on our operations.  In addition, evolving labor and employment laws, rules and regulations could result in potential claims against us as a franchisor for labor and employment related liabilities that have historically been borne by franchisees.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

We lease 41,016 square feet at our headquarters facility in Minneapolis, Minnesota.  We are obligated to pay rent monthly under the lease, and will pay an average of $647,000 annually over the remaining term that expires in 2019.  We are also obligated to pay estimated taxes and operating expenses as described in the lease, which change annually.  The total rentals, taxes and operating expenses paid may increase if we exercise any of our rights to acquire additional space described in the lease.  Our facilities are sufficient to meet our current and immediate future needs.

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

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders, Dividends

Winmark Corporation’s common stock trades on the NASDAQ Global Market under the symbol “WINA”.  The table below sets forth the high and low sales prices of our common stock as reported by NASDAQ for the quarterly periods indicated:

FY 2014:	First	Second	Third	Fourth
High	93.68	78.54	75.40	85.90
Low	74.00	64.19	64.08	72.31

FY 2013:	First	Second	Third	Fourth
High	64.72	65.30	75.91	94.20
Low	55.57	54.98	63.06	69.70

At March 6, 2015, there were 4,999,594 shares of common stock outstanding held by approximately 83 shareholders of record.  Shareholders of record do not include holders who beneficially own common stock held in nominee or “street name”.

We declared and paid cash dividends per common share of the following amounts in each of the quarterly periods indicated:

	First	Second	Third	Fourth
FY 2014	$5.05	$0.06	$0.06	$0.06
FY 2013	$0.04	$0.05	$0.05	$0.05

Any future declaration of dividends will be subject to the discretion of our Board of Directors and subject to our results of operations, financial condition, cash requirements, compliance with loan covenants and other factors deemed relevant by our Board of Directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan

September 27, 2014 to November 1, 2014	—	$—	—	166,700
November 2, 2014 to November 29, 2014	—	$—	—	166,700
November 30, 2014 to December 27, 2014	—	$—	—	166,700

(1)                                 The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 5,000,000 shares, of which 166,700 may still be repurchased under the existing authorization.

Performance Graph

In accordance with the rules of the SEC, the following graph compares the performance of our common stock on the NASDAQ Stock Market to the NASDAQ US Benchmark TR composite index and to the NASDAQ US Benchmark Retail TR industry index, of which we are a component.  The graph compares on an annual basis the cumulative total shareholder return on $100 invested on December 24, 2009 through our fiscal year ended December 27, 2014 and assumes reinvestment of all dividends.  The performance graph is not necessarily indicative of future investment performance.

ITEM 6: SELECTED FINANCIAL DATA

The following table sets forth selected financial information for the periods indicated.  The information should be read in conjunction with the consolidated financial statements and related notes discussed in Items 8 and 15, and Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed in Item 7.

	Fiscal Year Ended
	(in thousands except per share data)
	December 27, 2014	December 28, 2013	December 29, 2012	December 31, 2011	December 25, 2010
Revenue:
Royalties	$38,972	$36,344	$33,760	$30,361	$26,489
Leasing income	16,247	14,524	13,212	16,365	9,896
Merchandise sales	2,729	2,327	2,751	2,481	2,345
Franchise fees	1,990	1,459	1,291	1,081	1,366
Other	1,241	1,077	929	1,047	1,107
Total revenue	61,179	55,731	51,943	51,335	41,203
Cost of merchandise sold	2,620	2,206	2,622	2,366	2,231
Leasing expense	1,631	1,592	1,790	5,116	1,624
Provision for credit losses	63	(45)	(48)	(43)	189
Selling, general and administrative expenses	23,806	22,198	20,280	19,048	18,620
Income from operations	33,059	29,780	27,299	24,848	18,539
Loss from equity investments(1)	—	—	(2,493)	(516)	(259)
Impairment of investment in notes	—	—	(1,324)	(883)	—
Interest expense	(484)	(213)	(392)	(112)	(980)
Interest and other income	14	23	66	45	258
Income before income taxes	32,589	29,590	23,156	23,382	17,558
Provision for income taxes	(12,522)	(11,358)	(10,218)	(9,287)	(7,229)
Net income	$20,067	$18,232	$12,938	$14,095	$10,329

Earnings per common share - diluted	$3.85	$3.48	$2.47	$2.69	$1.98
Weighted average shares outstanding - diluted	5,217	5,241	5,238	5,238	5,210
Cash dividends per common share	$5.23	$.19	$5.15	$.11	$.06
Balance Sheet Data:
Working capital	$(556)	$20,168	$(1,579)	$15,895	$3,595
Total assets	54,728	53,036	43,539	47,746	42,122
Total debt	18,500	—	10,800	—	8,800
Shareholders’ equity	21,610	38,145	17,928	35,109	23,013
Selected Financial Ratios:
Return on average assets	37.2%	37.8%	28.3%	31.4%	20.9%
Return on average equity	67.2%	65.0%	48.8%	48.5%	53.9%

(1)         Included in loss from equity investments is a $1.8 million impairment charge for the Company’s investment in Tomsten, Inc. in 2012.  As of December 27, 2014, the Company has no remaining carrying value for this investment.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of December 27, 2014, we had 1,092 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Music Go Round and Style Encore brands and had a leasing portfolio of $44.0 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most profitable source of franchising revenue is royalties received from our franchise partners.  During 2014, our royalties increased $2.6 million or 7.2% compared to 2013.

During 2014, we purchased $27.5 million in equipment for lease customers compared to $20.7 million in 2013.  Overall, our leasing portfolio (net investment in leases — current and long-term) increased to $44.0 million at December 27, 2014 from $37.5 million at December 28, 2013.  Leasing income net of leasing expense in 2014 was $14.6 million compared to $12.9 million in the same period last year.  Fluctuations in period-to-period leasing income and leasing expense result primarily from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the purchases of equipment for lease customers and the medium- to long-term trend in the size of the leasing portfolio.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During 2014, selling, general and administrative expense increased $1.6 million, or 7.2%, compared to the same period last year.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals. The following is a summary of our franchising activity for the fiscal year ended December 27, 2014:

	TOTAL 12/28/13	OPENED	CLOSED	TOTAL 12/27/14	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS	% RENEWED
Plato’s Closet
Franchises - US and Canada	391	37	(2)	426	29	29	100%
Once Upon A Child
Franchises - US and Canada	282	28	(2)	308	35	35	100%
Play It Again Sports
Franchises - US and Canada	300	5	(4)	301	23	22	96%
Music Go Round
Franchises - US	29	4	(0)	33	1	1	100%
Style Encore
Franchises - US	3	21	(0)	24	—	—	N/A
Total Franchised Stores	1,005	95	(8)	1,092	88	87	99%

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  In 2014, we renewed 99% of franchise agreements up for renewal.  This percentage of renewal has ranged between 96% and 99% during the last three years.

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

Results of Operations

The following table sets forth selected information from our Consolidated Statements of Operations expressed as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Fiscal Year Ended			Fiscal 2014	Fiscal 2013
	December 27, 2014	December 28, 2013	December 29, 2012	over (under) 2013	over (under) 2012
Revenue:
Royalties	63.7%	65.2%	65.0%	7.2%	7.7%
Leasing income	26.6	26.1	25.4	11.9	9.9
Merchandise sales	4.5	4.2	5.3	17.3	(15.4)
Franchise fees	3.2	2.6	2.5	36.3	13.0
Other	2.0	1.9	1.8	15.2	15.8
Total revenue	100.0	100.0	100.0	9.8	7.3

Cost of merchandise sold	(4.3)	(4.0)	(5.1)	18.8	(15.9)
Lease expense	(2.7)	(2.8)	(3.4)	2.4	(11.1)
Provision for credit losses	(0.1)	0.1	0.1	240.7	6.1
Selling, general and administrative expenses	(38.9)	(39.8)	(39.0)	7.2	9.5
Income from operations	54.0	53.5	52.6	11.0	9.1
Loss from equity investments	—	—	(4.8)	—	(100.0)
Impairment of investment in notes	—	—	(2.5)	—	(100.0)
Interest expense	(0.8)	(0.4)	(0.8)	126.9	(45.6)
Interest and other income	—	—	0.1	(40.2)	(64.5)
Income before income taxes	53.2	53.1	44.6	10.1	27.8
Provision for income taxes	(20.4)	(20.4)	(19.7)	10.2	10.8
Net income	32.8%	32.7%	24.9%	10.1%	41.2%

Revenue

Revenues for the year ended December 27, 2014 totaled $61.2 million compared to $55.7 million and $51.9 million for the comparable periods in 2013 and 2012, respectively.

Royalties and Franchise Fees

Royalties increased to $39.0 million for 2014 from $36.3 million for the same period in 2013, a 7.2% increase.  The increase was due to higher Plato’s Closet and Once Upon A Child royalties of $1.0 million and $1.2 million, respectively.  The increase in royalties for these brands is primarily from having 35 additional Plato’s Closet and 26 additional Once Upon A Child franchise stores in 2014 compared to 2013.  In 2013, royalties increased $2.5 million compared to 2012.  This increase was primarily due to having 37 additional franchise stores in 2013 compared to 2012 as well as higher franchisee retail sales.

Franchise fees increased to $2.0 million for 2014 from $1.5 million for 2013 primarily as a result of opening 26 more franchises in 2014 compared to 2013.  Franchise fees in 2013 increased $0.2 million compared to 2012 primarily due to opening 15 more franchises in 2013 compared to 2012.  Franchise fees include initial franchise fees from the sale of new franchises and transfer fees related to the transfer of existing franchises.  Franchise fee revenue is recognized when the franchise opens or when the franchise agreement is assigned to a buyer of a franchise.  An overview of retail brand franchise fees is presented in the Franchising subsection of the Business section (Item 1).

Leasing Income

Leasing income increased to $16.2 million in 2014 compared to $14.5 million for the same period in 2013.  The increase is primarily due to a higher level of equipment sales to customers as well as a larger lease portfolio in 2014 compared to 2013.  Leasing income in 2013 increased $1.3 million compared to 2012 primarily due to the classification of certain leases as sales-type leases in accordance with accounting guidance applicable to lessors as well as a larger lease portfolio in 2013 compared to 2012.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales increased to $2.7 million in 2014 from $2.3 million in 2013.  The increase is primarily due to an increase in technology purchases by our franchisees.  Direct Franchisee Sales in 2013 decreased $0.4 million compared to 2012 as a result of decreased technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold increased to $2.6 million in 2014 from $2.2 million in 2013.  The increase was due to an increase in Direct Franchisee Sales in 2014 discussed above.  Cost of merchandise sold in 2013 decreased $0.4 million compared to 2012 due to a decrease in Direct Franchisee Sales in 2013 discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for 2014, 2013 and 2012 was 96.0%, 94.8% and 95.3%, respectively.

Leasing Expense

Leasing expense of $1.6 million in 2014 was comparable to $1.6 million in 2013.  Leasing expense in 2013 decreased $0.2 million compared to 2012 due to a decrease in the associated cost of equipment sales to customers.

Provision for Credit Losses

Provision for credit losses was $62,900 in 2014 compared to ($44,700) in 2013 and ($47,600) in 2012.  The increase in provision for credit losses in 2014 is primarily due to the increase in lease payments receivable associated with the larger lease portfolio. The provision levels for 2013 and 2012 were impacted by net recoveries in the leasing portfolio.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 7.2% to $23.8 million in 2014 from $22.2 million in 2013.  The increase was primarily due to an increase in compensation and benefits.  The $1.9 million, or 9.5%, increase in selling, general and administrative expenses in 2013 compared to 2012 was primarily due to an increase in compensation, benefits and advertising production expenses, inclusive of amounts related to the launch of our new Style Encore resale concept.

Loss from Equity Investments

During 2012, we recorded a loss of $0.7 million from our investment in Tomsten (representing our pro-rata share of losses for the period).  In addition, as part of an impairment analysis during 2012 we determined that the carrying value of our investment was not expected to be recoverable from the future cash flows of the Tomsten business or the sale of our ownership stake.  We therefore recorded an impairment charge in 2012 of $1.8 million to reduce our carrying value of this investment to $0 as of December 29, 2012.  As this investment was fully impaired, we did not record additional losses during 2013 or 2014.  (See Note 3 — “Investments”).

Impairment of Investment in Notes

During 2012, we recorded an impairment charge of $1.3 million for our investment in BridgeFunds notes as a result of our estimate of expected future cash flows from this investment.  As of December 29, 2012, our aggregate valuation allowance reduced the net carrying value of this investment to $0.  We maintained the net investment balance of $0 as of December 28, 2013 and December 27, 2014, as we do not expect to receive any cash flows from this investment, and therefore did not record any additional impairment during 2013 or 2014.  (See Note 3 — “Investments”).

Interest Expense

Interest expense increased to $484,500 in 2014 compared to $213,500 in 2013.  The increase is primarily due to higher average corporate borrowings during 2014 when compared to 2013.  Interest expense in 2013 decreased $178,800 compared to 2012 due to lower average corporate borrowings during 2013 when compared to 2012.

Interest and Other Income

During 2014, we had interest and other income of $14,000 compared to $23,400 and $66,000 of interest and other income in 2013 and 2012, respectively.

Income Taxes

The provision for income taxes was calculated at an effective rate of 38.4%, 38.4% and 44.1% for 2014, 2013 and 2012, respectively.  The lower effective rate in 2014 and 2013 compared to 2012 is primarily due to a decrease in state taxes and our recording of deferred tax asset valuation allowance for the losses from and impairments of our investments in Tomsten and BridgeFunds in 2012.

Segment Comparison of Fiscal Years 2014, 2013 and 2012

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

	Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Revenue:
Franchising	$44,931,400	$41,207,100	$38,731,300
Leasing	16,247,300	14,524,100	13,211,800
Total revenue	$61,178,700	$55,731,200	$51,943,100

Reconciliation to income from operations:
Franchising segment contribution	$23,631,800	$21,867,700	$20,705,100
Leasing segment contribution	9,427,500	7,912,300	6,594,000
Total income from operations	$33,059,300	$29,780,000	$27,299,100

Franchising Segment Operating Income

The franchising segment’s 2014 operating income increased by $1.8 million, or 8.1%, to $23.6 million from $21.9 million for 2013.  The increase in segment contribution was primarily due to increased royalty revenues, partially offset by an increase in selling, general and administrative expenses.  The $1.2 million increase in the franchising segment’s 2013 operating income from 2012 was primarily due to increased royalty revenues partially offset by an increase in selling, general and administrative expenses (inclusive of amounts related to the launch of our new Style Encore resale concept).

Leasing Segment Operating Income

The leasing segment’s operating income for 2014 increased by $1.5 million, or 19.1%, to $9.4 million from $7.9 million for 2013.  The increase in segment contribution was due to an increase in leasing income net of leasing expense.  The $1.3 million increase in the leasing segment’s 2013 operating income from 2012 was due to an increase in leasing income net of leasing expense.

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

We ended 2014 with $2.1 million in cash and cash equivalents compared to $10.6 million in cash and cash equivalents at the end of 2013.

Operating activities provided $18.0 million of cash during 2014 compared to $21.6 million provided during 2013 and $18.2 million provided during 2012.  A contributing factor to the decrease in cash provided by operating activities in 2014 compared to 2013 was an increase in cash paid for income taxes of $6.1 million.  A contributing factor to the increase in cash provided by operating activities in 2013 compared to 2012 was a decrease in income tax receivable of $1.2 million.

Investing activities used $7.1 million of cash during 2014 compared to $4.0 million used during 2013 and $6.1 million used during 2012.  Our most significant investing activities consist of the purchase of equipment for lease contracts and principal collections on lease receivables, as our franchising business is not capital intensive.  Purchase of equipment for lease customers in 2014 was $27.5 million compared to $20.7 million in 2013 and $23.8 million in 2012.  During 2014, principal collections on lease receivables were $20.7 million compared to $17.8 million during 2013 and $16.9 million during 2012.

Financing activities used $19.5 million of cash during 2014 compared to $9.2 million used during 2013 and $18.8 million used during 2012.  Our most significant financing activities over the past three years have consisted of net borrowings/payments on our line of credit, the payment of dividends, repurchase of common stock, and net proceeds and tax benefits received from the exercise of stock options.  During 2012, we paid $26.1 million in cash dividends (including a $5.00 per share special cash dividend) and used $7.2 million to purchase 134,720 shares of our common stock.  Net borrowings on our line of credit of $10.8 million during 2012 were associated with these activities.  During 2013, we paid off the $10.8 million remaining on the line of credit from the 2012 activities, paid dividends of $1.0 million, repurchased 28,422 shares of our common stock for $1.9 million and received net proceeds and tax benefits from the exercise of stock options of $3.7 million.  During 2014, we paid $26.9 million in cash dividends (including a $5.00 per share special cash dividend) and used $11.6 million to purchase 166,030 shares of our common stock.  Net borrowings on our line of credit of $18.5 million during 2014 were associated with these activities. (See Note 6 — “Shareholders’ Equity”).

We have debt obligations and future operating lease commitments for our corporate headquarters and satellite office space. As of December 27, 2014, we had no other material outstanding commitments. (See Note 11 — “Commitments and Contingencies”). The following table summarizes our significant future contractual obligations at December 27, 2014:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Line of Credit(1)	$18,500,000	$—	$—	$18,500,000	$—
Operating Lease Obligations	3,243,600	677,500	1,396,200	1,169,900	—
Total Contractual Obligations	$21,743,600	$677,500	$1,396,200	$19,669,900	$—

(1)         The Company’s borrowings under the Line of Credit are classified as current liabilities on the Consolidated Balance Sheets due to the Company’s ability to repay the outstanding borrowings within one year.  In addition to the principal payments noted in the table, the Company will incur interest expense on such variable rate debt.  Interest rates on amounts outstanding under the Line of Credit at December 27, 2014, ranged from 2.41% to 3.25%.

As of December 27, 2014, we had no off-balance sheet arrangements.

We have a revolving credit facility with The PrivateBank and Trust Company and BMO Harris Bank N.A. (the “Line of Credit”).  The Line of Credit, which has a termination date of February 28, 2018, has been and will continue to be used for general corporate purposes.  Borrowings under the Line of Credit are subject to certain borrowing base limitations, and the Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of December 27, 2014, we were in compliance with all of our financial covenants and our borrowing availability under the Line of Credit was $35.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $18.5 million in borrowings outstanding under the Line of Credit bearing interest ranging from 2.41% to 3.25%, leaving $16.5 million available for additional borrowings.

The Line of Credit allows us to choose between three interest rate options in connection with our borrowings.  The interest rate options are the Base Rate, LIBOR and Fixed Rate (all as defined within the Line of Credit) plus an applicable margin of 0.25%, 2.75% and 2.75%, respectively.  Interest periods for LIBOR borrowings can be one, two or three months, and interest periods for Fixed Rate borrowings can be one, two, three or four years as selected by us.  The Line of Credit also provides for non-utilization fees of 0.25% per annum on the daily average of the unused commitment.

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

We believe that the combination of our cash on hand, the cash generated from our franchising business, cash generated from discounting sources and our Line of Credit will be adequate to fund our planned operations, including leasing activity, through 2015.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During 2014, the Company collected $18,100 more than it estimated at December 28, 2013.  As of December 27, 2014, the Company’s royalty receivable was $1,194,400.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet.  As of December 27, 2014, deferred franchise fees were $2,005,300.

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

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies — Recent Accounting Pronouncements”.

Outlook

Forward Looking Statements

The statements contained Item 1 “Business”, Item 1A “Risk Factors”, in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Item 8 “Financial Statements and Supplemental Data” that are not strictly historical fact, including without limitation, the Company’s statements relating to growth opportunities, prospects for and anticipated operations of the leasing business, its ability to open new franchises, its ability to manage costs in the future, the number of franchises it believes will open, its future cash requirements, allowance for credit losses and its belief that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, as well as its disclosures regarding market rate risk, are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions including, but not limited to, the risk factors discussed in Section 1A of this report.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  The Company undertakes no obligation to revise or update publicly any forward-looking statement for any reason.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incurs financial markets risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At December 27, 2014, the Company had available a $35.0 million line of credit with The PrivateBank and Trust Company and BMO Harris Bank N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (less than three months) or the bank’s index rate for borrowings one year or greater.  The Company had $18.5 million of debt outstanding at December 27, 2014 under this line of credit all of which was in the form of short-term borrowings subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates.  With the Company’s borrowings at December 27, 2014, a one percent increase in short-term rates would reduce annual pretax earnings by $185,000.  The Company had no interest rate derivatives in place at December 27, 2014.

None of the Company’s cash and cash equivalents at December 27, 2014 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.  The Company’s portfolio of marketable securities is subject to customary equity market risk.

Although the Company conducts business in foreign countries, international operations are not material to its consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to the Company’s results of operations for the year ended December 27, 2014.  Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on its future costs or on future cash flows it would receive from its foreign activity.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8:                                               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Winmark Corporation and Subsidiaries

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 27, 2014	December 28, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$2,089,700	$10,642,600
Marketable securities	466,800	736,500
Receivables, less allowance for doubtful accounts of $1,600 and $4,300	1,328,200	1,205,500
Net investment in leases - current	19,831,600	17,239,900
Income tax receivable	4,163,900	166,500
Inventories	93,500	96,700
Prepaid expenses	467,400	587,300
Total current assets	28,441,100	30,675,000
Net investment in leases - long-term	24,188,900	20,301,400
Property and equipment:
Furniture and equipment	3,105,200	2,728,800
Building and building improvements	1,433,200	1,423,200
Less - accumulated depreciation and amortization	(3,118,100)	(2,769,800)
Property and equipment, net	1,420,300	1,382,200
Other assets	677,500	677,500
	$54,727,800	$53,036,100
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$18,500,000	$—
Accounts payable	1,955,500	2,441,400
Accrued liabilities	1,759,200	1,233,100
Discounted lease rentals	227,300	424,900
Deferred revenue	2,142,600	2,199,900
Deferred income taxes	4,412,600	4,208,200
Total current liabilities	28,997,200	10,507,500
Long-term Liabilities:
Discounted lease rentals	25,800	277,400
Deferred revenue	1,347,800	1,180,700
Other liabilities	1,403,200	1,489,000
Deferred income taxes	1,344,300	1,436,800
Total long-term liabilities	4,121,100	4,383,900
Commitments and Contingencies	—	—
Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 4,998,512 and 5,143,530 shares issued and outstanding	422,400	2,949,500
Accumulated other comprehensive loss	(37,100)	(4,100)
Retained earnings	21,224,200	35,199,300
Total shareholders’ equity	21,609,500	38,144,700
	$54,727,800	$53,036,100

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
REVENUE:
Royalties	$38,972,400	$36,344,100	$33,760,200
Leasing income	16,247,300	14,524,100	13,211,800
Merchandise sales	2,728,600	2,327,100	2,750,700
Franchise fees	1,989,700	1,459,300	1,291,000
Other	1,240,700	1,076,600	929,400
Total revenue	61,178,700	55,731,200	51,943,100
COST OF MERCHANDISE SOLD	2,619,900	2,205,700	2,621,500
LEASING EXPENSE	1,630,600	1,592,000	1,789,800
PROVISION FOR CREDIT LOSSES	62,900	(44,700)	(47,600)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	23,806,000	22,198,200	20,280,300
Income from operations	33,059,300	29,780,000	27,299,100
LOSS FROM EQUITY INVESTMENTS	—	—	(2,492,900)
IMPAIRMENT OF INVESTMENT IN NOTES	—	—	(1,324,400)
INTEREST EXPENSE	(484,500)	(213,500)	(392,300)
INTEREST AND OTHER INCOME	14,000	23,400	66,000
Income before income taxes	32,588,800	29,589,900	23,155,500
PROVISION FOR INCOME TAXES	(12,522,300)	(11,358,300)	(10,217,600)
NET INCOME	$20,066,500	$18,231,600	$12,937,900
EARNINGS PER SHARE - BASIC	$3.96	$3.60	$2.57
EARNINGS PER SHARE - DILUTED	$3.85	$3.48	$2.47
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	5,069,391	5,068,975	5,027,509
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	5,216,914	5,241,121	5,237,671

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year End
	December 27, 2014	December 28, 2013	December 29, 2012

NET INCOME	$20,066,500	$18,231,600	$12,937,900
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Unrealized net gains (losses) on marketable securities:
Unrealized holding net gains (losses) arising during period	(47,600)	(100)	(6,500)
Reclassification adjustment for net gains included in net income	(5,600)	—	(28,000)
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	(53,200)	(100)	(34,500)
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME:
Unrealized net gains/losses on marketable securities:
Unrealized holding net gains/losses arising during period	18,000	—	2,500
Reclassification adjustment for net gains included in net income	2,200	—	11,000
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME	20,200	—	13,500
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(33,000)	(100)	(21,000)
COMPREHENSIVE INCOME	$20,033,500	$18,231,500	$12,916,900

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012

	Common Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

BALANCE, December 31, 2011	4,987,643	$629,800	$34,461,900	$17,000	$35,108,700
Repurchase of common stock	(134,720)	(3,874,900)	(3,345,400)	—	(7,220,300)
Stock options exercised and related tax benefits	143,536	2,314,900	—	—	2,314,900
Compensation expense relating to stock options	—	930,200	—	—	930,200
Cash dividends	—	—	(26,122,400)	—	(26,122,400)
Comprehensive income (loss)	—	—	12,937,900	(21,000)	12,916,900
BALANCE, December 29, 2012	4,996,459	—	17,932,000	(4,000)	17,928,000
Repurchase of common stock	(28,422)	(1,854,900)	—	—	(1,854,900)
Stock options exercised and related tax benefits	175,493	3,650,800	—	—	3,650,800
Compensation expense relating to stock options	—	1,153,600	—	—	1,153,600
Cash dividends	—	—	(964,300)	—	(964,300)
Comprehensive income (loss)	—	—	18,231,600	(100)	18,231,500
BALANCE, December 28, 2013	5,143,530	2,949,500	35,199,300	(4,100)	38,144,700
Repurchase of common stock	(166,030)	(4,453,400)	(7,111,400)	—	(11,564,800)
Stock options exercised and related tax benefits	21,012	509,100	—	—	509,100
Compensation expense relating to stock options	—	1,417,200	—	—	1,417,200
Cash dividends	—	—	(26,930,200)	—	(26,930,200)
Comprehensive income (loss)	—	—	20,066,500	(33,000)	20,033,500
BALANCE, December 27, 2014	4,998,512	$422,400	$21,224,200	$(37,100)	$21,609,500

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
OPERATING ACTIVITIES:
Net income	$20,066,500	$18,231,600	$12,937,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	412,000	431,500	433,300
Provision for credit losses	62,900	(44,700)	(47,600)
Compensation expense related to stock options	1,417,200	1,153,600	930,200
Deferred income taxes	111,900	(499,200)	324,300
Gain on sale of marketable securities	(8,700)	(25,200)	(21,200)
Loss from disposal of property and equipment	2,300	—	300
Loss from equity investments	—	—	2,492,900
Impairment of investment in notes	—	—	1,324,400
Deferred initial direct costs	(850,400)	(444,400)	(728,000)
Amortization of deferred initial direct costs	754,400	539,900	574,000
Tax benefits on exercised stock options	(91,100)	(413,600)	(884,300)
Change in operating assets and liabilities:
Receivables	(122,700)	31,600	79,100
Income tax receivable/payable	(3,886,100)	1,647,800	(386,400)
Inventories	3,200	(25,500)	(2,700)
Prepaid expenses	119,900	(142,100)	(83,200)
Accounts payable	(485,900)	237,700	743,400
Accrued and other liabilities	423,700	(158,300)	(194,200)
Rents received in advance and security deposits	(55,900)	342,300	142,100
Deferred revenue	109,800	785,900	538,000
Net cash provided by operating activities	17,983,000	21,648,900	18,172,300
INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	862,400	774,400	1,527,700
Purchase of marketable securities	(637,200)	(1,399,900)	(583,100)
Purchase of property and equipment	(452,400)	(396,400)	(188,300)
Purchase of equipment for lease contracts	(27,547,400)	(20,727,100)	(23,792,800)
Principal collections on lease receivables	20,724,600	17,755,900	16,886,700
Net cash used for investing activities	(7,050,000)	(3,993,100)	(6,149,800)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	33,900,000	2,000,000	25,100,000
Payments on line of credit	(15,400,000)	(12,800,000)	(14,300,000)
Repurchases of common stock	(11,564,800)	(1,854,900)	(7,220,300)
Proceeds from exercises of stock options	418,000	3,237,200	1,430,600
Dividends paid	(26,930,200)	(964,300)	(26,122,400)
Proceeds from discounted lease rentals	—	721,800	1,418,600
Tax benefits on exercised stock options	91,100	413,600	884,300
Net cash used for financing activities	(19,485,900)	(9,246,600)	(18,809,200)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,552,900)	8,409,200	(6,786,700)
CASH AND CASH EQUIVALENTS, beginning of year	10,642,600	2,233,400	9,020,100
CASH AND CASH EQUIVALENTS, end of year	$2,089,700	$10,642,600	$2,233,400
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$421,200	$217,500	$341,100
Cash paid for income taxes	$16,229,000	$10,135,100	$10,291,200
Non-cash landlord leasehold improvements	$—	$187,800	$—

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2014, December 28, 2013 and December 29, 2012

1.                                      Organization and Business:

Winmark Corporation and subsidiaries (the Company) offers licenses to operate franchises using the service marks Plato’s Closet®, Play It Again Sports®, Once Upon A Child®, Music Go Round® and Style Encore®.  In addition, the Company sells point-of-sale system hardware to its franchisees and certain merchandise to its Play It Again Sports franchisees.  The Company also operates both middle market and small-ticket equipment leasing businesses under the Winmark Capital® and Wirth Business Credit® marks.  The Company has a 52/53-week fiscal year that ends on the last Saturday in December.  Fiscal years 2014, 2013 and 2012 were 52-week fiscal years.

Following is a summary of our franchising activity for the fiscal year ended December 27, 2014:

	12/28/13	OPENED	CLOSED	12/27/14
Plato’s Closet
Franchises - US and Canada	391	37	(2)	426
Once Upon A Child
Franchises - US and Canada	282	28	(2)	308
Play It Again Sports
Franchises - US and Canada	300	5	(4)	301
Music Go Round
Franchises - US	29	4	(0)	33
Style Encore
Franchises - US	3	21	(0)	24
Total Franchised Stores	1,005	95	(8)	1,092

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

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.  Cash equivalents are stated at cost, which approximates fair value.  As of December 27, 2014 and December 28, 2013, the Company had $73,100 and $55,700 of cash located in Canadian banks.  The Company holds its cash and cash equivalents with financial institutions and at times, such balances may be in excess of insurance limits.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2014, December 28, 2013 and December 29, 2012

Receivables

The Company provides an allowance for doubtful accounts on trade receivables.  The allowance for doubtful accounts was $1,600 and $4,300 at December 27, 2014 and December 28, 2013, respectively.  If receivables in excess of the provided allowance are determined uncollectible, they are charged to expense in the year the determination is made.  Trade receivables are written off when they become uncollectible (which generally occurs when the franchise terminates and there is no reasonable expectation of collection), and payments subsequently received on such receivable are credited to the allowance for doubtful accounts.  Historically, receivables balances written off have not exceeded allowances provided.

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

December 27, 2014, December 28, 2013 and December 29, 2012

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

December 27, 2014, December 28, 2013 and December 29, 2012

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

Goodwill

The Company reviews its goodwill for impairment at its fiscal year end or whenever events or changes in circumstances indicate that there has been impairment in the value of its goodwill.  No impairment was noted during the years ended December 27, 2014 and December 28, 2013.  Goodwill of $607,500 is included in other assets in the consolidated balance sheets at December 27, 2014 and December 28, 2013, and is all attributable to the Franchising segment.

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

Advertising

Advertising costs are charged to operating expenses as incurred.  Advertising costs were $252,800, $185,300 and $137,200 for fiscal years 2014, 2013 and 2012, respectively.

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

December 27, 2014, December 28, 2013 and December 29, 2012

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

Revenue Recognition - Franchising

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  The Company had deferred franchise fee revenue of $2,005,300 and $2,034,100 at December 27, 2014 and December 28, 2013, respectively.  The Company recognizes deferred software license fees over the 10-year life of the initial franchise agreement.  The Company had deferred software license fees of $1,399,400 and $1,236,600 at December 27, 2014 and December 28, 2013, respectively.  Merchandise sales are recognized when the product has been shipped to the franchisee.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2014, December 28, 2013 and December 29, 2012

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Denominator for basic EPS — weighted average common shares	5,069,391	5,068,975	5,027,509
Dilutive shares associated with option plans	147,523	172,146	210,162
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	5,216,914	5,241,121	5,237,671
Options excluded from EPS calculation — anti-dilutive	39,240	30,450	30,115

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

Recent Accounting Pronouncements

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2014, December 28, 2013 and December 29, 2012

3.                                      Investments

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities:

	December 27, 2014		December 28, 2013
	Cost	Fair Value	Cost	Fair Value
Equity securities	$526,600	$466,800	$743,100	$736,500

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive income (loss) are as follows:

	Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Unrealized gains	$3,300	$6,800	$—
Unrealized losses	(63,100)	(13,400)	(6,500)
Net unrealized gains / (losses)	$(59,800)	$(6,600)	$(6,500)

The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

	Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Realized gains	$40,900	$25,200	$52,500
Realized losses	(32,200)	—	(31,300)
Net realized gains	$8,700	$25,200	$21,200

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

Long-term Investments

Tomsten, Inc.

The Company has an investment in Tomsten, the parent company of “Archiver’s” retail chain.  The Company has invested a total of $8.5 million in the purchase of common stock of Tomsten (including $1.0 million invested in June 2011 pursuant to a Rights Offering by Tomsten), with such aggregate investment representing 22.0% of the outstanding common stock of Tomsten.  The Company applies the equity method of accounting to this investment.  During the first half of 2012, the Company provided management services to Tomsten, and the Company’s Chairman and Chief Executive Officer served on Tomsten’s board of directors.

In 2012, the Company recorded $697,300 for its pro-rata share of Tomsten’s losses in the statement of operations on the line item captioned Loss from Equity Investments.  During the fourth quarter of 2012, as part of its impairment analysis for Tomsten the Company determined that the carrying value of its investment was not expected to be recoverable from the future cash flow of the Tomsten business or the sale of its ownership stake and therefore recorded a $1.8 million impairment charge, bringing the carrying value of this investment to $0.  On April 29, 2013, Tomsten filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in Minnesota and such proceedings were in progress at December 27, 2014.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2014, December 28, 2013 and December 29, 2012

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

During 2012, 2013 and 2014, the Company received no payments of interest and did not receive any payments of principal on the notes.  The Company stopped accruing interest on this investment as of September 30, 2010.  The Company has deemed this investment to be impaired, and in evaluating the investment for impairment has determined that its present value of expected future cash flows, discounted at the effective interest rate on the notes of 15%, is less than the recorded investment in the notes.  In developing its estimate of expected future cash flows, the Company used certain information obtained from BridgeFunds concerning existing liabilities, claimant cases outstanding, historical default rates and settlement discounts on claimant advances, and made certain assumptions regarding the timing of case settlements, the payment of future liabilities and future default and settlement discount rates.  The Company recognized $1.3 million in impairment charges during 2012 and established a corresponding valuation allowance that, along with previously recognized impairment charges, reduced the net investment balance to $0 at December 29, 2012.  The Company has maintained the net investment balance of $0 as of December 28, 2013 and December 27, 2014, as it does not expect to receive any cash flows from this investment.

4.                                      Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	December 27, 2014	December 28, 2013
Direct financing and sales-type leases:
Minimum lease payments receivable	$40,739,900	$35,450,900
Estimated residual value of equipment	4,347,100	4,348,800
Unearned lease income net of initial direct costs deferred	(6,061,100)	(4,963,400)
Security deposits	(3,253,200)	(3,325,600)
Equipment installed on leases not yet commenced	8,364,100	6,718,000
Total investment in direct financing and sales-type leases	44,136,800	38,228,700
Allowance for credit losses	(386,000)	(822,700)
Net investment in direct financing and sales-type leases	43,750,800	37,406,000

Operating leases:
Operating lease assets	806,100	1,353,500
Less accumulated depreciation and amortization	(536,400)	(1,218,200)
Net investment in operating leases	269,700	135,300
Total net investment in leasing operations	$44,020,500	$37,541,300

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2014, December 28, 2013 and December 29, 2012

As of December 27, 2014, the $44.0 million total net investment in leases consists of $19.8 million classified as current and $24.2 million classified as long-term. As of December 28, 2013, the $37.5 million total net investment in leases consists of $17.2 million classified as current and $20.3 million classified as long-term.

As of December 27, 2014, leased assets with two customers approximated 15% and 10%, respectively, of the Company’s total assets.  As of December 2013, no customer had leased assets totaling more than 10% of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows as of December 27, 2014:

	Direct Financing and Sales-Type Leases		Operating Leases
Fiscal Year	Minimum Lease Payments Receivable	Income Amortization	Minimum Lease Payments Receivable
2015	$23,924,700	$4,560,000	$51,200
2016	13,166,600	1,373,200	—
2017	3,628,400	126,900	—
2018	20,200	1,000	—
2019	—	—	—
Thereafter	—	—	—
	$40,739,900	$6,061,100	$51,200

The activity in the allowance for credit losses for leasing operations during 2014, 2013 and 2012, respectively, is as follows:

	December 27, 2014	December 28, 2013	December 29, 2012
Balance at beginning of period	$822,700	$775,800	$803,800
Provisions charged to expense	62,900	(44,700)	(47,600)
Recoveries	106,900	127,500	251,000
Deductions for amounts written-off	(606,500)	(35,900)	(231,400)
Balance at end of period	$386,000	$822,700	$775,800

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	December 27, 2014		December 28, 2013
	Investment In Leases	Allowance for Credit Losses	Investment In Leases	Allowance for Credit Losses
Collectively evaluated for loss potential	$44,136,800	$386,000	$38,228,700	$822,700
Individually evaluated for loss potential	—	—	—	—
Total	$44,136,800	$386,000	$38,228,700	$822,700

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2014, December 28, 2013 and December 29, 2012

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

	December 27, 2014
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$42,948,000	$—	$—	$—	$42,948,000
Small-Ticket	1,188,800	—	—	—	1,188,800
Total Investment in Leases	$44,136,800	$—	$—	$—	$44,136,800

	December 28, 2013
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$36,716,100	$—	$—	$416,400	$37,132,500
Small-Ticket	1,096,200	—	—	—	1,096,200
Total Investment in Leases	$37,812,300	$—	$—	$416,400	$38,228,700

5.                                      Receivables:

The Company’s current receivables consisted of the following:

	December 27, 2014	December 28, 2013
Trade	$18,000	$17,700
Royalty	1,198,000	1,150,200
Other	112,200	37,600
	$1,328,200	$1,205,500

The activity in the allowance for doubtful accounts for trade receivables is as follows:

	December 27, 2014	December 28, 2013	December 29, 2012
Balance at beginning of year	$4,300	$17,300	$15,100
Provisions charged to expense	(200)	(3,800)	2,900
Deductions for amounts written-off	(2,500)	(9,200)	(700)
Balance at end of year	$1,600	$4,300	$17,300

As part of its normal operating procedures, the Company requires Standby Letters of Credit as collateral for a portion of its trade receivables.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2014, December 28, 2013 and December 29, 2012

6.             Shareholders’ Equity:

Dividends

In 2014, the Company declared and paid quarterly cash dividends totaling $0.23 per share ($1.2 million) and a $5.00 per share special cash dividend (the “2014 Special Dividend”).  The 2014 Special Dividend totaled $25.8 million and was financed by a combination of cash on hand as well as net borrowings under the Line of Credit of $13.0 million.  (See Note 7 — “Line of Credit”).

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

Repurchase of Common Stock

In 2014, the Company repurchased 166,030 shares for an aggregate purchase price of $11.6 million or $69.65 per share.  In 2013, the Company repurchased 28,422 shares for an aggregate purchase price of $1.9 million or $65.26 per share.  In 2012, the Company repurchased 134,720 shares for an aggregate purchase price of $7.2 million or $53.60 per share. Under the Board of Directors’ authorization, as of December 27, 2014 the Company has the ability to repurchase an additional 166,700 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

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

Grants under the 2001 Plan and 2010 Plan are made by the Compensation Committee of the Board of Directors at a price of not less than 100% of the fair market value on the date of grant.  If an incentive stock option is granted to an individual who owns more than 10% of the voting rights of the Company’s common stock, the option exercise price may not be less than 110% of the fair market value on the date of grant.  The term of the options may not exceed 10 years, except in the case of nonqualified stock options, whereby the terms are established by the Compensation Committee.  Options may be exercisable in whole or in installments, as determined by the Compensation Committee.

The Company also sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors Plan”), and at the April 30, 2014 Annual Shareholders Meeting, the Company’s shareholders approved an increase in the shares of common stock available for granting options to directors of the Company who are not employees from 300,000 to 350,000.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2014, December 28, 2013 and December 29, 2012

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of December 27, 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 31, 2011	668,614	$24.31	6.62	$22,101,800
Granted	120,000	54.26
Exercised	(174,887)	19.77
Outstanding at December 29, 2012	613,727	31.46	7.06	16,010,000
Granted	96,250	71.39
Exercised	(176,700)	18.82
Forfeited	(6,565)	42.20
Outstanding at December 28, 2013	526,712	42.87	7.33	26,446,700
Granted	97,000	73.31
Exercised	(21,012)	19.89
Forfeited	(5,000)	56.85
Outstanding at December 27, 2014	597,700	$48.50	6.93	$20,973,700
Exercisable at December 27, 2014	350,122	$36.24	5.74	$16,580,000

The fair value of options granted under the Option Plans during 2014, 2013 and 2012 were estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Risk free interest rate	1.75%	1.60%	.88%
Expected life (years)	6	6	6
Expected volatility	33.2%	32.9%	31.9%
Dividend yield	1.66%	1.65%	2.05%
Fair value per option granted	$21.02	$20.36	$13.43

Options outstanding as of December 27, 2014 are exercisable as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 12.75 - $ 18.40	52,261	4.01	$13.97	52,261	$13.97
20.32 - 31.19	107,689	4.31	25.28	107,689	25.28
32.92 - 51.17	132,000	6.60	40.77	98,309	38.71
53.34 - 82.72	305,750	8.50	65.92	91,863	59.10
	597,700	6.93	$48.50	350,122	$36.24

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2014, December 28, 2013 and December 29, 2012

The total intrinsic value of options exercised during 2014, 2013 and 2012 was $1.2 million, $8.7 million and $7.4 million, respectively.  The total fair value of shares vested during 2014, 2013 and 2012 was $5.1 million, $3.9 million and $2.8 million, respectively.

During 2014, 2013 and 2012, option holders surrendered 0, 1,207 and 31,351 shares, respectively, of previously owned common stock as payment for option shares exercised as provided for by the Option Plans.  All unexercised options at December 27, 2014 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $1,417,200, $1,153,600 and $930,200 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in 2014, 2013 and 2012, respectively.  As of December 27, 2014, the Company had $3.8 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.6 years.

7.             Line of Credit:

As of December 27, 2014, there was $18.5 million in borrowings outstanding under the Company’s revolving credit facility with The PrivateBank and Trust Company and BMO Harris Bank N.A. (the “Line of Credit”) bearing interest ranging from 2.41% to 3.25%.

During 2012, the Line of Credit was amended to, among other things, provide the consent of the lenders for the payment of the 2012 Special Dividend, to amend certain financial covenant calculations to remove the effect of the 2012 Special Dividend in such calculations, to increase the aggregate commitments from $30.0 million to $35.0 million and extend the termination date from July 31, 2014 to February 29, 2016.  During 2014, the Line of Credit was amended to, among other things, amend certain financial covenant calculations to remove the effect of the 2014 Special Dividend in such calculations, to reduce the applicable margin on the interest rate options, and to extend the termination date from February 29, 2016 to February 28, 2018.

The Line of Credit has been and will continue to be used for general corporate purposes.  During 2014 and 2012, the Line of Credit was used to finance in part the 2014 and 2012 Special Dividends (as indicated above).  Borrowings under the Line of Credit are subject to certain borrowing base limitations, and the Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of December 27, 2014, the Company was in compliance with all of its financial covenants and the Company’s additional borrowing availability under the Line of Credit was $16.5 million.

The Line of Credit allows the Company to choose between three interest rate options in connection with its borrowings.  The interest rate options are the Base Rate, LIBOR and Fixed Rate (all as defined within the Line of Credit) plus an applicable margin as of December 27, 2014, of 0.25%, 2.75% and 2.75%, respectively.  Interest periods for LIBOR borrowings can be one, two or three months, and interest periods for Fixed Rate borrowings can be one, two, three or four years as selected by the Company.  The Line of Credit also provides for non-utilization fees of 0.25% per annum on the daily average of the unused commitment.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2014, December 28, 2013 and December 29, 2012

8.             Accrued Liabilities

Accrued liabilities at December 27, 2014 and December 28, 2013 are as follows:

	December 27, 2014	December 28, 2013
Accrued salaries, wages, commissions and bonuses	$696,800	$325,700
Accrued vacation	208,800	219,200
Accrued interest	43,400	21,900
Other	810,200	666,300
	$1,759,200	$1,233,100

9.             Discounted Lease Rentals

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 3.26% at December 27, 2014 on a non-recourse basis.  As of December 27, 2014, $0.2 million of the $0.3 million liability balance is current.

10.          Income Taxes:

A reconciliation of the expected federal income tax expense based on the federal statutory tax rate to the actual income tax expense is provided below:

	Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Federal income tax expense at statutory rate (35%)	$11,406,100	$10,356,500	$8,104,400
Valuation allowance	(25,800)	7,300	1,413,600
State and local income taxes, net of federal benefit	897,800	886,200	677,700
Permanent differences, including stock option expenses	144,500	113,000	60,200
Other, net	99,700	(4,700)	(38,300)
Actual income tax expense	$12,522,300	$11,358,300	$10,217,600

Components of the provision for income taxes are as follows:

	Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Current:
Federal	$10,567,100	$10,013,500	$8,332,400
State	1,456,400	1,468,600	1,186,000
Foreign	386,900	375,400	374,900
Current provision	12,410,400	11,857,500	9,893,300
Deferred:
Federal	134,200	(449,300)	435,300
State	(22,300)	(49,900)	(111,000)
Deferred provision	111,900	(499,200)	324,300
Total provision for income taxes	$12,522,300	$11,358,300	$10,217,600

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2014, December 28, 2013 and December 29, 2012

The tax effects of temporary differences that give rise to the net deferred income tax assets and liabilities are presented below:

	December 27, 2014	December 28, 2013
Deferred tax assets:
Accounts receivable and lease reserves	$169,600	$376,900
Accrued restructuring charge	64,200	64,600
Non-qualified stock option expense	1,382,400	946,000
Deferred franchise and software license fees	720,900	606,600
Trademarks	91,100	95,600
Lease deposits	1,228,300	1,263,600
Loss from and impairment of equity and note investments	4,055,800	4,081,600
Valuation allowance	(4,055,800)	(4,081,600)
Other	420,100	328,200
Total deferred tax assets	4,076,600	3,681,500
Deferred tax liabilities:
Lease revenue and initial direct costs	(9,579,400)	(9,101,900)
Depreciation and amortization	(254,100)	(224,600)
Total deferred tax liabilities	(9,833,500)	(9,326,500)
Total net deferred tax liabilities	$(5,756,900)	$(5,645,000)

During the years ended December 27, 2014, December 28, 2013 and December 29, 2012, $91,100, $413,600 and $884,300 respectively, was directly credited to stockholders’ equity to account for excess tax benefits related to stock option exercises.

The Company has assessed its taxable earnings history and prospective future taxable income.  Based upon this assessment, the Company has determined that it is more likely than not that its deferred tax assets will be realized in future periods and no valuation allowance is necessary, except for the deferred tax assets related to the loss from and impairment of equity and note investments (which are capital losses for tax purposes).  As a result, valuation allowances of $4.1 million and $4.1 million as of December 27, 2014 and December 28, 2013, respectively, have been recorded.

The amount of unrecognized tax benefits, including interest and penalties, as of December 27, 2014 and December 28, 2013, was $465,500 and $398,000, respectively, primarily for potential foreign and state taxes.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense for all periods presented.  The Company had accrued approximately $16,500 and $14,300 for the payment of interest and penalties at December 27, 2014 and December 28, 2013, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Total
Balance at December 29, 2012	$312,300
Increases related to current year tax positions	111,500
Additions for tax positions of prior years	17,700
Expiration of the statute of limitations for the assessment of taxes	(57,800)
Balance at December 28, 2013	383,700
Increases related to current year tax positions	136,500
Additions for tax positions of prior years	1,600
Expiration of the statute of limitations for the assessment of taxes	(72,800)
Balance at December 27, 2014	$449,000

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2014, December 28, 2013 and December 29, 2012

The Company and its subsidiaries file income tax returns in the U.S. federal, numerous state and certain foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.  The Internal Revenue Service concluded its examination of our U.S. federal tax return for the fiscal year ended 2010 in 2012.  We expect various statutes of limitation to expire during the next 12 months.  Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

11.                               Commitments and Contingencies:

Employee Benefit Plan

The Company provides a 401(k) Savings Incentive Plan which covers substantially all employees.  The plan provides for matching contributions and optional profit-sharing contributions at the discretion of the Board of Directors.  Employee contributions are fully vested; matching and profit sharing contributions are subject to a five-year service vesting schedule.  Company contributions to the plan for 2014, 2013 and 2012 were $297,400, $281,900 and $271,800, respectively.

Operating Leases

As of December 27, 2014, the Company rents its corporate headquarters in a facility with a lease that expires in August 2019 as well as satellite office space in California with a lease that expires in January 2019.  These leases require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rent.  Total rent expense under operating leases, inclusive of maintenance, insurance, taxes and other expenses, was $1,026,800 in 2014, $883,800 in 2013 and $866,300 in 2012.  As of December 27, 2014, minimum rental commitments under noncancelable operating leases, exclusive of maintenance, insurance, taxes and other expenses, are as follows:

2015	$677,500
2016	691,200
2017	705,000
2018	718,800
2019	451,100
Thereafter	—
Total	$3,243,600

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

At December 27, 2014 and December 28, 2013, total deferred rent included in our consolidated balance sheets was $1.0 million and $1.1 million, respectively, of which $0.8 million and $1.0 million, respectively was included in other liabilities.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2014, December 28, 2013 and December 29, 2012

Litigation

The Company is exposed to a number of asserted and unasserted legal claims encountered in the normal course of business.  Management believes that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

12.                               Segment Reporting

The Company currently has two reportable business segments, franchising and leasing.  The franchising segment franchises value-oriented retail store concepts that buy, sell, trade and consign merchandise.  The leasing segment includes (i) Winmark Capital Corporation, a middle-market equipment leasing business and (ii) Wirth Business Credit, Inc., a small-ticket financing business.  Segment reporting is intended to give financial statement users a better view of the how the Company manages and evaluates its businesses.  The Company’s internal management reporting is the basis for the information disclosed for its business segments and includes allocation of shared-service costs.  Segment assets are those that are directly used in or identified with segment operations, including cash, accounts receivable, prepaids, inventory, property and equipment and investment in leasing operations.  Unallocated assets include corporate cash and cash equivalents, marketable securities, long-term investments, current and deferred tax amounts and other corporate assets.  Inter-segment balances and transactions have been eliminated.  The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Revenue:
Franchising	$44,931,400	$41,207,100	$38,731,300
Leasing	16,247,300	14,524,100	13,211,800
Total revenue	$61,178,700	$55,731,200	$51,943,100

Reconciliation to operating income:
Franchising segment contribution	$23,631,800	$21,867,700	$20,705,100
Leasing segment contribution	9,427,500	7,912,300	6,594,000
Total operating income	$33,059,300	$29,780,000	$27,299,100

Depreciation:
Franchising	$325,100	$339,600	$337,200
Leasing	86,900	91,900	96,100
Total depreciation	$412,000	$431,500	$433,300

	As of
	December 27, 2014	December 28, 2013
Identifiable assets:
Franchising	$3,258,300	$7,407,400
Leasing	44,870,800	42,490,800
Unallocated	6,598,700	3,137,900
Total	$54,727,800	$53,036,100

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2014, December 28, 2013 and December 29, 2012

Revenues are all generated from United States operations other than franchising revenues from Canadian operations of $2.9 million, $2.7 million and $2.5 million in each of fiscal 2014, 2013 and 2012, respectively.  All long-lived assets are located within the United States.

13.                               Related Party Transactions:

On December 20, 2012, in connection with the Company’s existing stock repurchase plan, Winmark repurchased 16,000 shares of common stock from Dean B. Phillips, a member of the Company’s Board of Directors at the time, for aggregate consideration of $889,600, or $55.60 per share.

14.                               Quarterly Financial Data (Unaudited):

The Company’s unaudited quarterly results for the years ended December 27, 2014 and December 28, 2013 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2014
Total Revenue	$14,552,600	$14,038,900	$16,404,400	$16,182,800	$61,178,700
Income from Operations	7,434,500	7,092,600	9,177,700	9,354,500	33,059,300
Net Income	4,551,900	4,280,800	5,623,000	5,610,800	20,066,500
Net Income Per Common Share — Basic	$.88	$.84	$1.12	$1.12	$3.96
Net Income Per Common Share — Diluted	$.86	$.82	$1.09	$1.09	$3.85
2013
Total Revenue	$13,148,400	$14,023,500	$14,791,900	$13,767,400	$55,731,200
Income from Operations	6,675,900	7,061,200	8,541,300	7,501,600	29,780,000
Net Income	4,057,500	4,336,900	5,251,500	4,585,800	18,231,600
Net Income Per Common Share — Basic	$.81	$.86	$1.03	$.89	$3.60
Net Income Per Common Share — Diluted	$.78	$.83	$1.00	$.87	$3.48

The total of basic and diluted earnings per common share by quarter may not equal the totals for the year as there are changes in the weighted average number of common shares outstanding each quarter and basic and diluted earnings per common share are calculated independently for each quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation

We have audited the accompanying consolidated balance sheets of Winmark Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 27, 2014 and December 28, 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 27, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winmark Corporation and subsidiaries as of December 27, 2014 and December 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 27, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
March 11, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation

We have audited the internal control over financial reporting of Winmark Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 27, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 27, 2014, and our report dated March 11, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
March 11, 2015

ITEM 9:                                               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:                                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective as of December 27, 2014.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 27, 2014.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 27, 2014 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter ended December 27, 2014, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:                                      OTHER INFORMATION

All information required to be reported in a report on Form 8-K during the fourth quarter covered by this Form 10-K has been reported.

PART III

ITEM 10:                                        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Election of Directors,” “Executive Officers,” “Audit Committee,” “Majority of Independent Directors; Committees of Independent Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics and Business Conduct,” appearing in our proxy statement for the annual meeting of stockholders to be held on April 29, 2015 are incorporated herein by reference.

ITEM 11:                                        EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation,” “2014 Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” appearing in our proxy statement for the annual meeting of stockholders to be held on April 29, 2015 are incorporated herein by reference.

ITEM 12:                                        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Securities Authorized for Issuance Under Equity Compensation Plans” appearing in our proxy statement for the annual meeting of stockholders to be held on April 29, 2015 are incorporated herein by reference.

ITEM 13:                                        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons,” “Review, Approval or Ratification of Transactions with Related Persons” and “Majority of Independent Directors; Committees of Independent Directors” appearing in our proxy statement for the annual meeting of stockholders to be held on April 29, 2015 is incorporated herein by reference.

ITEM 14:                                        PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled “Principal Accounting Fees and Services” appearing in our proxy statement for the annual meeting of stockholders to be held April 29, 2015 is incorporated herein by reference.

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

WINMARK CORPORATION

By:	/s/ JOHN L. MORGAN	Date: March 11, 2015
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

SIGNATURE	TITLE	DATE

/s/ JOHN L. MORGAN	Chairman of the Board and Chief Executive Officer	March 11, 2015
John L. Morgan	(principal executive officer)

/s/ ANTHONY D. ISHAUG	Chief Financial Officer and Treasurer	March 11, 2015
Anthony D. Ishaug	(principal financial and accounting officer)

/s/ LAWRENCE A. BARBETTA	Director	March 11, 2015
Lawrence A. Barbetta

/s/ JENELE C. GRASSLE	Director	March 11, 2015
Jenele C. Grassle

/s/ KIRK A. MACKENZIE	Director	March 11, 2015
Kirk A. MacKenzie

/s/ PAUL C. REYELTS	Director	March 11, 2015
Paul C. Reyelts

/s/ MARK L. WILSON	Director	March 11, 2015
Mark L. Wilson

/s/ STEVEN C. ZOLA	Director	March 11, 2015
Steven C. Zola

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 27, 2014

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)
3.2	By-laws, as amended and restated to date (Exhibit 3.2)(2)
10.1

Asset Purchase Agreement dated January 24, 1992 with Sports Traders, Inc. and James D. Van Buskirk (“Van Buskirk”) concerning acquisition of wholesale business, including amendment dated March 11, 1992 (Exhibit 10.6 (a))(1)

10.2	Retail store agreement dated January 24, 1992 with Van Buskirk (Exhibit 10.6 (b))(1)
10.3	Amended and Restated Stock Option Plan for Nonemployee Directors (Exhibit 10.3)(3)(4)
10.4	Employment Agreement with John L. Morgan, dated March 22, 2000 (Exhibit 10.1)(3)(5)
10.5	First Amendment to Employment Agreement with John L. Morgan dated February 18, 2001 (Exhibit 10.26)(3)(6)
10.6	2001 Stock Option Plan, including forms of stock option agreements (Exhibit 10.27)(3)(6)
10.7	Second Amendment to Employment Agreement with John L. Morgan dated March 23, 2006 (Exhibit 10.1)(3)(7)
10.8	Third Amendment to Employment Agreement with John L. Morgan dated December 15, 2006 (Exhibit 10.1)(3)(8)
10.9	Amendment No. 1 to the 2001 Stock Option Plan (Exhibit 10.13) (3) (2)
10.10	Securities Purchase Agreement with BridgeFunds Limited dated October 13, 2004 (Exhibit 10.3)(9)
10.11	Amendment No. 1 to Securities Purchase Agreement with BridgeFunds Limited dated April 14, 2006 (Exhibit 10.1)(10)
10.12	Multi-Tenant Office Lease with Utah State Retirement Investment Fund for Corporate Headquarters dated September 28, 2008 (Exhibit 10.1)(11)
10.13	Modification Agreement by and between Winmark Corporation and BridgeFunds, LLC dated October 22, 2009 (Exhibit 10.2)(12)
10.14	2010 Stock Option Plan, including forms of stock option agreements (Exhibit 10.18) (3) (13)
10.15	Credit Agreement, dated July 13, 2010, among Winmark Corporation and its subsidiaries and The PrivateBank and Trust Company (Exhibit 10.2)(14)
10.16	Security Agreements, dated July 13, 2010, among Winmark Corporation, each of its subsidiaries and The PrivateBank and Trust Company (Exhibit 10.3)(14)
10.17	Pledge Agreement, dated July 13, 2010, among Winmark Corporation and The PrivateBank and Trust Company (Exhibit 10.4)(14)
10.18	First Amendment to Modification Agreement by and between Winmark Corporation and BridgeFunds, LLC dated October 20, 2010 (Exhibit 10.1)(15)
10.19	Second Amendment to Modification Agreement by and between Winmark Corporation and BridgeFunds, LLC dated July 22, 2011 (Exhibit 10.1)(16)
10.20	Amendment No. 1 to Credit Agreement, among Winmark Corporation and its subsidiaries, The PrivateBank and Trust Company, and BMO Harris Bank N.A., dated January 30, 2012 (Exhibit 10.1)(17)

Exhibit Number	Description
10.21	Amendment No. 2 to Credit Agreement, among Winmark Corporation and its subsidiaries, The PrivateBank and Trust Company, and BMO Harris Bank N.A., dated February 29, 2012 (Exhibit 10.1)(18)
10.22	Third Amendment to Modification Agreement by and between Winmark Corporation and BridgeFunds, LLC dated July 26, 2012 (Exhibit 10.1) (19)
10.23	Lease Amending Agreement No. 1 to Multi-Tenant Office Lease by and between Winmark Corporation and AX Waterford L.P. dated October 21, 2013 (Exhibit 10.1)(20)
10.24	Amendment No. 3 to Credit Agreement, among Winmark Corporation and its subsidiaries, The PrivateBank and Trust Company, and BMO Harris Bank N.A., dated February 21, 2014 (Exhibit 10.1)(21)
10.25	First Amendment to the 2010 Stock Option Plan (Exhibit 10.1) (3)(22)
10.26	First Amendment to the Amended and Restated Stock Option Plan for Nonemployee Directors (Exhibit 10.2) (3)(22)
10.27	Non-Competition Agreement, dated January 26, 2015, by and among Steven C. Zola, Winmark Corporation and Winmark Capital Corporation (Exhibit 10.1) (3)(23)
21.1	Subsidiaries: Grow Biz Games, Inc., a Minnesota corporation; Winmark Capital Corporation, a Minnesota corporation and Wirth Business Credit, Inc., a Minnesota corporation
23.1*	Consent of GRANT THORNTON LLP; Independent Registered Public Accounting Firm
24.1	Power of Attorney (Contained on signature page to this Form 10-K)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the annual report on Form 10-K of Winmark Corporation and Subsidiaries for the year ended December 27, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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

(22)                          Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2014.

(23)                          Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on January 26, 2015.