Form 10-Q
period 2015-03-28
WINMARK CORP
filed 2015-04-23
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

or

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

Yes  ☐  No  ☒

Common stock, no par value, 4,999,594 shares outstanding as of April 14, 2015.

WINMARK CORPORATION AND SUBSIDIARIES

PART I.                            FINANCIAL INFORMATION

ITEM 1:  Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 28, 2015	December 27, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$2,160,300	$2,089,700
Marketable securities	225,200	466,800
Receivables, less allowance for doubtful accounts of $2,600 and $1,600	1,189,000	1,328,200
Net investment in leases - current	19,222,500	19,831,600
Income tax receivable	—	4,163,900
Inventories	76,100	93,500
Prepaid expenses	530,100	467,400
Total current assets	23,403,200	28,441,100
Net investment in leases - long-term	23,627,700	24,188,900
Property and equipment, net	1,365,400	1,420,300
Other assets	677,500	677,500
	$49,073,800	$54,727,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$5,600,000	$18,500,000
Accounts payable	2,462,800	1,955,500
Income tax payable	1,500,000	—
Accrued liabilities	1,789,100	1,759,200
Discounted lease rentals	186,100	227,300
Deferred revenue	2,300,300	2,142,600
Deferred income taxes	3,928,200	4,412,600
Total current liabilities	17,766,500	28,997,200
Long-Term Liabilities:
Discounted lease rentals	—	25,800
Deferred revenue	1,348,200	1,347,800
Other liabilities	1,343,000	1,403,200
Deferred income taxes	801,400	1,344,300
Total long-term liabilities	3,492,600	4,121,100
Shareholders’ Equity:
Common stock, no par, 10,000,000 shares authorized, 4,999,594 and 4,998,512 shares issued and outstanding	844,400	422,400
Accumulated other comprehensive loss	(8,300)	(37,100)
Retained earnings	26,978,600	21,224,200
Total shareholders’ equity	27,814,700	21,609,500
	$49,073,800	$54,727,800

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014
REVENUE:
Royalties	$9,726,200	$8,810,000
Leasing income	10,009,600	4,375,600
Merchandise sales	733,700	788,000
Franchise fees	294,400	349,000
Other	260,200	230,000
Total revenue	21,024,100	14,552,600
COST OF MERCHANDISE SOLD	698,200	754,700
LEASING EXPENSE	4,257,400	306,600
PROVISION FOR CREDIT LOSSES	(69,100)	38,900
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,163,500	6,017,900
Income from operations	9,974,100	7,434,500
INTEREST EXPENSE	(85,700)	(62,100)
INTEREST AND OTHER INCOME (EXPENSE)	(59,100)	100
Income before income taxes	9,829,300	7,372,500
PROVISION FOR INCOME TAXES	(3,775,000)	(2,820,600)
NET INCOME	$6,054,300	$4,551,900
EARNINGS PER SHARE — BASIC	$1.21	$.88
EARNINGS PER SHARE — DILUTED	$1.17	$.86
WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	4,999,475	5,148,519
WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	5,167,466	5,307,946

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014

NET INCOME	$6,054,300	$4,551,900
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Unrealized net gains (losses) on marketable securities:
Unrealized holding net gains (losses) arising during period	48,700	(12,000)
Reclassification adjustment for net gains included in net income	(2,300)	(3,800)
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	46,400	(15,800)
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME:
Unrealized net gains/losses on marketable securities:
Unrealized holding net gains/losses arising during period	(18,500)	4,600
Reclassification adjustment for net gains included in net income	900	1,400
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME	(17,600)	6,000
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	28,800	(9,800)
COMPREHENSIVE INCOME	$6,083,100	$4,542,100

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014
OPERATING ACTIVITIES:
Net income	$6,054,300	$4,551,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	107,600	105,300
Provision for credit losses	(69,100)	38,900
Compensation expense related to stock options	405,300	344,500
Deferred income taxes	(1,027,300)	—
(Gain) loss on sale of marketable securities	22,800	(9,400)
Deferred initial direct costs	(154,900)	(520,300)
Amortization of deferred initial direct costs	259,400	163,600
Tax benefits on exercised stock options	(16,600)	(60,000)
Change in operating assets and liabilities:
Receivables	139,200	157,700
Income tax receivable / payable	5,662,900	2,061,700
Inventories	17,400	—
Prepaid expenses	(62,700)	5,600
Accounts payable	507,300	(824,700)
Accrued and other liabilities	(14,100)	876,600
Rents received in advance and security deposits	(242,100)	(41,100)
Deferred revenue	158,100	146,900
Net cash provided by operating activities	11,747,500	6,997,200

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	299,000	463,000
Purchase of marketable securities	(33,800)	(524,500)
Purchase of property and equipment	(52,700)	(128,300)
Purchase of equipment for lease contracts	(7,873,100)	(6,499,900)
Principal collections on lease receivables	9,166,900	4,272,600
Net cash provided by (used for) investing activities	1,506,300	(2,417,100)

FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	600,000	14,000,000
Payments on line of credit	(13,500,000)	—
Repurchases of common stock	—	(1,075,100)
Proceeds from exercises of stock options	100	227,600
Dividends paid	(299,900)	(26,023,400)
Tax benefits on exercised stock options	16,600	60,000
Net cash used for financing activities	(13,183,200)	(12,810,900)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	70,600	(8,230,800)
Cash and cash equivalents, beginning of period	2,089,700	10,642,600
Cash and cash equivalents, end of period	$2,160,300	$2,411,800

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$103,500	$29,800
Cash paid (received) for income taxes, net	$(860,600)	$762,300

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

Revenues and operating results for the three months ended March 28, 2015 are not necessarily indicative of the results to be expected for the full year.

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

4.              Investments:

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities:

	March 28, 2015		December 27, 2014
	Cost	Fair Value	Cost	Fair Value
Equity securities	$238,600	$225,200	$526,600	$466,800

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive loss are as follows:

	March 28, 2015	December 27, 2014
Unrealized gains	$3,900	$3,300
Unrealized losses	(17,300)	(63,100)
Net unrealized losses	$(13,400)	$(59,800)

The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

	Three Months Ended
	March 28, 2015	March 29, 2014
Realized gains	$13,400	$22,200
Realized losses	(36,200)	(12,800)
Net realized gains/(losses)	$(22,800)	$9,400

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

5.                                      Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	March 28, 2015	December 27, 2014
Direct financing and sales-type leases:
Minimum lease payments receivable	$39,989,900	$40,739,900
Estimated residual value of equipment	4,087,100	4,347,100
Unearned lease income net of initial direct costs deferred	(5,405,100)	(6,061,100)
Security deposits	(3,027,300)	(3,253,200)
Equipment installed on leases not yet commenced	7,955,600	8,364,100
Total investment in direct financing and sales-type leases	43,600,200	44,136,800
Allowance for credit losses	(932,600)	(386,000)
Net investment in direct financing and sales-type leases	42,667,600	43,750,800
Operating leases:
Operating lease assets	938,100	806,100
Less accumulated depreciation and amortization	(755,500)	(536,400)
Net investment in operating leases	182,600	269,700
Total net investment in leasing operations	$42,850,200	$44,020,500

As of March 28, 2015, the $42.9 million total net investment in leases consists of $19.2 million classified as current and $23.7 million classified as long-term.  As of December 27, 2014, the $44.0 million total net investment in leases consists of $19.8 million classified as current and $24.2 million classified as long-term.

As of March 28, 2015, leased assets with three customers approximated 16%, 15% and 13%, respectively, of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2015 and the full fiscal years thereafter as of March 28, 2015:

	Direct Financing and Sales-Type Leases		Operating Leases
	Minimum Lease Payments Receivable	Income Amortization	Minimum Lease Payments Receivable
2015	$18,635,700	$3,279,800	$41,200
2016	14,869,000	1,788,500	—
2017	6,318,300	333,800	—
2018	164,900	3,000	—
2019	2,000	—	—
Thereafter	—	—	—
	$39,989,900	$5,405,100	$41,200

The activity in the allowance for credit losses for leasing operations during the first three months of 2015 and 2014, respectively, is as follows:

	March 28, 2015	March 29, 2014
Balance at beginning of period	$386,000	$822,700
Provisions charged to expense	(69,100)	38,900
Recoveries	620,600	9,000
Deductions for amounts written-off	(4,900)	—
Balance at end of period	$932,600	$870,600

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	March 28, 2015		December 27, 2014
	Investment In Leases	Allowance for Credit Losses	Investment In Leases	Allowance for Credit Losses
Collectively evaluated for loss potential	$43,600,200	$932,600	$44,136,800	$386,000
Individually evaluated for loss potential	—	—	—	—
Total	$43,600,200	$932,600	$44,136,800	$386,000

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

	March 28, 2015
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$42,453,400	$—	$—	$—	$42,453,400
Small-Ticket	1,141,800	5,000	—	—	1,146,800
Total Investment in Leases	$43,595,200	$5,000	$—	$—	$43,600,200

	December 27, 2014
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$42,948,000	$—	$—	$—	$42,948,000
Small-Ticket	1,188,800	—	—	—	1,188,800
Total Investment in Leases	$44,136,800	$—	$—	$—	$44,136,800

6.  Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition that supersedes existing revenue recognition guidance (but does not apply to nor supersede accounting guidance for lease contracts).  The ASU’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The ASU is effective for reporting periods beginning after December 15, 2016, and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  In April 2015, the FASB proposed deferring the effective date by one year.  If the deferral is approved, the new standard will become effective for the Company beginning with the first quarter of fiscal 2018.  The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated results.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge (as an asset).  The ASU is effective for reporting periods beginning after December 15, 2015, but early adoption is permitted.  The new guidance would be applied retrospectively to all prior reporting periods presented.  The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.

7.              Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended
	March 28, 2015	March 29, 2014
Denominator for basic EPS — weighted average common shares	4,999,475	5,148,519
Dilutive shares associated with option plans	167,991	159,427
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	5,167,466	5,307,946
Options excluded from EPS calculation — anti-dilutive	21,058	13,938

8.              Shareholders’ Equity:

Dividends

On January 28, 2015, the Company’s Board of Directors approved the payment of a $0.06 per share quarterly cash dividend to shareholders of record at the close of business on February 11, 2015, which was paid on March 2, 2015.

Repurchase of Common Stock

In the first three months of 2015 the Company repurchased no shares of its common stock.  Under the Board of Directors’ authorization, as of March 28, 2015, the Company has the ability to repurchase an additional 166,700 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

The Company had authorized up to 750,000 shares of common stock be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2001 Stock Option Plan (the “2001 Plan”).  The 2001 Plan expired on February 20, 2011.  The Company has authorized up to 500,000 shares of common stock to be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2010 Stock Option Plan (the “2010 Plan”).

The Company also sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors Plan”) and has reserved a total of 350,000 shares for issuance to directors of the Company who are not employees.

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of March 28, 2015 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 27, 2014	597,700	$48.50	6.93	$20,973,700
Exercised	(1,669)	28.77
Outstanding at March 28, 2015	596,031	$48.55	6.69	$22,282,900
Exercisable at March 28, 2015	348,453	$36.27	5.51	$17,307,400

No options were granted during the three months ended March 28, 2015 or the three months ended March 29, 2014.  During the three months ended March 28, 2015, option holders surrendered 587 shares of previously owned common stock as payment for option shares exercised as provided for by the Option Plans.  All unexercised options at March 28, 2015 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $405,300 and $344,500 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first three months of 2015 and 2014, respectively.  As of March 28, 2015, the Company had $3.4 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.4 years.

9.  Line of Credit

As of March 28, 2015, there were $5.6 million in borrowings outstanding under the Company’s $35.0 million Line of Credit with the PrivateBank and Trust Company and BMO Harris Bank N.A., bearing interest at 3.25%, leaving $29.4 million available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of March 28, 2015, the Company was in compliance with all of its financial covenants.  (See Note 12 — “Subsequent Events”.)

10.       Discounted Lease Rentals:

The Company utilized certain lease receivables and underlying expenses as collateral to borrow from financial institutions at a weighted average rate of 3.26% at March 28, 2015 on a non-recourse basis.

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

	Three Months Ended
	March 28, 2015	March 29, 2014
Revenue:
Franchising	$11,014,500	$10,177,000
Leasing	10,009,600	4,375,600
Total revenue	$21,024,100	$14,552,600

Reconciliation to operating income:
Franchising segment contribution	$5,636,800	$4,701,200
Leasing segment contribution	4,337,300	2,733,300
Total operating income	$9,974,100	$7,434,500

Depreciation:
Franchising	$85,300	$83,100
Leasing	22,300	22,200
Total depreciation	$107,600	$105,300

	As of
	March 28, 2015	December 27, 2014
Identifiable assets:
Franchising	$3,601,800	$3,258,300
Leasing	43,788,700	44,870,800
Unallocated	1,683,300	6,598,700
Total	$49,073,800	$54,727,800

12.                               Subsequent Events:

On April 14, 2015, the Line of Credit was amended to, among other things:

•                  Provide the consent of the lenders for a self-tender offer by the Company to purchase up to 875,000 shares of its outstanding common stock for a price of $84.72 per share that was announced on April 15, 2015 (the “Tender Offer”);

•                  Increase the aggregate commitments from $35.0 million to $60.0 million to partially fund the Tender Offer;

•                  Extend the termination date from February 28, 2018 to a date that is four years from the effective date of the amendment;

•                  Amend the tangible net worth covenant calculation to remove the effect of the Tender Offer and amend the leverage ratio to allow for an increase in the maximum of such ratio for a period of approximately two years from the effective date of the amendment;

•                  Provide for a change in the applicable margin on the interest rate options based upon the leverage ratio;

•                  Provide for additional LIBOR interest periods of six months and twelve months and remove the fixed rate interest options; and

•                  Permit the Company to sell up to $30 million in term notes to one or more affiliates or managed accounts of Prudential Investment Management, Inc. (“Prudential”) to partially fund the Tender Offer.

The effectiveness of the amendment is subject to the satisfaction or waiver of a number of conditions, including receipt of an intercreditor agreement with Prudential, in form and substance acceptable to the lenders.  If the conditions to the effectiveness of the amendment are not satisfied or waived by the lenders on or before May 29, 2015, the amendment will be void and of no force or effect.

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of March 28, 2015, we had 1,099 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Music Go Round and Style Encore brands and had a leasing portfolio of $42.9 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most profitable source of franchising revenue is royalties received from our franchise partners.  During the first three months of 2015, our royalties increased $0.9 million or 10.4% compared to the first three months of 2014.

During the first three months of 2015, we purchased $7.9 million in equipment for lease customers compared to $6.5 million in the first three months of 2014.  Overall, our leasing portfolio (net investment in leases — current and long-term) decreased to $42.9 million at March 28, 2015 from $44.0 million at December 27, 2014.  Leasing income net of leasing expense during the first three months of 2015 was $5.8 million compared to $4.1 million in the same period last year.  Fluctuations in period-to-period leasing income and leasing expense result primarily from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the purchases of equipment for lease customers and the medium- to long-term trend in the size of the leasing portfolio.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first three months of 2015, selling, general and administrative expense increased $0.1 million, or 2.4%, compared to the first three months of 2014.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first three months ended March 28, 2015:

					THREE MONTHS ENDED 3/28/15
	TOTAL 12/27/14	OPENED	CLOSED	TOTAL 3/28/15	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Plato’s Closet Franchises - US and Canada	426	7	0	433	8	8
Once Upon A Child Franchises - US and Canada	308	1	0	309	8	8
Play It Again Sports Franchises - US and Canada	301	0	3	298	10	9
Music Go Round Franchises - US	33	0	1	32	1	1
Style Encore Franchises - US	24	3	0	27	—	—
Total Franchised Stores	1,092	11	4	1,099	27	26

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the first three months of 2015, we renewed 26 of the 27 franchise agreements available for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended
	March 28, 2015	March 29, 2014
Revenue:
Royalties	46.3%	60.5%
Leasing income	47.6	30.1
Merchandise sales	3.5	5.4
Franchise fees	1.4	2.4
Other	1.2	1.6
Total revenue	100.0%	100.0%
Cost of merchandise sold	(3.3)	(5.2)
Leasing expense	(20.3)	(2.1)
Provision for credit losses	0.3	(0.3)
Selling, general and administrative expenses	(29.3)	(41.3)
Income from operations	47.4	51.1
Interest expense	(0.4)	(0.4)
Interest and other income (expense)	(0.3)	—
Income before income taxes	46.7	50.7
Provision for income taxes	(17.9)	(19.4)
Net income	28.8%	31.3%

Comparison of Three Months Ended March 28, 2015 to Three Months Ended March 29, 2014

Revenue

Revenues for the first three months of 2015 totaled $21.0 million compared to $14.6 million for the comparable period in 2014.

Royalties and Franchise Fees

Royalties increased to $9.7 million for the first three months of 2015 from $8.8 million for the first three months of 2014, a 10.4% increase.  The increase was due to higher Plato’s Closet and Once Upon A Child royalties of $0.4 million and $0.3 million, respectively.  The increase in royalties for these brands is primarily from having 36 additional Plato’s Closet and 21 additional Once Upon A Child franchise stores in the first three months of 2015 compared to the same period last year as well as higher franchisee retail sales.

Franchise fees decreased to $294,400 for the first three months of 2015 compared to $349,000 for the first three months of 2014, primarily as a result of opening five fewer franchises in the 2015 period compared to the same period in 2014.

Leasing Income

Leasing income increased to $10.0 million for the first three months of 2015 compared to $4.4 million for the same period in 2014.  The increase is primarily due to a higher level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales decreased to $733,700 for the first three months of 2015 compared to $788,000 in the same period of 2014.  The decrease is due to a decrease in technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold decreased to $698,200 for the first three months of 2015 compared to $754,700 in the same period of 2014.  The decrease was due to a decrease in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first three months of 2015 and 2014 was 95.2% and 95.8%, respectively.

Leasing Expense

Leasing expense increased to $4.3 million for the first three months of 2015 compared to $306,600 for the first three months of 2014.  The increase is primarily due to an increase in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was $(69,100) for the first three months of 2015 compared to $38,900 for the first three months of 2014.  The provision level for the first three months of 2015 was impacted by net recoveries in the leasing portfolio.  During the first three months of 2015, we had total net recoveries of $615,700 compared to $9,000 in the first three months of 2014.

Selling, General and Administrative

Selling, general and administrative expenses increased 2.4% to $6.2 million in the first three months of 2015 from $6.0 million in the same period of 2014.  The increase was primarily due to an increase in advertising production expenses.

Interest Expense

Interest expense increased to $85,700 for the first three months of 2015 compared to $62,100 for the first three months of 2014.  The increase is primarily due to higher average corporate borrowings when compared to last year.

Interest and Other Income (Expense)

During the first three months of 2015, we had interest and other income (expense) of $(59,100) compared to $100 of interest and other income in the first three months of 2014.  Interest and other income (expense) during the first three months of 2015 included losses on sales of marketable securities while interest and other income during the first three months of 2014 included gains on sales of marketable securities.  (See Note 4 — “Investments”).

Income Taxes

The provision for income taxes was calculated at an effective rate of 38.4% and 38.3% for the first three months of 2015 and 2014, respectively.

Segment Comparison of Three Months Ended March 28, 2015 to Three Months Ended March 29, 2014

Franchising Segment Operating Income

The franchising segment’s operating income for the first three months of 2015 increased by $0.9 million to $5.6 million from $4.7 million for the first three months of 2014.  The increase in segment contribution was primarily due to increased royalty revenue.

Leasing Segment Operating Income

The leasing segment’s operating income for the first three months of 2015 increased by $1.6 million to $4.3 million from $2.7 million for the first three months of 2014.  The increase in segment contribution was due to an increase in leasing income net of leasing expense.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the consolidated condensed statement of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.

We ended the first quarter of 2015 with $2.2 million in cash and cash equivalents compared to $2.4 million in cash and cash equivalents at the end of the first quarter of 2014.

Operating activities provided $11.7 million of cash during the first three months of 2015 compared to $7.0 million provided during the same period last year.  The increase in cash provided by operating activities in the first three months of 2015 compared to 2014 was primarily due to the increase in net income and a decrease in cash paid for income taxes.

Investing activities provided $1.5 million of cash during the first three months of 2015.  The 2015 activities consisted primarily of principal collections on lease receivables of $9.2 million and the purchase of equipment for lease customers of $7.9 million.

Financing activities used $13.2 million of cash during the first three months of 2015.  Our most significant financing activities during the first quarter of 2015 consisted of net payments on our line of credit of $12.9 million and $0.3 million for the payment of dividends.  (See Note 8 — “Shareholders’ Equity” and Note 9 — “Line of Credit”).

As of March 28, 2015, we had no off balance sheet arrangements.

As of March 28, 2015, our borrowing availability under our credit agreement with The PrivateBank and Trust Company and BMO Harris Bank, N.A. (the “Line of Credit”) was $35.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $5.6 million in borrowings outstanding at March 28, 2015 under the Line of Credit bearing interest at 3.25%, leaving $29.4 million available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of March 28, 2015, we were in compliance with all of our financial covenants.

On April 15, 2015, we announced the commencement of a self-tender to purchase up to 875,000 shares, or approximately 17.5% of our outstanding common stock, for a price of $84.72 per share (the “Tender Offer”) for approximately $74.1 million plus expenses.  We intend to finance the Tender Offer with an expansion of our existing Line of Credit as well as an additional term loan.  The tender offer will expire on May 13, 2015, unless extended or withdrawn.

The Tender Offer is subject to a financing condition, if we have not received financing to fund purchases of shares in the Tender Offer in accordance with an increase to our Line of Credit and an agreement in principle with Prudential Investment Management, Inc. (“Prudential”) for a term loan, we will not be required to close the Tender Offer.

On April 14, 2015, the Line of Credit was amended to, among other things:

•                  Provide the consent of the lenders for the Tender Offer;

•                  Increase the aggregate commitments from $35.0 million to $60.0 million to partially fund the Tender Offer;

•                  Extend the termination date from February 28, 2018 to a date that is four years from the effective date of the amendment;

•                  Amend the tangible net worth covenant calculation to remove the effect of the Tender Offer and amend the leverage ratio to allow for an increase in the maximum of such ratio for a period of approximately two years from the effective date of the amendment;

•                  Provide for a change in the applicable margin on the interest rate options based upon the leverage ratio;

•                  Provide for additional LIBOR interest periods of six months and twelve months and remove the fixed rate interest options; and

•                  Permit the Company to sell up to $30 million in term notes to one or more affiliates or managed accounts of Prudential to partially fund the Tender Offer.

The effectiveness of the amendment is subject to the satisfaction or waiver of a number of conditions, including receipt of an intercreditor agreement with Prudential, in form and substance acceptable to the lenders.  If the conditions to the effectiveness of the amendment are not satisfied or waived by the lenders on or before May 29, 2015, the amendment will be void and of no force or effect.  The foregoing discussion is a summary of the amendment to the Line of Credit and is qualified in its entirety by reference to the full text of the amendment, which is referenced by exhibit to this 10-Q and included as Exhibit (b)(2) to the Schedule TO that we filed with the Securities and Exchange Commission on April 15, 2015 for the Tender Offer.

We have also entered into an agreement in principle with Prudential, described below, setting forth the terms and conditions of Prudential’s obligations to lend and the term loan.  The agreement in principle from Prudential describes a term loan summarized as follows:

•                                          Prudential will purchase from us senior notes of up to $25 million with an agreed upon schedule of principal payments;

•                                          The final maturity of the notes is up to 10 years;

•                                          The term notes will bear a fixed interest rate based upon yield to maturity on U.S. treasuries having maturity equal to or closest to the average life of each note plus a credit spread.  The fixed rate indications based upon a seven year average life of the term notes is 5.50% to 6.00% as of the date of the agreement in principle.  Interest will be paid in arrears at our option of monthly, quarterly or semi-annually;

•                                          The term notes will be secured by all of our assets and the term notes will rank pari passu with our obligations to the lenders under the amended Line of Credit;

•                                          The term notes may be prepaid, at our option, in whole or in part (in a minimum amount of $1 million), but prepayments will require payment of a Yield Maintenance Amount, as defined in the agreement in principle; and

•                                          The definitive agreements for the term notes will contain customary affirmative covenants and negative covenants that are substantially the same as those contained in the amended Line of Credit.

Prudential’s purchase of the term notes is subject to satisfaction of a number of conditions, including an intercreditor agreement with the lenders under the amended Line of Credit.

We will incur increased indebtedness in connection with the purchase of shares in the Tender Offer and, as a result, will be more leveraged.  We expect to generate the cash necessary to pay our expenses, finance our leasing business and to pay the principal and interest on all of our outstanding debt from cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate.  Our ability to pay our expenses, finance our leasing business and meet our debt service obligations depends on our future performance, which may be affected by financial, business, economic, and other factors including the risk factors described under Item 1A of our Form 10-K for the fiscal year ended December 27, 2014.  If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity.  In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all.  Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase our cost of capital.

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

We believe that the combination of our cash on hand, the cash generated from our franchising business, cash generated from discounting sources, our Line of Credit and anticipated proceeds from the sale of term notes will be adequate to fund our planned operations through 2015.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first three months of 2015, the Company collected $12,000 more than it estimated at December 27, 2014.  As of March 28, 2015, the Company’s royalty receivable was $1,066,300.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated condensed balance sheet.  As of March 28, 2015, deferred franchise fees were $2,104,200.

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

Forward Looking Statements

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, the Company’s belief that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, the Company’s intent to finance the Tender Offer with an expansion of its existing Credit Facility as well as an additional term loan, as well as its disclosures regarding market rate risk are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions.  See the section appearing in our Annual Report on Form 10-K for the fiscal year ended

December 27, 2014 entitled “Risk Factors” and Part II, Item 1A in this Report for a more complete discussion of certain factors that may cause the Company’s actual results to differ from those in its forward looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial markets risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At March 28, 2015, the Company had available a $35.0 million line of credit with The PrivateBank and Trust Company and BMO Harris Bank, N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (less than three months) or the bank’s index rate for borrowings one year or greater.  The Company had $5.6 million of debt outstanding at March 28, 2015 under this line of credit, all of which was in the form of short-term borrowings subject to daily changes in the bank’s base rate.  The Company’s earnings would be affected by changes in these short-term interest rates.  With the Company’s borrowings at March 28, 2015, a one percent increase in short-term rates would reduce annual pretax earnings by $56,000.  The Company had no interest rate derivatives in place at March 28, 2015.

None of the Company’s cash and cash equivalents at March 28, 2015 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Although the Company conducts business in foreign countries, international operations are not material to its consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to the Company’s results of operations for the three months ended March 28, 2015.  Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on its future costs or on future cash flows it would receive from its foreign activity.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 1A:  Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 27, 2014.  If any of those factors were to occur, they could materially adversely affect our financial condition or future results, and could cause our actual results to differ materially from those expressed in its forward-looking statements in this report.  We are aware of no material changes to the Risk Factors discussed in our Annual Report on Form 10-K for the year ended December 27, 2014, other than the following:

On April 15, 2015, we announced the commencement of a self-tender to purchase up to 875,000 shares, or approximately 17.5% of our outstanding common stock, for a price of $84.72 per share (the “Tender Offer”) for approximately $74.1 million plus expenses.  We intend to finance the Tender Offer with an expansion of our existing Line of Credit as well as an additional term loan.  The tender offer will expire on May 13, 2015, unless extended or withdrawn.

The Tender Offer is subject to a financing condition, whereby if we shall not have received financing to fund purchases of shares in the Tender Offer in accordance with an increase to our Line of Credit and an agreement in principle with Prudential Investment Management, Inc. (“Prudential”) for a term loan, we will not be required to close the Tender Offer.

We will incur increased indebtedness in connection with the purchase of shares in the Tender Offer and, as a result, will be more leveraged.  We expect to generate the cash necessary to pay our expenses, finance our leasing business and to pay the principal and interest on all of our outstanding debt from cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate.  Our ability to pay our expenses, finance our leasing business and meet our debt service obligations depends on our future performance, which may be affected by financial, business, economic, and other factors including the risk factors described under Item 1A of our Form 10-K for the fiscal year ended December 27, 2014.  If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity.  In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all.  Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase our cost of capital.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan

December 28, 2014 to January 31, 2015	—	$—	—	166,700
February 1, 2015 to February 28, 2015	—	$—	—	166,700
March 1, 2015 to March 28, 2015	—	$—	—	166,700

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

10.1                        Amendment No. 4 to Credit Agreement dated April 14, 2015(3)

31.1                        Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2                        Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1                        Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2                        Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101                           Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended March 28, 2015, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of  Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

*Filed Herewith

(1)                                 Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)                                 Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

(3)                                 Incorporated by reference to Exhibit (b)(2) to the Schedule TO filed on April 15, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINMARK CORPORATION

Date: April 23, 2015	By:	/s/ John L. Morgan
John L. Morgan Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: April 23, 2015	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED MARCH 28, 2015

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)

3.2	By-laws, as amended and restated to date (Exhibit 3.2)(2)

10.1	Amendment No. 4 to Credit Agreement dated April 14, 2015(3)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended March 28, 2015, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

*Filed Herewith

(1)                     Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)                     Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

(3)                     Incorporated by reference to Exhibit (b)(2) to the Schedule TO filed on April 15, 2015.