Form 10-Q
period 2015-09-26
WINMARK CORP
filed 2015-10-21
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015

or

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

Common stock, no par value, 4,128,031 shares outstanding as of October 12, 2015.

WINMARK CORPORATION AND SUBSIDIARIES

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	CONSOLIDATED CONDENSED BALANCE SHEETS: September 26, 2015 and December 27, 2014	3

	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS: Three Months Ended September 26, 2015 and September 27, 2014 Nine Months Ended September 26, 2015 and September 27, 2014	4

	CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME: Three Months Ended September 26, 2015 and September 27, 2014 Nine Months Ended September 26, 2015 and September 27, 2014	5

	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS: Nine Months Ended September 26, 2015 and September 27, 2014	6

	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	7 – 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

	SIGNATURES	28

PART I.                                                    FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 26, 2015	December 27, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$1,060,700	$2,089,700
Marketable securities	226,500	466,800
Receivables, less allowance for doubtful accounts of $600 and $1,600	1,314,200	1,328,200
Net investment in leases - current	18,260,700	19,831,600
Income tax receivable	855,000	4,163,900
Inventories	59,600	93,500
Prepaid expenses	757,500	467,400
Total current assets	22,534,200	28,441,100
Net investment in leases - long-term	21,994,700	24,188,900
Property and equipment, net	1,218,800	1,420,300
Other assets	607,500	677,500
Deferred income taxes	419,400	—
	$46,774,600	$54,727,800

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Line of credit	$—	$18,500,000
Notes payable, net of unamortized debt issuance costs of $11,300	1,988,700	—
Accounts payable	1,208,400	1,955,500
Accrued liabilities	3,139,800	1,759,200
Discounted lease rentals	75,800	227,300
Deferred revenue	2,139,200	2,142,600
Deferred income taxes	2,846,400	4,412,600
Total current liabilities	11,398,300	28,997,200
Long-Term Liabilities:
Line of credit	46,200,000	—
Notes payable, net of unamortized debt issuance costs of $96,800	22,403,200	—
Discounted lease rentals	—	25,800
Deferred revenue	1,536,100	1,347,800
Other liabilities	1,248,800	1,403,200
Deferred income taxes	—	1,344,300
Total long-term liabilities	71,388,100	4,121,100
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 4,128,031 and 4,998,512 shares issued and outstanding	434,700	422,400
Accumulated other comprehensive loss	(33,700)	(37,100)
Retained earnings (accumulated deficit)	(36,412,800)	21,224,200
Total shareholders’ equity (deficit)	(36,011,800)	21,609,500
	$46,774,600	$54,727,800

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
REVENUE:
Royalties	$11,286,100	$10,725,000	$31,226,700	$28,735,800
Leasing income	3,247,000	4,121,800	16,919,900	11,655,000
Merchandise sales	762,300	786,100	2,182,300	2,259,900
Franchise fees	483,200	558,200	1,253,500	1,514,700
Other	220,900	213,300	917,900	830,500
Total revenue	15,999,500	16,404,400	52,500,300	44,995,900
COST OF MERCHANDISE SOLD	711,600	742,300	2,055,600	2,156,300
LEASING EXPENSE	173,400	808,500	4,941,300	1,234,200
PROVISION FOR CREDIT LOSSES	38,800	(1,700)	(123,400)	26,100
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,733,900	5,677,600	18,226,700	17,874,500
Income from operations	9,341,800	9,177,700	27,400,100	23,704,800
INTEREST EXPENSE	(687,700)	(150,500)	(1,142,900)	(356,700)
INTEREST AND OTHER INCOME (EXPENSE)	(12,400)	27,200	(61,800)	28,200
Income before income taxes	8,641,700	9,054,400	26,195,400	23,376,300
PROVISION FOR INCOME TAXES	(3,302,100)	(3,431,400)	(10,050,100)	(8,920,600)
NET INCOME	$5,339,600	$5,623,000	$16,145,300	$14,455,700
EARNINGS PER SHARE — BASIC	$1.29	$1.12	$3.53	$2.84
EARNINGS PER SHARE — DILUTED	$1.23	$1.09	$3.39	$2.76
WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	4,128,031	5,022,166	4,568,813	5,093,243
WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	4,338,230	5,156,785	4,758,158	5,235,949

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014

NET INCOME	$5,339,600	$5,623,000	$16,145,300	$14,455,700
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Unrealized net gains (losses) on marketable securities:
Unrealized holding net gains (losses) arising during period	(30,700)	(61,400)	8,000	(56,200)
Reclassification adjustment for net gains included in net income	—	—	(2,300)	(3,800)
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	(30,700)	(61,400)	5,700	(60,000)
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME:
Unrealized net gains/losses on marketable securities:
Unrealized holding net gains/losses arising during period	11,600	23,300	(3,200)	21,400
Reclassification adjustment for net gains included in net income	—	—	900	1,400
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME	11,600	23,300	(2,300)	22,800
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(19,100)	(38,100)	3,400	(37,200)
COMPREHENSIVE INCOME	$5,320,500	$5,584,900	$16,148,700	$14,418,500

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 26, 2015	September 27, 2014
OPERATING ACTIVITIES:
Net income	$16,145,300	$14,455,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	322,800	304,600
Provision for credit losses	(123,400)	26,100
Compensation expense related to stock options	1,255,100	1,037,200
Deferred income taxes	(3,329,900)	(2,858,000)
(Gain) loss on sale of marketable securities	22,800	(12,700)
Deferred initial direct costs	(332,900)	(757,100)
Amortization of deferred initial direct costs	491,700	576,000
Tax benefits on exercised stock options	(16,600)	(74,700)
Change in operating assets and liabilities:
Receivables	14,000	98,900
Income tax receivable / payable	3,323,200	290,900
Inventories	33,900	500
Prepaid expenses	(290,100)	(66,900)
Other assets	70,000	—
Accounts payable	(747,100)	668,000
Accrued and other liabilities	1,133,300	1,522,600
Rents received in advance and security deposits	6,600	114,200
Deferred revenue	184,900	100,400
Net cash provided by operating activities	18,163,600	15,425,700
INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	299,000	603,200
Purchase of marketable securities	(75,800)	(629,800)
Purchase of property and equipment	(121,300)	(423,700)
Purchase of equipment for lease contracts	(18,516,900)	(21,394,100)
Principal collections on lease receivables	22,047,500	15,519,800
Net cash provided by (used for) investing activities	3,632,500	(6,324,600)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	56,500,000	28,400,000
Payments on line of credit	(28,800,000)	(8,400,000)
Proceeds from borrowings on notes payable	25,000,000	—
Payments on notes payable	(500,000)	—
Repurchases of common stock	(74,261,500)	(11,564,800)
Proceeds from exercises of stock options	159,000	392,000
Dividends paid	(939,200)	(26,630,400)
Tax benefits on exercised stock options	16,600	74,700
Net cash used for financing activities	(22,825,100)	(17,728,500)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,029,000)	(8,627,400)
Cash and cash equivalents, beginning of period	2,089,700	10,642,600
Cash and cash equivalents, end of period	$1,060,700	$2,015,200
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$830,400	$301,000
Cash paid for income taxes	$10,056,800	$11,487,700

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

Revenues and operating results for the nine months ended September 26, 2015 are not necessarily indicative of the results to be expected for the full year.

2.     Organization and Business:

The Company offers licenses to operate franchises using the service marks Plato’s Closet®, Once Upon A Child®, Play It Again Sports®, Music Go Round® and Style Encore®.  The Company also operates both middle-market and small-ticket equipment leasing businesses under the Winmark Capital® and Wirth Business Credit® marks.

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

4.     Investments:

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities:

	September 26, 2015		December 27, 2014
	Cost	Fair Value	Cost	Fair Value
Equity securities	$280,600	$226,500	$526,600	$466,800

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive loss are as follows:

	September 26, 2015	December 27, 2014
Unrealized gains	$—	$3,300
Unrealized losses	(54,100)	(63,100)
Net unrealized losses	$(54,100)	$(59,800)

The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Realized gains	$—	$12,200	$13,400	$39,000
Realized losses	—	—	(36,200)	(26,300)
Net realized gains/(losses)	$—	$12,200	$(22,800)	$12,700

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

5.     Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	September 26, 2015	December 27, 2014
Direct financing and sales-type leases:
Minimum lease payments receivable	$36,246,600	$40,739,900
Estimated residual value of equipment	4,811,200	4,347,100
Unearned lease income net of initial direct costs deferred	(4,983,200)	(6,061,100)
Security deposits	(3,274,900)	(3,253,200)
Equipment installed on leases not yet commenced	8,326,000	8,364,100
Total investment in direct financing and sales-type leases	41,125,700	44,136,800
Allowance for credit losses	(882,000)	(386,000)
Net investment in direct financing and sales-type leases	40,243,700	43,750,800
Operating leases:
Operating lease assets	1,362,100	806,100
Less accumulated depreciation and amortization	(1,350,400)	(536,400)
Net investment in operating leases	11,700	269,700
Total net investment in leasing operations	$40,255,400	$44,020,500

As of September 26, 2015, the $40.3 million total net investment in leases consists of $18.3 million classified as current and $22.0 million classified as long-term.  As of December 27, 2014, the $44.0 million total net investment in leases consists of $19.8 million classified as current and $24.2 million classified as long-term.

As of September 26, 2015, leased assets with three customers approximated 18%, 13% and 12%, respectively, of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2015 and the full fiscal years thereafter as of September 26, 2015:

	Direct Financing and Sales-Type Leases		Operating Leases
	Minimum Lease Payments Receivable	Income Amortization	Minimum Lease Payments Receivable
2015	$6,320,200	$1,228,500	$7,600
2016	18,984,100	2,939,300	—
2017	9,748,000	789,800	—
2018	1,192,300	25,600	—
2019	2,000	—	—
Thereafter	—	—	—
	$36,246,600	$4,983,200	$7,600

The activity in the allowance for credit losses for leasing operations during the first nine months of 2015 and 2014, respectively, is as follows:

	September 26, 2015	September 27, 2014
Balance at beginning of period	$386,000	$822,700
Provisions charged to expense	(123,400)	26,100
Recoveries	628,700	98,500
Deductions for amounts written-off	(9,300)	(20,100)
Balance at end of period	$882,000	$927,200

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	September 26, 2015		December 27, 2014
	Investment In Leases	Allowance for Credit Losses	Investment In Leases	Allowance for Credit Losses
Collectively evaluated for loss potential	$41,125,700	$882,000	$44,136,800	$386,000
Individually evaluated for loss potential	—	—	—	—
Total	$41,125,700	$882,000	$44,136,800	$386,000

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

	September 26, 2015
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$39,972,700	$—	$—	$—	$39,972,700
Small-Ticket	1,153,000	—	—	—	1,153,000
Total Investment in Leases	$41,125,700	$—	$—	$—	$41,125,700

	December 27, 2014
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$42,948,000	$—	$—	$—	$42,948,000
Small-Ticket	1,188,800	—	—	—	1,188,800
Total Investment in Leases	$44,136,800	$—	$—	$—	$44,136,800

6.              Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition that supersedes existing revenue recognition guidance (but does not apply to nor supersede accounting guidance for lease contracts).  The ASU’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  As a result of the FASB’s issuance of ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for all entities by one year, such ASU is effective for reporting periods beginning after December 15, 2017, and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  The new standard will become effective for the Company beginning with the first quarter of fiscal 2018.  The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated results.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge (as an asset).  The ASU is effective for reporting periods beginning after December 15, 2015, but early adoption is permitted.  The Company early adopted the ASU for the fiscal year ending December 26, 2015, and applied its provision retrospectively.  The adoption of this ASU resulted in the classification of $108,100 of unamortized debt issuance costs related to Notes Payable as long-term debt within the Company’s Consolidated Condensed Balance Sheet as of September 26, 2015.  As the ASU is only applicable to debt issuance costs incurred by the Company for its Note Payable in fiscal 2015, no prior period information has been retrospectively adjusted.  Other than this classification, the adoption of this ASU did not have an impact on the Company’s consolidated condensed financial statements.

7.     Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Denominator for basic EPS — weighted average common shares	4,128,031	5,022,166	4,568,813	5,093,243
Dilutive shares associated with option plans	210,199	134,619	189,345	142,706
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	4,338,230	5,156,785	4,758,158	5,235,949
Options excluded from EPS calculation — anti-dilutive	5,309	32,169	16,961	25,676

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

On July 29, 2015, the Company’s Board of Directors approved the payment of a $0.07 per share quarterly cash dividend to shareholders of record at the close of business on August 12, 2015, which was paid on September 1, 2015.

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

Under a previous Board of Directors’ authorization, as of September 26, 2015, the Company has the ability to repurchase an additional 166,700 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

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

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of September 26, 2015 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 27, 2014	597,700	$48.50	6.93	$20,973,700
Granted	39,700	91.93
Exercised	(5,106)	40.52
Outstanding at September 26, 2015	632,294	$51.29	6.41	$30,798,700
Exercisable at September 26, 2015	397,392	$38.58	5.28	$24,405,900

The fair value of options granted under the Option Plans during the first nine months of 2015 and 2014 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Nine Months Ended
	September 26, 2015	September 27, 2014
Risk free interest rate	1.68%	1.80%
Expected life (years)	6	6
Expected volatility	30.8%	34.1%
Dividend yield	1.34%	1.80%
Option fair value	$25.48	$19.23

During the nine months ended September 26, 2015, option holders surrendered 587 shares of previously owned common stock as payment for option shares exercised as provided for by the Option Plans.  All unexercised options at September 26, 2015 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $1,255,100 and $1,037,200 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first nine months of 2015 and 2014, respectively.  As of September 26, 2015, the Company had $3.6 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.3 years.

A reconciliation of common shares outstanding and total equity (deficit) from December 27, 2014 to September 26, 2015 is as follows:

	Common Shares	Total Equity (Deficit)
BALANCE, December 27, 2014	4,998,512	$21,609,500
Repurchase of common stock	(875,000)	(74,261,500)
Stock options exercised and related tax benefits	4,519	175,600
Compensation expense relating to stock options	—	1,255,100
Cash dividends	—	(939,200)
Comprehensive income	—	16,148,700
BALANCE, September 26, 2015	4,128,031	$(36,011,800)

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

During the first nine months of 2015, the Line of Credit was used to finance in part the Tender Offer and has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of September 26, 2015, the Company was in compliance with all of its financial covenants.  There were $46.2 million in borrowings outstanding under the line of credit bearing interest ranging from 2.46% to 3.25%, leaving $13.8 million available for additional borrowings.

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and tangible net worth and maximum levels of leverage (all as defined within the Note Agreement).  As of September 26, 2015, the Company was in compliance with all of its financial covenants.

In connection with the Note Agreement, the Company incurred $112,800 in debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

10.  Discounted Lease Rentals:

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average interest rate of 3.25% at September 26, 2015 on a non-recourse basis.

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

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenue:
Franchising	$12,752,500	$12,282,600	$35,580,400	$33,340,900
Leasing	3,247,000	4,121,800	16,919,900	11,655,000
Total revenue	$15,999,500	$16,404,400	$52,500,300	$44,995,900

Reconciliation to operating income:
Franchising segment contribution	$7,827,500	$7,132,700	$19,679,000	$17,145,100
Leasing segment contribution	1,514,300	2,045,000	7,721,100	6,559,700
Total operating income	$9,341,800	$9,177,700	$27,400,100	$23,704,800

Depreciation:
Franchising	$85,900	$80,700	$255,800	$240,400
Leasing	22,700	21,500	67,000	64,200
Total depreciation	$108,600	$102,200	$322,800	$304,600

	As of
	September 26, 2015	December 27, 2014
Identifiable assets:
Franchising	$3,336,100	$3,258,300
Leasing	40,739,800	44,870,800
Unallocated	2,698,700	6,598,700
Total	$46,774,600	$54,727,800

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of September 26, 2015, we had 1,133 franchises operating under the Plato’s Closet, Once Upon A Child, Play it Again Sports, Music Go Round and Style Encore brands and had a leasing portfolio of $40.3 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most profitable source of franchising revenue is royalties received from our franchise partners.  During the first nine months of 2015, our royalties increased $2.5 million or 8.7% compared to the first nine months of 2014.

During the first nine months of 2015, we purchased $18.5 million in equipment for lease customers compared to $21.4 million in the first nine months of 2014.  Overall, our leasing portfolio (net investment in leases — current and long-term) decreased to $40.3 million at September 26, 2015 from $44.0 million at December 27, 2014.  Leasing income net of leasing expense during the first nine months of 2015 was $12.0 million compared to $10.4 million in the same period last year.  Fluctuations in period-to-period leasing income and leasing expense result primarily from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the purchases of equipment for lease customers and the medium- to long-term trend in the size of the leasing portfolio.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first nine months of 2015, selling, general and administrative expense increased $0.4 million, or 2.0%, compared to the first nine months of 2014.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first nine months ended September 26, 2015:

					NINE MONTHS ENDED 9/26/15
	TOTAL 12/27/14	OPENED	CLOSED	TOTAL 9/26/15	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Plato’s Closet
Franchises - US and Canada	426	24	0	450	18	18
Once Upon A Child
Franchises - US and Canada	308	13	1	320	17	17
Play It Again Sports
Franchises - US and Canada	301	4	10	295	20	20
Music Go Round
Franchises - US	33	1	1	33	3	3
Style Encore
Franchises - US	24	11	0	35	0	0
Total Franchised Stores	1,092	53	12	1,133	58	58

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the first nine months of 2015, we renewed 58 of the 58 franchise agreements available for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenue:
Royalties	70.5%	65.4%	59.5%	63.9%
Leasing income	20.3	25.1	32.2	25.9
Merchandise sales	4.8	4.8	4.2	5.0
Franchise fees	3.0	3.4	2.4	3.4
Other	1.4	1.3	1.7	1.8
Total revenue	100.0	100.0	100.0	100.0

Cost of merchandise sold	(4.5)	(4.5)	(3.9)	(4.8)
Leasing expense	(1.1)	(4.9)	(9.4)	(2.8)
Provision for credit losses	(0.2)	—	0.2	—
Selling, general and administrative expenses	(35.8)	(34.6)	(34.7)	(39.7)
Income from operations	58.4	56.0	52.2	52.7
Interest expense	(4.3)	(0.9)	(2.2)	(0.8)
Interest and other income (expense)	(0.1)	0.1	(0.1)	—
Income before income taxes	54.0	55.2	49.9	51.9
Provision for income taxes	(20.6)	(20.9)	(19.1)	(19.8)
Net income	33.4%	34.3%	30.8%	32.1%

Comparison of Three Months Ended September 26, 2015 to Three Months Ended September 27, 2014

Revenue

Revenues for the quarter ended September 26, 2015 totaled $16.0 million compared to $16.4 million for the comparable period in 2014.

Royalties and Franchise Fees

Royalties increased to $11.3 million for the third quarter of 2015 from $10.7 million for the third quarter of 2014, a 5.2% increase.  The increase was primarily due to higher Plato’s Closet and Once Upon A Child royalties of $0.2 million and $0.2 million, respectively.  The increase in royalties for these brands is primarily from having 31 additional Plato’s Closet and 16 additional Once Upon A Child franchise stores in the third quarter of 2015 compared to the same period in 2014.

Franchise fees decreased to $483,200 for the third quarter of 2015 compared to $558,200 for the third quarter of 2014, primarily as a result of opening 5 fewer franchises in the 2015 period compared to the same period in 2014.

Leasing Income

Leasing income decreased to $3.2 million for the third quarter of 2015 compared to $4.1 million for the same period in 2014.  The decrease is primarily due to the classification of certain leases in the 2014 period as sales-type leases in accordance with accounting guidance applicable to leases as well as a lower level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales decreased to $762,300 for the third quarter of 2015 compared to $786,100 in the same period of 2014.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold decreased to $711,600 for the third quarter of 2015 compared to $742,300 in the same period of 2014.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the third quarter of 2015 and 2014 was 93.3% and 94.4%, respectively.

Leasing Expense

Leasing expense decreased to $0.2 million for the third quarter of 2015 compared to $0.8 million for the third quarter of 2014.  The decrease is primarily due to a decrease in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was $38,800 for the third quarter of 2015 compared to $(1,700) for the third quarter of 2014.

Selling, General and Administrative

Selling, general and administrative expense of $5.7 million for the third quarter of 2015 was comparable to the third quarter of 2014.

Interest Expense

Interest expense increased to $687,700 for the third quarter of 2015 compared to $150,500 for the third quarter of 2014.  The increase is primarily due to higher average corporate borrowings when compared to the same period last year.

Interest and Other Income

During the third quarter of 2015, we had interest and other income (expense) of $(12,400) compared to $27,200 of interest and other income in the third quarter of 2014.  Interest and other income during the third quarter of 2014 included greater investment income from marketable securities than during the third quarter of 2015.

Income Taxes

The provision for income taxes was calculated at an effective rate of 38.2% and 37.9% for the third quarter of 2015 and 2014, respectively.

Comparison of Nine Months Ended September 26, 2015 to Nine Months Ended September 27, 2014

Revenue

Revenues for the first nine months of 2015 totaled $52.5 million compared to $45.0 million for the same period in 2014.

Royalties and Franchise Fees

Royalties increased to $31.2 million for the first nine months of 2015 from $28.7 million for the first nine months of 2014, an 8.7% increase.  The increase was primarily due to higher Plato’s Closet and Once Upon A Child royalties of $1.1 million and $0.8 million, respectively.  The increase in royalties for these brands is due to having 31 additional Plato’s Closet and 16 additional Once Upon A Child franchise stores in the first nine months of 2015 compared to the same period in 2014 as well as higher franchisee retail sales.

Franchise fees decreased to $1.3 million for the first nine months of 2015 compared to $1.5 million for the first nine months of 2014, primarily as a result of opening 20 fewer franchises in the 2015 period compared to the same period in 2014.

Leasing Income

Leasing income increased to $16.9 million for the first nine months of 2015 compared to $11.7 million for the same period in 2014.  The increase is primarily due to a higher level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales decreased to $2.2 million for the first nine months of 2015 compared to $2.3 million in the same period of 2014.  The decrease is primarily due to a decrease in buying group purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold decreased to $2.1 million for the first nine months of 2015 compared to $2.2 million in the same period of 2014.  The decrease was due to a decrease in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first nine months of 2015 and 2014 was 94.2% and 95.4%, respectively.

Leasing Expense

Leasing expense increased to $4.9 million for the first nine months of 2015 compared to $1.2 million for the first nine months of 2014.  The increase is primarily due to an increase in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was $(123,400) for the first nine months of 2015 compared to $26,100 for the first nine months of 2014.  The provision level for the first nine months of 2015 was impacted by net recoveries in the leasing portfolio.  During the first nine months of 2015, we had total net recoveries of $619,400 compared to $78,400 for the first nine months of 2014.

Selling, General and Administrative

Selling, general and administrative expenses increased 2.0% to $18.2 million in the first nine months of 2015 from $17.9 million in the same period of 2014.  The increase was primarily due to an increase in compensation expenses.

Interest Expense

Interest expense increased to $1.1 million for the first nine months of 2015 compared to $0.4 million for the first nine months of 2014.  The increase is primarily due to higher average corporate borrowings when compared to the same period last year.

Interest and Other Income (Expense)

During the first nine months of 2015, we had interest and other income (expense) of $(61,800) compared to $28,200 of interest and other income in the first nine months of 2014.  Interest and other income (expense) during the first nine months of 2015 included losses on sales of marketable securities while interest and other income during the first nine months of 2014 included higher investment income and gains on sales of marketable securities. (See Note 4 — “Investments”).

Income Taxes

The provision for income taxes was calculated at an effective rate of 38.4% and 38.2% for the first nine months of 2015 and 2014, respectively.

Segment Comparison of Three Months Ended

September 26, 2015 to Three Months Ended September 27, 2014

Franchising Segment Operating Income

The franchising segment’s operating income for the third quarter of 2015 increased by $0.7 million to $7.8 million from $7.1 million for the third quarter of 2014.  The increase in segment contribution was primarily due to increased royalty revenue.

Leasing Segment Operating Income

The leasing segment’s operating income for the third quarter of 2015 decreased by $0.5 million to $1.5 million from $2.0 million for the third quarter of 2014.  The decrease in segment contribution was primarily due to a decrease in leasing income net of leasing expense.

Segment Comparison of Nine Months Ended

September 26, 2015 to Nine Months Ended September 27, 2014

Franchising Segment Operating Income

The franchising segment’s operating income for the first nine months of 2015 increased by $2.6 million to $19.7 million from $17.1 million for the first nine months of 2014.  The increase in segment contribution was primarily due to increased royalty revenue.

Leasing Segment Operating Income

The leasing segment’s operating income for the first nine months of 2015 increased by $1.1 million to $7.7 million from $6.6 million for the first nine months of 2014.  The increase in segment contribution was primarily due to an increase in leasing income net of leasing expense.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.

We ended the third quarter of 2015 with $1.1 million in cash and cash equivalents compared to $2.0 million in cash and cash equivalents at the end of the third quarter of 2014.

Operating activities provided $18.2 million of cash during the first nine months of 2015 compared to $15.4 million provided during the same period last year.  The increase in cash provided by operating activities in the first nine months of 2015 compared to 2014 was primarily due to the increase in net income and a decrease in cash paid for income taxes.

Investing activities provided $3.6 million of cash during the first nine months of 2015.  The 2015 activities consisted primarily of the purchase of equipment for lease customers of $18.5 million and principal collections on lease receivables of $22.0 million.

Financing activities used $22.8 million of cash during the first nine months of 2015.  Our most significant financing activities during the first nine months of 2015 consisted of $74.3 million to repurchase 875,000 shares of our common stock in the Tender Offer (including fees and expenses), $0.9 million for the payment of dividends and net borrowings on our line of credit and notes payable of $52.2 million with such borrowings incurred primarily to fund in part the Tender Offer.  (See Note 8 — “Shareholders’ Equity (Deficit)” and Note 9 — “Debt”).

As of September 26, 2015, we had no off balance sheet arrangements.

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

During the first nine months of 2015, the Line of Credit was used to finance in part the Tender Offer and has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  There were $46.2 million in borrowings outstanding under the line of credit bearing interest ranging from 2.46% to 3.25%, leaving $13.8 million available for additional borrowings.

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

As of September 26, 2015, we were in compliance with all of the financial covenants under the Line of Credit and Note Agreement.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first nine months of 2015, the Company collected $12,100 more than it estimated at December 27, 2014.  As of September 26, 2015, the Company’s royalty receivable was $1,189,900.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated condensed balance sheet.  As of September 26, 2015, deferred franchise fees were $2,052,600.

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

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At September 26, 2015, the Company had available a $60.0 million line of credit with The PrivateBank and Trust Company and BMO Harris Bank, N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (twelve months or less).  The Company had $46.2 million of debt outstanding at September 26, 2015 under this line of credit, all of which was in the form of short-term borrowings subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates.  With the Company’s borrowings at September 26, 2015, a one percent increase in short-term rates would reduce annual pretax earnings by $462,000  The Company had no interest rate derivatives in place at September 26, 2015.

None of the Company’s cash and cash equivalents at September 26, 2015 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.  The Company’s portfolio of marketable securities is subject to customary equity market risk.

Although the Company conducts business in foreign countries, international operations are not material to its consolidated financial position, results of operations or cash flows.  Additionally, foreign currency transaction gains and losses were not material to the Company’s results of operations for the nine months ended September 26, 2015.  Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on its future costs or on future cash flows it would receive from its foreign activity.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

We incurred increased indebtedness in connection with the purchase of shares in the Tender Offer (see Note 8 — “Shareholders’ Equity (Deficit)” and Note 9 — “Debt”) and, as a result, are more leveraged.  We expect to generate the cash necessary to pay our expenses, finance our leasing business and to pay the principal and interest on all of our outstanding debt from cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate.  Our ability to pay our expenses, finance our leasing business and meet our debt service obligations depends on our future performance, which may be affected by financial, business, economic, and other factors including the risk factors described under Item 1A of our Form 10-K for the fiscal year ended December 27, 2014.  If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity.  In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all.  Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase our cost of capital.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarized the Company’s common stock repurchase during the third quarter of 2015.  No shares were purchased during the quarter.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan

June 28, 2015 to August 1, 2015	—	$—	—	166,700
August 2, 2015 to August 29, 2015	—	$—	—	166,700
August 30, 2015 to September 26, 2015	—	$—	—	166,700

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

31.1                        Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2                        Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1                        Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2                        Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101                           Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended September 26, 2015, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

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

WINMARK CORPORATION

Date: October 21, 2015	By:	/s/ John L. Morgan
John L. Morgan Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: October 21, 2015	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 26, 2015

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended September 26, 2015, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

*Filed Herewith

(1)                     Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)                     Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.