Form 10-K
period 2015-12-26
WINMARK CORP
filed 2016-03-08
CIK 908315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2015, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $178,959,694.

Shares of no par value Common Stock outstanding as of March 4, 2016: 4,108,930 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 27, 2016 have been incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

WINMARK CORPORATION AND SUBSIDIARIES

		PAGE

PART IV

Item 15.	Exhibits and Financial Statement Schedules	54

	SIGNATURES	55

PART I

ITEM 1: BUSINESS

Background

We are a franchisor of five value-oriented retail store concepts that buy, sell and trade gently used merchandise.  Each of our retail store brands emphasizes consumer value by offering high-quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers’ used goods that have been outgrown or are no longer used.  Our concepts also offer a limited amount of new merchandise to customers.  As of December 26, 2015, we had 1,150 franchised stores across the United States and Canada.

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

Our significant assets are located within the United States, and we generate all revenues from United States operations other than franchising revenues from Canadian operations of approximately $2.9 million, $2.9 million and $2.7 million for 2015, 2014 and 2013, respectively.  For additional financial information, please see Item 6 — Selected Financial Data and Item 8 — Financial Statements and Supplementary Data.  We were incorporated in Minnesota in 1988.

Franchise Operations

Our retail brands with their fiscal year 2015 system-wide sales, defined as estimated revenues generated by all franchise owned locations, are summarized as follows:

Plato’s Closet® - $432 million.

We began franchising the Plato’s Closet brand in 1999.  Plato’s Closet stores buy and sell used clothing and accessories geared toward the teenage and young adult market.  Customers have the opportunity to sell their used items to Plato’s Closet stores and to purchase quality used clothing and accessories at prices lower than new merchandise.

Once Upon A Child® - $298 million.

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

Play It Again Sports® - $225 million.

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

Music Go Round® - $28 million.

We began franchising the Music Go Round brand in 1994.  Music Go Round stores buy, sell, trade and consign used and, to a lesser extent, new musical instruments, speakers, amplifiers, music-related electronics and related accessories.

Style Encore® - $19 million.

In January 2013, we announced the development of an additional retail concept focused on buying and selling used women’s apparel, shoes and accessories, branded as Style Encore.  Customers have the opportunity to sell their used items to Style Encore stores and to purchase quality used clothing, shoes and accessories at prices lower than new merchandise.  We began awarding franchises in May 2013.  As of December 26, 2015, there were 38 franchises in operation under the brand, with an additional 29 franchises awarded but not yet open.

The following table presents the royalties and franchise fees contributed by our franchised retail brands for each of the past three years and the corresponding percentage of consolidated revenues for each such year:

	Total Royalties and Franchise Fees (in millions)			% of Consolidated Revenue
	2013	2014	2015	2013	2014	2015
Plato’s Closet	$16.9	$18.0	$19.1	30.3%	29.4%	27.5%
Once Upon A Child	10.8	12.1	13.0	19.3	19.7	18.7
Play It Again Sports	9.4	9.4	9.5	16.9	15.4	13.6
Style Encore	0.0	0.6	1.2	—	1.0	1.8
Music Go Round	0.7	0.9	0.9	1.3	1.4	1.3
	$37.8	$41.0	$43.7	67.8%	66.9%	62.9%

The following table presents a summary of our retail brands franchising activity for the fiscal year ended December 26, 2015:

	TOTAL 12/27/14	OPENED	CLOSED	TOTAL 12/26/15	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS	% RENEWED
Plato’s Closet
Franchises - US and Canada	426	31	(1)	456	28	28	100%
Once Upon A Child
Franchises - US and Canada	308	20	(2)	326	23	23	100%
Play It Again Sports
Franchises - US and Canada	301	7	(11)	297	23	23	100%
Style Encore
Franchises - US	24	14	(0)	38	—	—	N/A
Music Go Round
Franchises - US	33	1	(1)	33	4	4	100%
Total Franchised Stores	1,092	73	(15)	1,150	78	78	100%

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

At December 26, 2015, we had 88 signed retail franchise agreements, of which the majority are expected to open in 2016.

We began franchising in Canada in 1991 and, as of December 26, 2015, had 89 franchised retail stores open in Canada.  The Canadian retail stores are operated by franchisees under agreements substantially similar to those used in the United States.

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

We provide centralized buying services, which on a limited basis include credit and billing for the Play It Again Sports franchisees.  Our Play It Again Sports franchise system uses several major vendors for new product including Nautilus, Wilson Sporting Goods, Champro Sporting Goods, Easton Sports, CCM Hockey and Bauer Hockey.  The loss of any of the above vendors would change the vendor mix, but not significantly change our products offered.

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

Each franchisee must execute our franchise agreement and pay an initial franchise fee.  At December 26, 2015, the franchise fee for all brands was $25,000 for an initial store in the U.S. and $29,000CAD for an initial store in Canada.  Once a franchisee opens its initial store, it can open additional stores, in any brand, by paying a $15,000 franchise fee for a store in the U.S. and $17,500CAD for a store in Canada, provided an acceptable territory is available and the franchisee meets the brand’s additional store standards.  The franchise fee for our initial retail store and additional retail store in Canada is based upon the exchange rate applied to the United States franchise fee on the last business day of the preceding fiscal year.  The franchise fee in March 2016 for an initial retail store in Canada will be $34,500CAD, and an additional retail store in Canada will be $21,000CAD.  Typically, the franchisee’s initial store is open for business approximately 12 months from the date the franchise agreement is signed.  The franchise agreement has an initial term of 10 years, with subsequent 10-year renewal periods, and grants the franchisee an exclusive geographic area, which will vary in size depending upon population, demographics and other factors.  Under current franchise agreements, franchisees of the respective brands are required to pay us weekly continuing fees (royalties) equal to the percentage of gross sales outlined in their Franchise Agreements, generally ranging from 4% to 5% for all of our brands except Music Go Round, which is 3%.

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

We believe that renewing a significant number of these franchise relationships is important to the success of the Company.  During the past three years, we renewed 98% of franchise agreements up for renewal.

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

Equipment Leasing Operations

We operate a middle-market leasing business through Winmark Capital Corporation, a wholly owned subsidiary.  We operate a small-ticket financing business through Wirth Business Credit, Inc., a wholly owned subsidiary.  We incorporated both of these subsidiaries in April 2004.  To differentiate ourselves from our competitors in the leasing industry, we offer innovative lease and financing products and concentrate on building long-term relationships with our customers and business alliances.

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

Industry

The high-technology equipment industry has been characterized by rapid and continuous advancements permitting broadened user applications and reductions in processing costs.  The introduction of new equipment generally does not cause existing equipment to become obsolete but usually does cause the market value of existing equipment to decrease, reflecting the improved performance per dollar cost of the new equipment.  Users frequently replace equipment as their existing equipment becomes inadequate for their needs or as increased processing capacity is required, creating a secondary market in used equipment.

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

Leasing and Sales Activities

Our middle-market lease products are marketed nationally through our offices in Minneapolis, Minnesota and Santa Barbara, California.

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

Trademarks and Service Marks

Plato’s Closet®, Once Upon A Child®, Play It Again Sports®, Style Encore®, Music Go Round®, Winmark®, Winmark Business Solutions®, Wirth Business Credit® and Winmark Capital®, among others, are our registered service marks.  These marks are of considerable value to our business.  We intend to protect our service marks by appropriate legal action where and when necessary.  Each service mark registration must be renewed every 10 years.  We have taken, and intend to continue to take, all steps necessary to renew the registration of all our material service marks.

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

Employees

As of December 26, 2015, we employed 108 employees.

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

ITEM 1A: RISK FACTORS

We are dependent on franchise renewals.

Each of our franchise agreements is 10 years long.  At the end of the term of each franchise agreement, each franchisee may, if certain conditions are met, “renew” the franchise relationship by signing a new 10-year franchise agreement.  As of December 26, 2015 each of our five franchised retail brands have the following number of franchise agreements that will expire over the next three years:

	2016	2017	2018
Plato’s Closet	31	27	30
Once Upon A Child	30	24	17
Play It Again Sports	13	18	15
Music Go Round	5	5	3
Style Encore	—	—	—
	79	74	65

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

We are subject to credit risk in our lease portfolio and our allowance for credit losses may be inadequate to absorb losses.

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

We may incur concentration of credit risk in our lease portfolio.  As of December 26, 2015, leased assets with three customers represented approximately 48% of our total net investment in leases.

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

We are subject to restrictions in our line of credit and note facilities.  Additionally, we are subject to counter party risk in our line of credit facility.

The terms of our $60.0 million line of credit and $25.0 million note facility impose certain operating and financial restrictions on us and require us to meet certain financial tests including tests related to minimum levels of debt service coverage and tangible net worth and maximum levels of leverage.  As of December 26, 2015, we were in compliance with all of our financial covenants under these facilities; however, failure to comply with these covenants in the future may result in default under one or both of these sources of capital and could result in acceleration of the related indebtedness.  Any such acceleration of indebtedness would have an adverse impact on our business activities and financial condition.

Sustained credit market deterioration could jeopardize the counterparty obligations of one or both of the banks participating in our line of credit facility, which could have an adverse impact on our business if we are not able to replace such credit facility or find other sources of liquidity on acceptable terms.

We have increased our indebtedness.

We incurred increased indebtedness in connection with the purchase of shares in the Tender Offer (see Note 6 — “Shareholders’ Equity (Deficit)” and Note 7 — “Debt”) and, as a result, are more leveraged.  We expect to generate the cash necessary to pay our expenses, finance our leasing business and to pay the principal and interest on all of our outstanding debt from cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate.  Our ability to pay our expenses, finance our leasing business and meet our debt service obligations depends on our future performance, which may be affected by financial, business, economic, and other factors.  If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity.  In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all.  Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase our cost of capital.

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

We may be unable to protect against data security risks.

We have implemented security systems with the intent of maintaining the physical security of our facilities and protecting our employees, franchisees, lessees, customers’, clients’ and suppliers’ confidential information and information related to identifiable individuals against unauthorized access through our information systems or by other electronic transmission or through the misdirection, theft or loss of physical media.  These include, for example, the appropriate encryption of information.  Despite such efforts, we are subject to potential breach of security systems which may result in unauthorized access to our facilities or the information we are trying to protect.  Because the techniques used to obtain unauthorized access are constantly changing and becoming increasingly more sophisticated and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement sufficient preventative measures.  If unauthorized parties gain physical access to one of our facilities or electronic access to our information systems or such information is misdirected, lost or stolen during transmission or transport, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers and clients that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our business.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

We lease 41,016 square feet at our headquarters facility in Minneapolis, Minnesota.  We are obligated to pay rent monthly under the lease, and will pay an average of $652,000 annually over the remaining term that expires in 2019.  We are also obligated to pay estimated taxes and operating expenses as described in the lease, which change annually.  The total rentals, taxes and operating expenses paid may increase if we exercise any of our rights to acquire additional space described in the lease.  Our facilities are sufficient to meet our current and immediate future needs.

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

PART II

ITEM 5:             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders, Dividends

Winmark Corporation’s common stock trades on the NASDAQ Global Market under the symbol “WINA”.  The table below sets forth the high and low sales prices of our common stock as reported by NASDAQ for the quarterly periods indicated:

FY 2015:	First	Second	Third	Fourth
High	$89.08	$105.09	$108.28	$103.91
Low	$79.02	$84.42	$94.68	$82.69

FY 2014:	First	Second	Third	Fourth
High	$93.68	$78.54	$75.40	$85.90
Low	$74.00	$64.19	$64.08	$72.31

At March 4, 2016, there were 4,108,930 shares of common stock outstanding held by approximately 75 shareholders of record.  Shareholders of record do not include holders who beneficially own common stock held in nominee or “street name”.

We declared and paid cash dividends per common share of the following amounts in each of the quarterly periods indicated:

	First	Second	Third	Fourth
FY 2015	$0.06	$0.07	$0.07	$0.07
FY 2014	$5.05	$0.06	$0.06	$0.06

Any future declaration of dividends will be subject to the discretion of our Board of Directors and subject to our results of operations, financial condition, cash requirements, compliance with loan covenants and other factors deemed relevant by our Board of Directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan

September 27, 2015 to October 31, 2015	—	$—	—	166,700
November 1, 2015 to November 28, 2015	—	$—	—	166,700
November 29, 2015 to December 26, 2015	6,518	$90.85	6,518	160,182

(1)                                 The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 5,000,000 shares, of which 160,182 may still be repurchased under the existing authorization.

Performance Graph

In accordance with the rules of the SEC, the following graph compares the performance of our common stock on the NASDAQ Stock Market to the NASDAQ US Benchmark TR composite index and to the NASDAQ US Benchmark Retail TR industry index, of which we are a component.  The graph compares on an annual basis the cumulative total shareholder return on $100 invested on December 23, 2010 through our fiscal year ended December 26, 2015 and assumes reinvestment of all dividends.  The performance graph is not necessarily indicative of future investment performance.

ITEM 6: SELECTED FINANCIAL DATA

The following table sets forth selected financial information for the periods indicated.  The information should be read in conjunction with the consolidated financial statements and related notes discussed in Items 8 and 15, and Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed in Item 7.

	Fiscal Year Ended
	(in thousands except per share data)
	December 26, 2015	December 27, 2014	December 28, 2013	December 29, 2012	December 31, 2011
Revenue:
Royalties	$41,908	$38,972	$36,344	$33,760	$30,361
Leasing income	21,566	16,247	14,524	13,212	16,365
Merchandise sales	2,817	2,729	2,327	2,751	2,481
Franchise fees	1,788	1,990	1,459	1,291	1,081
Other	1,369	1,241	1,077	929	1,047
Total revenue	69,448	61,179	55,731	51,943	51,335
Cost of merchandise sold	2,653	2,620	2,206	2,622	2,366
Leasing expense	5,759	1,631	1,592	1,790	5,116
Provision for credit losses	(150)	63	(45)	(48)	(43)
Selling, general and administrative expenses	24,095	23,806	22,198	20,280	19,048
Income from operations	37,091	33,059	29,780	27,299	24,848
Loss from equity investments(1)	—	—	—	(2,493)	(516)
Impairment of investment in notes	—	—	—	(1,324)	(883)
Interest expense	(1,802)	(484)	(213)	(392)	(112)
Interest and other income (expense)	(64)	14	23	66	45
Income before income taxes	35,225	32,589	29,590	23,156	23,382
Provision for income taxes	(13,425)	(12,522)	(11,358)	(10,218)	(9,287)
Net income	$21,800	$20,067	$18,232	$12,938	$14,095

Earnings per common share - diluted	$4.69	$3.85	$3.48	$2.47	$2.69
Weighted average shares outstanding - diluted	4,652	5,217	5,241	5,238	5,238
Cash dividends per common share	$.27	$5.23	$.19	$5.15	$.11
Balance Sheet Data:
Working capital(2)	$16,920	$3,857	$24,376	$1,971	$19,360
Total assets	47,406	54,728	53,036	43,539	47,746
Total debt	66,400	18,500	—	10,800	—
Shareholders’ equity (deficit)	(30,674)	21,610	38,145	17,928	35,109
Selected Financial Ratios:
Return on average assets	42.7%	37.2%	37.8%	28.3%	31.4%
Return on average equity	N/A	67.2%	65.0%	48.8%	48.5%

(1)         Included in loss from equity investments is a $1.8 million impairment charge for the Company’s investment in Tomsten, Inc. in 2012.  As of December 26, 2015, the Company has no remaining carrying value for this investment.

(2)         Prior year balances of deferred tax assets (liabilities) have been revised to reflect current year presentation.  (See Note 2 — “Significant Accounting Policies”).

ITEM 7:             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of December 26, 2015, we had 1,150 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands and had a leasing portfolio of $39.0 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchise partners.  During 2015, our royalties increased $2.9 million or 7.5% compared to 2014.

Leasing income net of leasing expense in 2015 was $15.8 million compared to $14.6 million in 2014.  Fluctuations in period-to-period leasing income and leasing expense result primarily from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the purchases of equipment for lease customers and the medium- to long-term trend in the size of the leasing portfolio.  During 2015, we purchased $22.2 million in equipment for lease customers compared to $27.5 million in 2014 and $20.7 million in 2013.  Our leasing portfolio (net investment in leases — current and long-term) was $39.0 million at December 26, 2015 compared to $44.0 million at December 27, 2014 and $37.5 million at December 28, 2013.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During 2015, selling, general and administrative expense increased $0.3 million, or 1.2%, compared to the same period last year.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the fiscal year ended December 26, 2015:

	TOTAL 12/27/14	OPENED	CLOSED	TOTAL 12/26/15	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS	% RENEWED
Plato’s Closet
Franchises - US and Canada	426	31	(1)	456	28	28	100%
Once Upon A Child
Franchises - US and Canada	308	20	(2)	326	23	23	100%
Play It Again Sports
Franchises - US and Canada	301	7	(11)	297	23	23	100%
Style Encore
Franchises - US	24	14	(0)	38	—	—	N/A
Music Go Round
Franchises - US	33	1	(1)	33	4	4	100%
Total Franchised Stores	1,092	73	(15)	1,150	78	78	100%

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  In 2015, we renewed 100% of franchise agreements up for renewal.  This percentage of renewal has ranged between 96% and 100% during the last three years.

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

Results of Operations

The following table sets forth selected information from our Consolidated Statements of Operations expressed as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Fiscal Year Ended			Fiscal 2015	Fiscal 2014
	December 26, 2015	December 27, 2014	December 28, 2013	over (under) 2014	over (under) 2013
Revenue:
Royalties	60.3%	63.7%	65.2%	7.5%	7.2%
Leasing income	31.0	26.6	26.1	32.7	11.9
Merchandise sales	4.1	4.5	4.2	3.2	17.3
Franchise fees	2.6	3.2	2.6	(10.1)	36.3
Other	2.0	2.0	1.9	10.3	15.2
Total revenue	100.0	100.0	100.0	13.5	9.8

Cost of merchandise sold	(3.8)	(4.3)	(4.0)	1.3	18.8
Lease expense	(8.3)	(2.7)	(2.8)	253.2	2.4
Provision for credit losses	0.2	(0.1)	0.1	(338.0)	240.7
Selling, general and administrative expenses	(34.7)	(38.9)	(39.8)	1.2	7.2
Income from operations	53.4	54.0	53.5	12.2	11.0
Interest expense	(2.6)	(0.8)	(0.4)	272.0	126.9
Interest and other income (expense)	(0.1)	—	—	555.0	(40.2)
Income before income taxes	50.7	53.2	53.1	8.1	10.1
Provision for income taxes	(19.3)	(20.4)	(20.4)	7.2	10.2
Net income	31.4%	32.8%	32.7%	8.6%	10.1%

Revenue

Revenues for the year ended December 26, 2015 totaled $69.4 million compared to $61.2 million and $55.7 million for the comparable periods in 2014 and 2013, respectively.

Royalties and Franchise Fees

Royalties increased to $41.9 million for 2015 from $39.0 million for the same period in 2014, a 7.5% increase.  The increase was due to higher Plato’s Closet and Once Upon A Child royalties of $1.3 million and $1.0 million, respectively.  The increase in royalties for these brands is primarily from having 30 additional Plato’s Closet and 18 additional Once Upon A Child franchise stores in 2015 compared to 2014 as well as higher franchisee retail sales.  In 2014, royalties increased $2.6 million compared to 2013.  This increase was primarily due to having 87 additional franchise stores in 2014 compared to 2013.

Franchise fees decreased to $1.8 million for 2015 from $2.0 million for 2014 primarily as a result of opening 22 fewer franchises in 2015 compared to 2014.  Franchise fees in 2014 increased $0.5 million compared to 2013 primarily due to opening 26 more franchises in 2014 compared to 2013.  Franchise fees include initial franchise fees from the sale of new franchises and transfer fees related to the transfer of existing franchises.  Franchise fee revenue is recognized when the franchise opens or when the franchise agreement is assigned to a buyer of a franchise.  An overview of retail brand franchise fees is presented in the Franchising subsection of the Business section (Item 1).

Leasing Income

Leasing income increased to $21.6 million in 2015 compared to $16.2 million for the same period in 2014.  The increase is primarily due to a higher level of equipment sales to customers.  Leasing income in 2014 increased $1.7 million compared to 2013 primarily due to a higher level of equipment sales to customers as well as a larger lease portfolio in 2014 compared to 2013.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales increased to $2.8 million in 2015 from $2.7 million in 2014.  The increase is primarily due to an increase in technology purchases by our franchisees.  Direct Franchisee Sales in 2014 increased $0.4 million compared to 2013 as a result of increased technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold increased to $2.7 million in 2015 from $2.6 million in 2014.  The increase was due to an increase in Direct Franchisee Sales in 2015 discussed above.  Cost of merchandise sold in 2014 increased $0.4 million compared to 2013 due to an increase in Direct Franchisee Sales in 2014 discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for 2015, 2014 and 2013 was 94.2%, 96.0% and 94.8%, respectively.

Leasing Expense

Leasing expense increased to $5.8 million in 2015 compared to $1.6 million in 2014.  The increase is primarily due to an increase in the associated costs of equipment sales to customers discussed above.  Leasing expense in 2014 was comparable to 2013.

Provision for Credit Losses

Provision for credit losses was $(149,700) in 2015 compared to $62,900 in 2014 and ($44,700) in 2013.  The provision levels for 2015 and 2013 were impacted by net recoveries in the leasing portfolio.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 1.2% to $24.1 million in 2015 from $23.8 million in 2014.  The increase was primarily due to an increase in compensation expenses.  The $1.6 million, or 7.2%, increase in selling, general and administrative expenses in 2014 compared to 2013 was primarily due to an increase in compensation and benefits.

Interest Expense

Interest expense increased to $1.8 million in 2015 compared to $0.5 million in 2014.  The increase is primarily due to higher average corporate borrowings during 2015 when compared to 2014.  Interest expense in 2014 increased $0.3 million compared to 2013 due to higher average corporate borrowings during 2014 when compared to 2013.

Interest and Other Income (Expense)

During 2015, we had interest and other income (expense) of $(63,700) compared to $14,000 and $23,400 of interest and other income in 2014 and 2013, respectively.  Income and other income (expense) in 2015 included losses on sales of marketable securities while interest and other income in 2014 included higher investment income and gains on sales of marketable securities.

Income Taxes

The provision for income taxes was calculated at an effective rate of 38.1%, 38.4% and 38.4% for 2015, 2014 and 2013, respectively.  The lower effective rate in 2015 compared to 2014 and 2013 is primarily due to a decrease in state taxes.

Segment Comparison of Fiscal Years 2015, 2014 and 2013

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

	Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Revenue:
Franchising	$47,882,100	$44,931,400	$41,207,100
Leasing	21,565,700	16,247,300	14,524,100
Total revenue	$69,447,800	$61,178,700	$55,731,200

Reconciliation to income from operations:
Franchising segment contribution	$26,891,000	$23,631,800	$21,867,700
Leasing segment contribution	10,199,700	9,427,500	7,912,300
Total income from operations	$37,090,700	$33,059,300	$29,780,000

Franchising Segment Operating Income

The franchising segment’s 2015 operating income increased by $3.3 million, or 13.8%, to $26.9 million from $23.6 million for 2014.  The increase in segment contribution was primarily due to increased royalty revenues.  The $1.8 million increase in the franchising segment’s 2014 operating income from 2013 was primarily due to increased royalty revenues partially offset by an increase in selling, general and administrative expenses.

Leasing Segment Operating Income

The leasing segment’s operating income for 2015 increased by $0.8 million, or 8.2%, to $10.2 million from $9.4 million for 2014.  The increase in segment contribution was due to an increase in leasing income net of leasing expense partially offset by an increase in selling, general and administrative expenses.  The $1.5 million increase in the leasing segment’s 2014 operating income from 2013 was due to an increase in leasing income net of leasing expense.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the Consolidated Statements of Operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.

We ended 2015 with $1.0 million in cash and cash equivalents compared to $2.1 million in cash and cash equivalents at the end of 2014.

Operating activities provided $22.3 million of cash during 2015 compared to $18.0 million provided during 2014 and $21.6 million provided during 2013.  The increase in cash provided by operating activities in 2015 compared to 2014 was primarily due to the increase in net income and a decrease in cash paid for income taxes.  A contributing factor to the decrease in cash provided by operating activities in 2014 compared to 2013 was an increase in cash paid for income taxes of $6.1 million.

Investing activities provided $4.5 million of cash during 2015 compared to $7.1 million used during 2014 and $4.0 million used during 2013.  Our most significant investing activities consist of the purchase of equipment for lease contracts and principal collections on lease receivables, as our franchising business is not capital intensive.  Purchase of equipment for lease customers in 2015 was $22.2 million compared to $27.5 million in 2014 and $20.7 million in 2013.  During 2015, principal collections on lease receivables were $26.6 million compared to $20.7 million during 2014 and $17.8 million during 2013.

Financing activities used $27.9 million of cash during 2015 compared to $19.5 million used during 2014 and $9.2 million used during 2013.  Our most significant financing activities over the past three years have consisted of net borrowings/payments on our debt facilities, the payment of dividends, repurchase of common stock, and net proceeds and tax benefits received from the exercise of stock options.  During 2013, we paid off $10.8 million remaining on the line of credit, paid dividends of $1.0 million, repurchased 28,422 shares of our common stock for $1.9 million and received net proceeds and tax benefits from the exercise of stock options of $3.7 million.  During 2014, we paid $26.9 million in cash dividends (including a $5.00 per share special cash dividend) and used $11.6 million to purchase 166,030 shares of our common stock.  Net borrowings on our line of credit of $18.5 million during 2014 were associated with these activities.  During 2015, we paid $1.2 million in cash dividends and used $74.9 million to purchase 881,518 shares of our common stock including $74.3 million to repurchase 875,000 shares of our common stock in a tender offer (the “Tender Offer”).  Net borrowings on our line of credit and notes payable of $47.9 million during 2015 were associated with these activities. (See Note 6 — “Shareholders’ Equity (Deficit)” and Note 7 — “Debt”).

We have debt obligations and future operating lease commitments for our corporate headquarters and satellite office space.  As of December 26, 2015, we had no other material outstanding commitments.  (See Note 11 — “Commitments and Contingencies”).  The following table summarizes our significant future contractual obligations at December 26, 2015:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Line of Credit(1)(3)	$42,400,000	$—	$—	$42,400,000	$—
Notes payable(2)(3)	31,053,800	3,278,800	6,227,500	6,284,100	15,263,400
Operating Lease Obligations	2,566,100	691,200	1,423,800	451,100	—
Total Contractual Obligations	$76,019,900	$3,970,000	$7,651,300	$49,135,200	$15,263,400

(1)   In addition to the principal payments noted in the table, the Company will incur interest expense on such variable rate debt.  Interest rates on amounts outstanding under the Line of Credit at December 26, 2015, ranged from 2.60% to 3.50%.

(2)   Includes interest payable quarterly at 5.50% assuming principal payments in accordance with amortizing schedule.

(3)   Refer to Part II, Item 8 in this report under Note 7 — “Debt” for additional information regarding long-term debt.

As of December 26, 2015, we had no off-balance sheet arrangements.

We have a revolving credit with The PrivateBank and Trust Company and BMO Harris Bank N.A. (the “Line of Credit”).

In April 2015, the Line of Credit was amended to, among other things:

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

During 2015, the Line of Credit was used to finance in part the Tender Offer and has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  There were $42.4 million in borrowings outstanding under the line of credit bearing interest ranging from 2.60% to 3.50%, leaving $17.6 million available for additional borrowings.

The Line of Credit allows us to choose between two interest rate options in connection with our borrowings.  The interest rate options are the Base Rate (as defined) and the LIBOR Rate (as defined) plus an applicable margin as of December 26, 2015 of 0% and 2.25%, respectively.  Interest periods for LIBOR borrowings can be one, two, three, six or twelve months, as selected by us.  The Line of Credit also provides for non-utilization fees of 0.25% per annum on the daily average of the unused commitment.

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

As of December 26, 2015, we were in compliance with all of the financial covenants under the Line of Credit and Note Agreement.

We incurred increased indebtedness in connection with the purchase of shares in the Tender Offer and, as a result, are more leveraged.  We expect to generate the cash necessary to pay our expenses, finance our leasing business and to pay the principal and interest on all of our outstanding debt from cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate.  Our ability to pay our expenses, finance our leasing business and meet our debt service obligations depends on our future performance, which may be affected by financial, business, economic, and other factors including the risk factors described under Item 1A of this report.  If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity.  In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all.  Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase our cost of capital.

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

We believe that the combination of our cash on hand, the cash generated from our franchising business, cash generated from discounting sources and our Line of Credit will be adequate to fund our planned operations, including leasing activity, through 2016.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During 2015, the Company collected $12,100 more than it estimated at December 27, 2014.  As of December 26, 2015, the Company’s royalty receivable was $1,241,900.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet.  As of December 26, 2015, deferred franchise fees were $1,743,100.

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

ITEM 7A:                                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incurs financial markets risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At December 26, 2015, the Company had available a $60.0 million line of credit with The PrivateBank and Trust Company and BMO Harris Bank N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (twelve months or less).  The Company had $42.4 million of debt outstanding at December 26, 2015 under this line of credit all of which was in the form of short-term borrowings subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates.  With the Company’s borrowings at December 26, 2015, a one percent increase in short-term rates would reduce annual pretax earnings by $424,000.  The Company had no interest rate derivatives in place at December 26, 2015.

None of the Company’s cash and cash equivalents at December 26, 2015 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.  The Company’s portfolio of marketable securities is subject to customary equity market risk.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the year ended December 26, 2015, as less than 5% of the Company’s total revenues and 1% of expenses were denominated in a foreign currency.  Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $350,000.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8:                                               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Winmark Corporation and Subsidiaries

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 26, 2015	December 27, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$1,006,700	$2,089,700
Marketable securities	227,800	466,800
Receivables, less allowance for doubtful accounts of $200 and $1,600	1,416,900	1,328,200
Restricted cash	25,000	—
Net investment in leases - current	17,741,500	19,831,600
Income tax receivable	3,290,400	4,163,900
Inventories	45,200	93,500
Prepaid expenses	677,800	467,400
Total current assets	24,431,300	28,441,100
Net investment in leases - long-term	21,246,000	24,188,900
Property and equipment:
Furniture and equipment	3,166,100	3,105,200
Building and building improvements	1,444,200	1,433,200
Less - accumulated depreciation and amortization	(3,488,800)	(3,118,100)
Property and equipment, net	1,121,500	1,420,300
Other assets	607,500	677,500
	$47,406,300	$54,727,800

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Line of credit	$—	$18,500,000
Notes payable, net of unamortized debt issuance costs of $10,000	1,990,000	—
Accounts payable	1,643,300	1,955,500
Accrued liabilities	1,875,700	1,759,200
Discounted lease rentals	38,700	227,300
Deferred revenue	1,963,200	2,142,600
Total current liabilities	7,510,900	24,584,600
Long-term Liabilities:
Line of credit	42,400,000	—
Notes payable, net of unamortized debt issuance costs of $83,500	21,916,500	—
Discounted lease rentals	—	25,800
Deferred revenue	1,421,600	1,347,800
Other liabilities	1,216,300	1,403,200
Deferred income taxes	3,614,800	5,756,900
Total long-term liabilities	70,569,200	8,533,700
Commitments and Contingencies	—	—
Shareholders’ Equity (Deficit):
Common stock, no par, 10,000,000 shares authorized, 4,124,767 and 4,998,512 shares issued and outstanding	406,500	422,400
Accumulated other comprehensive loss	(32,900)	(37,100)
Retained earnings (accumulated deficit)	(31,047,400)	21,224,200
Total shareholders’ equity (deficit)	(30,673,800)	21,609,500
	$47,406,300	$54,727,800

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
REVENUE:
Royalties	$41,908,000	$38,972,400	$36,344,100
Leasing income	21,565,700	16,247,300	14,524,100
Merchandise sales	2,816,900	2,728,600	2,327,100
Franchise fees	1,788,100	1,989,700	1,459,300
Other	1,369,100	1,240,700	1,076,600
Total revenue	69,447,800	61,178,700	55,731,200
COST OF MERCHANDISE SOLD	2,653,100	2,619,900	2,205,700
LEASING EXPENSE	5,759,300	1,630,600	1,592,000
PROVISION FOR CREDIT LOSSES	(149,700)	62,900	(44,700)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	24,094,400	23,806,000	22,198,200
Income from operations	37,090,700	33,059,300	29,780,000
INTEREST EXPENSE	(1,802,200)	(484,500)	(213,500)
INTEREST AND OTHER INCOME (EXPENSE)	(63,700)	14,000	23,400
Income before income taxes	35,224,800	32,588,800	29,589,900
PROVISION FOR INCOME TAXES	(13,425,100)	(12,522,300)	(11,358,300)
NET INCOME	$21,799,700	$20,066,500	$18,231,600
EARNINGS PER SHARE - BASIC	$4.89	$3.96	$3.60
EARNINGS PER SHARE - DILUTED	$4.69	$3.85	$3.48
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	4,458,927	5,069,391	5,068,975
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	4,651,527	5,216,914	5,241,121

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year End
	December 26, 2015	December 27, 2014	December 28, 2013

NET INCOME	$21,799,700	$20,066,500	$18,231,600
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Unrealized net gains (losses) on marketable securities:
Unrealized holding net gains (losses) arising during period	9,300	(47,600)	(100)
Reclassification adjustment for net gains included in net income	(2,300)	(5,600)	—
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	7,000	(53,200)	(100)
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME:
Unrealized net gains/losses on marketable securities:
Unrealized holding net gains/losses arising during period	(3,700)	18,000	—
Reclassification adjustment for net gains included in net income	900	2,200	—
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME	(2,800)	20,200	—
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	4,200	(33,000)	(100)
COMPREHENSIVE INCOME	$21,803,900	$20,033,500	$18,231,500

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

Fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013

	Common Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

BALANCE, December 29, 2012	4,996,459	$—	$17,932,000	$(4,000)	$17,928,000
Repurchase of common stock	(28,422)	(1,854,900)	—	—	(1,854,900)
Stock options exercised and related tax benefits	175,493	3,650,800	—	—	3,650,800
Compensation expense relating to stock options	—	1,153,600	—	—	1,153,600
Cash dividends	—	—	(964,300)	—	(964,300)
Comprehensive income (loss)	—	—	18,231,600	(100)	18,231,500
BALANCE, December 28, 2013	5,143,530	2,949,500	35,199,300	(4,100)	38,144,700
Repurchase of common stock	(166,030)	(4,453,400)	(7,111,400)	—	(11,564,800)
Stock options exercised and related tax benefits	21,012	509,100	—	—	509,100
Compensation expense relating to stock options	—	1,417,200	—	—	1,417,200
Cash dividends	—	—	(26,930,200)	—	(26,930,200)
Comprehensive income (loss)	—	—	20,066,500	(33,000)	20,033,500
BALANCE, December 27, 2014	4,998,512	422,400	21,224,200	(37,100)	21,609,500
Repurchase of common stock	(881,518)	(2,010,600)	(72,843,100)	—	(74,853,700)
Stock options exercised and related tax benefits	7,773	299,900	—	—	299,900
Compensation expense relating to stock options	—	1,694,800	—	—	1,694,800
Cash dividends	—	—	(1,228,200)	—	(1,228,200)
Comprehensive income	—	—	21,799,700	4,200	21,803,900
BALANCE, December 26, 2015	4,124,767	$406,500	$(31,047,400)	$(32,900)	$(30,673,800)

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
OPERATING ACTIVITIES:
Net income	$21,799,700	$20,066,500	$18,231,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	432,600	412,000	431,500
Provision for credit losses	(149,700)	62,900	(44,700)
Compensation expense related to stock options	1,694,800	1,417,200	1,153,600
Deferred income taxes	(2,142,100)	111,900	(499,200)
Loss (gain) on sale of marketable securities	22,800	(8,700)	(25,200)
Loss from disposal of property and equipment	100	2,300	—
Deferred initial direct costs	(416,600)	(850,400)	(444,400)
Amortization of deferred initial direct costs	587,300	754,400	539,900
Tax benefits on exercised stock options	(26,300)	(91,100)	(413,600)
Change in operating assets and liabilities:
Receivables	(88,700)	(122,700)	31,600
Restricted cash	(25,000)	—	—
Income tax receivable/payable	897,000	(3,886,100)	1,647,800
Inventories	48,300	3,200	(25,500)
Prepaid expenses	(210,400)	119,900	(142,100)
Other assets	70,000	—	—
Accounts payable	(312,200)	(485,900)	237,700
Accrued and other liabilities	(147,100)	423,700	(158,300)
Rents received in advance and security deposits	370,600	(55,900)	342,300
Deferred revenue	(105,600)	109,800	785,900
Net cash provided by operating activities	22,299,500	17,983,000	21,648,900
INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	299,000	862,400	774,400
Purchase of marketable securities	(75,800)	(637,200)	(1,399,900)
Purchase of property and equipment	(133,900)	(452,400)	(396,400)
Purchase of equipment for lease contracts	(22,192,800)	(27,547,400)	(20,727,100)
Principal collections on lease receivables	26,603,000	20,724,600	17,755,900
Net cash provided by (used for) investing activities	4,499,500	(7,050,000)	(3,993,100)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	62,300,000	33,900,000	2,000,000
Payments on line of credit	(38,400,000)	(15,400,000)	(12,800,000)
Proceeds from borrowings on notes payable	25,000,000	—	—
Payments on notes payable	(1,000,000)	—	—
Repurchases of common stock	(74,853,700)	(11,564,800)	(1,854,900)
Proceeds from exercises of stock options	273,600	418,000	3,237,200
Dividends paid	(1,228,200)	(26,930,200)	(964,300)
Proceeds from discounted lease rentals	—	—	721,800
Tax benefits on exercised stock options	26,300	91,100	413,600
Net cash used for financing activities	(27,882,000)	(19,485,900)	(9,246,600)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,083,000)	(8,552,900)	8,409,200
CASH AND CASH EQUIVALENTS, beginning of year	2,089,700	10,642,600	2,233,400
CASH AND CASH EQUIVALENTS, end of year	$1,006,700	$2,089,700	$10,642,600
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,492,500	$421,200	$217,500
Cash paid for income taxes	$14,647,400	$16,229,000	$10,135,100
Non-cash landlord leasehold improvements	$—	$—	$187,800

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2015, December 27, 2014 and December 28, 2013

1.                                      Organization and Business:

Winmark Corporation and subsidiaries (the Company) offers licenses to operate franchises using the service marks Plato’s Closet®, Play It Again Sports®, Once Upon A Child®, Style Encore® and Music Go Round®.  In addition, the Company sells point-of-sale system hardware to its franchisees and certain merchandise to its Play It Again Sports franchisees.  The Company also operates both middle market and small-ticket equipment leasing businesses under the Winmark Capital® and Wirth Business Credit® marks.  The Company has a 52/53-week fiscal year that ends on the last Saturday in December.  Fiscal years 2015, 2014 and 2013 were 52-week fiscal years.

Following is a summary of our franchising activity for the fiscal year ended December 26, 2015:

	12/27/14	OPENED	CLOSED	12/26/15
Plato’s Closet
Franchises - US and Canada	426	31	(1)	456
Once Upon A Child
Franchises - US and Canada	308	20	(2)	326
Play It Again Sports
Franchises - US and Canada	301	7	(11)	297
Style Encore
Franchises - US	24	14	(0)	38
Music Go Round
Franchises - US	33	1	(1)	33
Total Franchised Stores	1,092	73	(15)	1,150

2.                                      Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Winmark Capital Corporation, Wirth Business Credit, Inc. and Grow Biz Games, Inc. All material inter-company transactions have been eliminated in consolidation.

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.  Cash equivalents are stated at cost, which approximates fair value.  As of December 26, 2015 and December 27, 2014, the Company had $99,100 and $73,100 of cash located in Canadian banks.  The Company holds its cash and cash equivalents with financial institutions and at times, such balances may be in excess of insurance limits.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2015, December 27, 2014 and December 28, 2013

Receivables

The Company provides an allowance for doubtful accounts on trade receivables.  The allowance for doubtful accounts was $200 and $1,600 at December 26, 2015 and December 27, 2014, respectively.  If receivables in excess of the provided allowance are determined uncollectible, they are charged to expense in the year the determination is made.  Trade receivables are written off when they become uncollectible (which generally occurs when the franchise terminates and there is no reasonable expectation of collection), and payments subsequently received on such receivable are credited to the allowance for doubtful accounts.  Historically, receivables balances written off have not exceeded allowances provided.

Restricted Cash

The Company is required by certain states to maintain initial franchise fees in a restricted bank account until the franchise opens.  The use of these funds by the Company is restricted until the franchise opens.  Cash held in escrow totaled $25,000 at December 26, 2015.

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

December 26, 2015, December 27, 2014 and December 28, 2013

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2015, December 27, 2014 and December 28, 2013

Goodwill

The Company reviews its goodwill for impairment at its fiscal year end or whenever events or changes in circumstances indicate that there has been impairment in the value of its goodwill.  No impairment was noted during the years ended December 26, 2015 and December 27, 2014.  Goodwill of $607,500 is included in other assets in the consolidated balance sheets at December 26, 2015 and December 27, 2014, and is all attributable to the Franchising segment.

Use of Estimates

The preparation of financial statements in conformity with generally accepted U.S. accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The ultimate results could differ from those estimates.  The most significant estimates relate to allowance for credit losses.  These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Advertising

Advertising costs are charged to operating expenses as incurred.  Advertising costs were $199,300, $252,800 and $185,300 for fiscal years 2015, 2014 and 2013, respectively.

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

Revenue Recognition - Franchising

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  The Company had deferred franchise fee revenue of $1,743,100 and $2,005,300 at December 26, 2015 and December 27, 2014, respectively.  The Company recognizes deferred software license fees over the 10-year life of the initial franchise agreement.  The Company had deferred software license fees of $1,591,600 and $1,399,400 at December 26, 2015 and December 27, 2014, respectively.  Merchandise sales are recognized when the product has been shipped to the franchisee.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2015, December 27, 2014 and December 28, 2013

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

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Denominator for basic EPS — weighted average common shares	4,458,927	5,069,391	5,068,975
Dilutive shares associated with option plans	192,600	147,523	172,146
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	4,651,527	5,216,914	5,241,121
Options excluded from EPS calculation — anti-dilutive	22,459	39,240	30,450

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

December 26, 2015, December 27, 2014 and December 28, 2013

Recent Accounting Pronouncements

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge (as an asset).  The ASU is effective for reporting periods beginning after December 15, 2015, but early adoption is permitted.  The Company early adopted the ASU for the fiscal year ended December 26, 2015, and applied its provision retrospectively.  The adoption of this ASU resulted in the classification of $93,500 of unamortized debt issuance costs related to Notes Payable as long-term debt within the Company’s Consolidated Balance Sheet as of December 26, 2015.  As the ASU is only applicable to debt issuance costs incurred by the Company for its Notes Payable in fiscal 2015, no prior period information has been retrospectively adjusted.  Other than this classification, the adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

In November 2015, FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes.  This ASU requires deferred tax assets and liabilities to be classified as noncurrent on the balance sheet.  The Company early adopted the ASU for the fiscal year ended December 26, 2015 and applied its provisions retrospectively to all periods presented.  The adoption of this ASU affects balance sheet presentation, and as of December 27, 2014 it resulted in an increase in long-term deferred income tax liabilities of $4.4 million and a reduction of current deferred income tax liabilities of $4.4 million.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which provides guidance on accounting for leases that supersedes existing lease accounting guidance.  The ASU’s core principle is that a lessee should recognize lease assets and lease liabilities for those leases classified as operating leases under existing lease accounting guidance.  The new standard also makes targeted changes to lessor accounting.  This guidance is effective for reporting periods beginning after December 15, 2018, with early adoption permitted.  The provisions of this guidance are to be applied using a modified retrospective approach, with elective reliefs, which requires application of the guidance for all periods presented.  The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.   Such reclassifications did not impact net income or shareholders’ equity as previously reported.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2015, December 27, 2014 and December 28, 2013

3.                                      Investments:

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities:

	December 26, 2015		December 27, 2014
	Cost	Fair Value	Cost	Fair Value
Equity securities	$280,600	$227,800	$526,600	$466,800

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive income (loss) are as follows:

	Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Unrealized gains	$—	$3,300	$6,800
Unrealized losses	(52,800)	(63,100)	(13,400)
Net unrealized gains / (losses)	$(52,800)	$(59,800)	$(6,600)

The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

	Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Realized gains	$13,400	$40,900	$25,200
Realized losses	(36,200)	(32,200)	—
Net realized gains / (losses)	$(22,800)	$8,700	$25,200

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

4.                                      Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	December 26, 2015	December 27, 2014
Direct financing and sales-type leases:
Minimum lease payments receivable	$37,181,600	$40,739,900
Estimated residual value of equipment	4,511,000	4,347,100
Unearned lease income net of initial direct costs deferred	(4,999,700)	(6,061,100)
Security deposits	(3,640,500)	(3,253,200)
Equipment installed on leases not yet commenced	6,754,200	8,364,100
Total investment in direct financing and sales-type leases	39,806,600	44,136,800
Allowance for credit losses	(859,100)	(386,000)
Net investment in direct financing and sales-type leases	38,947,500	43,750,800
Operating leases:
Operating lease assets	1,083,300	806,100
Less accumulated depreciation and amortization	(1,043,300)	(536,400)
Net investment in operating leases	40,000	269,700
Total net investment in leasing operations	$38,987,500	$44,020,500

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2015, December 27, 2014 and December 28, 2013

As of December 26, 2015, the $39.0 million total net investment in leases consists of $17.7 million classified as current and $21.3 million classified as long-term. As of December 27, 2014, the $44.0 million total net investment in leases consists of $19.8 million classified as current and $24.2 million classified as long-term.

As of December 26, 2015, leased assets with three customers approximated 17%, 12% and 11%, respectively, of the Company’s total assets.  As of December 27, 2014, leased assets with two customers approximated 15% and 10%, respectively, of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows as of December 26, 2015:

	Direct Financing and Sales-Type Leases		Operating Leases
Fiscal Year	Minimum Lease Payments Receivable	Income Amortization	Minimum Lease Payments Receivable
2016	$22,732,100	$3,695,800	$13,300
2017	11,800,100	1,188,500	—
2018	2,647,400	115,400	—
2019	2,000	—	—
2020	—	—	—
Thereafter	—	—	—
	$37,181,600	$4,999,700	$13,300

The activity in the allowance for credit losses for leasing operations during 2015, 2014 and 2013, respectively, is as follows:

	December 26, 2015	December 27, 2014	December 28, 2013
Balance at beginning of period	$386,000	$822,700	$775,800
Provisions charged to expense	(149,700)	62,900	(44,700)
Recoveries	632,200	106,900	127,500
Deductions for amounts written-off	(9,400)	(606,500)	(35,900)
Balance at end of period	$859,100	$386,000	$822,700

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	December 26, 2015		December 27, 2014
	Investment In Leases	Allowance for Credit Losses	Investment In Leases	Allowance for Credit Losses
Collectively evaluated for loss potential	$39,806,600	$859,100	$44,136,800	$386,000
Individually evaluated for loss potential	—	—	—	—
Total	$39,806,600	$859,100	$44,136,800	$386,000

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2015, December 27, 2014 and December 28, 2013

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

	December 26, 2015
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$38,616,600	$—	$—	$—	$38,616,600
Small-Ticket	1,185,800	4,200	—	—	1,190,000
Total Investment in Leases	$39,802,400	$4,200	$—	$—	$39,806,600

	December 27, 2014
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$42,948,000	$—	$—	$—	$42,948,000
Small-Ticket	1,188,800	—	—	—	1,188,800
Total Investment in Leases	$44,136,800	$—	$—	$—	$44,136,800

5.                                      Receivables:

The Company’s current receivables consisted of the following:

	December 26, 2015	December 27, 2014
Trade	$7,600	$18,000
Royalty	1,242,800	1,198,000
Other	166,500	112,200
	$1,416,900	$1,328,200

The activity in the allowance for doubtful accounts for trade receivables is as follows:

	December 26, 2015	December 27, 2014	December 28, 2013
Balance at beginning of year	$1,600	$4,300	$17,300
Provisions charged to expense	1,500	(200)	(3,800)
Deductions for amounts written-off	(2,900)	(2,500)	(9,200)
Balance at end of year	$200	$1,600	$4,300

As part of its normal operating procedures, the Company requires Standby Letters of Credit as collateral for a portion of its trade receivables.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2015, December 27, 2014 and December 28, 2013

6.                                      Shareholders’ Equity (Deficit):

Dividends

In 2015, the Company declared and paid quarterly cash dividends totaling $0.27 per share ($1.2 million).

In 2014, the Company declared and paid quarterly cash dividends totaling $0.23 per share ($1.2 million) and a $5.00 per share special cash dividend (the “2014 Special Dividend”).  The 2014 Special Dividend totaled $25.8 million and was financed by a combination of cash on hand as well as net borrowings under the Line of Credit. (See Note 7 — “Debt”).

In 2013, the Company declared and paid quarterly cash dividends totaling $0.19 per share ($0.96 million).

Repurchase of Common Stock

In April 2015, the Company’s Board of Directors authorized the repurchase of up to 875,000 shares of our common stock for a price of $84.72 per share through a tender offer (the “Tender Offer”).  The Tender Offer began on the date of the announcement, April 15, 2015 and expired on May 13, 2015.  Upon expiration, the Company accepted for payment 875,000 shares for a total purchase price of approximately $74.3 million, including fees and expenses related to the Tender Offer.  The Tender Offer was financed by a combination of cash on hand as well as net borrowings under the Line of Credit and Notes Payable.  (See Note 7 — “Debt”).

In addition to the Tender Offer, during 2015, the Company repurchased 6,518 shares for an aggregate purchase price of $0.6 million or $90.85 per share.  In 2014, the Company repurchased 166,030 shares for an aggregate purchase price of $11.6 million or $69.65 per share.  In 2013, the Company repurchased 28,422 shares for an aggregate purchase price of $1.9 million or $65.26 per share.

Under a previous Board of Directors’ authorization, as of December 26, 2015 the Company has the ability to repurchase an additional 160,182 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2015, December 27, 2014 and December 28, 2013

The Company also sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors Plan”), and has reserved a total of 350,000 shares for issuance to directors of the Company who are not employees.

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of December 26, 2015 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 29, 2012	613,727	$31.46	7.06	$16,010,000
Granted	96,250	71.39
Exercised	(176,700)	18.82
Forfeited	(6,565)	42.20
Outstanding at December 28, 2013	526,712	42.87	7.33	26,446,700
Granted	97,000	73.31
Exercised	(21,012)	19.89
Forfeited	(5,000)	56.85
Outstanding at December 27, 2014	597,700	48.50	6.93	20,973,700
Granted	79,400	91.46
Exercised	(8,360)	38.46
Outstanding at December 26, 2015	668,740	$53.73	6.41	$25,582,300
Exercisable at December 26, 2015	440,577	$41.76	5.29	$22,123,700

The fair value of options granted under the Option Plans during 2015, 2014 and 2013 were estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Risk free interest rate	1.71%	1.75%	1.60%
Expected life (years)	6	6	6
Expected volatility	30.15%	33.2%	32.9%
Dividend yield	1.36%	1.66%	1.65%
Fair value per option granted	$24.88	$21.02	$20.36

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2015, December 27, 2014 and December 28, 2013

Options outstanding as of December 26, 2015 are exercisable as follows:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of Exercise Price	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 12.75 - $ 18.40	52,261	3.03	$13.97	52,261	$13.97
20.32 - 31.19	104,674	3.35	25.20	104,674	25.20
32.92 - 51.17	128,519	5.60	40.82	117,203	39.82
53.34 - 80.32	256,136	7.46	62.87	142,564	58.85
82.72 - 91.93	127,150	9.01	88.18	23,875	82.72
	668,740	6.41	$53.73	440,577	$41.76

The total intrinsic value of options exercised during 2015, 2014 and 2013 was $0.4 million, $1.2 million and $8.7 million, respectively.  The total fair value of shares vested during 2015, 2014 and 2013 was $6.2 million, $5.1 million and $3.9 million, respectively.

During 2015, 2014 and 2013, option holders surrendered 587, 0 and 1,207 shares, respectively, of previously owned common stock as payment for option shares exercised as provided for by the Option Plans.  All unexercised options at December 26, 2015 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $1,694,800, $1,417,200 and $1,153,600 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in 2015, 2014 and 2013, respectively.  As of December 26, 2015, the Company had $4.0 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.5 years.

7.                                      Debt:

Line of Credit

As of December 26, 2015, there was $42.4 million in borrowings outstanding under the Company’s revolving credit facility with The PrivateBank and Trust Company and BMO Harris Bank N.A. (the “Line of Credit”) bearing interest ranging from 2.60% to 3.50%.

During 2014, the Line of Credit was amended to, among other things, amend certain financial covenant calculations to remove the effect of the 2014 Special Dividend in such calculations, to reduce the applicable margin on the interest rate options, and to extend the termination date from February 29, 2016 to February 28, 2018.

In April 2015, the Line of Credit was amended to, among other things:

•                  Provide the consent of the lenders for the Tender Offer;

•                  Increase the aggregate commitments from $35.0 million to $60.0 million to partially fund the Tender Offer;

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2015, December 27, 2014 and December 28, 2013

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

The Line of Credit has been and will continue to be used for general corporate purposes.  During 2015, the Line of Credit was used to finance in part the Tender Offer (as indicated above).  During 2014, the Line of Credit was used to finance in part the 2014 Special Dividend (as indicated above).  Borrowings under the Line of Credit are subject to certain borrowing base limitations, and the Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of December 26, 2015, the Company was in compliance with all of its financial covenants and the Company’s additional borrowing availability under the Line of Credit was $17.6 million.

The Line of Credit allows the Company to choose between two interest rate options in connection with its borrowings.  The interest rate options are the Base Rate (as defined) and the LIBOR Rate (as defined) plus an applicable margin as of December 26, 2015 of 0% and 2.25%, respectively.  Interest periods for LIBOR borrowings can be one, two, three, six or twelve months, as selected by the Company.  The Line of Credit also provides for non-utilization fees of 0.25% per annum on the daily average of the unused commitment.

Notes Payable

In May 2015, the Company entered into a $25.0 million Note Agreement (the “Note Agreement”) with Prudential.  Proceeds from the Note Agreement of $25.0 million were used to finance in part the Tender Offer (as indicated above).

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and tangible net worth and maximum levels of leverage (all as defined within the Note Agreement).  As of December 26, 2015, the Company was in compliance with all of its financial covenants.

In connection with the Note Agreement, the Company incurred $112,800 in debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2015, December 27, 2014 and December 28, 2013

8.                                      Accrued Liabilities:

Accrued liabilities at December 26, 2015 and December 27, 2014 are as follows:

	December 26, 2015	December 27, 2014
Accrued salaries, wages, commissions and bonuses	$414,300	$696,800
Accrued vacation	221,000	208,800
Accrued interest	283,800	43,400
Other	956,600	810,200
	$1,875,700	$1,759,200

9.                                      Discounted Lease Rentals:

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 3.22% at December 26, 2015 on a non-recourse basis.  As of December 26, 2015, all of the liability balance is current.

10.                               Income Taxes:

A reconciliation of the expected federal income tax expense based on the federal statutory tax rate to the actual income tax expense is provided below:

	Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Federal income tax expense at statutory rate (35%)	$12,328,700	$11,406,100	$10,356,500
Change in valuation allowance	(4,400)	(25,800)	7,300
State and local income taxes, net of federal benefit	956,000	897,800	886,200
Permanent differences, including stock option expenses	158,100	144,500	113,000
Other, net	(13,300)	99,700	(4,700)
Actual income tax expense	$13,425,100	$12,522,300	$11,358,300

Components of the provision for income taxes are as follows:

	Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Current:
Federal	$13,486,500	$10,567,100	$10,013,500
State	1,654,800	1,456,400	1,468,600
Foreign	425,900	386,900	375,400
Current provision	15,567,200	12,410,400	11,857,500
Deferred:
Federal	(1,983,200)	134,200	(449,300)
State	(158,900)	(22,300)	(49,900)
Deferred provision	(2,142,100)	111,900	(499,200)
Total provision for income taxes	$13,425,100	$12,522,300	$11,358,300

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2015, December 27, 2014 and December 28, 2013

The tax effects of temporary differences that give rise to the net deferred income tax assets and liabilities are presented below:

	December 26, 2015	December 27, 2014
Deferred tax assets:
Accounts receivable and lease reserves	$345,200	$169,600
Accrued restructuring charge	—	64,200
Non-qualified stock option expense	1,926,400	1,382,400
Deferred franchise and software license fees	810,900	720,900
Trademarks	85,700	91,100
Lease deposits	1,373,000	1,228,300
Loss from and impairment of equity and note investments	4,051,400	4,055,800
Valuation allowance	(4,051,400)	(4,055,800)
Other	372,800	420,100
Total deferred tax assets	4,914,000	4,076,600
Deferred tax liabilities:
Lease revenue and initial direct costs	(8,277,600)	(9,579,400)
Depreciation and amortization	(251,200)	(254,100)
Total deferred tax liabilities	(8,528,800)	(9,833,500)
Total net deferred tax liabilities	$(3,614,800)	$(5,756,900)

During the years ended December 26, 2015, December 27, 2014 and December 28, 2013, $26,300, $91,100 and $413,600 respectively, was directly credited to stockholders’ equity to account for excess tax benefits related to stock option exercises.

The Company has assessed its taxable earnings history and prospective future taxable income.  Based upon this assessment, the Company has determined that it is more likely than not that its deferred tax assets will be realized in future periods and no valuation allowance is necessary, except for the deferred tax assets related to the loss from and impairment of equity and note investments (which are capital losses for tax purposes).  As a result, valuation allowances of $4.1 million and $4.1 million as of December 26, 2015 and December 27, 2014, respectively, have been recorded.

The amount of unrecognized tax benefits, including interest and penalties, as of December 26, 2015 and December 27, 2014, was $489,200 and $465,500, respectively, primarily for potential state taxes.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense for all periods presented.  The Company had accrued approximately $19,300 and $16,500 for the payment of interest and penalties at December 26, 2015 and December 27, 2014, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Total
Balance at December 28, 2013	$383,700
Increases related to current year tax positions	136,500
Additions for tax positions of prior years	1,600
Expiration of the statute of limitations for the assessment of taxes	(72,800)
Balance at December 27, 2014	449,000
Increases related to current year tax positions	114,700
Subtractions for tax positions of prior years	(8,000)
Expiration of the statute of limitations for the assessment of taxes	(85,800)
Balance at December 26, 2015	$469,900

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2015, December 27, 2014 and December 28, 2013

The Company and its subsidiaries file income tax returns in the U.S. federal, numerous state and certain foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011.  We expect various statutes of limitation to expire during the next 12 months.  Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

11.                               Commitments and Contingencies:

Employee Benefit Plan

The Company provides a 401(k) Savings Incentive Plan which covers substantially all employees.  The plan provides for matching contributions and optional profit-sharing contributions at the discretion of the Board of Directors.  Employee contributions are fully vested; matching and profit sharing contributions are subject to a five-year service vesting schedule.  Company contributions to the plan for 2015, 2014 and 2013 were $324,600, $297,400 and $281,900, respectively.

Operating Leases

As of December 26, 2015, the Company rents its corporate headquarters in a facility with a lease that expires in August 2019 as well as satellite office space in California with a lease that expires in January 2019.  These leases require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rent.  Total rent expense under operating leases, inclusive of maintenance, insurance, taxes and other expenses, was $1,063,900 in 2015, $1,026,800 in 2014 and $883,800 in 2013.  As of December 26, 2015, minimum rental commitments under noncancelable operating leases, exclusive of maintenance, insurance, taxes and other expenses, are as follows:

2016	$691,200
2017	705,000
2018	718,800
2019	451,100
2020	—
Thereafter	—
Total	$2,566,100

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

At December 26, 2015 and December 27, 2014, total deferred rent included in our consolidated balance sheets was $0.8 million and $1.0 million, respectively, of which $0.6 million and $0.8 million, respectively was included in other liabilities.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2015, December 27, 2014 and December 28, 2013

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

	Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Revenue:
Franchising	$47,882,100	$44,931,400	$41,207,100
Leasing	21,565,700	16,247,300	14,524,100
Total revenue	$69,447,800	$61,178,700	$55,731,200

Reconciliation to operating income:
Franchising segment contribution	$26,891,000	$23,631,800	$21,867,700
Leasing segment contribution	10,199,700	9,427,500	7,912,300
Total operating income	$37,090,700	$33,059,300	$29,780,000

Depreciation:
Franchising	$341,600	$325,100	$339,600
Leasing	91,000	86,900	91,900
Total depreciation	$432,600	$412,000	$431,500

	As of
	December 26, 2015	December 27, 2014
Identifiable assets:
Franchising	$3,100,900	$3,258,300
Leasing	39,687,400	44,870,800
Unallocated	4,618,000	6,598,700
Total	$47,406,300	$54,727,800

Revenues are all generated from United States operations other than franchising revenues from Canadian operations of $2.9 million, $2.9 million and $2.7 million in each of fiscal 2015, 2014 and 2013, respectively.  All long-lived assets are located within the United States.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2015, December 27, 2014 and December 28, 2013

13.                               Quarterly Financial Data (Unaudited):

The Company’s unaudited quarterly results for the years ended December 26, 2015 and December 27, 2014 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2015
Total Revenue	$21,024,100	$15,476,700	$15,999,500	$16,947,500	$69,447,800
Income from Operations	9,974,100	8,084,200	9,341,800	9,690,600	37,090,700
Net Income	6,054,300	4,751,400	5,339,600	5,654,400	21,799,700
Net Income Per Common Share — Basic	$1.21	$1.04	$1.29	$1.37	$4.89
Net Income Per Common Share — Diluted	$1.17	$1.00	$1.23	$1.31	$4.69
2014
Total Revenue	$14,552,600	$14,038,900	$16,404,400	$16,182,800	$61,178,700
Income from Operations	7,434,500	7,092,600	9,177,700	9,354,500	33,059,300
Net Income	4,551,900	4,280,800	5,623,000	5,610,800	20,066,500
Net Income Per Common Share — Basic	$.88	$.84	$1.12	$1.12	$3.96
Net Income Per Common Share — Diluted	$.86	$.82	$1.09	$1.09	$3.85

The total of basic and diluted earnings per common share by quarter may not equal the totals for the year as there are changes in the weighted average number of common shares outstanding each quarter and basic and diluted earnings per common share are calculated independently for each quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation

We have audited the accompanying consolidated balance sheets of Winmark Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 26, 2015 and December 27, 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 26, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winmark Corporation and subsidiaries as of December 26, 2015 and December 27, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2015 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, the Company adopted new accounting guidance in 2015 related to the presentation of deferred income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 26, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
March 8, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation

We have audited the internal control over financial reporting of Winmark Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 26, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 26, 2015, and our report dated March 8, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
March 8, 2016

ITEM 9:                                               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:                                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective as of December 26, 2015.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 26, 2015.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 26, 2015 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter ended December 26, 2015, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:                                      OTHER INFORMATION

All information required to be reported in a report on Form 8-K during the fourth quarter covered by this Form 10-K has been reported.

PART III

ITEM 10:                                        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Election of Directors,” “Executive Officers,” “Audit Committee,” “Majority of Independent Directors; Committees of Independent Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics and Business Conduct,” appearing in our proxy statement for the annual meeting of stockholders to be held on April 27, 2016 are incorporated herein by reference.

ITEM 11:                                        EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation,” “2015 Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” appearing in our proxy statement for the annual meeting of stockholders to be held on April 27, 2016 are incorporated herein by reference.

ITEM 12:                                        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Securities Authorized for Issuance Under Equity Compensation Plans” appearing in our proxy statement for the annual meeting of stockholders to be held on April 27, 2016 are incorporated herein by reference.

ITEM 13:                                        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons,” “Review, Approval or Ratification of Transactions with Related Persons” and “Majority of Independent Directors; Committees of Independent Directors” appearing in our proxy statement for the annual meeting of stockholders to be held on April 27, 2016 is incorporated herein by reference.

ITEM 14:                                        PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled “Principal Accounting Fees and Services” appearing in our proxy statement for the annual meeting of stockholders to be held April 27, 2016 is incorporated herein by reference.

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

WINMARK CORPORATION

By:	/s/ BRETT D. HEFFES	Date: March 8, 2016
Brett D. Heffes
Chief Executive Officer

KNOWN TO ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brett D. Heffes and Anthony D. Ishaug and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ BRETT D. HEFFES	Chief Executive Officer and Director	March 8, 2016
Brett D. Heffes	(principal executive officer)

/s/ ANTHONY D. ISHAUG	Chief Financial Officer and Treasurer	March 8, 2016
Anthony D. Ishaug	(principal financial and accounting officer)

/s/ JOHN L. MORGAN	Executive Chairman of the Board	March 8, 2016
John L. Morgan

/s/ STEVEN C. ZOLA	Vice Chairman and Director	March 8, 2016
Steven C. Zola

/s/ LAWRENCE A. BARBETTA	Director	March 8, 2016
Lawrence A. Barbetta

/s/ JENELE C. GRASSLE	Director	March 8, 2016
Jenele C. Grassle

/s/ KIRK A. MACKENZIE	Director	March 8, 2016
Kirk A. MacKenzie

/s/ PAUL C. REYELTS	Director	March 8, 2016
Paul C. Reyelts

/s/ MARK L. WILSON	Director	March 8, 2016
Mark L. Wilson

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 26, 2015

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)
3.2	By-laws, as amended and restated to date (Exhibit 3.2)(2)
10.1

Asset Purchase Agreement dated January 24, 1992 with Sports Traders, Inc. and James D. Van Buskirk (“Van Buskirk”) concerning acquisition of wholesale business, including amendment dated March 11, 1992 (Exhibit 10.6 (a))(1)

10.2	Retail store agreement dated January 24, 1992 with Van Buskirk (Exhibit 10.6 (b))(1)
10.3	Amended and Restated Stock Option Plan for Nonemployee Directors (Exhibit 10.3)(3)(4)
10.4	Employment Agreement with John L. Morgan, dated March 22, 2000 (Exhibit 10.1)(3)(5)
10.5	First Amendment to Employment Agreement with John L. Morgan dated February 18, 2001 (Exhibit 10.26)(3)(6)
10.6	2001 Stock Option Plan, including forms of stock option agreements (Exhibit 10.27)(3)(6)
10.7	Second Amendment to Employment Agreement with John L. Morgan dated March 23, 2006 (Exhibit 10.1)(3)(7)
10.8	Third Amendment to Employment Agreement with John L. Morgan dated December 15, 2006 (Exhibit 10.1)(3)(8)
10.9	Amendment No. 1 to the 2001 Stock Option Plan (Exhibit 10.13) (3) (2)
10.10	Multi-Tenant Office Lease with Utah State Retirement Investment Fund for Corporate Headquarters dated September 28, 2008 (Exhibit 10.1)(9)
10.11	2010 Stock Option Plan, including forms of stock option agreements (Exhibit 10.18) (3) (10)
10.12	Credit Agreement, dated July 13, 2010, among Winmark Corporation and its subsidiaries and The PrivateBank and Trust Company (Exhibit 10.2)(11)
10.13	Amendment No. 1 to Credit Agreement, among Winmark Corporation and its subsidiaries, The PrivateBank and Trust Company, and BMO Harris Bank N.A., dated January 30, 2012 (Exhibit 10.1)(12)
10.14	Amendment No. 2 to Credit Agreement, among Winmark Corporation and its subsidiaries, The PrivateBank and Trust Company, and BMO Harris Bank N.A., dated February 29, 2012 (Exhibit 10.1)(13)
10.15	Lease Amending Agreement No. 1 to Multi-Tenant Office Lease by and between Winmark Corporation and AX Waterford L.P. dated October 21, 2013 (Exhibit 10.1)(14)
10.16	Amendment No. 3 to Credit Agreement, among Winmark Corporation and its subsidiaries, The PrivateBank and Trust Company, and BMO Harris Bank N.A., dated February 21, 2014 (Exhibit 10.1)(15)
10.17	First Amendment to the 2010 Stock Option Plan (Exhibit 10.1) (3)(16)
10.18	First Amendment to the Amended and Restated Stock Option Plan for Nonemployee Directors (Exhibit 10.2) (3)(16)
10.19	Non-Competition Agreement, dated January 26, 2015, by and among Steven C. Zola, Winmark Corporation and Winmark Capital Corporation (Exhibit 10.1) (3)(17)
10.20	Amendment No. 4 to Credit Agreement, among Winmark Corporation and its subsidiaries, The PrivateBank and Trust Company, and BMO Harris Bank N.A., dated April 14, 2015 (Exhibit (b)(2))(18)

Exhibit Number	Description
10.21	Amended and Restated Security Agreements, dated May 14, 2015, among Winmark Corporation, each of its subsidiaries and The PrivateBank and Trust Company (Exhibit 10.4)(19)
10.22	Amended and Restated Pledge Agreement, dated May 14, 2015, among Winmark Corporation and The PrivateBank and Trust Company (Exhibit 10.5)(19)
10.23	Trademark Security Agreement, dated May 14, 2015, among Winmark Corporation and its subsidiaries and The PrivateBank and Trust Company (Exhibit 10.6)(19)
10.24

Intercreditor and Collateral Agency Agreement, dated May 14, 2015, among The PrivateBank and Trust Company, BMO Harris Bank N.A. and Prudential Investment Management, Inc., its affiliates and managed accounts (Exhibit 10.7)(19)

10.25	Note Agreement, dated May 14, 2015, among Winmark Corporation and its subsidiaries and Prudential Investment Management, Inc., its affiliates and managed accounts (Exhibit 10.8)(19)
21.1	Subsidiaries: Grow Biz Games, Inc., a Minnesota corporation; Winmark Capital Corporation, a Minnesota corporation and Wirth Business Credit, Inc., a Minnesota corporation
23.1*	Consent of GRANT THORNTON LLP; Independent Registered Public Accounting Firm
24.1	Power of Attorney (Contained on signature page to this Form 10-K)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the annual report on Form 10-K of Winmark Corporation and Subsidiaries for the year ended December 26, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

*              Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 33-65108).
(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
(3)	Indicates management contracts, compensation plans or arrangements required to be filed as exhibits.
(4)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009.
(5)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 25, 2000.
(6)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2000.
(7)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
(8)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on December 20, 2006.
(9)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on October 2, 2008.
(10)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 26, 2009.
(11)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2010.
(12)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on January 31, 2012.
(13)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on March 1, 2012.
(14)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on October 23, 2013.
(15)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on February 21, 2014.
(16)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2014.
(17)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on January 26, 2015.
(18)	Incorporated by reference to the specified exhibit to the Schedule TO filed on April 15, 2015.
(19)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on May 18, 2015.