Form 10-Q
period 2016-03-26
WINMARK CORP
filed 2016-04-21
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2016

or

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

Large accelerated filer	☐	Accelerated filer ☒
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐          No   ☒

Common stock, no par value, 4,110,805 shares outstanding as of April 15, 2016.

WINMARK CORPORATION AND SUBSIDIARIES

PART I.                 FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 26, 2016	December 26, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$1,213,000	$1,006,700
Marketable securities	220,100	227,800
Receivables, less allowance for doubtful accounts of $2,200 and $200	1,345,800	1,416,900
Restricted cash	15,000	25,000
Net investment in leases - current	18,122,400	17,741,500
Income tax receivable	—	3,290,400
Inventories	80,300	45,200
Prepaid expenses	946,300	677,800
Total current assets	21,942,900	24,431,300
Net investment in leases - long-term	20,172,900	21,246,000
Property and equipment, net	1,032,200	1,121,500
Goodwill	607,500	607,500
	$43,755,500	$47,406,300

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $10,000 and $10,000	$1,990,000	$1,990,000
Accounts payable	2,070,000	1,643,300
Income tax payable	1,610,200	—
Accrued liabilities	2,258,900	1,875,700
Discounted lease rentals	—	38,700
Deferred revenue	2,017,100	1,963,200
Total current liabilities	9,946,200	7,510,900
Long-Term Liabilities:
Line of credit	33,500,000	42,400,000
Notes payable, net of unamortized debt issuance costs of $81,000 and $83,500	21,419,000	21,916,500
Deferred revenue	1,375,300	1,421,600
Other liabilities	1,158,200	1,216,300
Deferred income taxes	3,614,800	3,614,800
Total long-term liabilities	61,067,300	70,569,200
Shareholders’ Equity (Deficit):
Common stock, no par, 10,000,000 shares authorized, 4,110,805 and 4,124,767 shares issued and outstanding	—	406,500
Accumulated other comprehensive loss	(23,200)	(32,900)
Retained earnings (accumulated deficit)	(27,234,800)	(31,047,400)
Total shareholders’ equity (deficit)	(27,258,000)	(30,673,800)
	$43,755,500	$47,406,300

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 26, 2016	March 28, 2015
REVENUE:
Royalties	$10,272,500	$9,726,200
Leasing income	4,512,700	10,009,600
Merchandise sales	737,100	733,700
Franchise fees	372,500	294,400
Other	285,500	260,200
Total revenue	16,180,300	21,024,100
COST OF MERCHANDISE SOLD	697,400	698,200
LEASING EXPENSE	904,100	4,257,400
PROVISION FOR CREDIT LOSSES	(14,400)	(69,100)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,554,600	6,163,500
Income from operations	8,038,600	9,974,100
INTEREST EXPENSE	(640,700)	(85,700)
INTEREST AND OTHER INCOME (EXPENSE)	(10,500)	(59,100)
Income before income taxes	7,387,400	9,829,300
PROVISION FOR INCOME TAXES	(2,824,500)	(3,775,000)
NET INCOME	$4,562,900	$6,054,300
EARNINGS PER SHARE — BASIC	$1.11	$1.21
EARNINGS PER SHARE — DILUTED	$1.06	$1.17
WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	4,114,071	4,999,475
WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	4,313,920	5,167,466

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 26, 2016	March 28, 2015

NET INCOME	$4,562,900	$6,054,300
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Unrealized net gains (losses) on marketable securities:
Unrealized holding net gains (losses) arising during period	15,600	48,700
Reclassification adjustment for net gains included in net income	—	(2,300)
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	15,600	46,400
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME:
Unrealized net gains/losses on marketable securities:
Unrealized holding net gains/losses arising during period	(5,900)	(18,500)
Reclassification adjustment for net gains included in net income	—	900
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME	(5,900)	(17,600)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	9,700	28,800
COMPREHENSIVE INCOME	$4,572,600	$6,083,100

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 26, 2016	March 28, 2015
OPERATING ACTIVITIES:
Net income	$4,562,900	$6,054,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	109,200	107,600
Provision for credit losses	(14,400)	(69,100)
Compensation expense related to stock options	449,800	405,300
Deferred income taxes	—	(1,027,300)
Loss on sale of marketable securities	6,200	22,800
Deferred initial direct costs	(180,700)	(154,900)
Amortization of deferred initial direct costs	100,000	259,400
Tax benefits on exercised stock options	(9,700)	(16,600)
Change in operating assets and liabilities:
Receivables	71,100	139,200
Restricted cash	10,000	—
Income tax receivable / payable	4,904,400	5,662,900
Inventories	(35,100)	17,400
Prepaid expenses	(268,500)	(62,700)
Accounts payable	426,700	507,300
Accrued and other liabilities	338,300	(14,100)
Rents received in advance and security deposits	129,000	(242,100)
Deferred revenue	7,600	158,100
Net cash provided by operating activities	10,606,800	11,747,500
INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	17,100	299,000
Purchase of marketable securities	—	(33,800)
Purchase of property and equipment	(19,900)	(52,700)
Purchase of equipment for lease contracts	(4,734,500)	(7,873,100)
Principal collections on lease receivables	5,343,400	9,166,900
Net cash provided by investing activities	606,100	1,506,300
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	500,000	600,000
Payments on line of credit	(9,400,000)	(13,500,000)
Payments on notes payable	(500,000)	—
Repurchases of common stock	(1,477,800)	—
Proceeds from exercises of stock options	150,200	100
Dividends paid	(288,700)	(299,900)
Tax benefits on exercised stock options	9,700	16,600
Net cash used for financing activities	(11,006,600)	(13,183,200)
NET INCREASE IN CASH AND CASH EQUIVALENTS	206,300	70,600
Cash and cash equivalents, beginning of period	1,006,700	2,089,700
Cash and cash equivalents, end of period	$1,213,000	$2,160,300
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$635,300	$103,500
Cash paid (received) for income taxes, net	$(2,079,600)	$(860,600)

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

Revenues and operating results for the three months ended March 26, 2016 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.  Such reclassifications did not impact net income or shareholders’ equity (deficit) as previously reported.

2.              Organization and Business:

The Company offers licenses to operate franchises using the service marks Plato’s Closet®, Once Upon A Child®, Play It Again Sports®, Style Encore® and Music Go Round®. The Company also operates both middle market and small-ticket equipment leasing businesses under the Winmark Capital® and Wirth Business Credit® marks.

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

4.              Investments:

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities:

	March 26, 2016		December 26, 2015
	Cost	Fair Value	Cost	Fair Value
Equity securities	$257,300	$220,100	$280,600	$227,800

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive loss are as follows:

	March 26, 2016	December 26, 2015
Unrealized gains	$—	$—
Unrealized losses	(37,200)	(52,800)
Net unrealized losses	$(37,200)	$(52,800)

The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

	Three Months Ended
	March 26, 2016	March 28, 2015
Realized gains	$—	$13,400
Realized losses	(6,200)	(36,200)
Net realized losses	$(6,200)	$(22,800)

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

5.                                      Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	March 26, 2016	December 26, 2015
Direct financing and sales-type leases:
Minimum lease payments receivable	$37,488,800	$37,181,600
Estimated residual value of equipment	4,512,200	4,511,000
Unearned lease income net of initial direct costs deferred	(4,943,000)	(4,999,700)
Security deposits	(3,780,300)	(3,640,500)
Equipment installed on leases not yet commenced	5,764,200	6,754,200
Total investment in direct financing and sales-type leases	39,041,900	39,806,600
Allowance for credit losses	(841,600)	(859,100)
Net investment in direct financing and sales-type leases	38,200,300	38,947,500
Operating leases:
Operating lease assets	1,019,800	1,083,300
Less accumulated depreciation and amortization	(924,800)	(1,043,300)
Net investment in operating leases	95,000	40,000
Total net investment in leasing operations	$38,295,300	$38,987,500

As of March 26, 2016, the $38.3 million total net investment in leases consists of $18.1 million classified as current and $20.2 million classified as long-term.  As of December 26, 2015, the $39.0 million total net investment in leases consists of $17.7 million classified as current and $21.3 million classified as long-term.

As of March 26, 2016, leased assets with three customers approximated 19%, 14% and 11%, respectively, of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2016 and the full fiscal years thereafter as of March 26, 2016:

	Direct Financing and Sales-Type Leases		Operating Leases
	Minimum Lease Payments Receivable	Income Amortization	Minimum Lease Payments Receivable
2016	$18,726,700	$2,940,500	$10,000
2017	14,109,600	1,734,100	—
2018	4,536,000	268,300	—
2019	116,500	100	—
2020	—	—	—
Thereafter	—	—	—
	$37,488,800	$4,943,000	$10,000

The activity in the allowance for credit losses for leasing operations during the first three months of 2016 and 2015, respectively, is as follows:

	March 26, 2016	March 28, 2015
Balance at beginning of period	$859,100	$386,000
Provisions charged to expense	(14,400)	(69,100)
Recoveries	700	620,600
Deductions for amounts written-off	(3,800)	(4,900)
Balance at end of period	$841,600	$932,600

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	March 26, 2016		December 26, 2015
	Investment In Leases	Allowance for Credit Losses	Investment In Leases	Allowance for Credit Losses
Collectively evaluated for loss potential	$39,041,900	$841,600	$39,806,600	$859,100
Individually evaluated for loss potential	—	—	—	—
Total	$39,041,900	$841,600	$39,806,600	$859,100

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

	March 26, 2016
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$37,881,000	$—	$—	$—	$37,881,000
Small-Ticket	1,158,900	—	—	2,000	1,160,900
Total Investment in Leases	$39,039,900	$—	$—	$2,000	$39,041,900

	December 26, 2015
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$38,616,600	$—	$—	$—	$38,616,600
Small-Ticket	1,185,800	4,200	—	—	1,190,000
Total Investment in Leases	$39,802,400	$4,200	$—	$—	$39,806,600

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

In January 2016, the FASB issued ASU 2016-01, Financial Statements — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income.  There will no longer be an available-for-sale classification for equity securities with readily determinable fair values.  The new guidance is effective for periods beginning after December 15, 2017, with early adoption permitted.  The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits should be classified.  This guidance will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted.  The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.

7.              Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended
	March 26, 2016	March 28, 2015
Denominator for basic EPS — weighted average common shares	4,114,071	4,999,475
Dilutive shares associated with option plans	199,849	167,991
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	4,313,920	5,167,466
Options excluded from EPS calculation — anti-dilutive	14,870	21,058

8.              Shareholders’ Equity (Deficit):

Dividends

On January 27, 2016, the Company’s Board of Directors approved the payment of a $0.07 per share quarterly cash dividend to shareholders of record at the close of business on February 10, 2016, which was paid on March 1, 2016.

Repurchase of Common Stock

In the first three months of 2016 the Company repurchased 16,149 shares of its common stock.  Under the Board of Directors’ authorization, as of March 26, 2016, the Company has the ability to repurchase additional 144,033 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

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

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of March 26, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 26, 2015	668,740	$53.73	6.41	$25,582,300
Exercised	(2,187)	68.69
Outstanding at March 26, 2016	666,553	$53.68	6.15	$29,704,000
Exercisable at March 26, 2016	438,390	$41.63	5.03	$24,817,100

No options were granted during the three months ended March 26, 2016 or the three months ended March 28, 2015.  All unexercised options at March 26, 2016 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $449,800 and $405,300 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first three months of 2016 and 2015, respectively.  As of March 26, 2016, the Company had $3.6 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.3 years.

9.  Debt:

Line of Credit

As of March 26, 2016, there were $33.5 million in borrowings outstanding under the Company’s $60.0 million Line of Credit with the PrivateBank and Trust Company and BMO Harris Bank N.A., bearing interest ranging from 2.68% to 3.50%, leaving $26.5 million available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of March 26, 2016, the Company was in compliance with all of its financial covenants.

Notes Payable

As of March 26, 2016, the Company had $23.5 million in principal outstanding from the $25.0 million Note Agreement (the “Note Agreement”) entered into in May 2015 with Prudential Investment Management, Inc., its affiliates and managed accounts (“Prudential”).

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and tangible net worth and maximum levels of leverage (all as defined within the Note Agreement).  As of March 26, 2016, the Company was in compliance with all of its financial covenants.

In connection with the Note Agreement, the Company incurred debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

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

	Three Months Ended
	March 26, 2016	March 28, 2015
Revenue:
Franchising	$11,667,600	$11,014,500
Leasing	4,512,700	10,009,600
Total revenue	$16,180,300	$21,024,100

Reconciliation to operating income:
Franchising segment contribution	$5,909,700	$5,636,800
Leasing segment contribution	2,128,900	4,337,300
Total operating income	$8,038,600	$9,974,100

Depreciation:
Franchising	$84,800	$85,300
Leasing	24,400	22,300
Total depreciation	$109,200	$107,600

	As of
	March 26, 2016	December 26, 2015
Identifiable assets:
Franchising	$3,034,600	$3,100,900
Leasing	39,468,800	39,687,400
Unallocated	1,252,100	4,618,000
Total	$43,755,500	$47,406,300

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of March 26, 2016, we had 1,154 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands and had a leasing portfolio of $38.3 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchise partners.  During the first three months of 2016, our royalties increased $0.5 million or 5.6% compared to the first three months of 2015.

Leasing income net of leasing expense during the first three months of 2016 was $3.6 million compared to $5.8 million in the same period last year.  Fluctuations in period-to-period leasing income and leasing expense result primarily from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the purchases of equipment for lease customers and the medium- to long-term trend in the size of the leasing portfolio.  During the first three months of 2016, we purchased $4.7 million in equipment for lease customers compared to $7.9 million in the first three months of 2015.  Our leasing portfolio (net investment in leases — current and long-term) decreased to $38.3 million at March 26, 2016 from $39.0 million at December 26, 2015.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first three months of 2016, selling, general and administrative expenses increased $0.4 million, or 6.3%, compared to the first three months of 2015.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first three months ended March 26, 2016:

					THREE MONTHS ENDED 3/26/16
	TOTAL 12/26/15	OPENED	CLOSED	TOTAL 3/26/16	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Plato’s Closet Franchises - US and Canada	456	4	(0)	460	7	7
Once Upon A Child Franchises - US and Canada	326	5	(2)	329	6	6
Play It Again Sports Franchises - US and Canada	297	0	(7)	290	6	5
Style Encore Franchises - US	38	5	(1)	42	—	—
Music Go Round Franchises - US	33	0	(0)	33	1	1
Total Franchised Stores	1,150	14	(10)	1,154	20	19

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the first three months of 2016, we renewed 19 of the 20 franchise agreements available for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended
	March 26, 2016	March 28, 2015
Revenue:
Royalties	63.5%	46.3%
Leasing income	27.9	47.6
Merchandise sales	4.5	3.5
Franchise fees	2.3	1.4
Other	1.8	1.2
Total revenue	100.0%	100.0%
Cost of merchandise sold	(4.3)	(3.3)
Leasing expense	(5.6)	(20.3)
Provision for credit losses	0.1	0.3
Selling, general and administrative expenses	(40.5)	(29.3)
Income from operations	49.7	47.4
Interest expense	(3.9)	(0.4)
Interest and other income (expense)	(0.1)	(0.3)
Income before income taxes	45.7	46.7
Provision for income taxes	(17.5)	(17.9)
Net income	28.2%	28.8%

Comparison of Three Months Ended March 26, 2016 to Three Months Ended March 28, 2015

Revenue

Revenues for the first three months of 2016 totaled $16.2 million compared to $21.0 million for the comparable period in 2015.

Royalties and Franchise Fees

Royalties increased to $10.3 million for the first three months of 2016 from $9.7 million for the first three months of 2015, a 5.6% increase.  The increase was due to higher Once Upon A Child and Plato’s Closet royalties of $0.3 million and $0.2 million, respectively.  The increase in royalties for these brands is primarily from having 20 additional Once Upon A Child and 27 additional Plato’s Closet franchise stores in the first three months of 2016 compared to the same period last year as well as higher Once Upon A Child franchisee retail sales.

Franchise fees increased to $372,500 for the first three months of 2016 compared to $294,400 for the first three months of 2015, primarily as a result of opening three more franchises in the 2016 period compared to the same period in 2015.

Leasing Income

Leasing income decreased to $4.5 million for the first three months of 2016 compared to $10.0 million for the same period in 2015.  The decrease is primarily due to a lower level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales of $0.7 million for the first three months of 2016 was comparable to $0.7 million in the same period of 2015.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold of $0.7 million for the first three months of 2016 was comparable to $0.7 million in the same period of 2015.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first three months of 2016 and 2015 was 94.6% and 95.2%, respectively.

Leasing Expense

Leasing expense decreased to $0.9 million for the first three months of 2016 compared to $4.3 million for the first three months of 2015.  The decrease is primarily due to a decrease in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was $(14,400) for the first three months of 2016 compared to $(69,100) for the first three months of 2015.  The provision level for the first three months of 2015 was impacted by net recoveries in the leasing portfolio.

Selling, General and Administrative

Selling, general and administrative expenses increased 6.3% to $6.6 million in the first three months of 2016 from $6.2 million in the same period of 2015.  The increase was primarily due to an increase in website development, franchisee support and advertising production.

Interest Expense

Interest expense increased to $640,700 for the first three months of 2016 compared to $85,700 for the first three months of 2015.  The increase is primarily due to higher average corporate borrowings when compared to last year.

Interest and Other Income (Expense)

During the first three months of 2016, we had interest and other income (expense) of $(10,500) compared to $(59,100) of interest and other income (expense) in the first three months of 2015.  The Company incurred greater losses on sales of marketable securities during the first three months of 2015 than the first three months of 2016.  (See Note 4 — “Investments”).

Income Taxes

The provision for income taxes was calculated at an effective rate of 38.2% and 38.4% for the first three months of 2016 and 2015, respectively.

Segment Comparison of Three Months Ended March 26, 2016 to Three Months Ended March 28, 2015

Franchising Segment Operating Income

The franchising segment’s operating income for the first three months of 2016 increased by $0.3 million to $5.9 million from $5.6 million for the first three months of 2015.  The increase in segment contribution was primarily due to increased royalty revenues partially offset by an increase in selling, general and administrative expenses.

Leasing Segment Operating Income

The leasing segment’s operating income for the first three months of 2016 decreased by $2.2 million to $2.1 million from $4.3 million for the first three months of 2015.  The decrease in segment contribution was due to a decrease in leasing income net of leasing expense.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the consolidated condensed statement of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.

We ended the first quarter of 2016 with $1.2 million in cash and cash equivalents compared to $2.2 million in cash and cash equivalents at the end of the first quarter of 2015.

Operating activities provided $10.6 million of cash during the first three months of 2016 compared to $11.7 million provided during the same period last year.  The decrease in cash provided by operating activities in the first three months of 2016 compared to 2015 was primarily due to the decrease in net income.

Investing activities provided $0.6 million of cash during the first three months of 2016.  The 2016 activities consisted primarily of principal collections on lease receivables of $5.3 million and the purchase of equipment for lease customers of $4.7 million.

Financing activities used $11.0 million of cash during the first three months of 2016.  Our most significant financing activities during the first quarter of 2016 consisted of net payments on our line of credit and notes payable of $9.4 million, $1.5 million to repurchase 16,149 shares of our common stock and $0.3 million for the payment of dividends.  (See Note 8 — “Shareholders’ Equity (Deficit)” and Note 9 — “Debt”).

As of March 26, 2016, we had no off balance sheet arrangements.

As of March 26, 2016, our borrowing availability under our Line of Credit was $60.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $33.5 million in borrowings outstanding at March 26, 2016 under the Line of Credit bearing interest ranging from 2.68% to 3.50%, leaving $26.5 million available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).

As of March 26, 2016, we had $23.5 million in principal outstanding from the $25.0 million Note Agreement entered into in May 2015 with Prudential.

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

As of March 26, 2016, we were in compliance with all of the financial covenants under the Line of Credit and Note Agreement.

We expect to generate the cash necessary to pay our expenses, finance our leasing business and to pay the principal and interest on all of our outstanding debt from cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate.  Our ability to pay our expenses, finance our leasing business and meet our debt service obligations depends on our future performance, which may be affected by financial, business, economic, and other factors including the risk factors described under Item 1A of our Form 10-K for the fiscal year ended December 26, 2015.  If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity.  In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all.  Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase our cost of capital.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first three months of 2016, the Company collected $105,200 less than it estimated at December 26, 2015.  As of March 26, 2016, the Company’s royalty receivable was $1,181,900.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated condensed balance sheet.  As of March 26, 2016, deferred franchise fees were $1,696,100.

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

Forward Looking Statements

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, the Company’s belief that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, the Company’s intent to finance the Tender Offer with an expansion of its existing Credit Facility as well as an additional term loan, as well as its disclosures regarding market rate risk are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions.  See the section appearing in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015 entitled “Risk Factors” and Part II, Item 1A in this Report for a more complete discussion of certain factors that may cause the Company’s actual results to differ from those in its forward looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial markets risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At March 26, 2016, the Company had available a $60.0 million line of credit with The PrivateBank and Trust Company and BMO Harris Bank, N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (twelve months or less).  The Company had $33.5 million of debt outstanding at March 26, 2016 under this line of credit, all of which was in the form of short-term borrowings subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates.  With the Company’s borrowings at March 26, 2016, a one percent increase in short-term rates would reduce annual pretax earnings by $335,000.  The Company had no interest rate derivatives in place at March 26, 2016.

None of the Company’s cash and cash equivalents at March 26, 2016 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.  The Company’s portfolio of marketable securities is subject to customary equity market risk.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the three months ended March 26, 2016.   During fiscal 2015, less than 5% of the Company’s total revenues and 1% of expenses were denominated in a foreign currency.  Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $350,000.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 1A:  Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 26, 2015.  If any of those factors were to occur, they could materially adversely affect our financial condition or future results, and could cause our actual results to differ materially from those expressed in its forward-looking statements in this report.  We are aware of no material changes to the Risk Factors discussed in our Annual Report on Form 10-K for the year ended December 26, 2015.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan

December 27, 2015 to January 30, 2016	11,240	$91.62	11,240	148,942
January 31, 2016 to February 27, 2016	4,909	$91.26	4,909	144,033
February 28, 2016 to March 26, 2016	—	$—	—	144,033

(1)                                 The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 5,000,000 shares, of which 144,033 may still be repurchased

ITEM 3:  Defaults Upon Senior Securities

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended March 26, 2016, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

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

WINMARK CORPORATION

Date: April 21, 2016	By:	/s/ Brett D. Heffes
Brett D. Heffes Chief Executive Officer and Director (principal executive officer)

Date: April 21, 2016	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED MARCH 26, 2016

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended March 26, 2016, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

*Filed Herewith

(1)                     Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)                     Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.