Form 10-Q
period 2016-06-25
WINMARK CORP
filed 2016-07-20
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2016

or

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

Yes ☐              No ☒

Common stock, no par value, 4,109,760 shares outstanding as of July 15, 2016.

WINMARK CORPORATION AND SUBSIDIARIES

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	CONSOLIDATED CONDENSED BALANCE SHEETS: June 25, 2016 and December 26, 2015	3

	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS: Three Months Ended June 25, 2016 and June 27, 2015 Six Months Ended June 25, 2016 and June 27, 2015	4

	CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME: Three Months Ended June 25, 2016 and June 27, 2015 Six Months Ended June 25, 2016 and June 27, 2015	5

	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS: Six Months Ended June 25, 2016 and June 27, 2015	6

	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	7 – 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

	SIGNATURES	27

PART I.                                                    FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 25, 2016	December 26, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$1,058,800	$1,006,700
Marketable securities	197,300	227,800
Receivables, less allowance for doubtful accounts of $1,900 and $200	1,388,800	1,416,900
Restricted cash	25,000	25,000
Net investment in leases - current	16,486,500	17,741,500
Income tax receivable	768,900	3,290,400
Inventories	81,200	45,200
Prepaid expenses	790,400	677,800
Total current assets	20,796,900	24,431,300
Net investment in leases - long-term	20,477,700	21,246,000
Property and equipment, net	935,700	1,121,500
Goodwill	607,500	607,500
	$42,817,800	$47,406,300

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $10,000 and $10,000	$1,990,000	$1,990,000
Accounts payable	990,100	1,643,300
Accrued liabilities	2,385,000	1,875,700
Discounted lease rentals	—	38,700
Deferred revenue	1,804,200	1,963,200
Total current liabilities	7,169,300	7,510,900
Long-Term Liabilities:
Line of credit	30,500,000	42,400,000
Notes payable, net of unamortized debt issuance costs of $78,500 and $83,500	20,921,500	21,916,500
Deferred revenue	1,438,000	1,421,600
Other liabilities	1,101,000	1,216,300
Deferred income taxes	3,614,800	3,614,800
Total long-term liabilities	57,575,300	70,569,200
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 4,109,760 and 4,124,767 shares issued and outstanding	336,300	406,500
Accumulated other comprehensive loss	(11,500)	(32,900)
Retained earnings (accumulated deficit)	(22,251,600)	(31,047,400)
Total shareholders’ equity (deficit)	(21,926,800)	(30,673,800)
	$42,817,800	$47,406,300

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
REVENUE:
Royalties	$10,557,300	$10,214,400	$20,829,800	$19,940,600
Leasing income	4,152,300	3,663,300	8,665,000	13,672,900
Merchandise sales	625,300	686,300	1,362,400	1,420,000
Franchise fees	493,500	475,900	866,000	770,300
Other	471,400	436,800	756,900	697,000
Total revenue	16,299,800	15,476,700	32,480,100	36,500,800
COST OF MERCHANDISE SOLD	588,300	645,800	1,285,700	1,344,000
LEASING EXPENSE	460,100	510,500	1,364,200	4,767,900
PROVISION FOR CREDIT LOSSES	(7,900)	(93,100)	(22,300)	(162,200)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,936,200	6,329,300	12,490,800	12,492,800
Income from operations	9,323,100	8,084,200	17,361,700	18,058,300
INTEREST EXPENSE	(593,800)	(369,500)	(1,234,500)	(455,200)
INTEREST AND OTHER INCOME (EXPENSE)	9,500	9,700	(1,000)	(49,400)
Income before income taxes	8,738,800	7,724,400	16,126,200	17,553,700
PROVISION FOR INCOME TAXES	(3,344,500)	(2,973,000)	(6,169,000)	(6,748,000)
NET INCOME	$5,394,300	$4,751,400	$9,957,200	$10,805,700
EARNINGS PER SHARE – BASIC	$1.31	$1.04	$2.42	$2.26
EARNINGS PER SHARE – DILUTED	$1.25	$1.00	$2.31	$2.18
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	4,110,429	4,578,934	4,112,254	4,789,205
WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	4,318,763	4,768,777	4,316,346	4,968,122

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015

NET INCOME	$5,394,300	$4,751,400	$9,957,200	$10,805,700
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Unrealized net gains (losses) on marketable securities:
Unrealized holding net gains (losses) arising during period	18,700	(10,000)	34,300	38,700
Reclassification adjustment for net gains included in net income	—	—	—	(2,300)
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	18,700	(10,000)	34,300	36,400
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME:
Unrealized net gains/losses on marketable securities:
Unrealized holding net gains/losses arising during period	(7,000)	3,700	(12,900)	(14,800)
Reclassification adjustment for net gains included in net income	—	—	—	900
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME	(7,000)	3,700	(12,900)	(13,900)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	11,700	(6,300)	21,400	22,500
COMPREHENSIVE INCOME	$5,406,000	$4,745,100	$9,978,600	$10,828,200

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 25, 2016	June 27, 2015
OPERATING ACTIVITIES:
Net income	$9,957,200	$10,805,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	217,300	214,200
Provision for credit losses	(22,300)	(162,200)
Compensation expense related to stock options	882,200	820,400
Deferred income taxes	—	(2,058,900)
Loss on sale of marketable securities	12,600	22,800
Deferred initial direct costs	(326,100)	(279,800)
Amortization of deferred initial direct costs	234,200	395,800
Tax benefits on exercised stock options	(9,700)	(16,600)
Change in operating assets and liabilities:
Receivables	28,100	86,700
Income tax receivable	2,518,300	2,778,400
Inventories	(36,000)	32,700
Prepaid expenses	(112,600)	(114,200)
Accounts payable	(653,200)	(400,000)
Accrued and other liabilities	406,000	496,400
Rents received in advance and security deposits	202,800	21,700
Deferred revenue	(142,600)	156,900
Net cash provided by operating activities	13,156,200	12,800,000
INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	52,200	299,000
Purchase of marketable securities	—	(33,800)
Purchase of property and equipment	(31,500)	(87,600)
Purchase of equipment for lease contracts	(10,585,600)	(11,417,300)
Principal collections on lease receivables	12,474,600	16,606,800
Net cash provided by investing activities	1,909,700	5,367,100
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	6,500,000	51,600,000
Payments on line of credit	(18,400,000)	(21,000,000)
Proceeds from borrowings on notes payable	—	25,000,000
Payments on notes payable	(1,000,000)	—
Repurchases of common stock	(1,573,900)	(74,261,500)
Proceeds from exercises of stock options	150,200	159,000
Dividends paid	(699,800)	(650,100)
Tax benefits on exercised stock options	9,700	16,600
Net cash used for financing activities	(15,013,800)	(19,136,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	52,100	(968,900)
Cash and cash equivalents, beginning of period	1,006,700	2,089,700
Cash and cash equivalents, end of period	$1,058,800	$1,120,800
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$939,800	$157,900
Cash paid for income taxes	$3,650,700	$6,028,500

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

Revenues and operating results for the six months ended June 25, 2016 are not necessarily indicative of the results to be expected for the full year.

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

4.     Investments:

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities:

	June 25, 2016		December 26, 2015
	Cost	Fair Value	Cost	Fair Value
Equity securities	$215,800	$197,300	$280,600	$227,800

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive loss are as follows:

	June 25, 2016	December 26, 2015
Unrealized gains	$—	$—
Unrealized losses	(18,500)	(52,800)
Net unrealized losses	$(18,500)	$(52,800)

The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Realized gains	$—	$—	$—	$13,400
Realized losses	(6,400)	—	(12,600)	(36,200)
Net realized losses	$(6,400)	$—	$(12,600)	$(22,800)

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

5.     Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	June 25, 2016	December 26, 2015
Direct financing and sales-type leases:
Minimum lease payments receivable	$34,906,500	$37,181,600
Estimated residual value of equipment	4,417,700	4,511,000
Unearned lease income net of initial direct costs deferred	(5,033,200)	(4,999,700)
Security deposits	(3,850,400)	(3,640,500)
Equipment installed on leases not yet commenced	7,167,500	6,754,200
Total investment in direct financing and sales-type leases	37,608,100	39,806,600
Allowance for credit losses	(817,100)	(859,100)
Net investment in direct financing and sales-type leases	36,791,000	38,947,500
Operating leases:
Operating lease assets	1,147,300	1,083,300
Less accumulated depreciation and amortization	(974,100)	(1,043,300)
Net investment in operating leases	173,200	40,000
Total net investment in leasing operations	$36,964,200	$38,987,500

As of June 25, 2016, the $37.0 million total net investment in leases consists of $16.5 million classified as current and $20.5 million classified as long-term.  As of December 26, 2015, the $39.0 million total net investment in leases consists of $17.7 million classified as current and $21.3 million classified as long-term.

As of June 25, 2016, leased assets with three customers approximated 21%, 13% and 10%, respectively, of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2016 and the full fiscal years thereafter as of June 25, 2016:

	Direct Financing and Sales-Type Leases		Operating Leases
	Minimum Lease Payments Receivable	Income Amortization	Minimum Lease Payments Receivable
2016	$12,004,400	$2,240,000	$41,300
2017	16,095,000	2,304,900	18,000
2018	6,167,600	473,300	—
2019	611,400	12,000	—
2020	8,400	1,500	—
Thereafter	19,700	1,500	—
	$34,906,500	$5,033,200	$59,300

The activity in the allowance for credit losses for leasing operations during the first six months of 2016 and 2015, respectively, is as follows:

	June 25, 2016	June 27, 2015
Balance at beginning of period	$859,100	$386,000
Provisions charged to expense	(22,300)	(162,200)
Recoveries	9,600	630,300
Deductions for amounts written-off	(29,300)	(9,300)
Balance at end of period	$817,100	$844,800

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	June 25, 2016		December 26, 2015
	Investment In Leases	Allowance for Credit Losses	Investment In Leases	Allowance for Credit Losses
Collectively evaluated for loss potential	$37,608,100	$817,100	$39,806,600	$859,100
Individually evaluated for loss potential	—	—	—	—
Total	$37,608,100	$817,100	$39,806,600	$859,100

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

	June 25, 2016
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$36,403,700	$—	$—	$—	$36,403,700
Small-Ticket	1,204,400	—	—	—	1,204,400
Total Investment in Leases	$37,608,100	$—	$—	$—	$37,608,100

	December 26, 2015
	0-60 Days Delinquent and Accruing	61-90 Days Delinquent and Accruing	Over 90 Days Delinquent and Accruing	Non-Accrual	Total
Middle-Market	$38,616,600	$—	$—	$—	$38,616,600
Small-Ticket	1,185,800	4,200	—	—	1,190,000
Total Investment in Leases	$39,802,400	$4,200	$—	$—	$39,806,600

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded.  This guidance will be effective for reporting periods beginning after December 15, 2019 with early adoption permitted.  The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.

7.     Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Denominator for basic EPS – weighted average common shares	4,110,429	4,578,934	4,112,254	4,789,205
Dilutive shares associated with option plans	208,334	189,843	204,092	178,917
Denominator for diluted EPS – weighted average common shares and dilutive potential common shares	4,318,763	4,768,777	4,316,346	4,968,122
Options excluded from EPS calculation – anti-dilutive	19,172	16,692	21.455	26,372

8.     Shareholders’ Equity (Deficit):

Dividends

On January 27, 2016, the Company’s Board of Directors approved the payment of a $0.07 per share quarterly cash dividend to shareholders of record at the close of business on February 10, 2016, which was paid on March 1, 2016.

On April 27, 2016, the Company’s Board of Directors approved the payment of a $0.10 per share quarterly cash dividend to shareholders of record at the close of business on May 11, 2016, which was paid on June 1, 2016.

Repurchase of Common Stock

In the first six months of 2016 the Company repurchased 17,194 shares of its common stock.  Under the Board of Directors’ authorization, as of June 25, 2016, the Company has the ability to repurchase additional 142,988 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

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

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of June 25, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 26, 2015	668,740	$53.73	6.41	$25,582,300
Granted	34,300	98.25
Exercised	(2,187)	68.69
Forfeited	(3,501)	80.31
Outstanding at June 25, 2016	697,352	$55.74	6.09	$29,349,500
Exercisable at June 25, 2016	489,067	$44.07	5.03	$26,275,800

The fair value of options granted under the Option Plans during the first six months of 2016 and 2015 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Six Months Ended
	June 25, 2016	June 27, 2015
Risk free interest rate	1.52%	1.68%
Expected life (years)	6	6
Expected volatility	27.1%	30.8%
Dividend yield	1.38%	1.34%
Option fair value	$23.78	$25.48

All unexercised options at June 25, 2016 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $882,200 and $820,400 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first six months of 2016 and 2015, respectively.  As of June 25, 2016, the Company had $3.9 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.6 years.

9.  Debt:

Line of Credit

As of June 25, 2016, there were $30.5 million in borrowings outstanding under the Company’s Line of Credit with the PrivateBank and Trust Company and BMO Harris Bank N.A., bearing interest ranging from 2.70% to 3.50%, leaving $24.5 million available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of June 25, 2016, the Company was in compliance with all of its financial covenants.

Notes Payable

As of June 25, 2016, the Company had $23.0 million in principal outstanding from the $25.0 million Note Agreement (the “Note Agreement”) entered into in May 2015 with Prudential Investment Management, Inc., its affiliates and managed accounts (“Prudential”).

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and tangible net worth and maximum levels of leverage (all as defined within the Note Agreement).  As of June 25, 2016, the Company was in compliance with all of its financial covenants.

In connection with the Note Agreement, the Company incurred debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

10.  Segment Reporting:

The Company currently has two reportable business segments, franchising and leasing.  The franchising segment franchises value-oriented retail store concepts that buy, sell, trade and consign merchandise.  The leasing segment includes (i) Winmark Capital Corporation, a middle-market equipment leasing business and (ii) Wirth Business Credit, Inc., a small ticket financing business.  Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses. The Company’s internal management reporting is the basis for the information disclosed for its business segments and includes allocation of shared-service costs.  Segment assets are those that are directly used in or identified with segment operations, including cash, accounts receivable, prepaid expenses, inventory, property and equipment and investment in leasing operations. Unallocated assets include corporate cash and cash equivalents, marketable securities, current and deferred tax amounts and other corporate assets.  Inter-segment balances and transactions have been eliminated.  The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Revenue:
Franchising	$12,147,500	$11,813,400	$23,815,100	$22,827,900
Leasing	4,152,300	3,663,300	8,665,000	13,672,900
Total revenue	$16,299,800	$15,476,700	$32,480,100	$36,500,800

Reconciliation to operating income:
Franchising segment contribution	$6,865,100	$6,214,700	$12,774,800	$11,851,500
Leasing segment contribution	2,458,000	1,869,500	4,586,900	6,206,800
Total operating income	$9,323,100	$8,084,200	$17,361,700	$18,058,300

Depreciation:
Franchising	$83,700	$84,600	$168,500	$169,900
Leasing	24,400	22,000	48,800	44,300
Total depreciation	$108,100	$106,600	$217,300	$214,200

	As of
	June 25, 2016	December 26, 2015
Identifiable assets:
Franchising	$2,920,000	$3,100,900
Leasing	37,956,200	39,687,400
Unallocated	1,941,600	4,618,000
Total	$42,817,800	$47,406,300

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of June 25, 2016, we had 1,169 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands and had a leasing portfolio of $37.0 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchise partners.  During the first six months of 2016, our royalties increased $0.9 million or 4.5% compared to the first six months of 2015.

Leasing income net of leasing expense during the first six months of 2016 was $7.3 million compared to $8.9 million in the same period last year.  Fluctuations in period-to-period leasing income and leasing expense result primarily from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the purchases of equipment for lease customers and the medium- to long-term trend in the size of the leasing portfolio.  During the first six months of 2016, we purchased $10.6 million in equipment for lease customers compared to $11.4 million in the first six months of 2015.  Our leasing portfolio (net investment in leases — current and long-term) decreased to $37.0 million at June 25, 2016 from $39.0 million at December 26, 2015.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first six months of 2016, selling, general and administrative expenses were comparable to the first six months of 2015.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first six months ended June 25, 2016:

					SIX MONTHS ENDED 6/25/16
	TOTAL 12/26/15	OPENED	CLOSED	TOTAL 6/25/16	AVAILABLE FOR RENEWAL	COMPLETED RENEWALS
Plato’s Closet
Franchises - US and Canada	456	10	(2)	464	14	13
Once Upon A Child
Franchises - US and Canada	326	15	(2)	339	14	14
Play It Again Sports
Franchises - US and Canada	297	0	(12)	285	10	9
Style Encore
Franchises - US	38	11	(1)	48	—	—
Music Go Round
Franchises - US	33	0	(0)	33	3	3
Total Franchised Stores	1,150	36	(17)	1,169	41	39

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the first six months of 2016, we renewed 39 of the 41 franchise agreements available for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Revenue:
Royalties	64.8%	66.0%	64.1%	54.6%
Leasing income	25.5	23.7	26.7	37.5
Merchandise sales	3.8	4.4	4.2	3.9
Franchise fees	3.0	3.1	2.7	2.1
Other	2.9	2.8	2.3	1.9
Total revenue	100.0	100.0	100.0	100.0

Cost of merchandise sold	(3.6)	(4.2)	(4.0)	(3.7)
Leasing expense	(2.8)	(3.3)	(4.2)	(13.1)
Provision for credit losses	—	0.6	0.1	0.4
Selling, general and administrative expenses	(36.4)	(40.9)	(38.4)	(34.2)
Income from operations	57.2	52.2	53.5	49.4
Interest expense	(3.6)	(2.4)	(3.8)	(1.3)
Interest and other income (expense)	—	0.1	—	—
Income before income taxes	53.6	49.9	49.7	48.1
Provision for income taxes	(20.5)	(19.2)	(19.0)	(18.5)
Net income	33.1%	30.7%	30.7%	29.6%

Comparison of Three Months Ended June 25, 2016 to Three Months Ended June 27, 2015

Revenue

Revenues for the quarter ended June 25, 2016 totaled $16.3 million compared to $15.5 million for the comparable period in 2015.

Royalties and Franchise Fees

Royalties increased to $10.6 million for the second quarter of 2016 from $10.2 million for the second quarter of 2015, a 3.4% increase.  The increase was primarily due to higher Once Upon A Child, Plato’s Closet and Style Encore royalties of $0.1 million each.  The increase in royalties for these brands is primarily from having 23 additional Once Upon A Child, 25 additional Plato’s Closet and 16 additional Style Encore franchise stores in the second quarter of 2016 compared to the same period last year.

Franchise fees increased to $493,500 for the second quarter of 2016 compared to $475,900 for the second quarter of 2015, primarily as a result of opening one more franchise in the 2016 period compared to the same period in 2015.

Leasing Income

Leasing income increased to $4.2 million for the second quarter of 2016 compared to $3.7 million for the same period in 2015.  The increase is primarily due to a higher level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales decreased to $625,300 for the second quarter of 2016 compared to $686,300 in the same period of 2015.  The decrease is primary due to a decrease in technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold decreased to $588,300 for the second quarter of 2016 compared to $645,800 in the same period of 2015.  The decrease was due to a decrease in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the second quarter of 2016 and 2015 was 94.1% and 94.1%, respectively.

Leasing Expense

Leasing expense of $0.5 million for the second quarter of 2016 was comparable to $0.5 million for the second quarter of 2015.

Provision for Credit Losses

Provision for credit losses was $(7,900) for the second quarter of 2016 compared to $(93,100) for the second quarter of 2015.  Provision for credit losses during the 2015 period was impacted by the decrease in the size of the portfolio during the second quarter of 2015.

Selling, General and Administrative

Selling, general and administrative expenses decreased 6.2% to $5.9 million in the second quarter of 2016 from $6.3 million in the same period of 2015.  The decrease was primarily due to decreases in outside services, advertising production and compensation and benefits expenses.

Interest Expense

Interest expense increased to $593,800 for the second quarter of 2016 compared to $369,500 for the second quarter of 2015.  The increase is primarily due to higher average corporate borrowings when compared to the same period last year.

Interest and Other Income

During the second quarter of 2016, we had interest and other income of $9,500 compared to $9,700 of interest and other income in the second quarter of 2015.

Income Taxes

The provision for income taxes was calculated at an effective rate of 38.3% and 38.5% for the second quarter of 2016 and 2015, respectively.

Comparison of Six Months Ended June 25, 2016 to Six Months Ended June 27, 2015

Revenue

Revenues for the first six months of 2016 totaled $32.5 million compared to $36.5 million for the comparable period in 2015.

Royalties and Franchise Fees

Royalties increased to $20.8 million for the first six months of 2016 from $19.9 million for the first six months of 2015, a 4.5% increase.  The increase was due to higher Once Upon A Child, Plato’s Closet and Style Encore royalties of $0.4 million, $0.3 million and $0.2 million, respectively.  The increase in royalties for these brands is primarily from having 23 additional Once Upon A Child, 25 additional Plato’s Closet and 16 additional Style Encore franchise stores in the first six months of 2016 compared to the same period last year.

Franchise fees increased to $866,000 for the first six months of 2016 compared to $770,300 for the first six months of 2015, primarily as a result of opening four more franchises in the 2016 period compared to the same period in 2015.

Leasing Income

Leasing income decreased to $8.7 million for the first six months of 2016 compared to $13.7 million for the same period in 2015.  The decrease is primarily due to a lower level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales of $1.4 million for the first six months of 2016 was comparable to $1.4 million in the same period of 2015.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold of $1.3 million for the first six months of 2016 was comparable to $1.3 million in the same period of 2015.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first six months of 2016 and 2015 was 94.4% and 94.6%, respectively.

Leasing Expense

Leasing expense decreased to $1.4 million for the first six months of 2016 compared to $4.8 million for the first six months of 2015.  The decrease is primarily due to a decrease in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was $(22,300) for the first six months of 2016 compared to $(162,200) for the first six months of 2015.  The provision level for the first six months of 2015 was impacted by net recoveries in the leasing portfolio.  During the first six months of 2015, we had total net recoveries of $621,000.

Selling, General and Administrative

Selling, general and administrative expenses of $12.5 million in the first six months of 2016 was comparable to $12.5 million in the same period of 2015.

Interest Expense

Interest expense increased to $1.2 million for the first six months of 2016 compared to $0.5 million for the first six months of 2015.  The increase is primarily due to higher average corporate borrowings when compared to the same period last year.

Interest and Other Income (Expense)

During the first six months of 2016, we had interest and other income (expense) of $(1,000) compared to $(49,400) of interest and other income (expense) in the first six months of 2015.  Interest and other income (expense) during the first six months of 2015 included larger losses on sales of marketable securities.  (See Note 4 — “Investments”).

Income Taxes

The provision for income taxes was calculated at an effective rate of 38.3% and 38.4% for the first six months of 2016 and 2015, respectively.

Segment Comparison of Three Months Ended June 25, 2016 to Three Months Ended June 27, 2015

Franchising Segment Operating Income

The franchising segment’s operating income for the second quarter of 2016 increased by $0.7 million to $6.9 million from $6.2 million for the second quarter of 2015.  The increase in segment contribution was primarily due to an increase in royalty revenue and a decrease in selling, general and administrative expenses.

Leasing Segment Operating Income

The leasing segment’s operating income for the second quarter of 2016 increased by $0.6 million to $2.5 million from $1.9 million for the second quarter of 2015.  The increase in segment contribution was primarily due to an increase in leasing income net of leasing expense.

Segment Comparison of Six Months Ended June 25, 2016 to Six Months Ended June 27, 2015

Franchising Segment Operating Income

The franchising segment’s operating income for the first six months of 2016 increased by $1.0 million to $12.8 million from $11.8 million for the first six months of 2015.  The increase in segment contribution was primarily due to increased royalty revenue.

Leasing Segment Operating Income

The leasing segment’s operating income for the first six months of 2016 decreased by $1.6 million to $4.6 million from $6.2 million for the first six months of 2015.  The decrease in segment contribution was primarily due to a decrease in leasing income net of leasing expense.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.

We ended the second quarter of 2016 with $1.1 million in cash and cash equivalents compared to $1.1 million in cash and cash equivalents at the end of the second quarter of 2015.

Operating activities provided $13.2 million of cash during the first six months of 2016 compared to $12.8 million provided during the same period last year.  The increase in cash provided by operating activities in the first six months of 2016 compared to 2015 was primarily due to a decrease in cash paid for income taxes.

Investing activities provided $1.9 million of cash during the first six months of 2016.  The 2016 activities consisted primarily of the purchase of equipment for lease customers of $10.6 million and principal collections on lease receivables of $12.5 million.

Financing activities used $15.0 million of cash during the first six months of 2016.  Our most significant financing activities during the first six months of 2016 consisted of net payments on our line of credit and notes payable of $12.9 million, $1.6 million to repurchase 17,194 shares of our common stock and $0.7 million for the payment of dividends.  (See Note 8 — “Shareholders’ Equity (Deficit)” and Note 9 — “Debt”).

As of June 25, 2016, we had no off balance sheet arrangements.

As of June 25, 2016, our borrowing availability under our Line of Credit was $55.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $30.5 million in borrowings outstanding at June 25, 2016 under the Line of Credit bearing interest ranging from 2.70% to 3.50%, leaving $24.5 million available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes.   In May 2016 and each subsequent May thereafter through the term of the facility, the aggregate commitments under the

Line of Credit automatically reduce by $5.0 million.  The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).

As of June 25, 2016, we had $23.0 million in principal outstanding from the $25.0 million Note Agreement entered into in May 2015 with Prudential.

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

As of June 25, 2016, we were in compliance with all of the financial covenants under the Line of Credit and Note Agreement.

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

We believe that the combination of our cash on hand, the cash generated from our franchising business, cash generated from discounting sources and our Line of Credit will be adequate to fund our planned operations through 2017.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first six months of 2016, the Company collected $104,700 less than it estimated at December 26, 2015.  As of June 25, 2016, the Company’s royalty receivable was $1,269,900.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated condensed balance sheet.  As of June 25, 2016, deferred franchise fees were $1,522,900.

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

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At June 25, 2016, the Company had available a $55.0 million line of credit with The PrivateBank and Trust Company and BMO Harris Bank, N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (twelve months or less).  The Company had $30.5 million of debt outstanding at June 25, 2016 under this line of credit, all of which was in the form of short-term borrowings subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates.  With the Company’s borrowings at June 25, 2016, a one percent increase in short-term rates would reduce annual pretax earnings by $305,000.  The Company had no interest rate derivatives in place at June 25, 2016.

None of the Company’s cash and cash equivalents at June 25, 2016 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.  The Company’s portfolio of marketable securities is subject to customary equity market risk.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the six months ended June 25, 2016.   During fiscal 2015, less than 5% of the Company’s total revenues and 1% of expenses were denominated in a foreign currency.  Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $350,000.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number of Shares that may yet be Purchased Under the Plan

March 27, 2016 to April 30, 2016	—	$—	—	144,033
May 1, 2016 to May 28, 2016	1,045	$91.98	1,045	142,988
May 29, 2016 to June 25, 2016	—	$—	—	142,988

(1)                                 The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 5,000,000 shares, of which 142,988 may still be repurchased

ITEM 3:  Defaults Upon Senior Securities

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

31.1                        Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2                        Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1                        Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2                        Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101                           Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended June 25, 2016, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of  Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

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

WINMARK CORPORATION

Date: July 20, 2016	By:	/s/ Brett D. Heffes
Brett D. Heffes Chief Executive Officer and Director (principal executive officer)

Date: July 20, 2016	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED JUNE 25, 2016

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended June 25, 2016, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

*Filed Herewith

(1)                     Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)                     Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.