Form 10-Q
period 2016-09-24
WINMARK CORP
filed 2016-10-18
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2016

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐              No ☒

Common stock, no par value, 4,122,037 shares outstanding as of October 7, 2016.

WINMARK CORPORATION AND SUBSIDIARIES

PART I.          FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 24, 2016	December 26, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$1,120,900	$1,006,700
Marketable securities	204,100	227,800
Receivables, less allowance for doubtful accounts of $2,300 and $200	1,555,300	1,416,900
Restricted cash	40,000	25,000
Net investment in leases - current	16,264,100	17,741,500
Income tax receivable	769,200	3,290,400
Inventories	95,600	45,200
Prepaid expenses	921,000	677,800
Total current assets	20,970,200	24,431,300
Net investment in leases - long-term	21,070,300	21,246,000
Property and equipment, net	847,700	1,121,500
Goodwill	607,500	607,500
	$43,495,700	$47,406,300

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $10,000 and $10,000	$1,990,000	$1,990,000
Accounts payable	1,118,900	1,643,300
Accrued liabilities	2,644,500	1,875,700
Discounted lease rentals	—	38,700
Deferred revenue	1,671,700	1,963,200
Total current liabilities	7,425,100	7,510,900
Long-Term Liabilities:
Line of credit	25,200,000	42,400,000
Notes payable, net of unamortized debt issuance costs of $76,000 and $83,500	20,424,000	21,916,500
Deferred revenue	1,451,200	1,421,600
Other liabilities	1,036,100	1,216,300
Deferred income taxes	3,676,900	3,614,800
Total long-term liabilities	51,788,200	70,569,200
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 4,122,037 and 4,124,767 shares issued and outstanding	859,200	406,500
Accumulated other comprehensive loss	(7,300)	(32,900)
Retained earnings (accumulated deficit)	(16,569,500)	(31,047,400)
Total shareholders’ equity (deficit)	(15,717,600)	(30,673,800)
	$43,495,700	$47,406,300

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
REVENUE:
Royalties	$11,311,000	$11,286,100	$32,140,800	$31,226,700
Leasing income	4,174,000	3,247,000	12,839,000	16,919,900
Merchandise sales	520,000	762,300	1,882,400	2,182,300
Franchise fees	501,800	483,200	1,367,800	1,253,500
Other	227,500	220,900	984,400	917,900
Total revenue	16,734,300	15,999,500	49,214,400	52,500,300
COST OF MERCHANDISE SOLD	499,100	711,600	1,784,800	2,055,600
LEASING EXPENSE	646,200	173,400	2,010,400	4,941,300
PROVISION FOR CREDIT LOSSES	(29,700)	38,800	(52,000)	(123,400)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,180,700	5,733,900	17,671,500	18,226,700
Income from operations	10,438,000	9,341,800	27,799,700	27,400,100
INTEREST EXPENSE	(552,300)	(687,700)	(1,786,800)	(1,142,900)
INTEREST AND OTHER INCOME (EXPENSE)	(6,300)	(12,400)	(7,300)	(61,800)
Income before income taxes	9,879,400	8,641,700	26,005,600	26,195,400
PROVISION FOR INCOME TAXES	(3,785,200)	(3,302,100)	(9,954,200)	(10,050,100)
NET INCOME	$6,094,200	$5,339,600	$16,051,400	$16,145,300
EARNINGS PER SHARE - BASIC	$1.48	$1.29	$3.90	$3.53
EARNINGS PER SHARE - DILUTED	$1.41	$1.23	$3.72	$3.39
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	4,116,957	4,128,031	4,113,819	4,568,813
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	4,328,168	4,338,230	4,320,284	4,758,158

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015

NET INCOME	$6,094,200	$5,339,600	$16,051,400	$16,145,300
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Unrealized net gains (losses) on marketable securities:
Unrealized holding net gains (losses) arising during period	6,800	(30,700)	41,100	8,000
Reclassification adjustment for net gains included in net income	—	—	—	(2,300)
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	6,800	(30,700)	41,100	5,700
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME:
Unrealized net gains/losses on marketable securities:
Unrealized holding net gains/losses arising during period	(2,600)	11,600	(15,500)	(3,200)
Reclassification adjustment for net gains included in net income	—	—	—	900
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME	(2,600)	11,600	(15,500)	(2,300)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	4,200	(19,100)	25,600	3,400
COMPREHENSIVE INCOME	$6,098,400	$5,320,500	$16,077,000	$16,148,700

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 24, 2016	September 26, 2015
OPERATING ACTIVITIES:
Net income	$16,051,400	$16,145,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	320,600	322,800
Provision for credit losses	(52,000)	(123,400)
Compensation expense related to stock options	1,324,400	1,255,100
Deferred income taxes	62,100	(3,329,900)
Loss on sale of marketable securities	12,600	22,800
Deferred initial direct costs	(421,300)	(332,900)
Amortization of deferred initial direct costs	356,200	491,700
Tax benefits on exercised stock options	(69,700)	(16,600)
Change in operating assets and liabilities:
Receivables	(138,400)	14,000
Restricted cash	(15,000)	—
Income tax receivable/payable	2,575,400	3,323,200
Inventories	(50,400)	33,900
Prepaid expenses	(243,200)	(290,100)
Other assets	—	70,000
Accounts payable	(524,400)	(747,100)
Accrued and other liabilities	617,600	1,133,300
Rents received in advance and security deposits	392,300	6,600
Deferred revenue	(261,900)	184,900
Net cash provided by operating activities	19,936,300	18,163,600
INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	52,200	299,000
Purchase of marketable securities	—	(75,800)
Purchase of property and equipment	(46,800)	(121,300)
Purchase of equipment for lease contracts	(16,432,200)	(18,516,900)
Principal collections on lease receivables	17,749,900	22,047,500
Net cash provided by investing activities	1,323,100	3,632,500
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	10,600,000	56,500,000
Payments on line of credit	(27,800,000)	(28,800,000)
Proceeds from borrowings on notes payable	—	25,000,000
Payments on notes payable	(1,500,000)	(500,000)
Repurchases of common stock	(1,573,900)	(74,261,500)
Proceeds from exercises of stock options	170,900	159,000
Dividends paid	(1,111,900)	(939,200)
Tax benefits on exercised stock options	69,700	16,600
Net cash used for financing activities	(21,145,200)	(22,825,100)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	114,200	(1,029,000)
Cash and cash equivalents, beginning of period	1,006,700	2,089,700
Cash and cash equivalents, end of period	$1,120,900	$1,060,700
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,778,400	$830,400
Cash paid for income taxes	$7,316,700	$10,056,800

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

Revenues and operating results for the nine months ended September 24, 2016 are not necessarily indicative of the results to be expected for the full year.

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

4.  Investments:

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities:

	September 24, 2016		December 26, 2015
	Cost	Fair Value	Cost	Fair Value
Equity securities	$215,800	$204,100	$280,600	$227,800

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive loss are as follows:

	September 24, 2016	December 26, 2015
Unrealized gains	$—	$—
Unrealized losses	(11,700)	(52,800)
Net unrealized losses	$(11,700)	$(52,800)

The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Realized gains	$—	$—	$—	$13,400
Realized losses	—	—	(12,600)	(36,200)
Net realized losses	$—	$—	$(12,600)	$(22,800)

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

5.  Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	September 24, 2016	December 26, 2015
Direct financing and sales-type leases:
Minimum lease payments receivable	$35,780,200	$37,181,600
Estimated residual value of equipment	4,442,900	4,511,000
Unearned lease income net of initial direct costs deferred	(5,351,700)	(4,999,700)
Security deposits	(4,054,300)	(3,640,500)
Equipment installed on leases not yet commenced	7,312,600	6,754,200
Total investment in direct financing and sales-type leases	38,129,700	39,806,600
Allowance for credit losses	(817,700)	(859,100)
Net investment in direct financing and sales-type leases	37,312,000	38,947,500
Operating leases:
Operating lease assets	1,001,700	1,083,300
Less accumulated depreciation and amortization	(979,300)	(1,043,300)
Net investment in operating leases	22,400	40,000
Total net investment in leasing operations	$37,334,400	$38,987,500

As of September 24, 2016, the $37.3 million total net investment in leases consists of $16.2 million classified as current and $21.1 million classified as long-term.  As of December 26, 2015, the $39.0 million total net investment in leases consists of $17.7 million classified as current and $21.3 million classified as long-term.

As of September 24, 2016, leased assets with two customers approximated 18% and 15%, respectively, of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2016 and the full fiscal years thereafter as of September 24, 2016:

	Direct Financing and Sales-Type Leases		Operating Leases
	Minimum Lease	Income	Minimum Lease
Fiscal Year	Payments Receivable	Amortization	Payments Receivable
2016	$6,594,500	$1,297,400	$14,200
2017	19,031,000	3,152,900	18,000
2018	8,444,600	843,600	—
2019	1,682,100	54,800	—
2020	8,400	1,500	—
Thereafter	19,600	1,500	—
	$35,780,200	$5,351,700	$32,200

The activity in the allowance for credit losses for leasing operations during the first nine months of 2016 and 2015, respectively, is as follows:

	September 24, 2016	September 26, 2015
Balance at beginning of period	$859,100	$386,000
Provisions charged to expense	(52,000)	(123,400)
Recoveries	39,800	628,700
Deductions for amounts written-off	(29,200)	(9,300)
Balance at end of period	$817,700	$882,000

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	September 24, 2016		December 26, 2015
	Investment	Allowance for	Investment	Allowance for
	In Leases	Credit Losses	In Leases	Credit Losses
Collectively evaluated for loss potential	$38,129,700	$817,700	$39,806,600	$859,100
Individually evaluated for loss potential	—	—	—	—
Total	$38,129,700	$817,700	$39,806,600	$859,100

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

	September 24, 2016
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$37,052,300	$—	$—	$—	$37,052,300
Small-Ticket	1,077,400	—	—	—	1,077,400
Total Investment in Leases	$38,129,700	$—	$—	$—	$38,129,700

	December 26, 2015
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$38,616,600	$—	$—	$—	$38,616,600
Small-Ticket	1,185,800	4,200	—	—	1,190,000
Total Investment in Leases	$39,802,400	$4,200	$—	$—	$39,806,600

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

In January 2016, the FASB issued ASU 2016-01, Financial Statements – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income.  There will no longer be an available-for-sale classification for equity securities with readily determinable fair values.  The new guidance is effective for periods beginning after December 15, 2017, with early adoption permitted.  The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded.  This guidance will be effective for reporting periods beginning after December 15, 2019, with early adoption permitted.  The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.

7.  Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Denominator for basic EPS — weighted average common shares	4,116,957	4,128,031	4,113,819	4,568,813
Dilutive shares associated with option plans	211,211	210,199	206,465	189,345
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	4,328,168	4,338,230	4,320,284	4,758,158
Options excluded from EPS calculation — anti-dilutive	12,868	5,309	18,348	16,961

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

On July 27, 2016, the Company’s Board of Directors approved the payment of a $0.10 per share quarterly cash dividend to shareholders of record at the close of business on August 10, 2016, which was paid on September 1, 2016.

Repurchase of Common Stock

In the first nine months of 2016 the Company repurchased 17,194 shares of its common stock. Under the Board of Directors’ authorization, as of September 24, 2016, the Company has the ability to repurchase additional 142,988 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

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

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of September 24, 2016 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 26, 2015	668,740	$53.73	6.41	25,582,300
Granted	34,300	98.25
Exercised	(17,437)	26.84
Forfeited	(3,501)	80.31
Outstanding, September 24, 2016	682,102	$56.52	5.96	$33,470,500
Exercisable, September 24, 2016	473,817	$44.82	4.92	$28,790,800

The fair value of options granted under the Option Plans during the first nine months of 2016 and 2015 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Nine Months Ended
	September 24, 2016	September 26, 2015
Risk free interest rate	1.52%	1.68%
Expected life (years)	6	6
Expected volatility	27.1%	30.8%
Dividend yield	1.38%	1.34%
Option fair value	$23.78	$25.48

During the nine months ended September 24, 2016, options holders surrendered 2,973 shares of previously owned common shares as payment for option shares exercised as provided for by the Option Plans.  All unexercised options at September 24, 2016 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $1,324,400 and $1,255,100 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first nine months of 2016 and 2015, respectively.  As of September 24, 2016, the Company had $3.5 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.3 years.

9.  Debt:

Line of Credit

As of September 24, 2016, there were $25.2 million in borrowings outstanding under the Company’s Line of Credit with the PrivateBank and Trust Company and BMO Harris Bank N.A., bearing interest ranging from 2.78% to 3.50%, leaving $29.8 million available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of September 24, 2016, the Company was in compliance with all of its financial covenants.

Notes Payable

As of September 24, 2016, the Company had $22.5 million in principal outstanding from the $25.0 million Note Agreement (the “Note Agreement”) entered into in May 2015 with Prudential Investment Management, Inc., its affiliates and managed accounts (“Prudential”).

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and tangible net worth and maximum levels of leverage (all as defined within the Note Agreement). As of September 24, 2016, the Company was in compliance with all of its financial covenants.

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

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Revenue:
Franchising	$12,560,300	$12,752,500	$36,375,400	$35,580,400
Leasing	4,174,000	3,247,000	12,839,000	16,919,900
Total revenue	$16,734,300	$15,999,500	$49,214,400	$52,500,300

Reconciliation to operating income:
Franchising segment contribution	$8,058,800	$7,827,500	$20,833,600	$19,679,000
Leasing segment contribution	2,379,200	1,514,300	6,966,100	7,721,100
Total operating income	$10,438,000	$9,341,800	$27,799,700	$27,400,100

Depreciation:
Franchising	$79,700	$85,900	$248,200	$255,800
Leasing	23,600	22,700	72,400	67,000
Total depreciation	$103,300	$108,600	$320,600	$322,800

	As of
	September 24, 2016	December 26, 2015
Identifiable assets:
Franchising	$3,538,000	$3,100,900
Leasing	38,089,000	39,687,400
Unallocated	1,868,700	4,618,000
Total	$43,495,700	$47,406,300

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of September 24, 2016, we had 1,184 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands and had a leasing portfolio of $37.3 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchise partners.  During the first nine months of 2016, our royalties increased $0.9 million or 2.9% compared to the first nine months of 2015.

Leasing income net of leasing expense during the first nine months of 2016 was $10.8 million compared to $12.0 million in the same period last year.  Fluctuations in period-to-period leasing income and leasing expense result primarily from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the purchases of equipment for lease customers and the medium- to long-term trend in the size of the leasing portfolio.  During the first nine months of 2016, we purchased $16.4 million in equipment for lease customers compared to $18.5 million in the first nine months of 2015.  Our leasing portfolio (net investment in leases — current and long-term) decreased to $37.3 million at September 24, 2016 from $39.0 million at December 26, 2015.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first nine months of 2016, selling, general and administrative expenses decreased $0.6 million, or 3.0%, compared to the first nine months of 2015.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first nine months ended September 24, 2016:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/26/2015	OPENED	CLOSED	9/24/16	RENEWAL	RENEWALS
Plato’s Closet
Franchises - US and Canada	456	14	(4)	466	23	22
Once Upon A Child
Franchises - US and Canada	326	22	(2)	346	21	21
Play It Again Sports
Franchises - US and Canada	297	1	(13)	285	12	11
Style Encore
Franchises - US	38	15	(1)	52	—	—
Music Go Round
Franchises - US	33	2	—	35	4	4
Total Franchised Stores	1,150	54	(20)	1,184	60	58

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the first nine months of 2016, we renewed 58 of the 60 franchise agreements available for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Revenue:
Royalties	67.6%	70.5%	65.3%	59.5%
Leasing income	24.9	20.3	26.1	32.2
Merchandise sales	3.1	4.8	3.8	4.2
Franchise fees	3.0	3.0	2.8	2.4
Other	1.4	1.4	2.0	1.7
Total revenue	100.0	100.0	100.0	100.0

Cost of merchandise sold	(3.0)	(4.5)	(3.6)	(3.9)
Leasing expense	(3.9)	(1.1)	(4.1)	(9.4)
Provision for credit losses	0.2	(0.2)	0.1	0.2
Selling, general and administrative expenses	(31.0)	(35.8)	(35.9)	(34.7)
Income from operations	62.3	58.4	56.5	52.2
Interest expense	(3.3)	(4.3)	(3.7)	(2.2)
Interest and other income (expense)	—	(0.1)	—	(0.1)
Income before income taxes	59.0	54.0	52.8	49.9
Provision for income taxes	(22.6)	(20.6)	(20.2)	(19.1)
Net income	36.4%	33.4%	32.6%	30.8%

Comparison of Three Months Ended September 24, 2016 to Three Months Ended September 26, 2015

Revenue

Revenues for the quarter ended September 24, 2016 totaled $16.7 million compared to $16.0 million for the comparable period in 2015.

Royalties and Franchise Fees

Royalties of $11.3 million were comparable to $11.3 million for the third quarter of 2015.

Franchise fees of $0.5 million for the third quarter of 2016 were comparable to $0.5 million for the third quarter of 2015.

Leasing Income

Leasing income increased to $4.2 million for the third quarter of 2016 compared to $3.2 million for the same period in 2015.  The increase is primarily due to the classification of certain leases in the 2016 period as sales-type leases in accordance with accounting guidance applicable to lessors.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales decreased to $520,000 for the third quarter of 2016 compared to $762,300 in the same period of 2015.  The decrease is primarily due to a decrease in technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold decreased to $499,100 for the third quarter of 2016 compared to $711,600 in the same period of 2015.  The decrease was due to a decrease in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the third quarter of 2016 and 2015 was 96.0% and 93.3%, respectively.

Leasing Expense

Leasing expense increased to $0.6 million for the third quarter of 2016 compared to $0.2 million for the third quarter of 2015.  The increase is primarily due to the cost associated with those leases in the 2016 period classified as sales-type leases noted above.

Provision for Credit Losses

Provision for credit losses was $(29,700) for the third quarter of 2016 compared to $38,800 for the third quarter of 2015.  Provision for credit losses during the 2015 period was impacted by the increase in the size of the portfolio during the third quarter of 2015.

Selling, General and Administrative

Selling, general and administrative expenses decreased 9.6% to $5.2 million in the third quarter of 2016 from $5.7 million in the same period of 2015.  The decrease was primarily due to decreases in outside services, advertising production and compensation and benefits expenses.

Interest Expense

Interest expense decreased to $552,300 for the third quarter of 2016 compared to $687,700 for the third quarter of 2015.  The decrease is primarily due to lower average corporate borrowings when compared to the same period last year.

Interest and Other Income (Expense)

During the third quarter of 2016, we had interest and other expense of $(6,300) compared to $(12,400) of interest and other expense in the third quarter of 2015.

Income Taxes

The provision for income taxes was calculated at an effective rate of 38.3% and 38.2% for the third quarter of 2016 and 2015, respectively.

Comparison of Nine Months Ended September 24, 2016 to Nine Months Ended September 26, 2015

Revenue

Revenues for the first nine months of 2016 totaled $49.2 million compared to $52.5 million for the comparable period in 2015.

Royalties and Franchise Fees

Royalties increased to $32.1 million for the first nine months of 2016 from $31.2 million for the first nine months of 2015, a 2.9% increase.  The increase was due to higher Once Upon A Child, Plato’s Closet and Style Encore royalties of $0.6 million, $0.2 million and $0.3 million, respectively.  The increase in royalties for these brands is primarily from having 26 additional Once Upon A Child, 16 additional Plato’s Closet and 17 additional Style Encore franchise stores in the first nine months of 2016 compared to the same period last year.

Franchise fees increased to $1.4 million for the first nine months of 2016 compared to $1.3 million for the first nine months of 2015, primarily as a result of opening more franchises in the 2016 period compared to the same period in 2015.

Leasing Income

Leasing income decreased to $12.8 million for the first nine months of 2016 compared to $16.9 million for the same period in 2015.  The decrease is primarily due to a lower level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales decreased to $1.9 million for the first nine months of 2016 compared to $2.2 million in the same period of 2015.  The decrease is primarily due to a decrease in technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold decreased $1.8 million for the first nine months of 2016 compared to $2.1 million in the same period of 2015.  The decrease was due to a decrease in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first nine months of 2016 and 2015 was 94.8% and 94.2%, respectively.

Leasing Expense

Leasing expense decreased to $2.0 million for the first nine months of 2016 compared to $4.9 million for the first nine months of 2015.  The decrease is primarily due to a decrease in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was $(52,000) for the first nine months of 2016 compared to $(123,400) for the first nine months of 2015.  The provision level for the first nine months of 2015 was impacted by net recoveries in the leasing portfolio.  During the first nine months of 2015, we had total net recoveries of $619,400.

Selling, General and Administrative

Selling, general and administrative expenses decreased to $17.7 million in the first nine months of 2016 compared to $18.2 million in the same period of 2015.  The decrease was primarily due to decreases in outside services, advertising production and compensation and benefits expenses.

Interest Expense

Interest expense increased to $1.8 million for the first nine months of 2016 compared to $1.1 million for the first nine months of 2015.  The increase is primarily due to higher average corporate borrowings when compared to the same period last year.

Interest and Other Income (Expense)

During the first nine months of 2016, we had interest and other expense of $(7,300) compared to $(61,800) of interest and other expense in the first nine months of 2015.  Interest and other expense during the first nine months of 2015 included larger losses on sales of marketable securities.  (See Note 4 — “Investments”).

Income Taxes

The provision for income taxes was calculated at an effective rate of 38.3% and 38.4% for the first nine months of 2016 and 2015, respectively.

Segment Comparison of Three Months Ended September 24, 2016 to Three Months Ended September 26, 2015

Franchising Segment Operating Income

The franchising segment’s operating income for the third quarter of 2016 increased by $0.3 million to $8.1 million from $7.8 million for the third quarter of 2015.  The increase in segment contribution was primarily due to a decrease in selling, general and administrative expenses.

Leasing Segment Operating Income

The leasing segment’s operating income for the third quarter of 2016 increased by $0.9 million to $2.4 million from $1.5 million for the third quarter of 2015.  The increase in segment contribution was primarily due to an increase in leasing income net of leasing expense as well as a decrease in selling, general and administrative expenses.

Segment Comparison of Nine Months Ended September 24, 2016 to Nine Months Ended September 26, 2015

Franchising Segment Operating Income

The franchising segment’s operating income for the first nine months of 2016 increased by $1.1 million to $20.8 million from $19.7 million for the first nine months of 2015.  The increase in segment contribution was primarily due to increased royalty revenue.

Leasing Segment Operating Income

The leasing segment’s operating income for the first nine months of 2016 decreased by $0.7 million to $7.0 million from $7.7 million for the first nine months of 2015.  The decrease in segment contribution was primarily due to a decrease in leasing income net of leasing expense.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.

We ended the third quarter of 2016 with $1.1 million in cash and cash equivalents compared to $1.1 million in cash and cash equivalents at the end of the third quarter of 2015.

Operating activities provided $19.9 million of cash during the first nine months of 2016 compared to $18.2 million provided during the same period last year.  The increase in cash provided by operating activities in the first nine months of 2016 compared to 2015 was primarily due to a decrease in cash paid for income taxes.

Investing activities provided $1.3 million of cash during the first nine months of 2016.  The 2016 activities consisted primarily of the purchase of equipment for lease customers of $16.4 million and principal collections on lease receivables of $17.7 million.

Financing activities used $21.1 million of cash during the first nine months of 2016.  Our most significant financing activities during the first nine months of 2016 consisted of net payments on our line of credit and notes payable of $18.7 million, $1.6 million to repurchase 17,194 shares of our common stock and $1.1 million for the payment of dividends.  (See Note 8 — “Shareholders’ Equity (Deficit)” and Note 9 — “Debt”).

As of September 24, 2016, we had no off balance sheet arrangements.

As of September 24, 2016, our borrowing availability under our Line of Credit was $55.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $25.2 million in borrowings outstanding at September 24, 2016 under the Line of Credit bearing interest ranging from 2.78% to 3.50%, leaving $29.8 million available for additional borrowings.

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

As of September 24, 2016, we had $22.5 million in principal outstanding from the $25.0 million Note Agreement entered into in May 2015 with Prudential.

The final maturity of the notes is 10 years.  Interest at a rate of 5.5% per annum on the outstanding principal balance is payable quarterly, along with required prepayments of the principal of $500,000 quarterly for the first five years, and $750,000 quarterly thereafter until the principal is paid in full.  The notes may be prepaid, at our option, in whole or in part (in a minimum amount of $1.0 million), but prepayments require payment of a Yield Maintenance Amount, as defined in the Note Agreement.

Our obligations under the Note Agreement are secured by a lien against substantially all of our assets, and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and tangible net worth and maximum levels of leverage (all as defined within the Note Agreement).

As of September 24, 2016, we were in compliance with all of the financial covenants under the Line of Credit and Note Agreement.

We expect to generate the cash necessary to pay our expenses, finance our leasing business and to pay the principal and interest on our outstanding debt from cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate.  Our ability to pay our expenses, finance our leasing business and meet our debt service obligations depends on our future performance, which may be affected by financial, business, economic, and other factors including the risk factors described under Item 1A of our Form 10-K for the fiscal year ended December 26, 2015.  If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity.  In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all.  Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase our cost of capital.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first nine months of 2016, the Company collected $104,700 less than it estimated at December 26, 2015.  As of September 24, 2016, the Company’s royalty receivable was $1,315,100.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated condensed balance sheet.  As of September 24, 2016, deferred franchise fees were $1,382,500.

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

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At September 24, 2016, the Company had available a $55.0 million line of credit with The PrivateBank and Trust Company and BMO Harris Bank, N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (twelve months or less).  The Company had $25.2 million of debt outstanding at September 24, 2016 under this line of credit, all of which was in the form of short-term borrowings subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates.  With the Company’s borrowings at September 24, 2016, a one percent increase in short-term rates would reduce annual pretax earnings by $252,000.  The Company had no interest rate derivatives in place at September 24, 2016.

None of the Company’s cash and cash equivalents at September 24, 2016 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.  The Company’s portfolio of marketable securities is subject to customary equity market risk.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the nine months ended September 24, 2016.   During fiscal 2015, less than 5% of the Company’s total revenues and 1% of expenses were denominated in a foreign currency.  Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $350,000.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

June 26, 2016 to July 30, 2016	—	$—	—	142,988
July 31, 2016 to August 27, 2016	—	$—	—	142,988
August 28, 2016 to September 24, 2016	—	$—	—	142,988

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended September 24, 2016, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

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

WINMARK CORPORATION

Date: October 18, 2016	By:	/s/ Brett D. Heffes
Brett D. Heffes Chief Executive Officer and Director (principal executive officer)

Date: October 18, 2016	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 24, 2016

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended September 24, 2016, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

*Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.