Form 10-K
period 2016-12-31
WINMARK CORP
filed 2017-03-10
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016, or

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

Yes ☐              No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $172,941,305.

Shares of no par value Common Stock outstanding as of March 6, 2017: 4,169,769 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 26, 2017 have been incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report

WINMARK CORPORATION AND SUBSIDIARIES

PART I

ITEM 1:     BUSINESS

Background

We are a franchisor of five value-oriented retail store concepts that buy, sell and trade gently used merchandise.  Each of our retail store brands emphasizes consumer value by offering high-quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers’ used goods that have been outgrown or are no longer used.  Our concepts also offer a limited amount of new merchandise to customers.  As of December 31, 2016, we had 1,186 franchised stores across the United States and Canada.

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

Our significant assets are located within the United States, and we generate all revenues from United States operations other than franchising revenues from Canadian operations of approximately $3.3 million, $2.9 million and $2.9 million for 2016, 2015 and 2014, respectively.  For additional financial information, please see Item 6 — Selected Financial Data and Item 8 — Financial Statements and Supplementary Data.  We were incorporated in Minnesota in 1988.

Franchise Operations

Our retail brands with their fiscal year 2016 system-wide sales, which we define as estimated revenues generated by all franchise locations, are summarized as follows:

Plato’s Closet® - $442 million.

We began franchising the Plato’s Closet brand in 1999.  Plato’s Closet stores buy and sell used clothing and accessories geared toward the teenage and young adult market.  Customers have the opportunity to sell their used items to Plato’s Closet stores and to purchase quality used clothing and accessories at prices lower than new merchandise.

Once Upon A Child® - $319 million.

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

Music Go Round® - $31 million.

We began franchising the Music Go Round brand in 1994.  Music Go Round stores buy, sell, trade and consign used and, to a lesser extent, new musical instruments, speakers, amplifiers, music-related electronics and related accessories.

Style Encore® - $28 million.

We began franchising the Style Encore brand in 2013.  Style Encore stores buy and sell used women’s apparel, shoes and accessories.  Customers have the opportunity to sell their used items to Style Encore stores and to purchase quality used clothing, shoes and accessories at prices lower than new merchandise.

The following table presents the royalties and franchise fees contributed by our franchised retail brands for each of the past three years and the corresponding percentage of consolidated revenues for each such year:

	Total Royalties and Franchise Fees
	(in millions)			% of Consolidated Revenue
	2014	2015	2016	2014	2015	2016
Plato’s Closet	$18.0	$19.1	$19.5	29.4%	27.5%	29.2%
Once Upon A Child	12.1	13.0	14.2	19.7	18.7	21.3
Play It Again Sports	9.4	9.5	9.2	15.4	13.6	13.9
Style Encore	0.6	1.2	1.7	1.0	1.8	2.6
Music Go Round	0.9	0.9	1.0	1.4	1.3	1.5
	$41.0	$43.7	$45.6	66.9%	62.9%	68.5%

The following table presents a summary of our retail brands franchising activity for the fiscal year ended December 31, 2016:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/26/2015	OPENED	CLOSED	12/31/2016	RENEWAL	RENEWALS	% RENEWED
Plato’s Closet
Franchises - US and Canada	456	17	(5)	468	31	30	97%
Once Upon A Child
Franchises - US and Canada	326	25	(3)	348	29	29	100%
Play It Again Sports
Franchises - US and Canada	297	2	(16)	283	13	12	92%
Style Encore
Franchises - US	38	15	(1)	52	—	—	N/A
Music Go Round
Franchises - US	33	2	0	35	5	5	100%
Total Franchised Stores	1,150	61	(25)	1,186	78	76	97%

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

At December 31, 2016, we had 74 signed retail franchise agreements, of which the majority are expected to open in 2017.

We began franchising in Canada in 1991 and, as of December 31, 2016, had 92 franchised retail stores open in Canada.  The Canadian retail stores are operated by franchisees under agreements substantially similar to those used in the United States.

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

Our typical Once Upon A Child franchised store purchases approximately 30% of its new product from Rachel’s Ribbons, Melissa & Doug, Wild Side Accessories, North States and Nuby.  The loss of any of the above vendors would change the vendor mix, but not significantly change our products offered.

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

Each franchisee must execute our franchise agreement and pay an initial franchise fee.  At December 31, 2016, the franchise fee for all brands was $25,000 for an initial store in the U.S. and $34,500CAD for an initial store in Canada.  Once a franchisee opens its initial store, it can open additional stores, in any brand, by paying a $15,000 franchise fee for a store in the U.S. and $21,000CAD for a store in Canada, provided an acceptable territory is available and the franchisee meets the brand’s additional store standards.  The franchise fee for our initial retail store and additional retail store in Canada is based upon the exchange rate applied to the United States franchise fee on the last business day of the preceding fiscal year.  The franchise fee in March 2017 for an initial retail store in Canada will be $33,500CAD, and an additional retail store in Canada will be $20,000CAD.  Typically, the franchisee’s initial store is open for business approximately 12 months from the date the franchise agreement is signed.  The franchise agreement has an initial term of 10 years, with subsequent 10-year renewal periods, and grants the franchisee an exclusive geographic area, which will vary in size depending upon population, demographics and other factors.  Under current franchise agreements, franchisees of the respective brands are required to pay us weekly continuing fees (royalties) equal to the percentage of gross sales outlined in their Franchise Agreements, generally ranging from 4% to 5% for all of our brands except Music Go Round, which is 3%.

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

We believe that renewing a significant number of these franchise relationships is important to the success of the Company.  During the past three years, we renewed 99% of franchise agreements up for renewal.

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

Our Play It Again Sports franchisees compete with large retailers such as Dick’s Sporting Goods, Academy Sports & Outdoors as well as regional and local sporting goods stores.  We also compete with Target and Wal-Mart.

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

Winmark Franchise Partners™

During 2017, we announced that we are launching an initiative to provide services, support and capital to emerging franchisors. Under the Winmark Franchise Partners mark, we intend to leverage our experience in franchising through strategic partnering with select companies interested in franchising to grow their brands.  We anticipate that this concept will create additional revenue streams while being synergistic with our existing business.

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

Generally, high-technology equipment, such as information technology equipment, does not suffer from material physical deterioration if properly maintained.  As required under our leases, our leased equipment must be kept under continual maintenance, in accordance with the manufacturer’s specifications, most often provided by the manufacturer.  The economic life and residual value of information technology equipment is subject to, among other things, the development of technological improvements and changes in sale and maintenance terms initiated by the manufacturer.

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

We generally lease high-technology and other business-essential equipment.  Additionally, we may lease operating system and application software to our customers, but typically only with a hardware lease.  Our standard lease agreement, entered into with each customer, is a noncancelable “net” lease which contains “hell-or-high water” provisions under which the customer, upon acceptance of the equipment, must make all lease payments regardless of any defects or performance of the equipment, and which require the customer to maintain and service the equipment, insure the equipment against casualty loss and pay all property, sales and other taxes related to the equipment.  We retain ownership of the equipment we lease and, in the event of default by the customer, we or the financial institution to whom the lease payment has been assigned may declare the customer in default, accelerate all lease payments due under the lease and pursue other available remedies, including repossession of the equipment.  Upon expiration of the initial term or extended lease term, depending on the structure of the lease, the customer may:

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

Government Regulation

Fourteen states, the Federal Trade Commission and six Canadian Provinces impose pre-sale franchise registration and/or disclosure requirements on franchisors.  In addition, a number of states have statutes which regulate substantive aspects of the franchisor-franchisee relationship such as termination, nonrenewal, transfer, discrimination among franchisees and competition with franchisees.

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

Trademarks and Service Marks

Plato’s Closet®, Once Upon A Child®, Play It Again Sports®, Style Encore®, Music Go Round®, Winmark®, Wirth Business Credit® and Winmark Capital®, among others, are our registered service marks.  We have filed a trademark registration for Winmark Franchise Partners™.  These marks are of considerable value to our business.  We intend to protect our service marks by appropriate legal action where and when necessary.  Each service mark registration must be renewed every 10 years.  We have taken, and intend to continue to take, all steps necessary to renew the registration of all our material service marks.

Seasonality

Our Plato’s Closet and Once Upon A Child franchise brands have experienced higher than average sales volumes during the spring months and during the back-to-school season.  Our Play It Again Sports franchise brand has experienced higher than average sales volumes during the winter season.  Overall, the different seasonal trends of our brands partially offset each other and do not result in significant seasonality trends on a Company-wide basis.  Our equipment leasing business is not seasonal; however, quarter to quarter results often vary significantly.

Employees

As of December 31, 2016, we employed 103 employees.

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

ITEM 1A:    RISK FACTORS

We are dependent on franchise renewals.

Each of our franchise agreements is 10 years long.  At the end of the term of each franchise agreement, each franchisee may, if certain conditions are met, “renew” the franchise relationship by signing a new 10-year franchise agreement.  As of December 31, 2016 each of our five franchised retail brands have the following number of franchise agreements that will expire over the next three years:

	2017	2018	2019
Plato’s Closet	26	30	46
Once Upon A Child	24	17	29
Play It Again Sports	18	13	16
Style Encore	—	—	—
Music Go Round	5	3	4
	73	63	95

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

We are in the early stages of launching a new franchising initiative.

We are currently investing in the launch of a new initiative to provide services, support and capital to emerging franchisors.  There can be no assurance that we will be successful in this undertaking and that it will not have a negative impact on our financial performance.

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

We may incur concentration of credit risk in our lease portfolio.  As of December 31, 2016, leased assets with two customers represented approximately 42% of our total net investment in leases.

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

The terms of our $55.0 million line of credit and $25.0 million note facility impose certain operating and financial restrictions on us and require us to meet certain financial tests including tests related to minimum levels of debt service coverage and tangible net worth and maximum levels of leverage.  As of December 31, 2016, we were in compliance with all of our financial covenants under these facilities; however, failure to comply with these covenants in the future may result in default under one or both of these sources of capital and could result in acceleration of the related indebtedness.  Any such acceleration of indebtedness would have an adverse impact on our business activities and financial condition.

Sustained credit market deterioration could jeopardize the counterparty obligations of one or both of the banks participating in our line of credit facility, which could have an adverse impact on our business if we are not able to replace such credit facility or find other sources of liquidity on acceptable terms.

We have indebtedness.

We incurred indebtedness in connection with the purchase of shares in the Tender Offer (see Note 6 — “Shareholders’ Equity (Deficit)” and Note 7 — “Debt”).  We expect to generate the cash necessary to pay our expenses, finance our leasing business and to pay the principal and interest on all of our outstanding debt from cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate.  Our ability to pay our expenses, finance our leasing business and meet our debt service obligations depends on our future performance, which may be affected by financial, business, economic, and other factors.  If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity.  In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all.  Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase our cost of capital.

We are subject to government regulation.

As a franchisor, we are subject to various federal and state franchise laws and regulations.  Fourteen states, the Federal Trade Commission and six Canadian Provinces impose pre-sale franchise registration and/or disclosure requirements on franchisors.  In addition, a number of states have statutes which regulate substantive aspects of the franchisor-franchisee relationship such as termination, nonrenewal, transfer, discrimination among franchisees and competition with franchisees.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 2:     PROPERTIES

We lease 41,016 square feet at our headquarters facility in Minneapolis, Minnesota.  We are obligated to pay rent monthly under the lease, and will pay an average of $658,000 annually over the remaining term that expires in 2019.  We are also obligated to pay estimated taxes and operating expenses as described in the lease, which change annually.  The total rentals, taxes and operating expenses paid may increase if we exercise any of our rights to acquire additional space described in the lease.  Our facilities are sufficient to meet our current and immediate future needs.

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

PART II

ITEM 5:     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders, Dividends

Winmark Corporation’s common stock trades on the NASDAQ Global Market under the symbol “WINA”.  The table below sets forth the high and low sales prices of our common stock as reported by NASDAQ for the quarterly periods indicated:

FY 2016:	First	Second	Third	Fourth
High	$101.61	$102.00	$109.49	$133.08
Low	$88.00	$91.26	$106.58	$102.55

FY 2015:	First	Second	Third	Fourth
High	$89.08	$105.09	$108.28	$103.91
Low	$79.02	$84.42	$94.68	$82.69

At March 6, 2017, there were 4,169,769 shares of common stock outstanding held by approximately 75 shareholders of record.  Shareholders of record do not include holders who beneficially own common stock held in nominee or “street name”.

We declared and paid cash dividends per common share of the following amounts in each of the quarterly periods indicated:

	First	Second	Third	Fourth
FY 2016:	$0.07	$0.10	$0.10	$0.10
FY 2015:	$0.06	$0.07	$0.07	$0.07

Any future declaration of dividends will be subject to the discretion of our Board of Directors and subject to our results of operations, financial condition, cash requirements, compliance with loan covenants and other factors deemed relevant by our Board of Directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

September 25, 2016 to October 29, 2016	—	$—	—	142,988
October 30, 2016 to November 26, 2016	—	$—	—	142,988
November 27, 2016 to December 31, 2016	—	$—	—	142,988

(1)

The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 5,000,000 shares, of which 142,988 may still be repurchased under the existing authorization.

Performance Graph

In accordance with the rules of the SEC, the following graph compares the performance of our common stock on the NASDAQ Stock Market to the NASDAQ US Benchmark TR composite index and to the NASDAQ US Benchmark Retail TR industry index, of which we are a component.  The graph compares on an annual basis the cumulative total shareholder return on $100 invested on December 30, 2011 through our fiscal year ended December 31, 2016 and assumes reinvestment of all dividends.  The performance graph is not necessarily indicative of future investment performance.

ITEM 6:     SELECTED FINANCIAL DATA

The following table sets forth selected financial information for the periods indicated.  The information should be read in conjunction with the consolidated financial statements and related notes discussed in Items 8 and 15, and Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed in Item 7.

	Fiscal Year Ended
	(in thousands except per share data)
	December 31,		December 26,		December 27,	December 28,	December 29,
	2016		2015		2014	2013	2012
Revenue:
Royalties	$43,995		$41,908		$38,972	$36,344	$33,760
Leasing income	17,283		21,566		16,247	14,524	13,212
Merchandise sales	2,217		2,817		2,729	2,327	2,751
Franchise fees	1,625		1,788		1,990	1,459	1,291
Other	1,460		1,369		1,241	1,077	929
Total revenue	66,580		69,448		61,179	55,731	51,943
Cost of merchandise sold	2,101		2,653		2,620	2,206	2,622
Leasing expense	2,324		5,759		1,631	1,592	1,790
Provision for credit losses	18		(150)		63	(45)	(48)
Selling, general and administrative expenses	23,836		24,095		23,806	22,198	20,280
Income from operations	38,301		37,091		33,059	29,780	27,299
Loss from equity investments(1)	—		—		—	—	(2,493)
Impairment of investment in notes	—		—		—	—	(1,324)
Interest expense	(2,343)		(1,802)		(484)	(213)	(392)
Interest and other income (expense)	(12)		(64)		14	23	66
Income before income taxes	35,946		35,225		32,589	29,590	23,156
Provision for income taxes	(13,728)		(13,425)		(12,522)	(11,358)	(10,218)
Net income	$22,218		$21,800		$20,067	$18,232	$12,938

Earnings per common share - diluted	$5.13		$4.69		$3.85	$3.48	$2.47
Weighted average shares outstanding - diluted	4,330		4,652		5,217	5,241	5,238
Cash dividends per common share	$0.37		$0.27		$5.23	$0.19	$5.15
Balance Sheet Data:
Working capital	$15,436		$16,920		$3,857	$24,376	$1,971
Total assets	48,582		47,406		54,728	53,036	43,539
Total debt	45,400		66,400		18,500	—	10,800
Shareholders’ equity (deficit)	(7,852)		(30,674)		21,610	38,145	17,928
Selected Financial Ratios:
Return on average assets	46.3%		42.7%		37.2%	37.8%	28.3%
Return on average equity	N/A	%	N/A	%	67.2%	65.0%	48.8%

(1)

Included in loss from equity investments is a $1.8 million impairment charge for the Company’s investment in Tomsten, Inc. in 2012.  As of December 31, 2016, the Company has no remaining carrying value for this investment.

ITEM 7:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of December 31, 2016, we had 1,186 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands and had a leasing portfolio of $41.4 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchise partners.  During 2016, our royalties increased $2.1 million or 5.0% compared to 2015.

Leasing income net of leasing expense in 2016 was $15.0 million compared to $15.8 million in 2015.  Fluctuations in period-to-period leasing income and leasing expense result primarily from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the purchases of equipment for lease customers and the medium- to long-term trend in the size of the leasing portfolio.  During 2016, we purchased $26.2 million in equipment for lease customers compared to $22.2 million in 2015 and $27.5 million in 2014.  Our leasing portfolio (net investment in leases — current and long-term) was $41.4 million at December 31, 2016 compared to $39.0 million at December 26, 2015 and $44.0 million at December 27, 2014.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During 2016, selling, general and administrative expense decreased $0.3 million, or 1.1%, compared to the same period last year.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the fiscal year ended December 31, 2016:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/26/2015	OPENED	CLOSED	12/31/2016	RENEWAL	RENEWALS	% RENEWED
Plato’s Closet
Franchises - US and Canada	456	17	(5)	468	31	30	97%
Once Upon A Child
Franchises - US and Canada	326	25	(3)	348	29	29	100%
Play It Again Sports
Franchises - US and Canada	297	2	(16)	283	13	12	92%
Style Encore
Franchises - US	38	15	(1)	52	—	—	N/A
Music Go Round
Franchises - US	33	2	0	35	5	5	100%
Total Franchised Stores	1,150	61	(25)	1,186	78	76	97%

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  In 2016, we renewed 97% of franchise agreements up for renewal.  This percentage of renewal has ranged between 97% and 100% during the last three years.

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

Results of Operations

The following table sets forth selected information from our Consolidated Statements of Operations expressed as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Fiscal Year Ended			Fiscal 2016	Fiscal 2015
	December 31,	December 26,	December 27,	over (under)	over (under)
	2016	2015	2014	2015	2014
Revenue:
Royalties	66.1%	60.3%	63.7%	5.0%	7.5%
Leasing income	26.0	31.0	26.6	(19.9)	32.7
Merchandise sales	3.3	4.1	4.5	(21.3)	3.2
Franchise fees	2.4	2.6	3.2	(9.1)	(10.1)
Other	2.2	2.0	2.0	6.6	10.3
Total revenue	100.0	100.0	100.0	(4.1)	13.5

Cost of merchandise sold	(3.2)	(3.8)	(4.3)	(20.8)	1.3
Leasing expense	(3.5)	(8.3)	(2.7)	(59.7)	253.2
Provision for credit losses	—	0.2	(0.1)	112.4	(338.0)
Selling, general and administrative expenses	(35.8)	(34.7)	(38.9)	(1.1)	1.2
Income from operations	57.5	53.4	54.0	3.3	12.2
Interest expense	(3.5)	(2.6)	(0.8)	30.0	272.0
Interest and other income (expense)	—	(0.1)	—	(80.8)	555.0
Income before income taxes	54.0	50.7	53.2	2.0	8.1
Provision for income taxes	(20.6)	(19.3)	(20.4)	2.3	7.2
Net income	33.4%	31.4%	32.8%	1.9%	8.6%

Revenue

Revenues for the year ended December 31, 2016 totaled $66.6 million compared to $69.4 million and $61.2 million for the comparable periods in 2015 and 2014, respectively.

Royalties and Franchise Fees

Royalties increased to $44.0 million for 2016 from $41.9 million for the same period in 2015, a 5.0% increase.  The increase was due to higher Once Upon A Child, Plato’s Closet and Style Encore royalties of $1.0 million, $0.5 million and $0.5 million, respectively.  The increase in royalties for these brands is primarily from having 22 additional Once Upon A Child, 12 additional Plato’s Closet and 14 additional Style Encore franchise stores in 2016 compared to 2015.  Fiscal 2016 was a 53-week year compared to a 52-week year in fiscal 2015, which also contributed to the increase in royalty revenue.  In 2015, royalties increased $2.9 million compared to 2014.  This increase was primarily due to having 58 additional franchise stores in 2015 compared to 2014.

Franchise fees decreased to $1.6 million for 2016 from $1.8 million for 2015 primarily as a result of opening 12 fewer franchises in 2016 compared to 2015.  Franchise fees in 2015 decreased $0.2 million compared to 2014 primarily due to opening 22 fewer franchises in 2015 compared to 2014.  Franchise fees include initial franchise fees from the sale of new franchises and transfer fees related to the transfer of existing franchises.  Franchise fee revenue is recognized when the franchise opens or when the franchise agreement is assigned to a buyer of a franchise.  An overview of retail brand franchise fees is presented in the Franchising subsection of the Business section (Item 1).

Leasing Income

Leasing income decreased to $17.3 million in 2016 compared to $21.6 million for the same period in 2015.  The decrease is primarily due to a lower level of equipment sales to customers.  Leasing income in 2015 increased $5.3 million compared to 2014 primarily due to a higher level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales decreased to $2.2 million in 2016 from $2.8 million in 2015.  The decrease is primarily due to a decrease in technology purchases by our franchisees.  Direct Franchisee Sales in 2015 increased $0.1 million compared to 2014 as a result of increased technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold decreased to $2.1 million in 2016 from $2.7 million in 2015.  The decrease was due to a decrease in Direct Franchisee Sales in 2016 discussed above.  Cost of merchandise sold in 2015 increased $0.1 million compared to 2014 due to an increase in Direct Franchisee Sales in 2015 discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for 2016, 2015 and 2014 was 94.8%, 94.2% and 96.0%, respectively.

Leasing Expense

Leasing expense decreased to $2.3 million in 2016 compared to $5.8 million in 2015.  The decrease is primarily due to a decrease in the associated costs of equipment sales to customers discussed above.  Leasing expense in 2015 increased $4.1 million compared to 2014 due to an increase in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was $18,500 in 2016 compared to $(149,700) in 2015 and $62,900 in 2014.  The provision level for 2015 was impacted by net recoveries in the leasing portfolio.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 1.1% to $23.8 million in 2016 from $24.1 million in 2015.  The decrease was primarily due to decreases in compensation and benefit expenses.  The $0.3 million, or 1.2%, increase in selling, general and administrative expenses in 2015 compared to 2014 was primarily due to an increase in compensation expenses.

Interest Expense

Interest expense increased to $2.3 million in 2016 compared to $1.8 million in 2015.  The increase is primarily due to higher average corporate borrowings during 2016 when compared to 2015.  Interest expense in 2015 increased $1.3 million compared to 2014 due to higher average corporate borrowings during 2015 when compared to 2014.

Interest and Other Income (Expense)

During 2016, we had interest and other income (expense) of $(12,200) compared to $(63,700) and $14,000 of interest and other income (expense) in 2015 and 2014, respectively.  Income and other income (expense) in 2015 included losses on sales of marketable securities while interest and other income in 2014 included higher investment income and gains on sales of marketable securities.

Income Taxes

The provision for income taxes was calculated at an effective rate of 38.2%, 38.1% and 38.4% for 2016, 2015 and 2014, respectively.  The higher effective rate in 2016 compared to 2015 is primarily due to an increase in state taxes.  The lower effective rate for 2015 compared to 2014 is primarily due to a decrease in state taxes.

Segment Comparison of Fiscal Years 2016, 2015 and 2014

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

	Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Revenue:
Franchising	$49,296,700	$47,882,100	$44,931,400
Leasing	17,283,600	21,565,700	16,247,300
Total revenue	$66,580,300	$69,447,800	$61,178,700

Reconciliation to income from operations:
Franchising segment contribution	$28,650,400	$26,891,000	$23,631,800
Leasing segment contribution	9,650,600	10,199,700	9,427,500
Total income from operations	$38,301,000	$37,090,700	$33,059,300

Franchising Segment Operating Income

The franchising segment’s 2016 operating income increased by $1.8 million, or 6.5%, to $28.7 million from $26.9 million for 2015.  The increase in segment contribution was primarily due to increased royalty revenues.  The $3.3 million increase in the franchising segment’s 2015 operating income from 2014 was primarily due to increased royalty revenues.

Leasing Segment Operating Income

The leasing segment’s operating income for 2016 decreased by $0.5 million, or 5.4%, to $9.7 million from $10.2 million for 2015.  The decrease in segment contribution was due to a decrease in leasing income net of leasing expense.  The $0.8 million increase in the leasing segment’s 2015 operating income from 2014 was due to an increase in leasing income net of leasing expense partially offset by an increase in selling, general and administrative expenses.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the Consolidated Statements of Operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.

We ended 2016 with $1.3 million in cash and cash equivalents compared to $1.0 million in cash and cash equivalents at the end of 2015.

Operating activities provided $25.7 million of cash during 2016 compared to $22.3 million provided during 2015 and $18.0 million provided during 2014.  The increase in cash provided by operating activities in 2016 compared to 2015 was primarily due to a decrease in cash paid for income taxes.  A contributing factor to the increase in cash provided by operating activities in 2015 compared to 2014 was an increase in net income and a decrease in cash paid for income taxes.

Investing activities used $3.2 million of cash during 2016 compared to $4.5 million provided during 2015 and $7.1 million used during 2014.  Our most significant investing activities consist of the purchase of equipment for lease contracts and principal collections on lease receivables, as our franchising business is not capital intensive.  Purchase of equipment for lease customers in 2016 was $26.2 million compared to $22.2 million in 2015 and $27.5 million in 2014.

During 2016, principal collections on lease receivables were $23.0 million compared to $26.6 million during 2015 and $20.7 million during 2014.

Financing activities used $22.2 million of cash during 2016 compared to $27.9 million used during 2015 and $19.5 million used during 2014.  Our most significant financing activities over the past three years have consisted of net borrowings/payments on our debt facilities, the payment of dividends, repurchase of common stock, and net proceeds and tax benefits received from the exercise of stock options.  During 2014, we paid $26.9 million in cash dividends (including a $5.00 per share special cash dividend) and used $11.6 million to purchase 166,030 shares of our common stock.  Net borrowings on our line of credit of $18.5 million during 2014 were associated with these activities.  During 2015, we paid $1.2 million in cash dividends and used $74.9 million to purchase 881,518 shares of our common stock including $74.3 million to repurchase 875,000 shares of our common stock in a tender offer (the “Tender Offer”).  Net borrowings on our line of credit and notes payable of $47.9 million during 2015 were associated with these activities. During 2016, we made net payments on our Line of Credit and notes payable of $21.0 million, paid $1.5 million in cash dividends, repurchased 17,194 shares of our common stock for $1.6 million and received net proceeds and tax benefits from the exercise of stock options of $1.9 million.  (See Note 6 — “Shareholders’ Equity (Deficit)” and Note 7 — “Debt”).

We have debt obligations and future operating lease commitments for our corporate headquarters and satellite office space.  As of December 31, 2016, we had no other material outstanding commitments.  (See Note 10 — “Commitments and Contingencies”).  The following table summarizes our significant future contractual obligations at December 31, 2016:

	Payments due by period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Contractual Obligations
Line of Credit(1)(3)	$23,400,000	$—	$23,400,000	$—	$—
Notes payable(2)(3)	27,775,000	3,168,800	6,007,500	7,015,900	11,582,800
Operating Lease Obligations	1,874,900	705,000	1,169,900	—	—
Total Contractual Obligations	$53,049,900	$3,873,800	$30,577,400	$7,015,900	$11,582,800

(1)

In addition to the principal payments noted in the table, the Company will incur interest expense on such variable rate debt.  Interest rates on amounts outstanding under the Line of Credit at December 31, 2016, ranged from 2.95% to 3.75%.

(2)	Includes interest payable quarterly at 5.50% assuming principal payments in accordance with amortizing schedule.

(3)	Refer to Part II, Item 8 in this report under Note 7 — “Debt” for additional information regarding long-term debt.

As of December 31, 2016, we had no off-balance sheet arrangements.

We have a revolving credit with The PrivateBank and Trust Company and BMO Harris Bank N.A. (the “Line of Credit”).  The Line of Credit, which has a termination date of May 14, 2019, has been and will continue to be used for general corporate purposes.  In May 2016 and each subsequent May thereafter through the term of the facility, the aggregate commitments under the Line of Credit automatically reduce by $5.0 million.  The Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of December 31, 2016, our borrowing availability under our Line of Credit was $55.0 million (the lesser of the borrowing base or the aggregate Line of Credit).  There were $23.4 million in borrowings outstanding under the Line of Credit bearing interest ranging from 2.95% to 3.75%, leaving $31.6 million available for additional borrowings.

The Line of Credit allows us to choose between two interest rate options in connection with our borrowings.  The interest rate options are the Base Rate (as defined) and the LIBOR Rate (as defined) plus an applicable margin of 0% and 2.25%, respectively.  Interest periods for LIBOR borrowings can be one, two, three, six or twelve months, as selected by us.  The Line of Credit also provides for non-utilization fees of 0.25% per annum on the daily average of the unused commitment.

In May 2015, we entered into a $25.0 million Note Agreement (the “Note Agreement”) with Prudential.  Proceeds from the Note Agreement of $25.0 million were used to fund in part the Tender Offer.  As of December 31, 2016, we had $22.0 million in principal outstanding under the Note Agreement.

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

As of December 31, 2016, we were in compliance with all of the financial covenants under the Line of Credit and Note Agreement.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During 2016, the Company collected $104,100 less than it estimated at December 26, 2015.  As of December 31, 2016, the Company’s royalty receivable was $1,234,600.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet.  As of December 31, 2016, deferred franchise fees were $1,545,900.

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

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies — Recent Accounting Pronouncements”.

Outlook

Forward Looking Statements

The statements contained Item 1 “Business”, Item 1A “Risk Factors”, in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Item 8 “Financial Statements and Supplemental Data” that are not strictly historical fact, including without limitation, the Company’s statements relating to growth opportunities, its ability to open new franchises, its ability to manage costs in the future, the number of franchises it believes will open, growth and performance of its lease portfolio, prospects for and anticipated revenue streams for its new Winmark Franchise Partners initiative, its future cash requirements, allowance for credit losses and its belief that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, as well as its disclosures regarding market rate risk, are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions including, but not limited to, the risk factors discussed in Section 1A of this report.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  The Company undertakes no obligation to revise or update publicly any forward-looking statement for any reason.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incurs financial markets risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At December 31, 2016, the Company had available a $55.0 million line of credit with The PrivateBank and Trust Company and BMO Harris Bank N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (twelve months or less).  The Company had $23.4 million of debt outstanding at December 31, 2016 under this line of credit, all of which was in the form of short-term borrowings subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates.  With the Company’s borrowings at December 31, 2016, a one percent increase in short-term rates would reduce annual pretax earnings by $234,000.  The Company had no interest rate derivatives in place at December 31, 2016.

None of the Company’s cash and cash equivalents at December 31, 2016 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.  The Company’s portfolio of marketable securities is subject to customary equity market risk.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the year ended December 31, 2016, as less than 5% of the Company’s total revenues and 1% of expenses were denominated in a foreign currency.  Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $420,000.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Winmark Corporation and Subsidiaries

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2016	December 26, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$1,252,900	$1,006,700
Marketable securities	199,900	227,800
Receivables, less allowance for doubtful accounts of $2,100 and $200	1,479,200	1,416,900
Restricted cash	40,000	25,000
Net investment in leases - current	17,004,800	17,741,500
Income tax receivable	1,678,800	3,290,400
Inventories	87,500	45,200
Prepaid expenses	1,050,700	677,800
Total current assets	22,793,800	24,431,300
Net investment in leases — long-term	24,410,700	21,246,000
Property and equipment:
Furniture and equipment	2,866,600	3,166,100
Building and building improvements	1,447,200	1,444,200
Less - accumulated depreciation and amortization	(3,544,200)	(3,488,800)
Property and equipment, net	769,600	1,121,500
Goodwill	607,500	607,500
	$48,581,600	$47,406,300
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $10,000	$1,990,000	$1,990,000
Accounts payable	1,692,000	1,643,300
Accrued liabilities	1,811,100	1,875,700
Discounted lease rentals	—	38,700
Deferred revenue	1,864,700	1,963,200
Total current liabilities	7,357,800	7,510,900
Long-term Liabilities:
Line of credit	23,400,000	42,400,000
Notes payable, net of unamortized debt issuance costs of $73,500 and $83,500	19,926,500	21,916,500
Deferred revenue	1,423,800	1,421,600
Other liabilities	993,600	1,216,300
Deferred income taxes	3,331,900	3,614,800
Total long-term liabilities	49,075,800	70,569,200
Commitments and Contingencies	—	—
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 4,165,769 and 4,124,767 shares issued and outstanding	2,976,100	406,500
Accumulated other comprehensive loss	(9,900)	(32,900)
Retained earnings (accumulated deficit)	(10,818,200)	(31,047,400)
Total shareholders' equity (deficit)	(7,852,000)	(30,673,800)
	$48,581,600	$47,406,300

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
REVENUE:
Royalties	$43,994,900	$41,908,000	$38,972,400
Leasing income	17,283,600	21,565,700	16,247,300
Merchandise sales	2,216,900	2,816,900	2,728,600
Franchise fees	1,624,800	1,788,100	1,989,700
Other	1,460,100	1,369,100	1,240,700
Total revenue	66,580,300	69,447,800	61,178,700
COST OF MERCHANDISE SOLD	2,101,400	2,653,100	2,619,900
LEASING EXPENSE	2,323,800	5,759,300	1,630,600
PROVISION FOR CREDIT LOSSES	18,500	(149,700)	62,900
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	23,835,600	24,094,400	23,806,000
Income from operations	38,301,000	37,090,700	33,059,300
INTEREST EXPENSE	(2,342,800)	(1,802,200)	(484,500)
INTEREST AND OTHER INCOME (EXPENSE)	(12,200)	(63,700)	14,000
Income before income taxes	35,946,000	35,224,800	32,588,800
PROVISION FOR INCOME TAXES	(13,728,400)	(13,425,100)	(12,522,300)
NET INCOME	$22,217,600	$21,799,700	$20,066,500
EARNINGS PER SHARE - BASIC	$5.39	$4.89	$3.96
EARNINGS PER SHARE - DILUTED	$5.13	$4.69	$3.85
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	4,122,854	4,458,927	5,069,391
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	4,330,490	4,651,527	5,216,914

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014

NET INCOME	$22,217,600	$21,799,700	$20,066,500
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Unrealized net gains (losses) on marketable securities:
Unrealized holding net gains (losses) arising during period	36,900	9,300	(47,600)
Reclassification adjustment for net gains included in net income	—	(2,300)	(5,600)
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	36,900	7,000	(53,200)
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME:
Unrealized net gains/losses on marketable securities:
Unrealized holding net gains/losses arising during period	(13,900)	(3,700)	18,000
Reclassification adjustment for net gains included in net income	—	900	2,200
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME	(13,900)	(2,800)	20,200
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	23,000	4,200	(33,000)
COMPREHENSIVE INCOME	$22,240,600	$21,803,900	$20,033,500

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

Fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
BALANCE, December 28, 2013	5,143,530	$2,949,500	$35,199,300	$(4,100)	$38,144,700
Repurchase of common stock	(166,030)	(4,453,400)	(7,111,400)	—	(11,564,800)
Stock options exercised and related tax benefits	21,012	509,100	—	—	509,100
Compensation expense relating to stock options	—	1,417,200	—	—	1,417,200
Cash dividends	—	—	(26,930,200)	—	(26,930,200)
Comprehensive income (loss)	—	—	20,066,500	(33,000)	20,033,500
BALANCE, December 27, 2014	4,998,512	422,400	21,224,200	(37,100)	21,609,500
Repurchase of common stock	(881,518)	(2,010,600)	(72,843,100)	—	(74,853,700)
Stock options exercised and related tax benefits	7,773	299,900	—	—	299,900
Compensation expense relating to stock options	—	1,694,800	—	—	1,694,800
Cash dividends	—	—	(1,228,200)	—	(1,228,200)
Comprehensive income	—	—	21,799,700	4,200	21,803,900
BALANCE, December 26, 2015	4,124,767	406,500	(31,047,400)	(32,900)	(30,673,800)
Repurchase of common stock	(17,194)	(1,112,300)	(461,600)	—	(1,573,900)
Stock options exercised and related tax benefits	58,196	1,905,300	—	—	1,905,300
Compensation expense relating to stock options	—	1,776,600	—	—	1,776,600
Cash dividends	—	—	(1,526,800)	—	(1,526,800)
Comprehensive income	—	—	22,217,600	23,000	22,240,600
BALANCE, December 31, 2016	4,165,769	$2,976,100	$(10,818,200)	$(9,900)	$(7,852,000)

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
OPERATING ACTIVITIES:
Net income	$22,217,600	$21,799,700	$20,066,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	420,500	432,600	412,000
Provision for credit losses	18,500	(149,700)	62,900
Compensation expense related to stock options	1,776,600	1,694,800	1,417,200
Deferred income taxes	(282,900)	(2,142,100)	111,900
Loss (gain) on sale of marketable securities	12,600	22,800	(8,700)
Loss from disposal of property and equipment	—	100	2,300
Deferred initial direct costs	(535,800)	(416,600)	(850,400)
Amortization of deferred initial direct costs	471,100	587,300	754,400
Tax benefits on exercised stock options	(599,400)	(26,300)	(91,100)
Change in operating assets and liabilities:
Receivables	(62,300)	(88,700)	(122,700)
Restricted cash	(15,000)	(25,000)	—
Income tax receivable/payable	2,197,100	897,000	(3,886,100)
Inventories	(42,300)	48,300	3,200
Prepaid expenses	(372,900)	(210,400)	119,900
Other assets	—	70,000	—
Accounts payable	48,700	(312,200)	(485,900)
Accrued and other liabilities	(253,400)	(147,100)	423,700
Rents received in advance and security deposits	759,900	370,600	(55,900)
Deferred revenue	(96,300)	(105,600)	109,800
Net cash provided by operating activities	25,662,300	22,299,500	17,983,000
INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	52,200	299,000	862,400
Purchase of marketable securities	—	(75,800)	(637,200)
Purchase of property and equipment	(68,600)	(133,900)	(452,400)
Purchase of equipment for lease contracts	(26,211,100)	(22,192,800)	(27,547,400)
Principal collections on lease receivables	23,006,800	26,603,000	20,724,600
Net cash provided by (used for) investing activities	(3,220,700)	4,499,500	(7,050,000)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	18,800,000	62,300,000	33,900,000
Payments on line of credit	(37,800,000)	(38,400,000)	(15,400,000)
Proceeds from borrowings on notes payable	—	25,000,000	—
Payments on notes payable	(2,000,000)	(1,000,000)	—
Repurchases of common stock	(1,573,900)	(74,853,700)	(11,564,800)
Proceeds from exercises of stock options	1,305,900	273,600	418,000
Dividends paid	(1,526,800)	(1,228,200)	(26,930,200)
Tax benefits on exercised stock options	599,400	26,300	91,100
Net cash used for financing activities	(22,195,400)	(27,882,000)	(19,485,900)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	246,200	(1,083,000)	(8,552,900)
Cash and cash equivalents, beginning of period	1,006,700	2,089,700	10,642,600
Cash and cash equivalents, end of period	$1,252,900	$1,006,700	$2,089,700
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,296,000	$1,492,500	$421,200
Cash paid for income taxes	$11,801,400	$14,647,400	$16,229,000

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2016, December 26, 2015 and December 27, 2014

1.     Organization and Business:

Winmark Corporation and subsidiaries (the Company) offers licenses to operate franchises using the service marks Plato’s Closet®, Play It Again Sports®, Once Upon A Child®, Style Encore® and Music Go Round®.  In addition, the Company sells point-of-sale system hardware to its franchisees and certain merchandise to its Play It Again Sports franchisees.  The Company also operates both middle market and small-ticket equipment leasing businesses under the Winmark Capital® and Wirth Business Credit® marks. The Company has a 52/53-week fiscal year that ends on the last Saturday in December. Fiscal year 2016 was a 53-week fiscal year, while 2015 and 2014 were 52-week fiscal years.

Following is a summary of our franchising activity for the fiscal year ended December 31, 2016:

	12/26/2015	OPENED	CLOSED	12/31/2016
Plato’s Closet
Franchises - US and Canada	456	17	(5)	468
Once Upon A Child
Franchises - US and Canada	326	25	(3)	348
Play It Again Sports
Franchises - US and Canada	297	2	(16)	283
Style Encore
Franchises - US	38	15	(1)	52
Music Go Round
Franchises - US	33	2	—	35
Total Franchised Stores	1,150	61	(25)	1,186

2.     Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Winmark Capital Corporation, Wirth Business Credit, Inc. and Grow Biz Games, Inc. All material inter-company transactions have been eliminated in consolidation.

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.  Cash equivalents are stated at cost, which approximates fair value.  As of December 31, 2016 and December 26, 2015, the Company had $149,700 and $99,100 of cash located in Canadian banks.  The Company holds its cash and cash equivalents with financial institutions and at times, such balances may be in excess of insurance limits.

Receivables

The Company provides an allowance for doubtful accounts on trade receivables.  The allowance for doubtful accounts was $2,100 and $200 at December 31, 2016 and December 26, 2015, respectively.  If receivables in excess of the provided allowance are determined uncollectible, they are charged to expense in the year the determination is made.  Trade receivables are written off when they become uncollectible (which generally occurs when the franchise terminates and there is no reasonable expectation of collection), and payments subsequently received on such receivable are credited to the allowance for doubtful accounts.  Historically, receivables balances written off have not exceeded allowances provided.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2016, December 26, 2015 and December 27, 2014

Restricted Cash

The Company is required by certain states to maintain initial franchise fees in a restricted bank account until the franchise opens.  The use of these funds by the Company is restricted until the franchise opens.  Cash held in escrow totaled $40,000 and $25,000 at December 31, 2016 and December 26, 2015, respectively.

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

December 31, 2016, December 26, 2015 and December 27, 2014

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

Goodwill

The Company reviews its goodwill for impairment at its fiscal year end or whenever events or changes in circumstances indicate that there has been impairment in the value of its goodwill.  No impairment was noted during the years ended December 31, 2016 and December 26, 2015.  Goodwill of $607,500 in the consolidated balance sheets at December 31, 2016 and December 26, 2015 is all attributable to the Franchising segment.

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

Advertising

Advertising costs are charged to operating expenses as incurred.  Advertising costs were $200,300, $199,300 and $252,800 for fiscal years 2016, 2015 and 2014, respectively.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2016, December 26, 2015 and December 27, 2014

Accounting for Stock-Based Compensation

The Company recognizes the cost of all share-based payments to employees, including grants of employee stock options, in the consolidated financial statements based on the grant date fair value of those awards.  This cost is recognized over the period for which an employee is required to provide service in exchange for the award.

The Company estimates the fair value of options granted using the Black-Scholes option valuation model.  The Company estimates the volatility of its common stock at the date of grant based on its historical volatility rate.  The Company’s decision to use historical volatility was based upon the lack of actively traded options on its common stock.  The Company estimates the expected term based upon historical option exercises.  The risk-free interest rate assumption is based on observed interest rates for the expected term.  The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.  For options granted, the Company amortizes the fair value on a straight-line basis.  All options are amortized over the vesting periods, which are generally four years beginning from the date of grant.

Revenue Recognition - Franchising

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  The Company had deferred franchise fee revenue of $1,545,900 and $1,743,100 at December 31, 2016 and December 26, 2015, respectively.  The Company recognizes deferred software license fees over the 10-year life of the initial franchise agreement.  The Company had deferred software license fees of $1,672,500 and $1,591,600 at December 31, 2016 and December 26, 2015, respectively.  Merchandise sales are recognized when the product has been shipped to the franchisee.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2016, December 26, 2015 and December 27, 2014

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Denominator for basic EPS — weighted average common shares	4,122,854	4,458,927	5,069,391
Dilutive shares associated with option plans	207,636	192,600	147,523
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	4,330,490	4,651,527	5,216,914
Options excluded from EPS calculation — anti-dilutive	31,590	22,459	39,240

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition that supersedes existing revenue recognition guidance (but does not apply to nor supersede accounting guidance for lease contracts).  The ASU’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The ASU should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  In July 2015, the FASB affirmed its proposal to defer the effective date by one year.  The new standard will become effective for the Company beginning with the first quarter of fiscal 2018.  During 2016, the FASB issued four clarifications on specific topics within the new revenue recognition guidance that did not change the core principles of the guidance originally issued in May 2014.  The Company is continuing to evaluate the impact of the adoption of this ASU on the Company’s consolidated financial statements, as well as the expected method of adoption.  Based on a preliminary assessment, the adoption of this guidance is not expected to impact the Company’s recognition of leasing revenues or revenue from royalties that are based on a percentage of franchisee sales.  The Company is continuing to assess the impact of the adoption of this guidance on the recognition of less significant revenues such as merchandise sales and franchise fees.

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

December 31, 2016, December 26, 2015 and December 27, 2014

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for stock based compensation, including excess tax benefits and deficiencies, forfeiture estimates and classification in the statements of cash flows.  This guidance is effective for the Company in fiscal year 2017.  Upon adoption, any future excess tax benefits or deficiencies will be recorded to the provision for income taxes in the consolidated statements of operations instead of recorded to equity in the consolidated balance sheets.  This reclassification could have a material impact on the Company’s provision for income taxes and effective tax rate, depending in part on whether significant stock option exercises occur.  In addition, when applying the treasury stock method for computing diluted weighted average common shares, the assumed proceeds available for hypothetical repurchase of shares do not include any windfall tax benefits under the new ASU.  As a result, outstanding option awards can have a more dilutive effect on earnings per share.  The Company does not expect to change its accounting policy with regard to estimating expected forfeitures.

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

3.     Investments:

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities:

	December 31, 2016		December 26, 2015
	Cost	Fair Value	Cost	Fair Value
Equity securities	$215,800	$199,900	$280,600	$227,800

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive income (loss) are as follows:

	Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Unrealized gains	$—	$—	$3,300
Unrealized losses	(15,900)	(52,800)	(63,100)
Net unrealized losses	$(15,900)	$(52,800)	$(59,800)

The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

	Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Realized gains	$—	$13,400	$40,900
Realized losses	(12,600)	(36,200)	(32,200)
Net realized gains/(losses)	$(12,600)	$(22,800)	$8,700

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2016, December 26, 2015 and December 27, 2014

Amounts reclassified out of accumulated other comprehensive income (loss) into earnings is determined by using the average cost of the security when sold.  Gross realized gains (losses) reclassified out of accumulated other comprehensive loss into earnings are included in Interest and Other Income (Expense) and the related tax benefits (expenses) are included in the Provision for Income Taxes lines of the Consolidated Statements of Operations.

4.     Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	December 31, 2016	December 26, 2015
Direct financing and sales-type leases:
Minimum lease payments receivable	$37,839,800	$37,181,600
Estimated residual value of equipment	4,754,200	4,511,000
Unearned lease income net of initial direct costs deferred	(5,844,500)	(4,999,700)
Security deposits	(4,424,400)	(3,640,500)
Equipment installed on leases not yet commenced	9,961,600	6,754,200
Total investment in direct financing and sales-type leases	42,286,700	39,806,600
Allowance for credit losses	(896,000)	(859,100)
Net investment in direct financing and sales-type leases	41,390,700	38,947,500
Operating leases:
Operating lease assets	800,700	1,083,300
Less accumulated depreciation and amortization	(775,900)	(1,043,300)
Net investment in operating leases	24,800	40,000
Total net investment in leasing operations	$41,415,500	$38,987,500

As of December 31, 2016, the $41.4 million total net investment in leases consists of $17.0 million classified as current and $24.4 million classified as long-term. As of December 26, 2015, the $39.0 million total net investment in leases consists of $17.7 million classified as current and $21.3 million classified as long-term.

As of December 31, 2016, leased assets with two customers approximated 19% and 17%, respectively, of the Company’s total assets. As of December 26, 2015, leased assets with three customers approximated 17%,  12% and 11%, respectively, of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows as of December 31, 2016:

	Direct Financing and Sales-Type Leases		Operating Leases
	Minimum Lease	Income	Minimum Lease
Fiscal Year	Payments Receivable	Amortization	Payments Receivable
2017	$22,899,200	$4,239,100	$17,200
2018	11,174,700	1,418,800	—
2019	3,737,900	183,600	—
2020	8,400	1,500	—
2021	8,400	1,000	—
Thereafter	11,200	500	—
	$37,839,800	$5,844,500	$17,200

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2016, December 26, 2015 and December 27, 2014

The activity in the allowance for credit losses for leasing operations during 2016, 2015 and 2014, respectively, is as follows:

	December 31, 2016	December 26, 2015	December 27, 2014
Balance at beginning of period	$859,100	$386,000	$822,700
Provisions charged to expense	18,500	(149,700)	62,900
Recoveries	47,700	632,200	106,900
Deductions for amounts written-off	(29,300)	(9,400)	(606,500)
Balance at end of period	$896,000	$859,100	$386,000

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	December 31, 2016		December 26, 2015
	Investment	Allowance for	Investment	Allowance for
	In Leases	Credit Losses	In Leases	Credit Losses
Collectively evaluated for loss potential	$42,286,700	$896,000	$39,806,600	$859,100
Individually evaluated for loss potential	—	—	—	—
Total	$42,286,700	$896,000	$39,806,600	$859,100

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

	December 31, 2016
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$41,299,600	$—	$—	$—	$41,299,600
Small-Ticket	987,100	—	—	—	987,100
Total Investment in Leases	$42,286,700	$—	$—	$—	$42,286,700

	December 26, 2015
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$38,616,600	$—	$—	$—	$38,616,600
Small-Ticket	1,185,800	4,200	—	—	1,190,000
Total Investment in Leases	$39,802,400	$4,200	$—	$—	$39,806,600

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2016, December 26, 2015 and December 27, 2014

5.     Receivables:

The Company’s current receivables consisted of the following:

	December 31, 2016	December 26, 2015
Trade	$12,200	$7,600
Royalty	1,302,700	1,242,800
Other	164,300	166,500
	$1,479,200	$1,416,900

The activity in the allowance for doubtful accounts for trade receivables is as follows:

	December 31, 2016	December 26, 2015	December 27, 2014
Balance at beginning of year	$200	$1,600	$4,300
Provisions charged to expense	2,800	1,500	(200)
Deductions for amounts written-off	(900)	(2,900)	(2,500)
Balance at end of year	$2,100	$200	$1,600

As part of its normal operating procedures, the Company requires Standby Letters of Credit as collateral for a portion of its trade receivables.

6.     Shareholders’ Equity (Deficit):

Dividends

In 2016, the Company declared and paid quarterly cash dividends totaling $0.37 per share ($1.5 million).

In 2015, the Company declared and paid quarterly cash dividends totaling $0.27 per share ($1.2 million).

In 2014, the Company declared and paid quarterly cash dividends totaling $0.23 per share ($1.2 million) and a $5.00 per share special cash dividend (the “2014 Special Dividend”).  The 2014 Special Dividend totaled $25.8 million and was financed by a combination of cash on hand as well as net borrowings under the Line of Credit. (See Note 7 – “Debt”).

Repurchase of Common Stock

In 2016, the Company repurchased 17,194 shares of our common stock for an aggregate purchase price of $1.6 million or $91.54 per share.

In April 2015, the Company’s Board of Directors authorized the repurchase of up to 875,000 shares of our common stock for a price of $84.72 per share through a tender offer (the “Tender Offer”).  The Tender Offer began on the date of the announcement, April 15, 2015 and expired on May 13, 2015.  Upon expiration, the Company accepted for payment 875,000 shares for a total purchase price of approximately $74.3 million, including fees and expenses related to the Tender Offer.  The Tender Offer was financed by a combination of cash on hand as well as net borrowings under the Line of Credit and Notes Payable.  (See Note 7 – “Debt”).

In addition to the Tender Offer, during 2015, the Company repurchased 6,518 shares for an aggregate purchase price of $0.6 million or $90.85 per share.  In 2014, the Company repurchased 166,030 shares for an aggregate purchase price of $11.6 million or $69.65 per share.

Under a previous Board of Directors’ authorization, as of December 31, 2016 the Company has the ability to repurchase an additional 142,988 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2016, December 26, 2015 and December 27, 2014

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

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of December 31, 2016 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding at December 28, 2013	526,712	$42.87	7.33	$26,446,700
Granted	97,000	73.31
Exercised	(21,012)	19.89
Forfeited	(5,000)	56.85
Outstanding, December 27, 2014	597,700	48.50	6.93	20,973,700
Granted	79,400	91.46
Exercised	(8,360)	38.46
Outstanding, December 26, 2015	668,740	53.73	6.41	25,582,300
Granted	69,600	112.07
Exercised	(61,169)	26.21
Forfeited	(3,501)	80.31
Outstanding, December 31, 2016	673,670	$62.11	6.11	$43,139,100
Exercisable, December 31, 2016	474,762	$49.60	5.07	$36,345,100

The fair value of options granted under the Option Plans during 2016, 2015 and 2014 were estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Risk free interest rate	1.80%	1.71%	1.75%
Expected life (years)	6	6	6
Expected volatility	27.13%	30.15%	33.2%
Dividend yield	1.23%	1.36%	1.66%
Option fair value	$28.54	$24.88	$21.02

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2016, December 26, 2015 and December 27, 2014

The total intrinsic value of options exercised during 2016, 2015 and 2014 was $4.8 million, $0.4 million and $1.2 million, respectively.  The total fair value of shares vested during 2016, 2015 and 2014 was $6.9 million, $6.2 million and $5.1 million, respectively.

During 2016, 2015 and 2014, option holders surrendered 2,973 shares, 587 shares and 0 shares, respectively, of previously owned common stock as payment for option shares exercised as provided for by the Option Plans.  All unexercised options at December 31, 2016 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $1,776,600, $1,694,800 and $1,417,200 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in 2016, 2015 and 2014, respectively.  As of December 31, 2016, the Company had $4.2 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.5 years.

7.     Debt:

Line of Credit

As of December 31, 2016, there was $23.4 million in borrowings outstanding under the Company’s revolving credit facility with The PrivateBank and Trust Company and BMO Harris Bank N.A. (the “Line of Credit”) bearing interest ranging from 2.95% to 3.75%.

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

The Line of Credit has been and will continue to be used for general corporate purposes.  During 2015, the Line of Credit was used to finance in part the Tender Offer (as indicated above).  During 2014, the Line of Credit was used to finance in part the 2014 Special Dividend (as indicated above).  Borrowings under the Line of Credit are subject to certain borrowing base limitations, and the Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  In May 2016 and each subsequent May thereafter through the term of the facility, the aggregate commitments under the Line of Credit automatically reduce by $5.0 million.  As of December 31, 2016, the Company was in compliance with all of its financial covenants and the Company’s additional borrowing availability under the Line of Credit was $31.6 million.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2016, December 26, 2015 and December 27, 2014

The Line of Credit allows the Company to choose between two interest rate options in connection with its borrowings.  The interest rate options are the Base Rate (as defined) and the LIBOR Rate (as defined) plus an applicable margin of 0% and 2.25%, respectively.  Interest periods for LIBOR borrowings can be one, two, three, six or twelve months, as selected by the Company.  The Line of Credit also provides for non-utilization fees of 0.25% per annum on the daily average of the unused commitment.

Notes Payable

In May 2015, the Company entered into a $25.0 million Note Agreement (the “Note Agreement”) with Prudential.  Proceeds from the Note Agreement of $25.0 million were used to finance in part the Tender Offer (as indicated above).

As of December 31, 2016, the Company had $22.0 million in principal outstanding under the Note Agreement.

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and tangible net worth and maximum levels of leverage (all as defined within the Note Agreement).  As of December 31, 2016, the Company was in compliance with all of its financial covenants.

In connection with the Note Agreement, the Company incurred $112,800 in debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

8.     Accrued Liabilities:

Accrued liabilities at December 31, 2016 and December 26, 2015 are as follows:

	December 31, 2016	December 26, 2015
Accrued salaries, wages, commissions and bonuses	$722,500	$414,300
Accrued vacation	186,900	221,000
Accrued interest	253,500	283,800
Other	648,200	956,600
	$1,811,100	$1,875,700

9.     Income Taxes:

A reconciliation of the expected federal income tax expense based on the federal statutory tax rate to the actual income tax expense is provided below:

	Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Federal income tax expense at statutory rate (35%)	$12,581,100	$12,328,700	$11,406,100
Change in valuation allowance	13,800	(4,400)	(25,800)
State and local income taxes, net of federal benefit	1,021,600	956,000	897,800
Permanent differences, including stock option expenses	84,300	158,100	144,500
Other, net	27,600	(13,300)	99,700
Actual income tax expense	$13,728,400	$13,425,100	$12,522,300

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2016, December 26, 2015 and December 27, 2014

Components of the provision for income taxes are as follows:

	Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Current:
Federal	$12,016,000	$13,486,500	$10,567,100
State	1,598,700	1,654,800	1,456,400
Foreign	396,600	425,900	386,900
Current provision	14,011,300	15,567,200	12,410,400
Deferred:
Federal	(274,600)	(1,983,200)	134,200
State	(8,300)	(158,900)	(22,300)
Deferred provision	(282,900)	(2,142,100)	111,900
Total provision for income taxes	$13,728,400	$13,425,100	$12,522,300

The tax effects of temporary differences that give rise to the net deferred income tax assets and liabilities are presented below:

	December 31, 2016	December 26, 2015
Deferred tax assets:
Accounts receivable and lease reserves	$347,400	$345,200
Non-qualified stock option expense	2,370,700	1,926,400
Deferred franchise and software license fees	817,500	810,900
Trademarks	76,800	85,700
Lease deposits	1,674,300	1,373,000
Loss from and impairment of equity and note investments	4,065,200	4,051,400
Valuation allowance	(4,065,200)	(4,051,400)
Other	413,100	372,800
Total deferred tax assets	5,699,800	4,914,000
Deferred tax liabilities:
Lease revenue and initial direct costs	(8,802,800)	(8,277,600)
Depreciation and amortization	(228,900)	(251,200)
Total deferred tax liabilities	(9,031,700)	(8,528,800)
Total net deferred tax liabilities	$(3,331,900)	$(3,614,800)

During the years ended December 31, 2016, December 26, 2015 and December 27, 2014, $599,400, $26,300 and $91,100,  respectively, was directly credited to stockholders’ equity to account for excess tax benefits related to stock option exercises.

The Company has assessed its taxable earnings history and prospective future taxable income.  Based upon this assessment, the Company has determined that it is more likely than not that its deferred tax assets will be realized in future periods and no valuation allowance is necessary, except for the deferred tax assets related to the loss from and impairment of equity and note investments (which are capital losses for tax purposes).  As a result, valuation allowances of $4.1 million and $4.1 million as of December 31, 2016 and December 26, 2015, respectively, have been recorded.

The amount of unrecognized tax benefits, including interest and penalties, as of December 31, 2016 and December 26, 2015, was $502,000 and $489,200, respectively, primarily for potential state taxes.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense for all periods presented.  The Company had accrued approximately $22,500 and $19,300 for the payment of interest and penalties at December 31, 2016 and December 26, 2015, respectively.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2016, December 26, 2015 and December 27, 2014

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Total
Balance at December 27, 2014	$449,000
Increases related to current year tax positions	114,700
Subtractions for tax positions of prior years	(8,000)
Expiration of the statute of limitations for the assessment of taxes	(85,800)
Balance at December 26, 2015	469,900
Increases related to current year tax positions	128,500
Subtractions for tax positions of prior years	(5,300)
Expiration of the statute of limitations for the assessment of taxes	(113,600)
Balance at December 31, 2016	$479,500

The Company and its subsidiaries file income tax returns in the U.S. federal, numerous state and certain foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2012. The Company is currently under examination by the Internal Revenue Service for the 2014 tax year.  We expect various statutes of limitation to expire during the next 12 months.  Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

10.     Commitments and Contingencies:

Employee Benefit Plan

The Company provides a 401(k) Savings Incentive Plan which covers substantially all employees.  The plan provides for matching contributions and optional profit-sharing contributions at the discretion of the Board of Directors.  Employee contributions are fully vested; matching and profit sharing contributions are subject to a five-year service vesting schedule.  Company contributions to the plan for 2016, 2015 and 2014 were $309,800, $324,600 and $297,400, respectively.

Operating Leases

As of December 31, 2016, the Company rents its corporate headquarters in a facility with a lease that expires in August 2019 as well as satellite office space in California with a lease that expires in January  2019. These leases require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rent.  Total rent expense under operating leases, inclusive of maintenance, insurance, taxes and other expenses, was $1,066,500 in 2016, $1,063,900 in 2015 and $1,026,800 in 2014.  As of December 31, 2016, minimum rental commitments under noncancelable operating leases, exclusive of maintenance, insurance, taxes and other expenses, are as follows:

2017	$705,000
2018	718,800
2019	451,100
2020	—
2021	—
Thereafter	—
Total	$1,874,900

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2016, December 26, 2015 and December 27, 2014

Cash or lease incentives received upon entering into certain leases (“tenant allowances”) are recognized on a straight-line basis as a reduction to rent from the date we take possession of the property through the end of the initial lease term.  We record the unamortized portion of tenant allowances as a part of deferred rent, in accrued liabilities or other liabilities, as appropriate.

At December 31, 2016 and December 26, 2015, total deferred rent included in our consolidated balance sheets was $0.6 million and $0.8 million, respectively, of which $0.4 million and $0.6 million, respectively was included in other liabilities.

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

	Year ended
	December 31, 2016	December 26, 2015	December 27, 2014
Revenue:
Franchising	$49,296,700	$47,882,100	$44,931,400
Leasing	17,283,600	21,565,700	16,247,300
Total revenue	$66,580,300	$69,447,800	$61,178,700

Reconciliation to operating income:
Franchising segment contribution	$28,650,400	$26,891,000	$23,631,800
Leasing segment contribution	9,650,600	10,199,700	9,427,500
Total operating income	$38,301,000	$37,090,700	$33,059,300

Depreciation and amortization:
Franchising	$325,200	$341,600	$325,100
Leasing	95,300	91,000	86,900
Total depreciation and amortization	$420,500	$432,600	$412,000

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2016, December 26, 2015 and December 27, 2014

	As of
	December 31, 2016	December 26, 2015
Identifiable assets:
Franchising	$3,141,300	$3,100,900
Leasing	42,735,600	39,687,400
Unallocated	2,704,700	4,618,000
Total	$48,581,600	$47,406,300

Revenues are all generated from United States operations other than franchising revenues from Canadian operations of $3.3 million, $2.9 million and $2.9 million in each of fiscal 2016, 2015 and 2014, respectively.  All long-lived assets are located within the United States.

12.     Quarterly Financial Data (Unaudited):

The Company’s unaudited quarterly results for the years ended December 31, 2016 and December 26, 2015 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2016
Total Revenue	$16,180,300	$16,299,800	$16,734,300	$17,365,900	$66,580,300
Income from Operations	8,038,600	9,323,100	10,438,000	10,501,300	38,301,000
Net Income	4,562,900	5,394,300	6,094,200	6,166,200	22,217,600
Net Income Per Common Share - Basic	$1.11	$1.31	$1.48	$1.49	$5.39
Net Income Per Common Share - Diluted	$1.06	$1.25	$1.41	$1.41	$5.13
2015
Total Revenue	$21,024,100	$15,476,700	$15,999,500	$6,947,500	$69,447,800
Income from Operations	9,974,100	8,084,200	9,341,800	9,690,600	37,090,700
Net Income	6,054,300	4,751,400	5,339,600	5,654,400	21,799,700
Net Income Per Common Share - Basic	$1.21	$1.04	$1.29	$1.37	$4.89
Net Income Per Common Share - Diluted	$1.17	$1.00	$1.23	$1.31	$4.69

The total of basic and diluted earnings per common share by quarter may not equal the totals for the year as there are changes in the weighted average number of common shares outstanding each quarter and basic and diluted earnings per common share are calculated independently for each quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation

We have audited the accompanying consolidated balance sheets of Winmark Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 31, 2016 and December 26, 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winmark Corporation and subsidiaries as of December 31, 2016 and December 26, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
March 10, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation

We have audited the internal control over financial reporting of Winmark Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, based on our audit the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 10, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
March 10, 2017

ITEM 9:     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective as of December 31, 2016.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter ended December 31, 2016, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

All information required to be reported in a report on Form 8-K during the fourth quarter covered by this Form 10-K has been reported.

PART III

ITEM 10:   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Election of Directors,” “Executive Officers,” “Audit Committee,” “Majority of Independent Directors; Committees of Independent Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics and Business Conduct,” appearing in our proxy statement for the annual meeting of stockholders to be held on April 26, 2017 are incorporated herein by reference.

ITEM 11:   EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation,” “2016 Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” appearing in our proxy statement for the annual meeting of stockholders to be held on April 26, 2017 are incorporated herein by reference.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Securities Authorized for Issuance Under Equity Compensation Plans” appearing in our proxy statement for the annual meeting of stockholders to be held on April 26, 2017 are incorporated herein by reference.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons,” “Review, Approval or Ratification of Transactions with Related Persons” and “Majority of Independent Directors; Committees of Independent Directors” appearing in our proxy statement for the annual meeting of stockholders to be held on April 26, 2017 is incorporated herein by reference.

ITEM 14:   PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled “Principal Accounting Fees and Services” appearing in our proxy statement for the annual meeting of stockholders to be held April 26, 2017 is incorporated herein by reference.

PART IV

ITEM 15:   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

1.           Financial Statements

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 23.

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

WINMARK CORPORATION

By:	/s/ BRETT D. HEFFES	Date: March 10, 2017
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

SIGNATURE	TITLE	DATE

/s/ BRETT D. HEFFES	Chief Executive Officer and Director	March 10, 2017
Brett D. Heffes	(principal executive officer)

/s/ Anthony D. Ishaug	Executive Vice President, Chief Financial Officer and Treasurer	March 10, 2017
Anthony D. Ishaug	(principal financial and accounting officer)

/s/ JOHN L. MORGAN	Executive Chairman of the Board	March 10, 2017
John L. Morgan

/s/ STEVEN C. ZOLA	Vice Chairman and Director	March 10, 2017
Steven C. Zola

/s/ LAWRENCE A. BARBETTA	Director	March 10, 2017
Lawrence A. Barbetta

/s/ JENELE C. GRASSLE	Director	March 10, 2017
Jenele C. Grassle

/s/ KIRK A. MACKENZIE	Director	March 10, 2017
Kirk A. MacKenzie

/s/ PAUL C. REYELTS	Director	March 10, 2017
Paul C. Reyelts

/s/ MARK L. WILSON	Director	March 10, 2017
Mark L. Wilson

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)
3.2	By-laws, as amended and restated to date (Exhibit 3.2)(2)
10.1

Asset Purchase Agreement dated January 24, 1992 with Sports Traders, Inc. and James D. Van Buskirk (“Van Buskirk”) concerning acquisition of wholesale business, including amendment dated March 11, 1992 (Exhibit 10.6 (a))(1)

10.2	Retail store agreement dated January 24, 1992 with Van Buskirk (Exhibit 10.6 (b))(1)
10.3	Amended and Restated Stock Option Plan for Nonemployee Directors (Exhibit 10.3)(3)(4)
10.4	Employment Agreement with John L. Morgan, dated March 22, 2000 (Exhibit 10.1)(3)(5)
10.5	First Amendment to Employment Agreement with John L. Morgan dated February 18, 2001 (Exhibit 10.26)(3)(6)
10.6	2001 Stock Option Plan, including forms of stock option agreements (Exhibit 10.27)(3)(6)
10.7	Second Amendment to Employment Agreement with John L. Morgan dated March 23, 2006 (Exhibit 10.1)(3)(7)
10.8	Third Amendment to Employment Agreement with John L. Morgan dated December 15, 2006 (Exhibit 10.1)(3)(8)
10.9	Amendment No. 1 to the 2001 Stock Option Plan (Exhibit 10.13)(3) (2)
10.10	Multi-Tenant Office Lease with Utah State Retirement Investment Fund for Corporate Headquarters dated September 28, 2008 (Exhibit 10.1)(9)
10.11	2010 Stock Option Plan, including forms of stock option agreements (Exhibit 10.18)(3) (10)
10.12	Credit Agreement, dated July 13, 2010, among Winmark Corporation and its subsidiaries and The PrivateBank and Trust Company (Exhibit 10.2)(11)
10.13	Amendment No. 1 to Credit Agreement, among Winmark Corporation and its subsidiaries, The PrivateBank and Trust Company, and BMO Harris Bank N.A., dated January 30, 2012 (Exhibit 10.1)(12)
10.14	Amendment No. 2 to Credit Agreement, among Winmark Corporation and its subsidiaries, The PrivateBank and Trust Company, and BMO Harris Bank N.A., dated February 29, 2012 (Exhibit 10.1)(13)
10.15	Lease Amending Agreement No. 1 to Multi-Tenant Office Lease by and between Winmark Corporation and AX Waterford L.P. dated October 21, 2013 (Exhibit 10.1)(14)
10.16	Amendment No. 3 to Credit Agreement, among Winmark Corporation and its subsidiaries, The PrivateBank and Trust Company, and BMO Harris Bank N.A., dated February 21, 2014 (Exhibit 10.1)(15)
10.17	First Amendment to the 2010 Stock Option Plan (Exhibit 10.1)(3)(16)
10.18	First Amendment to the Amended and Restated Stock Option Plan for Nonemployee Directors (Exhibit 10.2)(3)(16)
10.19	Non-Competition Agreement, dated January 26, 2015, by and among Steven C. Zola, Winmark Corporation and Winmark Capital Corporation (Exhibit 10.1)(3)(17)
10.20	Amendment No. 4 to Credit Agreement, among Winmark Corporation and its subsidiaries, The PrivateBank and Trust Company, and BMO Harris Bank N.A., dated April 14, 2015 (Exhibit (b)(2))(18)
10.21	Amended and Restated Security Agreements, dated May 14, 2015, among Winmark Corporation, each of its subsidiaries and The PrivateBank and Trust Company (Exhibit 10.4)(19)

Exhibit Number	Description
10.22	Amended and Restated Pledge Agreement, dated May 14, 2015, among Winmark Corporation and The PrivateBank and Trust Company (Exhibit 10.5)(19)
10.23	Trademark Security Agreement, dated May 14, 2015, among Winmark Corporation and its subsidiaries and The PrivateBank and Trust Company (Exhibit 10.6)(19)
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
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the annual report on Form 10-K of Winmark Corporation and Subsidiaries for the year ended December 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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