Form 10-Q
period 2017-04-01
WINMARK CORP
filed 2017-04-25
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

or

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

Yes ☒              No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻ Non-accelerated filer ◻	(Do not check if a smaller reporting company)	Accelerated filer ☒ Smaller reporting company ◻ Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐              No ☒

Common stock, no par value, 4,169,769 shares outstanding as of April 18, 2017.

WINMARK CORPORATION AND SUBSIDIARIES

PART I.          FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	April 1, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$1,723,400	$1,252,900
Marketable securities	207,500	199,900
Receivables, less allowance for doubtful accounts of $1,300 and $2,100	1,513,400	1,479,200
Restricted cash	30,000	40,000
Net investment in leases - current	16,411,900	17,004,800
Income tax receivable	—	1,678,800
Inventories	106,200	87,500
Prepaid expenses	809,400	1,050,700
Total current assets	20,801,800	22,793,800
Net investment in leases - long-term	25,303,700	24,410,700
Property and equipment, net	683,000	769,600
Goodwill	607,500	607,500
	$47,396,000	$48,581,600

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $10,000	$1,990,000	$1,990,000
Accounts payable	1,249,800	1,692,000
Income tax payable	1,407,600	—
Accrued liabilities	1,797,100	1,811,100
Deferred revenue	1,912,700	1,864,700
Total current liabilities	8,357,200	7,357,800
Long-Term Liabilities:
Line of credit	16,200,000	23,400,000
Notes payable, net of unamortized debt issuance costs of $71,000 and $73,500	19,429,000	19,926,500
Deferred revenue	1,422,100	1,423,800
Other liabilities	937,500	993,600
Deferred income taxes	3,331,900	3,331,900
Total long-term liabilities	41,320,500	49,075,800
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 4,169,769 and 4,165,769 shares issued and outstanding	3,541,700	2,976,100
Accumulated other comprehensive loss	(5,100)	(9,900)
Retained earnings (accumulated deficit)	(5,818,300)	(10,818,200)
Total shareholders’ equity (deficit)	(2,281,700)	(7,852,000)
	$47,396,000	$48,581,600

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 1, 2017	March 26, 2016
REVENUE:
Royalties	$10,454,000	$10,272,500
Leasing income	5,859,600	4,512,700
Merchandise sales	748,300	737,100
Franchise fees	269,300	372,500
Other	292,600	285,500
Total revenue	17,623,800	16,180,300
COST OF MERCHANDISE SOLD	715,000	697,400
LEASING EXPENSE	1,271,400	904,100
PROVISION FOR CREDIT LOSSES	(1,400)	(14,400)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,503,400	6,554,600
Income from operations	9,135,400	8,038,600
INTEREST EXPENSE	(499,100)	(640,700)
INTEREST AND OTHER INCOME (EXPENSE)	1,800	(10,500)
Income before income taxes	8,638,100	7,387,400
PROVISION FOR INCOME TAXES	(3,221,700)	(2,824,500)
NET INCOME	$5,416,400	$4,562,900
EARNINGS PER SHARE - BASIC	$1.30	$1.11
EARNINGS PER SHARE - DILUTED	$1.22	$1.06
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	4,167,132	4,114,071
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	4,450,495	4,313,920

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	April 1, 2017	March 26, 2016

NET INCOME	$5,416,400	$4,562,900
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Unrealized holding net gains (losses) arising during period	7,600	15,600
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	7,600	15,600
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME:
Unrealized holding net gains/losses arising during period	(2,800)	(5,900)
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME	(2,800)	(5,900)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	4,800	9,700
COMPREHENSIVE INCOME	$5,421,200	$4,572,600

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 1, 2017	March 26, 2016
OPERATING ACTIVITIES:
Net income	$5,416,400	$4,562,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,500	109,200
Provision for credit losses	(1,400)	(14,400)
Compensation expense related to stock options	477,000	449,800
Loss on sale of marketable securities	—	6,200
Deferred initial direct costs	(112,500)	(180,700)
Amortization of deferred initial direct costs	125,600	100,000
Tax benefits on exercised stock options	96,100	9,700
Change in operating assets and liabilities:
Receivables	(34,200)	71,100
Restricted cash	10,000	10,000
Income tax receivable/payable	2,987,500	4,894,700
Inventories	(18,700)	(35,100)
Prepaid expenses	241,300	(268,500)
Accounts payable	(442,200)	426,700
Accrued and other liabilities	(69,100)	338,300
Rents received in advance and security deposits	(86,900)	129,000
Deferred revenue	46,300	7,600
Net cash provided by operating activities	8,733,700	10,616,500
INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	—	17,100
Purchase of property and equipment	(11,900)	(19,900)
Purchase of equipment for lease contracts	(7,512,900)	(4,734,500)
Principal collections on lease receivables	7,289,500	5,343,400
Net cash provided by (used for) investing activities	(235,300)	606,100
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	1,900,000	500,000
Payments on line of credit	(9,100,000)	(9,400,000)
Payments on notes payable	(500,000)	(500,000)
Repurchases of common stock	—	(1,477,800)
Proceeds from exercises of stock options	88,600	150,200
Dividends paid	(416,500)	(288,700)
Net cash used for financing activities	(8,027,900)	(11,016,300)
NET INCREASE IN CASH AND CASH EQUIVALENTS	470,500	206,300
Cash and cash equivalents, beginning of period	1,252,900	1,006,700
Cash and cash equivalents, end of period	$1,723,400	$1,213,000
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$519,600	$635,300
Cash paid (received) for income taxes, net	$138,107	$(2,079,600)

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

Revenues and operating results for the three months ended April 1, 2017 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.  Such reclassifications did not impact net income or shareholders’ equity (deficit) as previously reported.

2.  Organization and Business:

The Company offers licenses to operate franchises using the service marks Plato’s Closet®, Once Upon A Child®, Play It Again Sports®, Style Encore® and Music Go Round®. The Company uses its Winmark Franchise Partners™ mark in connection with its strategic consulting and corporate development activities. The Company also operates both middle market and small-ticket equipment leasing businesses under the Winmark Capital® and Wirth Business Credit® marks.

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

4.  Investments:

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities:

	April 1, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value
Equity securities	$215,800	$207,500	$215,800	$199,900

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive loss are as follows:

	April 1, 2017	December 31, 2016
Unrealized gains	$1,000	$—
Unrealized losses	(9,300)	(15,900)
Net unrealized losses	$(8,300)	$(15,900)

The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

	Three Months Ended
	April 1, 2017	March 26, 2016
Realized gains	$—	$—
Realized losses	—	(6,200)
Net realized gains (losses)	$—	$(6,200)

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

5.  Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	April 1, 2017	December 31, 2016
Direct financing and sales-type leases:
Minimum lease payments receivable	$37,318,700	$37,839,800
Estimated residual value of equipment	5,034,800	4,754,200
Unearned lease income net of initial direct costs deferred	(5,799,100)	(5,844,500)
Security deposits	(4,335,900)	(4,424,400)
Equipment installed on leases not yet commenced	10,353,900	9,961,600
Total investment in direct financing and sales-type leases	42,572,400	42,286,700
Allowance for credit losses	(902,300)	(896,000)
Net investment in direct financing and sales-type leases	41,670,100	41,390,700
Operating leases:
Operating lease assets	639,400	800,700
Less accumulated depreciation and amortization	(593,900)	(775,900)
Net investment in operating leases	45,500	24,800
Total net investment in leasing operations	$41,715,600	$41,415,500

As of April 1, 2017, the $41.7 million total net investment in leases consists of $16.4 million classified as current and $25.3 million classified as long-term.  As of December 31, 2016, the $41.4 million total net investment in leases consists of $17.0 million classified as current and $24.4 million classified as long-term.

As of April 1, 2017, leased assets with two customers approximated 21%  and  15%, respectively, of the Company’s total assets.

As of April 1, 2017, the Company had no future minimum lease payments receivable for operating leases.  Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2017 and the full fiscal years thereafter as of April 1, 2017:

	Direct Financing and Sales-Type Leases
	Minimum Lease	Income
Fiscal Year	Payments Receivable	Amortization
2017	$17,651,800	$3,452,600
2018	13,477,100	1,988,100
2019	6,116,800	355,100
2020	53,300	1,800
2021	8,400	1,000
Thereafter	11,300	500
	$37,318,700	$5,799,100

The activity in the allowance for credit losses for leasing operations during the first three months of 2017 and 2016, respectively, is as follows:

	April 1, 2017	March 26, 2016
Balance at beginning of period	$896,000	$859,100
Provisions charged to expense	(1,400)	(14,400)
Recoveries	7,700	700
Deductions for amounts written-off	—	(3,800)
Balance at end of period	$902,300	$841,600

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	April 1, 2017		December 31, 2016
	Investment	Allowance for	Investment	Allowance for
	In Leases	Credit Losses	In Leases	Credit Losses
Collectively evaluated for loss potential	$42,572,400	$902,300	$42,286,700	$896,000
Individually evaluated for loss potential	—	—	—	—
Total	$42,572,400	$902,300	$42,286,700	$896,000

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

	April 1, 2017
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$41,581,800	$—	$—	$—	$41,581,800
Small-Ticket	990,600	—	—	—	990,600
Total Investment in Leases	$42,572,400	$—	$—	$—	$42,572,400

	December 31, 2016
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$41,299,600	$—	$—	$—	$41,299,600
Small-Ticket	987,100	—	—	—	987,100
Total Investment in Leases	$42,286,700	$—	$—	$—	$42,286,700

6.  Recent Accounting Pronouncements:

Recently Issued Accounting Pronouncements

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for stock based compensation, including excess tax benefits and deficiencies, forfeiture estimates and classification in the statements of cash flows.  Upon adoption, any future excess tax benefits or deficiencies are recorded to the provision for income taxes in the consolidated statements of operations instead of recorded to equity in the consolidated balance sheets.  This reclassification can have a material impact on the Company’s provision for income taxes and effective tax rate, depending in part on whether significant stock option exercises occur.  In addition, when applying the treasury stock method for computing diluted weighted average common shares, the assumed proceeds available for hypothetical repurchase of shares do not include any windfall tax benefits under the new ASU.  As a result, outstanding option awards have a more dilutive effect on earnings per share.  The Company adopted ASU 2016-09 in the first quarter of 2017, using a prospective approach.  As a result of adopting the ASU, for the three months ended April 1, 2017, the Company recognized $96,100 of excess tax benefits as a discrete tax benefit.  The treatment of forfeitures has not changed as the Company will continue to estimate the number of forfeitures at the time of the option grant; therefore, there is no cumulative effect on retained earnings.  The Company has elected to present the cash flows on a retrospective transition method with prior periods adjusted, which resulted in a reclassification of excess tax benefits for the three months ended March 26, 2016 of $9,700 from cash flows from financing activities to cash flows from operating activities.

7.  Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended
	April 1, 2017	March 26, 2016
Denominator for basic EPS — weighted average common shares	4,167,132	4,114,071
Dilutive shares associated with option plans	283,363	199,849
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	4,450,495	4,313,920
Options excluded from EPS calculation — anti-dilutive	14,125	14,870

8.  Shareholders’ Equity (Deficit):

Dividends

On January 25, 2017, the Company’s Board of Directors approved the payment of a $0.10 per share quarterly cash dividend to shareholders of record at the close of business on February 8, 2017, which was paid on March 1, 2017.

Repurchase of Common Stock

In the first three months of 2017 the Company repurchased no shares of its common stock.  Under the Board of Directors’ authorization, as of April 1, 2017, the Company has the ability to repurchase an additional 142,988 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

The Company had authorized up to 750,000 shares of common stock be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2001 Stock Option Plan (the “2001 Plan”).  The 2001 Plan expired on February 20, 2011. As of April 1, 2017, the Company has authorized up to 500,000 shares of common stock to be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2010 Stock Option Plan (the “2010 Plan”).

The Company also sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors Plan”) and has reserved a total of 350,000 shares for issuance to directors of the Company who are not employees.

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of April 1, 2017 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 31, 2016	673,670	$62.11	6.11	$43,139,100
Granted	2,500	118.00
Exercised	(4,000)	22.15
Forfeited	(4,750)	95.28
Outstanding, April 1, 2017	667,420	$62.63	5.89	$34,261,500
Exercisable, April 1, 2017	470,762	$49.83	4.84	$29,738,600

No options were granted during the three months ended March 26, 2016.  The fair value of options granted under the Option Plans during the first three months of 2017 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

Three Months Ended
April 1, 2017
Risk free interest rate	2.05%
Expected life (years)	6
Expected volatility	27.12%
Dividend yield	1.16%
Option fair value	$30.78

All unexercised options at April 1, 2017 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $477,000 and $449,800 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first three months of 2017 and 2016, respectively.  As of April 1, 2017, the Company had $3.7 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.3 years.

9.  Debt:

Line of Credit

As of April 1, 2017, there were $16.2 million in borrowings outstanding under the Company’s Line of Credit with the PrivateBank and Trust Company and BMO Harris Bank N.A., bearing interest ranging from 3.19% to 4.00%, leaving $38.8 million available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of April 1, 2017, the Company was in compliance with all of its financial covenants.

Notes Payable

As of April 1, 2017, the Company had $21.5 million in principal outstanding from the $25.0 million Note Agreement entered into in May 2015 with Prudential Investment Management, Inc., its affiliates and managed accounts (“Prudential”).

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and tangible net worth and maximum levels of leverage (all as defined within the Note Agreement). As of April 1, 2017, the Company was in compliance with all of its financial covenants.

In connection with the Note Agreement, the Company incurred debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

10.  Segment Reporting:

The Company currently has two reportable business segments, franchising and leasing. The franchising segment franchises value-oriented retail store concepts that buy, sell, trade and consign merchandise, as well as provides strategic consulting services related to franchising. The leasing segment includes (i) Winmark Capital Corporation, a middle-market equipment leasing business and (ii) Wirth Business Credit, Inc., a small ticket financing business. Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses. The Company’s internal management reporting is the basis for the information disclosed for its business segments and includes allocation of shared-service costs. Segment assets are those that are directly used in or identified with segment operations, including cash, accounts receivable, prepaid expenses, inventory, property and equipment and investment in leasing operations. Unallocated assets include corporate cash and cash equivalents, marketable securities, current and deferred tax amounts and other corporate assets. Inter-segment balances and transactions have been eliminated. The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	Three Months Ended
	April 1, 2017	March 26, 2016
Revenue:
Franchising	$11,764,200	$11,667,600
Leasing	5,859,600	4,512,700
Total revenue	$17,623,800	$16,180,300

Reconciliation to operating income:
Franchising segment contribution	$6,142,500	$5,909,700
Leasing segment contribution	2,992,900	2,128,900
Total operating income	$9,135,400	$8,038,600

Depreciation and amortization:
Franchising	$75,800	$84,800
Leasing	22,700	24,400
Total depreciation and amortization	$98,500	$109,200

	As of
	April 1, 2017	December 31, 2016
Identifiable assets:
Franchising	$3,208,400	$3,141,300
Leasing	43,234,600	42,735,600
Unallocated	953,000	2,704,700
Total	$47,396,000	$48,581,600

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of April 1, 2017, we had 1,184 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands and had a leasing portfolio of $41.7 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees.  During the first three months of 2017, our royalties increased $0.2 million or 1.8% compared to the first three months of 2016.

Leasing income net of leasing expense during the first three months of 2017 was $4.6 million compared to $3.6 million in the same period last year.  Fluctuations in period-to-period leasing income and leasing expense result primarily from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the purchases of equipment for lease customers and the medium- to long-term trend in the size of the leasing portfolio.  During the first three months of 2017, we purchased $7.5 million in equipment for lease customers compared to $4.7 million in the first three months of 2016.  Our leasing portfolio (net investment in leases — current and long-term) increased to $41.7 million at April 1, 2017 from $41.4 million at December 31, 2016.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first three months of 2017, selling, general and administrative expenses decreased $0.1 million, or 0.8%, compared to the first three months of 2016.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first three months ended April 1, 2017:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/31/2016	OPENED	CLOSED	4/1/17	RENEWAL	RENEWALS
Plato’s Closet
Franchises - US and Canada	468	5	(3)	470	4	4
Once Upon A Child
Franchises - US and Canada	348	1	(2)	347	9	9
Play It Again Sports
Franchises - US and Canada	283	0	(4)	279	3	3
Style Encore
Franchises - US and Canada	52	4	(2)	54	—	—
Music Go Round
Franchises - US	35	0	(1)	34	1	1
Total Franchised Stores	1,186	10	(12)	1,184	17	17

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the first three months of 2017, we renewed 17 of the 17 franchise agreements available for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended
	April 1, 2017	March 26, 2016
Revenue:
Royalties	59.3%	63.5%
Leasing income	33.3	27.9
Merchandise sales	4.2	4.5
Franchise fees	1.5	2.3
Other	1.7	1.8
Total revenue	100.0	100.0

Cost of merchandise sold	(4.1)	(4.3)
Leasing expense	(7.2)	(5.6)
Provision for credit losses	—	0.1
Selling, general and administrative expenses	(36.9)	(40.5)
Income from operations	51.8	49.7
Interest expense	(2.8)	(3.9)
Interest and other income (expense)	—	(0.1)
Income before income taxes	49.0	45.7
Provision for income taxes	(18.3)	(17.5)
Net income	30.7%	28.2%

Comparison of Three Months Ended April 1, 2017 to Three Months Ended March 26, 2016

Revenue

Revenues for the quarter ended April 1, 2017 totaled $17.6 million compared to $16.2 million for the comparable period in 2016.

Royalties and Franchise Fees

Royalties increased to $10.5 million for the first three months of 2017 from $10.3 million for the first three months of 2016, a 1.8% increase.  The increase is primarily from having 30 additional franchise stores in the first three months of 2017 compared to the same period last year.

Franchise fees decreased to $269,300 for the first three months of 2017 compared to $372,500 for the first three months of 2016, primarily as a result of opening four fewer franchises in the 2017 period compared to the same period in 2016.

Leasing Income

Leasing income increased to $5.9 million for the first quarter of 2017 compared to $4.5 million for the same period in 2016.  The increase is primarily due to a higher level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales of $0.7 million for the first quarter of 2017 was comparable to $0.7 million in the same period of 2016.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold of $0.7 million for the first quarter of 2017 was comparable to $0.7 million in the same period of 2016.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first quarter of 2017 and 2016 was 95.5% and 94.6%, respectively.

Leasing Expense

Leasing expense increased to $1.3 million for the first quarter of 2017 compared to $0.9 million for the first quarter of 2016.  The increase is primarily due to an increase in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was $(1,400) for the first quarter of 2017 compared to $(14,400) for the first quarter of 2016.

Selling, General and Administrative

Selling, general and administrative expenses decreased 0.8% to $6.5 million in the first quarter of 2017 from $6.6 million in the same period of 2016.  The decrease was primarily due to  a decrease in advertising production.

Interest Expense

Interest expense decreased to $499,100 for the first quarter of 2017 compared to $640,700 for the first quarter of 2016.  The decrease is primarily due to lower average corporate borrowings when compared to the same period last year.

Interest and Other Income (Expense)

During the first quarter of 2017, we had interest and other income of $1,800 compared to $(10,500) of interest and other expense in the first quarter of 2016.

Income Taxes

The provision for income taxes was calculated at an effective rate of 37.3% and 38.2% for the first quarter of 2017 and 2016, respectively.  The decrease is primarily due to a tax benefit on the exercise of non-qualified stock options as a result of our adoption of a new accounting standard (ASU 2016-09) in the first quarter of 2017.  (See Note 6 – “Recent Accounting Pronouncements”.)

Segment Comparison of Three Months Ended April 1, 2017 to Three Months Ended March 26, 2016

Franchising Segment Operating Income

The franchising segment’s operating income for the first quarter of 2017 increased by $0.2 million to $6.1 million from $5.9 million for the first quarter of 2016.  The increase in segment contribution was primarily due to increased royalty revenues.

Leasing Segment Operating Income

The leasing segment’s operating income for the first quarter of 2017 increased by $0.9 million to $3.0 million from $2.1 million for the first quarter of 2016.  The increase in segment contribution was primarily due to an increase in leasing income net of leasing expense.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.

We ended the first quarter of 2017 with $1.7 million in cash and cash equivalents compared to $1.2 million in cash and cash equivalents at the end of the first quarter of 2016.

Operating activities provided $8.7 million of cash during the first three months of 2017 compared to $10.6 million provided during the same period last year.  The decrease in cash provided by operating activities in the first three months of 2017 compared to 2016 was primarily due to the receipt in the first quarter of 2016 of $2.5 million in refunds for overpayment of prior year taxes.

Investing activities used  $0.2 million of cash during the first three months of 2017.  The 2017 activities consisted primarily of the purchase of equipment for lease customers of $7.5 million and principal collections on lease receivables of $7.3 million.

Financing activities used $8.0 million of cash during the first three months of 2017.  Our most significant financing activities during the first three months of 2017 consisted of net payments on our line of credit and notes payable of $7.7 million and $0.4 million for the payment of dividends.  (See Note 8 — “Shareholders’ Equity (Deficit)” and Note 9 — “Debt”).

As of April 1, 2017, we had no off balance sheet arrangements.

As of April 1, 2017, our borrowing availability under our Line of Credit was $55.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $16.2 million in borrowings outstanding at April 1, 2017 under the Line of Credit bearing interest ranging from 3.19% to 4.00%, leaving $38.8 million available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes.   In May 2017 and each subsequent May thereafter through the term of the facility, the aggregate commitments under the Line of Credit automatically reduce by $5.0 million.  The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).

As of April 1, 2017, we had $21.5 million in principal outstanding from the $25.0 million Note Agreement entered into in May 2015 with Prudential.    The final maturity of the notes is 10 years.  Interest at a rate of 5.5% per annum on the outstanding principal balance is payable quarterly, along with required prepayments of the principal of $500,000 quarterly for the first five years, and $750,000 quarterly thereafter until the principal is paid in full.  The notes may be prepaid, at our option, in whole or in part (in a minimum amount of $1.0 million), but prepayments require payment of a Yield Maintenance Amount, as defined in the Note Agreement.

Our obligations under the Note Agreement are secured by a lien against substantially all of our assets, and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and tangible net worth and maximum levels of leverage (all as defined within the Note Agreement).

As of April 1, 2017, we were in compliance with all of the financial covenants under the Line of Credit and Note Agreement.

We expect to generate the cash necessary to pay our expenses, finance our leasing business and to pay the principal and interest on our outstanding debt from cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate.  Our ability to pay our expenses, finance our leasing business and meet our debt service obligations depends on our future performance, which may be affected by financial, business, economic, and other factors including the risk factors described under Item 1A of our Form 10-K for the fiscal year ended December 31, 2016.  If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity.  In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all.  Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase our cost of capital.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first three months of 2017, the Company collected $54,300 less than it estimated at December 31, 2016.  As of April 1, 2017, the Company’s royalty receivable was $1,245,900.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated condensed balance sheet.  As of April 1, 2017, deferred franchise fees were $1,520,700.

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

Forward Looking Statements

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, the Company’s belief that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, as well as its disclosures regarding market rate risk are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions.  See the section appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016  entitled “Risk Factors” and Part II, Item 1A in this Report for a more complete discussion of certain factors that may cause the Company’s actual results to differ from those in its forward looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At April 1, 2017, the Company had available a $55.0 million line of credit with The PrivateBank and Trust Company and BMO Harris Bank, N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (twelve months or less).  The Company had $16.2 million of debt outstanding at April 1, 2017 under this line of credit, all of which was in the form of short-term borrowings subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates.  With the Company’s borrowings at April 1, 2017, a one percent increase in short-term rates would reduce annual pretax earnings by $162,000.  The Company had no interest rate derivatives in place at April 1, 2017.

None of the Company’s cash and cash equivalents at April 1, 2017 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.  The Company’s portfolio of marketable securities is subject to customary equity market risk.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the three months ended April 1, 2017.   During fiscal 2016, less than 5% of the Company’s total revenues and 1% of expenses were denominated in a foreign currency.  Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $420,000.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 1A:  Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.  If any of those factors were to occur, they could materially adversely affect our financial condition or future results, and could cause our actual results to differ materially from those expressed in its forward-looking statements in this report.  We are aware of no material changes to the Risk Factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

January 1, 2017 to February 4, 2017	—	$—	—	142,988
February 5, 2017 to March 4, 2017	—	$—	—	142,988
March 5, 2017 to April 1, 2017	—	$—	—	142,988

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended April 1, 2017, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

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

WINMARK CORPORATION

Date: April 25, 2017	By:	/s/ Brett D. Heffes
Brett D. Heffes Chief Executive Officer and Director (principal executive officer)

Date: April 25, 2017	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug Executive Vice President Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED APRIL 1, 2017

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended April 1, 2017, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

*Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.