Form 10-Q
period 2017-07-01
WINMARK CORP
filed 2017-07-25
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

or

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

Yes ☐              No ☒

Common stock, no par value, 4,215,528 shares outstanding as of July 14, 2017.

WINMARK CORPORATION AND SUBSIDIARIES

PART I.          FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	July 1, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$1,071,900	$1,252,900
Marketable securities	216,500	199,900
Receivables, less allowance for doubtful accounts of $100 and $2,100	1,597,200	1,479,200
Restricted cash	30,000	40,000
Net investment in leases - current	16,467,800	17,004,800
Income tax receivable	1,330,200	1,678,800
Inventories	99,400	87,500
Prepaid expenses	468,800	1,050,700
Total current assets	21,281,800	22,793,800
Net investment in leases - long-term	24,524,000	24,410,700
Property and equipment, net	625,100	769,600
Goodwill	607,500	607,500
	$47,038,400	$48,581,600

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $10,000	$1,990,000	$1,990,000
Accounts payable	1,409,500	1,692,000
Accrued liabilities	2,595,700	1,811,100
Deferred revenue	1,589,100	1,864,700
Total current liabilities	7,584,300	7,357,800
Long-Term Liabilities:
Line of credit	10,100,000	23,400,000
Notes payable, net of unamortized debt issuance costs of $68,500 and $73,500	18,931,500	19,926,500
Deferred revenue	1,445,100	1,423,800
Other liabilities	873,900	993,600
Deferred income taxes	3,472,200	3,331,900
Total long-term liabilities	34,822,700	49,075,800
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 4,215,528 and 4,165,769 shares issued and outstanding	5,139,700	2,976,100
Accumulated other comprehensive income (loss)	400	(9,900)
Retained earnings (accumulated deficit)	(508,700)	(10,818,200)
Total shareholders’ equity (deficit)	4,631,400	(7,852,000)
	$47,038,400	$48,581,600

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
REVENUE:
Royalties	$11,094,400	$10,557,300	$21,548,400	$20,829,800
Leasing income	3,946,600	4,152,300	9,806,200	8,665,000
Merchandise sales	537,100	625,300	1,285,400	1,362,400
Franchise fees	675,400	493,500	944,700	866,000
Other	496,000	471,400	788,600	756,900
Total revenue	16,749,500	16,299,800	34,373,300	32,480,100
COST OF MERCHANDISE SOLD	499,100	588,300	1,214,100	1,285,700
LEASING EXPENSE	660,600	460,100	1,932,000	1,364,200
PROVISION FOR CREDIT LOSSES	(11,500)	(7,900)	(12,900)	(22,300)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,467,100	5,936,200	12,970,500	12,490,800
Income from operations	9,134,200	9,323,100	18,269,600	17,361,700
INTEREST EXPENSE	(446,300)	(593,800)	(945,400)	(1,234,500)
INTEREST AND OTHER INCOME (EXPENSE)	100	9,500	1,900	(1,000)
Income before income taxes	8,688,000	8,738,800	17,326,100	16,126,200
PROVISION FOR INCOME TAXES	(2,914,800)	(3,344,500)	(6,136,500)	(6,169,000)
NET INCOME	$5,773,200	$5,394,300	$11,189,600	$9,957,200
EARNINGS PER SHARE - BASIC	$1.37	$1.31	$2.67	$2.42
EARNINGS PER SHARE - DILUTED	$1.29	$1.25	$2.50	$2.31
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	4,201,982	4,110,429	4,184,558	4,112,254
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	4,483,647	4,318,763	4,467,072	4,316,346

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016

NET INCOME	$5,773,200	$5,394,300	$11,189,600	$9,957,200
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Unrealized holding net gains (losses) arising during period	9,000	18,700	16,600	34,300
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	9,000	18,700	16,600	34,300
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME:
Unrealized holding net gains/losses arising during period	(3,500)	(7,000)	(6,300)	(12,900)
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME	(3,500)	(7,000)	(6,300)	(12,900)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	5,500	11,700	10,300	21,400
COMPREHENSIVE INCOME	$5,778,700	$5,406,000	$11,199,900	$9,978,600

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 1, 2017	June 25, 2016
OPERATING ACTIVITIES:
Net income	$11,189,600	$9,957,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188,700	217,300
Provision for credit losses	(12,900)	(22,300)
Compensation expense related to stock options	966,600	882,200
Deferred income taxes	140,300	—
Loss on sale of marketable securities	—	12,600
Deferred initial direct costs	(250,000)	(326,100)
Amortization of deferred initial direct costs	238,300	234,200
Tax benefits on exercised stock options	518,000	9,700
Change in operating assets and liabilities:
Receivables	(118,000)	28,100
Restricted cash	10,000	—
Income tax receivable/payable	(175,700)	2,508,600
Inventories	(11,900)	(36,000)
Prepaid expenses	581,900	(112,600)
Accounts payable	(282,500)	(653,200)
Accrued and other liabilities	661,400	406,000
Rents received in advance and security deposits	6,600	202,800
Deferred revenue	(254,300)	(142,600)
Net cash provided by operating activities	13,396,100	13,165,900
INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	—	52,200
Purchase of property and equipment	(44,200)	(31,500)
Purchase of equipment for lease contracts	(13,532,300)	(10,585,600)
Principal collections on lease receivables	13,982,500	12,474,600
Net cash provided by investing activities	406,000	1,909,700
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	6,800,000	6,500,000
Payments on line of credit	(20,100,000)	(18,400,000)
Payments on notes payable	(1,000,000)	(1,000,000)
Repurchases of common stock	—	(1,573,900)
Proceeds from exercises of stock options	1,197,000	150,200
Dividends paid	(880,100)	(699,800)
Net cash used for financing activities	(13,983,100)	(15,023,500)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(181,000)	52,100
Cash and cash equivalents, beginning of period	1,252,900	1,006,700
Cash and cash equivalents, end of period	$1,071,900	$1,058,800
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$980,300	$939,800
Cash paid for income taxes	$5,654,000	$3,650,700

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

Revenues and operating results for the six months ended July 1, 2017 are not necessarily indicative of the results to be expected for the full year.

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

4.  Investments:

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities:

	July 1, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value
Equity securities	$215,800	$216,500	$215,800	$199,900

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive loss are as follows:

	July 1, 2017	December 31, 2016
Unrealized gains	$9,400	$—
Unrealized losses	(8,700)	(15,900)
Net unrealized gains (losses)	$700	$(15,900)

The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Realized gains	$—	$—	$—	$—
Realized losses	—	(6,400)	—	(12,600)
Net realized gains (losses)	$—	$(6,400)	$—	$(12,600)

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

5.  Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	July 1, 2017	December 31, 2016
Direct financing and sales-type leases:
Minimum lease payments receivable	$39,559,600	$37,839,800
Estimated residual value of equipment	4,598,100	4,754,200
Unearned lease income net of initial direct costs deferred	(5,858,500)	(5,844,500)
Security deposits	(4,422,400)	(4,424,400)
Equipment installed on leases not yet commenced	7,526,200	9,961,600
Total investment in direct financing and sales-type leases	41,403,000	42,286,700
Allowance for credit losses	(893,300)	(896,000)
Net investment in direct financing and sales-type leases	40,509,700	41,390,700
Operating leases:
Operating lease assets	1,284,300	800,700
Less accumulated depreciation and amortization	(802,200)	(775,900)
Net investment in operating leases	482,100	24,800
Total net investment in leasing operations	$40,991,800	$41,415,500

As of July 1, 2017, the $41.0 million total net investment in leases consists of $16.5 million classified as current and
$24.5 million classified as long-term.  As of December 31, 2016, the $41.4 million total net investment in leases consists of $17.0 million classified as current and $24.4 million classified as long-term.

As of July 1, 2017, leased assets with two customers approximated 22%  and 12%, respectively, of the Company’s total assets.

As of July 1, 2017, the Company had no future minimum lease payments receivable for operating leases. Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2017 and the full fiscal years thereafter as of July 1, 2017:

	Direct Financing and Sales-Type Leases
	Minimum Lease	Income
Fiscal Year	Payments Receivable	Amortization
2017	$12,321,100	$2,512,600
2018	16,840,100	2,655,100
2019	9,315,400	669,800
2020	1,059,000	19,300
2021	12,800	1,200
Thereafter	11,200	500
	$39,559,600	$5,858,500

The activity in the allowance for credit losses for leasing operations during the first six months of 2017 and 2016, respectively, is as follows:

	July 1, 2017	June 25, 2016
Balance at beginning of period	$896,000	$859,100
Provisions charged to expense	(12,900)	(22,300)
Recoveries	10,200	9,600
Deductions for amounts written-off	—	(29,300)
Balance at end of period	$893,300	$817,100

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	July 1, 2017		December 31, 2016
	Investment	Allowance for	Investment	Allowance for
	In Leases	Credit Losses	In Leases	Credit Losses
Collectively evaluated for loss potential	$41,403,000	$893,300	$42,286,700	$896,000
Individually evaluated for loss potential	—	—	—	—
Total	$41,403,000	$893,300	$42,286,700	$896,000

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

	July 1, 2017
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$40,300,300	$—	$—	$—	$40,300,300
Small-Ticket	1,102,700	—	—	—	1,102,700
Total Investment in Leases	$41,403,000	$—	$—	$—	$41,403,000

	December 31, 2016
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$41,299,600	$—	$—	$—	$41,299,600
Small-Ticket	987,100	—	—	—	987,100
Total Investment in Leases	$42,286,700	$—	$—	$—	$42,286,700

6.  Recent Accounting Pronouncements:

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition that supersedes existing revenue recognition guidance (but does not apply to nor supersede accounting guidance for lease contracts).  The ASU’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The ASU should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  The new standard will become effective for the Company beginning with the first quarter of fiscal 2018.  During 2016, the FASB issued four clarifications on specific topics within the new revenue recognition guidance that did not change the core principles of the guidance originally issued in May 2014.  The Company is continuing to evaluate the impact of the adoption of this ASU on the Company’s consolidated financial statements, information technology systems, processes, internal controls and the expected method of adoption.  Based on a preliminary assessment, the adoption of this guidance is not expected to impact the Company’s recognition of leasing revenues or revenue from royalties that are based on a percentage of franchisee sales.  The Company is continuing to assess the impact of the adoption of this guidance on the recognition of less significant revenues such as merchandise sales and franchise fees.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for stock based compensation, including excess tax benefits and deficiencies, forfeiture estimates and classification in the statements of cash flows.  Upon adoption, any future excess tax benefits or deficiencies are recorded to the provision for income taxes in the consolidated statements of operations instead of recorded to equity in the consolidated balance sheets.  This reclassification can have a material impact on the Company’s provision for income taxes and effective tax rate, depending in part on whether significant stock option exercises occur.  In addition, when applying the treasury stock method for computing diluted weighted average common shares, the assumed proceeds available for hypothetical repurchase of shares do not include any windfall tax benefits under the new ASU.  As a result, outstanding option awards have a more dilutive effect on earnings per share.  The Company adopted ASU 2016-09 in the first quarter of 2017, using a prospective approach.  As a result of adopting the ASU, for the three months and six months ended July 1, 2017, the Company recognized $421,900 and $518,000, respectively,  of excess tax benefits as a discrete tax benefit.  The treatment of forfeitures has not changed as the Company will continue to estimate the number of forfeitures at the time of the option grant; therefore, there is no cumulative effect on retained earnings.  The Company has elected to present the cash flows on a retrospective transition method with prior periods adjusted, which resulted in a reclassification of excess tax benefits for the six months ended June 25, 2016 of $9,700 from cash flows from financing activities to cash flows from operating activities.

7.  Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Denominator for basic EPS — weighted average common shares	4,201,982	4,110,429	4,184,558	4,112,254
Dilutive shares associated with option plans	281,665	208,334	282,514	204,092
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	4,483,647	4,318,763	4,467,072	4,316,346
Options excluded from EPS calculation — anti-dilutive	14,620	19,172	19,133	21,455

8.  Shareholders’ Equity (Deficit):

Dividends

On January 25, 2017, the Company’s Board of Directors approved the payment of a $0.10 per share quarterly cash dividend to shareholders of record at the close of business on February 8, 2017, which was paid on March 1, 2017.

On April 26, 2017, the Company’s Board of Directors approved the payment of a $0.11 per share quarterly cash dividend to shareholders of record at the close of business on May 10, 2017, which was paid on June 1, 2017.

Repurchase of Common Stock

In the first six months of 2017 the Company repurchased no shares of its common stock. Under the Board of Directors’ authorization, as of July 1, 2017, the Company has the ability to repurchase additional 142,988 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

The Company had authorized up to 750,000 shares of common stock be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2001 Stock Option Plan (the “2001 Plan”).  The 2001 Plan expired on February 20, 2011.  At the April 26, 2017 Annual Shareholders meeting, the Company’s shareholders approved an increase in the shares of common stock available for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2010 Stock Option Plan (the “2010 Plan”) by 200,000 shares,  from 500,000 to 700,000.

The Company also sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors Plan”) and has reserved a total of 350,000 shares for issuance to directors of the Company who are not employees.

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of July 1, 2017 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 31, 2016	673,670	$62.11	6.11	$43,139,100
Granted	36,000	122.19
Exercised	(52,686)	29.75
Forfeited	(4,750)	95.28
Outstanding, July 1, 2017	652,234	$67.80	6.05	$39,882,600
Exercisable, July 1, 2017	462,953	$54.26	5.04	$34,577,700

The fair value of options granted under the Option Plans during the first six months of 2017 and 2016 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Six Months Ended
	July 1, 2017	June 25, 2016
Risk free interest rate	1.90%	1.52%
Expected life (years)	6	6
Expected volatility	26.93%	27.10%
Dividend yield	1.14%	1.38%
Option fair value	$31.38	$23.78

During the six months ended July 1, 2017, options holders surrendered 2,927 shares of previously owned common shares as payment for option shares exercised as provided for by the Option Plans.  All unexercised options at July 1, 2017 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $966,600 and $882,200 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first six months of 2017 and 2016, respectively.  As of July 1, 2017, the Company had $4.3 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.5 years.

9.  Debt:

Line of Credit

As of July 1, 2017, there were $10.1 million in borrowings outstanding under the Company’s Line of Credit with the PrivateBank and Trust Company and BMO Harris Bank N.A., bearing interest ranging from 3.42% to 4.25%, leaving $39.9 million available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of July 1, 2017, the Company was in compliance with all of its financial covenants. (See Note 11 – “Subsequent Events”).

Notes Payable

As of July 1, 2017, the Company had $21.0 million in principal outstanding from the $25.0 million Note Agreement (the “Note Agreement”) entered into in May 2015 with Prudential Investment Management, Inc., its affiliates and managed accounts (“Prudential”).

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and tangible net worth and maximum levels of leverage (all as defined within the Note Agreement). As of July 1, 2017, the Company was in compliance with all of its financial covenants. (See Note 11 – “Subsequent Events”).

In connection with the Note Agreement, the Company incurred debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

10.  Segment Reporting:

The Company currently has two reportable business segments, franchising and leasing. The franchising segment franchises value-oriented retail store concepts that buy, sell, trade and consign merchandise as well as provides strategic consulting services related to franchising. The leasing segment includes (i) Winmark Capital Corporation, a middle-market equipment leasing business and (ii) Wirth Business Credit, Inc., a small ticket financing business. Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses. The Company’s internal management reporting is the basis for the information disclosed for its business segments and includes allocation of shared-service costs. Segment assets are those that are directly used in or identified with segment operations, including cash, accounts receivable, prepaid expenses, inventory, property and equipment and investment in leasing operations. Unallocated assets include corporate cash and cash equivalents, marketable securities, current and deferred tax amounts and other corporate assets. Inter-segment balances and transactions have been eliminated. The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Revenue:
Franchising	$12,802,900	$12,147,500	$24,567,100	$23,815,100
Leasing	3,946,600	4,152,300	9,806,200	8,665,000
Total revenue	$16,749,500	$16,299,800	$34,373,300	$32,480,100

Reconciliation to operating income:
Franchising segment contribution	$7,212,300	$6,865,100	$13,354,800	$12,774,800
Leasing segment contribution	1,921,900	2,458,000	4,914,800	4,586,900
Total operating income	$9,134,200	$9,323,100	$18,269,600	$17,361,700

Depreciation and amortization:
Franchising	$69,100	$83,700	$144,900	$168,500
Leasing	21,100	24,400	43,800	48,800
Total depreciation and amortization	$90,200	$108,100	$188,700	$217,300

	As of
	July 1, 2017	December 31, 2016
Identifiable assets:
Franchising	$3,041,100	$3,141,300
Leasing	41,758,100	42,735,600
Unallocated	2,239,200	2,704,700
Total	$47,038,400	$48,581,600

11.  Subsequent Events:

On July 18, 2017, the Line of Credit was amended to, among other things:

•

Provide the consent of the lenders for a self-tender offer by the Company to purchase up to 400,000 shares of its outstanding common stock for a price of $124.48 per share that was announced on July 19, 2017 (the “Tender Offer”);

•	Extend the termination date from April 14, 2019 to July 19, 2021;
•	Amend the tangible net worth covenant calculation to remove the effect of the Tender Offer;
•	Reduce the applicable margin on interest rate options in connection with LIBOR loans under the Line of Credit;
•	Permit the Company to sell up to $15.0 million in term notes to one or more affiliates or managed accounts of Prudential to partially fund the Tender Offer.

On July 19, 2017, the Note Agreement was amended to, among other things:

•	Provide the consent of Prudential for the Tender Offer;
•	Amend the tangible net worth covenant calculation to remove the effect of the Tender Offer;
•	Provide for a new $12.5 million term loan to partially fund the Tender Offer, with such loan summarized as follows:
o	Prudential will purchase from the Company senior notes of $12.5 million;
o	The final maturity of the notes is 10 years;
o

Interest at a rate of 5.10% per annum on the outstanding principal balance is payable quarterly, along with required prepayments of the principal of $312,500 quarterly until the principal is paid in full;

o	The notes may be prepaid, at the option of the Company, in whole or in part (in a minimum amount of $1 million), but prepayments will require payment of a Yield Maintenance Amount.

•	The amendments to the credit agreement and term loan agreement were both effective as of July 19, 2017.

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of July 1, 2017, we had 1,199 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands and had a leasing portfolio of $41.0 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees.  During the first six months of 2017, our royalties increased $0.7 million or 3.4% compared to the first six months of 2016.

Leasing income net of leasing expense during the first six months of 2017 was $7.9 million compared to $7.3 million in the same period last year.  Fluctuations in period-to-period leasing income and leasing expense result primarily from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the purchases of equipment for lease customers and the medium- to long-term trend in the size of the leasing portfolio.  During the first six months of 2017, we purchased $13.5 million in equipment for lease customers compared to $10.6 million in the first six months of 2016.  Our leasing portfolio (net investment in leases — current and long-term) decreased to $41.0 million at July 1, 2017 from $41.4 million at December 31, 2016.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first six months of 2017, selling, general and administrative expenses increased $0.5 million, or 3.8%, compared to the first six months of 2016.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first six months ended July 1, 2017:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/31/2016	OPENED	CLOSED	7/1/2017	RENEWAL	RENEWALS
Plato’s Closet
Franchises - US and Canada	468	10	(5)	473	9	9
Once Upon A Child
Franchises - US and Canada	348	9	(2)	355	15	15
Play It Again Sports
Franchises - US and Canada	283	2	(5)	280	7	7
Style Encore
Franchises - US and Canada	52	8	(2)	58	—	—
Music Go Round					2	2
Franchises - US	35	0	(2)	33
Total Franchised Stores	1,186	29	(16)	1,199	33	33

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the six months of 2017, we renewed 33 of the 33 franchise agreements available for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Revenue:
Royalties	66.2%	64.8%	62.7%	64.1%
Leasing income	23.6	25.5	28.5	26.7
Merchandise sales	3.2	3.8	3.7	4.2
Franchise fees	4.0	3.0	2.8	2.7
Other	3.0	2.9	2.3	2.3
Total revenue	100.0	100.0	100.0	100.0

Cost of merchandise sold	(3.0)	(3.6)	(3.5)	(4.0)
Leasing expense	(3.9)	(2.8)	(5.6)	(4.2)
Provision for credit losses	—	—	—	0.1
Selling, general and administrative expenses	(38.6)	(36.4)	(37.7)	(38.4)
Income from operations	54.5	57.2	53.2	53.5
Interest expense	(2.6)	(3.6)	(2.8)	(3.8)
Interest and other income (expense)	—	—	—	—
Income before income taxes	51.9	53.6	50.4	49.7
Provision for income taxes	(17.4)	(20.5)	(17.9)	(19.0)
Net income	34.5%	33.1%	32.5%	30.7%

Comparison of Three Months Ended July 1, 2017 to Three Months Ended June 25, 2016

Revenue

Revenues for the quarter ended July 1, 2017 totaled $16.7 million compared to $16.3 million for the comparable period in 2016.

Royalties and Franchise Fees

Royalties  increased to $11.1 million for the second quarter of 2017 from $10.6 million for the second quarter of 2016, a 5.1% increase. The increase was due to higher Plato’s Closet, Style Encore and Once Upon A  Child royalties of $0.3 million and $0.2 million and $0.1 million, respectively. The increase in royalties for these brands is primarily from having additional franchise stores in the second quarter of 2017 compared to the same period last year as well as higher franchisee retail sales.

Franchise fees were $0.7 million for the second quarter of 2017 compared to $0.5 million for the second quarter of 2016.

Leasing Income

Leasing income decreased to $3.9 million for the second quarter of 2017 compared to $4.2 million for the same period in 2016.  The decrease was primarily due to a lower level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales were $0.5 million for the second quarter of 2017 compared to $0.6 in the same period of 2016.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold was $0.5 million for the second quarter of 2017 compared to $0.6 million in the same period of 2016.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the second quarter of 2017 and 2016 was 92.9% and 94.1%, respectively.

Leasing Expense

Leasing expense was $0.7 million for the second quarter of 2017 compared to $0.5 million for the second quarter of 2016.

Provision for Credit Losses

Provision for credit losses was $(11,500) for the second quarter of 2017 compared to $(7,900) for the second quarter of 2016.

Selling, General and Administrative

Selling, general and administrative expenses increased 8.9% to $6.5 million in the second quarter of 2017 from $5.9 million in the same period of 2016.  The increase was primarily due to increases in advertising production, outside services and compensation and benefits expenses, inclusive of amounts related to our launch of Winmark Franchise Partners.

Interest Expense

Interest expense decreased to $0.4 for the second quarter of 2017 compared to $0.6 million for the second quarter of 2016.  The decrease is primarily due to lower average corporate borrowings when compared to the same period last year.

Interest and Other Income

During the second quarter of 2017, we had interest and other income of $100 compared to $9,500 of interest and other income in the second quarter of 2016.

Income Taxes

The provision for income taxes was calculated at an effective rate of 33.5% and 38.3% for the second quarter of 2017 and 2016, respectively. The decrease is primarily due to a tax benefit on the exercise of non-qualified stock options as a result of our adoption of a new accounting standard (ASU 2016-09) in the first quarter of 2017.  (See Note 6 – “Recent Accounting Pronouncements”).

Comparison of Six Months Ended July 1, 2017 to Six Months Ended June 25, 2016

Revenue

Revenues for the first six months of 2017 totaled $34.4 million compared to $32.5 million for the comparable period in 2016.

Royalties and Franchise Fees

Royalties increased to $21.5 million for the first six months of 2017 from $20.8 million for the first six months of 2016, a 3.4% increase.  The increase was due to higher Plato’s Closet, Style Encore and Once Upon A Child royalties of $0.3 million, $0.2 million and $0.2 million, respectively. The increase in royalties for these brands is primarily from having additional franchise stores in the first six months of 2017 compared to the same period last year as well as higher franchisee retail sales.

Franchise fees of $0.9 million for the first six months of 2017 were comparable to $0.9 million for the first six months of 2016.

Leasing Income

Leasing income increased to $9.8 million for the first six months of 2017 compared to $8.7 million for the same period in 2016.  The increase is primarily due to a higher level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales were  $1.3 million for the first six months of 2017 compared to $1.4 million in the same period of 2016.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold was  $1.2 million for the first six months of 2017 compared to $1.3 million in the same period of 2016.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first six months of 2017 and 2016 was 94.5% and 94.4%, respectively.

Leasing Expense

Leasing expense increased to $1.9 million for the first six months of 2017 compared to $1.4 million for the first six months of 2016.  The increase is primarily due to an increase in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was $(12,900) for the first six months of 2017 compared to $(22,300) for the first six months of 2016.

Selling, General and Administrative

Selling, general and administrative expenses increased to $13.0 million in the first six months of 2017 compared to $12.5 million in the same period of 2016.  The increase was primarily due to increases in compensation and benefits expenses and outside services, inclusive of amounts related to our launch of Winmark Franchise Partners.

Interest Expense

Interest expense decreased to $0.9 million for the first six months of 2017 compared to $1.2 million for the first six months of 2016.  The decrease is primarily due to lower average corporate borrowings when compared to the same period last year.

Interest and Other Income (Expense)

During the first six months of 2017, we had interest and other income of $1,900 compared to $(1,000) of interest and other expense in the first six months of 2016.

Income Taxes

The provision for income taxes was calculated at an effective rate of 35.4% and 38.3% for the first six months of 2017 and 2016, respectively. The decrease is primarily due to a tax benefit on the exercise of non-qualified stock options as a result of our adoption of a new accounting standard (ASU 2016-09) in the first quarter of 2017.  (See Note 6 – “Recent Accounting Pronouncements”.)

Segment Comparison of Three Months Ended July 1, 2017 to Three Months Ended June 25, 2016

Franchising Segment Operating Income

The franchising segment’s operating income for the second quarter of 2017 increased by $0.3 million to $7.2 million from $6.9 million for the second quarter of 2016.  The increase in segment contribution was primarily due to increased royalty revenue, partially offset by an increase in selling, general and administrative expenses.

Leasing Segment Operating Income

The leasing segment’s operating income for the second quarter of 2017 decreased by $0.6 million to $1.9 million from $2.5 million for the second quarter of 2016.  The decrease in segment contribution was primarily due to a decrease in leasing income net of leasing expense as well as an increase in selling, general and administrative expenses.

Segment Comparison of Six Months Ended July 1, 2017 to Six Months Ended June 25, 2016

Franchising Segment Operating Income

The franchising segment’s operating income for the first six months of 2017 increased by $0.6 million to $13.4 million from $12.8 million for the first six months of 2016.  The increase in segment contribution was primarily due to increased royalty revenue.

Leasing Segment Operating Income

The leasing segment’s operating income for the first six months of 2017 increased by $0.3 million to $4.9 million from $4.6 million for the first six months of 2016.  The increase in segment contribution was primarily due to an increase in leasing income net of leasing expense.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.

We ended the second quarter of 2017 with $1.1 million in cash and cash equivalents compared to $1.1 million in cash and cash equivalents at the end of the second quarter of 2016.

Operating activities provided $13.4 million of cash during the first six months of 2017 compared to $13.2 million provided during the same period last year.

Investing activities provided $0.4 million of cash during the first six months of 2017.  The 2017 activities consisted primarily of the purchase of equipment for lease customers of $13.5 million and principal collections on lease receivables of $14.0 million.

Financing activities used $14.0 million of cash during the first six months of 2017.  Our most significant financing activities during the first six months of 2017 consisted of net payments on our line of credit and notes payable of $14.3 million and $0.9 million for the payment of dividends; partially offset by $1.2 million of proceeds from exercises of stock options.  (See Note 8 — “Shareholders’ Equity (Deficit)” and Note 9 — “Debt”).

As of July 1, 2017, we had no off balance sheet arrangements.

As of July 1, 2017, our borrowing availability under our Line of Credit was $50.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $10.1 million in borrowings outstanding at July 1, 2017 under the Line of Credit bearing interest ranging from 3.42% to 4.25%, leaving $39.9 million available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).

As of July 1, 2017, we had $21.0 million in principal outstanding from the $25.0 million Note Agreement entered into in May 2015 with Prudential. The final maturity of the notes is 10 years.  Interest at a rate of 5.5% per annum on the outstanding principal balance is payable quarterly, along with required prepayments of the principal of $500,000 quarterly for the first five years, and $750,000 quarterly thereafter until the principal is paid in full.  The notes may be prepaid, at our option, in whole or in part (in a minimum amount of $1.0 million), but prepayments require payment of a Yield Maintenance Amount, as defined in the Note Agreement.

Our obligations under the Note Agreement are secured by a lien against substantially all of our assets, and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and tangible net worth and maximum levels of leverage (all as defined within the Note Agreement).

As of July 1, 2017, we were in compliance with all of the financial covenants under the Line of Credit and Note Agreement.

On July 19, 2017, we announced the commencement of a self-tender to purchase up to 400,000 shares, or approximately 9.5% of our outstanding common stock, for a price of $124.48 per share (the “Tender Offer”) for approximately $49.8 million plus expenses.  We intend to finance the Tender Offer with our existing Line of Credit as well as an additional term loan. The Tender Offer will expire on August 16, 2017, unless extended or withdrawn.

On July 18, 2017, the Line of Credit was amended to, among other things:

•

Provide the consent of the lenders for a self-tender offer by the Company to purchase up to 400,000 shares of its outstanding common stock for a price of $124.48 per share that was announced on July 19, 2017 (the “Tender Offer”);

•	Extend the termination date from April 14, 2019 to July 19, 2021;
•	Amend the tangible net worth covenant calculation to remove the effect of the Tender Offer;
•	Reduce the applicable margin on interest rate options in connection with LIBOR loans under the line of credit;
•	Permit the Company to sell up to $15.0 million in term notes to one or more affiliates or managed accounts of Prudential to partially fund the Tender Offer.

In July 2019 and each subsequent July thereafter through the term of the facility, the aggregate commitments under the Line of Credit automatically reduce by $5.0 million.

The foregoing discussion is a summary of the amendment to the Line of Credit and is qualified in its entirety by reference to the full text of the amendment, which is referenced by exhibit to this 10-Q and included as Exhibit (b)(7) to the Schedule TO that we filed with the Securities and Exchange Commission on July 19, 2017 for the Tender Offer.

On July 19, 2017, the Note Agreement was amended to, among other things:

•	Provide the consent of Prudential for the Tender Offer;
•	Amend the tangible net worth covenant calculation to remove the effect of the Tender Offer;
•	Provide for a new $12.5 million term loan to partially fund the Tender Offer, with such loan summarized as follows:
o	Prudential will purchase from the Company senior notes of $12.5 million;
o	The final maturity of the notes is 10 years;
o

Interest at a rate of 5.10% per annum on the outstanding principal balance is payable quarterly, along with required prepayments of the principal of $312,500 quarterly until the principal is paid in full;

o	The notes may be prepaid, at the option of the Company, in whole or in part (in a minimum amount of $1 million), but prepayments will require payment of a Yield Maintenance Amount.

The foregoing discussion is a summary of the amendment to the Note Agreement and is qualified in its entirety by reference to the full text of the amendment, which is referenced by exhibit to this 10-Q and included as Exhibit (b)(8) to the Schedule TO that we filed with the Securities and Exchange Commission on July 19, 2017 for the Tender Offer.

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

We believe that the combination of our cash on hand, the cash generated from our franchising business, cash generated from discounting sources, our Line of Credit and proceeds from the sale of term notes will be adequate to fund our planned operations through 2018.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first six months of 2017, the Company collected $53,100 less than it estimated at December 31, 2016.  As of July 1, 2017, the Company’s royalty receivable was $1,392,500.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated condensed balance sheet.  As of July 1, 2017, deferred franchise fees were $1,194,900.

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

Forward Looking Statements

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, the Company’s belief that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, the Company’s intent to finance the Tender Offer with its existing credit facility as well as an additional term loan, as well as its disclosures regarding market rate risk are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions.  See the section appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016  entitled “Risk Factors” and Part II, Item 1A in this Report for a more complete discussion of certain factors that may cause the Company’s actual results to differ from those in its forward looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At July 1, 2017, the Company had available a $50.0 million line of credit with The PrivateBank and Trust Company and BMO Harris Bank, N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (twelve months or less).  The Company had $10.1 million of debt outstanding at July 1, 2017 under this line of credit, all of which was in the form of short-term borrowings subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates.  With the Company’s borrowings at July 1, 2017, a one percent increase in short-term rates would reduce annual pretax earnings by $101,000.  The Company had no interest rate derivatives in place at July 1, 2017.

None of the Company’s cash and cash equivalents at July 1, 2017 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.  The Company’s portfolio of marketable securities is subject to customary equity market risk.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the six months ended July 1, 2017.   During fiscal 2016, less than 5% of the  Company’s total revenues and 1% of expenses were denominated in a foreign currency.  Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $420,000.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 1A:  Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.  If any of those factors were to occur, they could materially adversely affect our financial condition or future results, and could cause our actual results to differ materially from those expressed in its forward-looking statements in this report.  We are aware of no material changes to the Risk Factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, other than the following:

On July 19, 2017, we announced the commencement of a self-tender to purchase up to 400,000 shares, or approximately 9.5% of our outstanding common stock, for a price of $124.48 per share (the “Tender Offer”) for approximately $49.8 million plus expenses.  We intend to finance the Tender Offer with our existing Line of Credit as well as an additional term loan.

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

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

April 2, 2017 to May 6, 2017	—	$—	—	142,988
May 7, 2017 to June 3, 2017	—	$—	—	142,988
June 4, 2017 to July 1, 2017	—	$—	—	142,988

(1)

The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 5,000,000 shares, of which 142,988 may still be repurchased

ITEM 3:  Defaults Upon Senior Securities

None.

ITEM 4:  Mine Safety Disclosures

Not applicable.

ITEM 5:  Other Information

All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

ITEM 6:   Exhibits

3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)

3.2	By-laws, as amended and restated to date (Exhibit 3.2)(2)

10.1	Amendment No. 5 to Credit Agreement dated July 18, 2017 (Exhibit (b)(7))(3)

10.2	Amendment No. 1 to Note Agreement dated July 19, 2017 (Exhibit (b)(8))(3)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended July 1, 2017, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

*Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

(3)	Incorporated by reference to the specific exhibit to the Schedule TO filed on July 19, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINMARK CORPORATION

Date: July 25, 2017	By:	/s/ Brett D. Heffes
Brett D. Heffes Chief Executive Officer and Director (principal executive officer)

Date: July 25, 2017	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

WINMARK CORPORATION

FORM 10-Q FOR QUARTER ENDED JULY 1, 2017

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)

3.2	By-laws, as amended and restated to date (Exhibit 3.2)(2)

10.1	Amendment No. 5 to Credit Agreement dated July 18, 2017 (Exhibit (b)(7)) (3)

10.2	Amendment No. 1 to Note Agreement dated July 19, 2017 (Exhibit (b)(8)) (3)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended July 1, 2017, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

*Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

(3)	Incorporated by reference to the specific exhibit to the Schedule TO filed on July 19, 2017.