Form 10-Q
period 2017-09-30
WINMARK CORP
filed 2017-10-24
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Yes ☐              No ☒

Common stock, no par value, 3,821,528 shares outstanding as of October 17, 2017.

WINMARK CORPORATION AND SUBSIDIARIES

PART I.          FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$1,060,700	$1,252,900
Marketable securities	—	199,900
Receivables, less allowance for doubtful accounts of $1,700 and $2,100	1,708,100	1,479,200
Restricted cash	40,000	40,000
Net investment in leases - current	16,311,000	17,004,800
Income tax receivable	1,721,500	1,678,800
Inventories	67,000	87,500
Prepaid expenses	865,400	1,050,700
Total current assets	21,773,700	22,793,800
Net investment in leases - long-term	24,249,500	24,410,700
Property and equipment, net	547,700	769,600
Goodwill	607,500	607,500
	$47,178,400	$48,581,600

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $13,900 and $10,000	$3,236,100	$1,990,000
Accounts payable	1,474,600	1,692,000
Accrued liabilities	2,906,100	1,811,100
Deferred revenue	1,649,300	1,864,700
Total current liabilities	9,266,100	7,357,800
Long-Term Liabilities:
Line of credit	41,900,000	23,400,000
Notes payable, net of unamortized debt issuance costs of $99,900 and $73,500	29,650,100	19,926,500
Deferred revenue	1,458,200	1,423,800
Other liabilities	808,400	993,600
Deferred income taxes	3,485,300	3,331,900
Total long-term liabilities	77,302,000	49,075,800
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,821,528 and 4,165,769 shares issued and outstanding	—	2,976,100
Accumulated other comprehensive income (loss)	—	(9,900)
Retained earnings (accumulated deficit)	(39,389,700)	(10,818,200)
Total shareholders’ equity (deficit)	(39,389,700)	(7,852,000)
	$47,178,400	$48,581,600

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
REVENUE:
Royalties	$12,316,700	$11,311,000	$33,865,100	$32,140,800
Leasing income	3,915,800	4,174,000	13,722,000	12,839,000
Merchandise sales	773,100	520,000	2,058,500	1,882,400
Franchise fees	317,800	501,800	1,262,500	1,367,800
Other	244,500	227,500	1,033,100	984,400
Total revenue	17,567,900	16,734,300	51,941,200	49,214,400
COST OF MERCHANDISE SOLD	728,300	499,100	1,942,400	1,784,800
LEASING EXPENSE	792,000	646,200	2,724,000	2,010,400
PROVISION FOR CREDIT LOSSES	(13,300)	(29,700)	(26,200)	(52,000)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,208,900	5,180,700	19,179,400	17,671,500
Income from operations	9,852,000	10,438,000	28,121,600	27,799,700
INTEREST EXPENSE	(613,900)	(552,300)	(1,559,300)	(1,786,800)
INTEREST AND OTHER INCOME (EXPENSE)	28,000	(6,300)	29,900	(7,300)
Income before income taxes	9,266,100	9,879,400	26,592,200	26,005,600
PROVISION FOR INCOME TAXES	(3,547,100)	(3,785,200)	(9,683,600)	(9,954,200)
NET INCOME	$5,719,000	$6,094,200	$16,908,600	$16,051,400
EARNINGS PER SHARE - BASIC	$1.42	$1.48	$4.09	$3.90
EARNINGS PER SHARE - DILUTED	$1.33	$1.41	$3.83	$3.72
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	4,024,692	4,116,957	4,131,269	4,113,819
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	4,314,412	4,328,168	4,416,185	4,320,284

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016

NET INCOME	$5,719,000	$6,094,200	$16,908,600	$16,051,400
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Unrealized holding net gains (losses) arising during period	(700)	6,800	15,900	41,100
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	(700)	6,800	15,900	41,100
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME:
Unrealized holding net gains/losses arising during period	300	(2,600)	(6,000)	(15,500)
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME	300	(2,600)	(6,000)	(15,500)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(400)	4,200	9,900	25,600
COMPREHENSIVE INCOME	$5,718,600	$6,098,400	$16,918,500	$16,077,000

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2017	September 24, 2016
OPERATING ACTIVITIES:
Net income	$16,908,600	$16,051,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	275,700	320,600
Provision for credit losses	(26,200)	(52,000)
Compensation expense related to stock options	1,462,500	1,324,400
Deferred income taxes	153,400	62,100
(Gain) Loss on sale of marketable securities	(1,400)	12,600
Deferred initial direct costs	(369,200)	(421,300)
Amortization of deferred initial direct costs	345,300	356,200
Tax benefits on exercised stock options	592,800	69,700
Change in operating assets and liabilities:
Receivables	(228,900)	(138,400)
Restricted cash	—	(15,000)
Income tax receivable/payable	(641,500)	2,505,700
Inventories	20,500	(50,400)
Prepaid expenses	185,300	(243,200)
Accounts payable	(217,400)	(524,400)
Accrued and other liabilities	867,000	617,600
Rents received in advance and security deposits	92,800	392,300
Deferred revenue	(181,000)	(261,900)
Net cash provided by operating activities	19,238,300	20,006,000
INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	217,200	52,200
Purchase of property and equipment	(53,800)	(46,800)
Purchase of equipment for lease contracts	(19,253,300)	(16,432,200)
Principal collections on lease receivables	20,078,100	17,749,900
Net cash provided by investing activities	988,200	1,323,100
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	46,900,000	10,600,000
Payments on line of credit	(28,400,000)	(27,800,000)
Proceeds from borrowings on notes payable	12,500,000	—
Payments on notes payable	(1,500,000)	(1,500,000)
Repurchases of common stock	(49,904,100)	(1,573,900)
Proceeds from exercises of stock options	1,329,200	170,900
Dividends paid	(1,343,800)	(1,111,900)
Net cash used for financing activities	(20,418,700)	(21,214,900)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(192,200)	114,200
Cash and cash equivalents, beginning of period	1,252,900	1,006,700
Cash and cash equivalents, end of period	$1,060,700	$1,120,900
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,349,500	$1,778,400
Cash paid for income taxes	$9,514,800	$7,316,700

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

Revenues and operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

4.  Investments:

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities:

	September 30, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value
Equity securities	$—	$—	$215,800	$199,900

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive loss are as follows:

	September 30, 2017	December 31, 2016
Unrealized gains	$—	$—
Unrealized losses	—	(15,900)
Net unrealized gains (losses)	$—	$(15,900)

The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Realized gains	$10,300	$—	$10,300	$—
Realized losses	(8,900)	—	(8,900)	(12,600)
Net realized gains (losses)	$1,400	$—	$1,400	$(12,600)

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

5.  Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	September 30, 2017	December 31, 2016
Direct financing and sales-type leases:
Minimum lease payments receivable	$39,565,600	$37,839,800
Estimated residual value of equipment	4,797,600	4,754,200
Unearned lease income net of initial direct costs deferred	(5,734,900)	(5,844,500)
Security deposits	(4,504,700)	(4,424,400)
Equipment installed on leases not yet commenced	7,113,000	9,961,600
Total investment in direct financing and sales-type leases	41,236,600	42,286,700
Allowance for credit losses	(883,600)	(896,000)
Net investment in direct financing and sales-type leases	40,353,000	41,390,700
Operating leases:
Operating lease assets	1,494,000	800,700
Less accumulated depreciation and amortization	(1,286,500)	(775,900)
Net investment in operating leases	207,500	24,800
Total net investment in leasing operations	$40,560,500	$41,415,500

As of September 30, 2017, the $40.6 million total net investment in leases consists of $16.3 million classified as current and $24.3 million classified as long-term.  As of December 31, 2016, the $41.4 million total net investment in leases consists of $17.0 million classified as current and $24.4 million classified as long-term.

As of September 30, 2017, leased assets with two customers approximated 26% and 10%, respectively, of the Company’s total assets.

As of September 30, 2017, the Company had no future minimum lease payments receivable for operating leases. Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2017 and the full fiscal years thereafter as of September 30, 2017:

	Direct Financing and Sales-Type Leases
	Minimum Lease	Income
Fiscal Year	Payments Receivable	Amortization
2017	$6,461,600	$1,341,400
2018	19,175,400	3,300,600
2019	11,561,600	1,017,200
2020	2,343,000	74,000
2021	12,800	1,200
Thereafter	11,200	500
	$39,565,600	$5,734,900

The activity in the allowance for credit losses for leasing operations during the first nine months of 2017 and 2016, respectively, is as follows:

	September 30, 2017	September 24, 2016
Balance at beginning of period	$896,000	$859,100
Provisions charged to expense	(26,200)	(52,000)
Recoveries	13,800	39,800
Deductions for amounts written-off	—	(29,200)
Balance at end of period	$883,600	$817,700

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	September 30, 2017		December 31, 2016
	Investment	Allowance for	Investment	Allowance for
	In Leases	Credit Losses	In Leases	Credit Losses
Collectively evaluated for loss potential	$41,236,600	$883,600	$42,286,700	$896,000
Individually evaluated for loss potential	—	—	—	—
Total	$41,236,600	$883,600	$42,286,700	$896,000

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

	September 30, 2017
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$40,058,900	$93,200	$—	$—	$40,152,100
Small-Ticket	1,084,500	—	—	—	1,084,500
Total Investment in Leases	$41,143,400	$93,200	$—	$—	$41,236,600

	December 31, 2016
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$41,299,600	$—	$—	$—	$41,299,600
Small-Ticket	987,100	—	—	—	987,100
Total Investment in Leases	$42,286,700	$—	$—	$—	$42,286,700

6.  Recent Accounting Pronouncements:

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition that supersedes existing revenue recognition guidance (but does not apply to nor supersede accounting guidance for lease contracts).  The ASU’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The ASU should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  The new standard will become effective for the Company beginning with the first quarter of fiscal 2018.  During 2016, the FASB issued four clarifications on specific topics within the new revenue recognition guidance that did not change the core principles of the guidance originally issued in May 2014.  The Company is continuing to evaluate the impact of the adoption of this ASU on the Company’s consolidated financial statements, information technology systems, processes, internal controls and the expected method of adoption.  Based on a preliminary assessment, the adoption of this guidance is not expected to impact the Company’s recognition of leasing revenues or revenue from royalties that are based on a percentage of franchisee sales. Upon adoption, initial franchise fees, which are currently recognized upon the opening of a franchise, are expected to be deferred and recognized over the term of the underlying franchise agreement. The effect of the required deferral of initial franchise fees received in a given year will be mitigated by the recognition of revenue from fees retrospectively deferred from prior years.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for stock based compensation, including excess tax benefits and deficiencies, forfeiture estimates and classification in the statements of cash flows.  Upon adoption, any future excess tax benefits or deficiencies are recorded to the provision for income taxes in the consolidated statements of operations instead of recorded to equity in the consolidated balance sheets.  This reclassification can have a material impact on the Company’s provision for income taxes and effective tax rate, depending in part on whether significant stock option exercises occur.  In addition, when applying the treasury stock method for computing diluted weighted average common shares, the assumed proceeds available for hypothetical repurchase of shares do not include any windfall tax benefits under the new ASU.  As a result, outstanding option awards have a more dilutive effect on earnings per share.  The Company adopted ASU 2016-09 in the first quarter of 2017, using a prospective approach.  As a result of adopting the ASU, for the three months and nine months ended September 30, 2017, the Company recognized $74,800 and $592,800, respectively,  of excess tax benefits as a discrete tax benefit.  The treatment of forfeitures has not changed as the Company will continue to estimate the number of forfeitures at the time of the option grant; therefore, there is no cumulative effect on retained earnings.  The Company has elected to present the cash flows on a retrospective transition method with prior periods adjusted, which resulted in a reclassification of excess tax benefits for the nine months ended September 24, 2016 of $69,700 from cash flows from financing activities to cash flows from operating activities.

7.  Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Denominator for basic EPS — weighted average common shares	4,024,692	4,116,957	4,131,269	4,113,819
Dilutive shares associated with option plans	289,720	211,211	284,916	206,465
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	4,314,412	4,328,168	4,416,185	4,320,284
Options excluded from EPS calculation — anti-dilutive	10,753	12,868	16,057	18,348

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

On July 26, 2017, the Company’s Board of Directors approved the payment of a $0.11 per share quarterly cash dividend to shareholders of record at the close of business on August 9, 2017, which was paid on September 1, 2017.

Repurchase of Common Stock

In July 2017, the Company’s Board of Directors authorized the repurchase of up to 400,000 shares of our common stock for a price of $124.48 per share through a tender offer (the “Tender Offer”). The Tender Offer began on the date of the announcement, July 19, 2017 and expired on August 16, 2017. Upon expiration, the Company accepted for payment

400,000 shares for a total purchase price of approximately $49.9 million, including fees and expenses related to the Tender Offer.

Under a previous Board of Directors’ authorization, as of September 30, 2017, the Company has the ability to repurchase an additional 142,988 shares of its common stock. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

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

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of September 30, 2017 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 31, 2016	673,670	$62.11	6.11	$43,139,100
Granted	36,000	122.19
Exercised	(58,686)	28.96
Forfeited	(4,750)	95.28
Outstanding, September 30, 2017	646,234	$68.23	5.84	$41,050,600
Exercisable, September 30, 2017	456,953	$54.68	4.82	$35,215,600

The fair value of options granted under the Option Plans during the first nine months of 2017 and 2016 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Nine Months Ended
	September 30, 2017	September 24, 2016
Risk free interest rate	1.90%	1.52%
Expected life (years)	6	6
Expected volatility	26.93%	27.10%
Dividend yield	1.14%	1.38%
Option fair value	$31.38	$23.78

During the nine months ended September 30, 2017, options holders surrendered 2,927 shares of previously owned common shares as payment for option shares exercised as provided for by the Option Plans.  All unexercised options at September 30, 2017 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $1,462,500 and $1,324,400 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first nine months of 2017 and 2016, respectively.  As of September 30, 2017, the Company had $3.8 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.3 years.

A reconciliation of common shares outstanding and total equity (deficit) from December 31, 2016 to September 30, 2017 is as follows:

	Common	Total Equity
	Shares	(Deficit)
BALANCE, December 31, 2016	4,165,769	$(7,852,000)
Repurchase of common stock	(400,000)	(49,904,100)
Stock options exercised, net of shares surrendered	55,759	1,329,200
Compensation expense relating to stock options	—	1,462,500
Cash dividends	—	(1,343,800)
Comprehensive income	—	16,918,500
BALANCE, September 30, 2017	3,821,528	$(39,389,700)

9.  Debt:

Line of Credit

In July 2017, the Company’s Line of Credit with CIBC Bank USA (as successor by merger to the PrivateBank and Trust Company) and BMO Harris Bank N.A. was amended to, among other things:

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

During the first nine months of 2017, the Line of Credit was used to finance in part the Tender Offer and has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of September 30, 2017, the Company was in compliance with all of its financial covenants.  There were $41.9 million in borrowings outstanding under the line of credit bearing interest ranging from 3.23% to 4.25%, leaving $8.1 million available for additional borrowings.

Notes Payable

In July 2017, the Note Agreement with Prudential Investment Management, Inc., its affiliates and managed accounts (“Prudential”) was amended to, among other things:

•	Provide the consent of Prudential for the Tender Offer;
•	Amend the tangible net worth covenant calculation to remove the effect of the Tender Offer;
•	Provide for a new $12.5 million term loan to partially fund the Tender Offer.

In August 2017, the Company issued $12.5 million of Series B notes to finance in part the Tender Offer.  As of September 30, 2017, with the $20.5 million in principal outstanding from the $25.0 million of Series A notes issued in May 2015, the aggregate principal outstanding under the Note Agreement was $33.0 million.

The final maturity of the Series A and Series B notes is 10 years from the issuance date. For the Series A notes, interest at a rate of 5.50% per annum on the outstanding principal balance is payable quarterly, along with required prepayments of the principal of $500,000 quarterly for the first five years, and $750,000 quarterly thereafter until the principal is paid in full. For the Series B notes, interest at a rate of 5.10% per annum on the outstanding principal balance is payable quarterly, along with required prepayments of the principal of $312,500 quarterly until the principal is paid in full.  The Series A and Series B notes may be prepaid, at the option of the Company, in whole or in part (in a minimum amount of $1.0 million), but prepayments require payment of a Yield Maintenance Amount, as defined in the Note Agreement.

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and tangible net worth and maximum levels of leverage (all as defined within the Note Agreement). As of September 30, 2017, the Company was in compliance with all of its financial covenants.

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

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Revenue:
Franchising	$13,652,100	$12,560,300	$38,219,200	$36,375,400
Leasing	3,915,800	4,174,000	13,722,000	12,839,000
Total revenue	$17,567,900	$16,734,300	$51,941,200	$49,214,400

Reconciliation to operating income:
Franchising segment contribution	$8,145,400	$8,058,800	$21,500,200	$20,833,600
Leasing segment contribution	1,706,600	2,379,200	6,621,400	6,966,100
Total operating income	$9,852,000	$10,438,000	$28,121,600	$27,799,700

Depreciation and amortization:
Franchising	$66,300	$79,700	$211,200	$248,200
Leasing	20,700	23,600	64,500	72,400
Total depreciation and amortization	$87,000	$103,300	$275,700	$320,600

	As of
	September 30, 2017	December 31, 2016
Identifiable assets:
Franchising	$3,473,100	$3,141,300
Leasing	41,444,100	42,735,600
Unallocated	2,261,200	2,704,700
Total	$47,178,400	$48,581,600

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of September 30, 2017, we had 1,210 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands and had a leasing portfolio of $40.6 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees.  During the first nine months of 2017, our royalties increased $1.7 million or 5.4% compared to the first nine months of 2016.

Leasing income net of leasing expense during the first nine months of 2017 was $11.0 million compared to $10.8 million in the same period last year.  Fluctuations in period-to-period leasing income and leasing expense result primarily from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the purchases of equipment for lease customers and the medium- to long-term trend in the size of the leasing portfolio.  During the first nine  months of 2017, we purchased $19.3 million in equipment for lease customers compared to $16.4 million in the nine months of 2016.  Our leasing portfolio (net investment in leases — current and long-term) decreased to $40.6 million at September 30, 2017 from $41.4 million at December 31, 2016.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first nine months of 2017, selling, general and administrative expenses increased $1.5 million, or  8.5%, compared to the first nine months of 2016.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first nine months ended September 30, 2017:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/31/2016	OPENED	CLOSED	9/30/2017	RENEWAL	RENEWALS
Plato’s Closet
Franchises - US and Canada	468	12	(5)	475	13	13
Once Upon A Child
Franchises - US and Canada	348	15	(2)	361	18	18
Play It Again Sports
Franchises - US and Canada	283	4	(5)	282	13	13
Style Encore
Franchises - US and Canada	52	9	(2)	59	—	—
Music Go Round
Franchises - US	35	0	(2)	33	3	3
Total Franchised Stores	1,186	40	(16)	1,210	47	47

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the nine months of 2017, we renewed 47 of the 47 franchise agreements available for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Revenue:
Royalties	70.1%	67.6%	65.2%	65.3%
Leasing income	22.3	24.9	26.4	26.1
Merchandise sales	4.4	3.1	4.0	3.8
Franchise fees	1.8	3.0	2.4	2.8
Other	1.4	1.4	2.0	2.0
Total revenue	100.0	100.0	100.0	100.0

Cost of merchandise sold	(4.1)	(3.0)	(3.7)	(3.6)
Leasing expense	(4.5)	(3.9)	(5.2)	(4.1)
Provision for credit losses	—	0.2	—	0.1
Selling, general and administrative expenses	(35.3)	(31.0)	(36.9)	(35.9)
Income from operations	56.1	62.3	54.2	56.5
Interest expense	(3.5)	(3.3)	(3.0)	(3.7)
Interest and other income (expense)	0.2	—	—	—
Income before income taxes	52.8	59.0	51.2	52.8
Provision for income taxes	(20.2)	(22.6)	(18.6)	(20.2)
Net income	32.6%	36.4%	32.6%	32.6%

Comparison of Three Months Ended September 30, 2017 to Three Months Ended September 24, 2016

Revenue

Revenues for the quarter ended September 30, 2017 totaled $17.6 million compared to $16.7 million for the comparable period in 2016.

Royalties and Franchise Fees

Royalties  increased to $12.3 million for the third quarter of 2017 from $11.3 million for the third quarter of 2016, an  8.9% increase. The increase was due to higher Plato’s Closet, Once Upon A Child and Style Encore royalties of $0.4 million and $0.4 million and $0.1 million, respectively. The increase in royalties for these brands is primarily from higher franchisee retail sales as well as having additional franchise stores in the third quarter of 2017 compared to the same period last year.

Franchise fees were $0.3 million for the third quarter of 2017 compared to $0.5 million for the third quarter of 2016.

Leasing Income

Leasing income decreased to $3.9 million for the third quarter of 2017 compared to $4.2 million for the same period in 2016.  The decrease was primarily due to the classification of certain leases in the 2016 period as sales-type leases in accordance with accounting guidance applicable to lessors.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales were $0.8 million for the third quarter of 2017 compared to $0.5 million in the same period of 2016.  The increase is primarily due to an increase in technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold was $0.7 million for the third quarter of 2017 compared to $0.5 million in the same period of 2016.  The increase was primarily due to an increase in Direct Franchisee Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the third quarter of 2017 and 2016 was 94.2% and 96.0%, respectively.

Leasing Expense

Leasing expense was $0.8 million for the third quarter of 2017 compared to $0.6 million for the third quarter of 2016.

Provision for Credit Losses

Provision for credit losses was $(13,300) for the third quarter of 2017 compared to $(29,700) for the third quarter of 2016.

Selling, General and Administrative

Selling, general and administrative expenses increased 19.8% to $6.2 million in the third quarter of 2017 from $5.2 million in the same period of 2016.  The increase was primarily due to increases in compensation and benefits expenses, advertising production and outside services, inclusive of amounts related to our launch of Winmark Franchise Partners.

Interest Expense

Interest expense of  $0.6 million for the third quarter of 2017 was comparable to $0.6 million for the third quarter of 2016.

Interest and Other Income (Expense)

During the third quarter of 2017, we had interest and other income of $28,000 compared to $(6,300) of interest and other expense in the third quarter of 2016.

Income Taxes

The provision for income taxes was calculated at an effective rate of 38.3% and 38.3% for the third quarter of 2017 and 2016, respectively.

Comparison of Nine Months Ended September 30, 2017 to Nine Months Ended September 24, 2016

Revenue

Revenues for the first nine months of 2017 totaled $51.9 million compared to $49.2 million for the comparable period in 2016.

Royalties and Franchise Fees

Royalties increased to $33.9 million for the first nine months of 2017 from $32.1 million for the first nine months of 2016, a 5.4% increase.  The increase was due to higher Plato’s Closet, Once Upon A Child and Style Encore royalties of $0.7 million, $0.6 million and $0.4 million, respectively. The increase in royalties for these brands is primarily from higher franchisee retail sales as well as having additional franchise stores in the first nine months of 2017 compared to the same period last year.

Franchise fees of $1.3 million for the first nine months of 2017 were comparable to $1.4 million for the first nine months of 2016.

Leasing Income

Leasing income increased to $13.7 million for the first nine months of 2017 compared to $12.8 million for the same period in 2016.  The increase is primarily due to a higher level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales were  $2.1 million for the first nine months of 2017 compared to $1.9 million in the same period of 2016. The increase is primarily due to an increase in technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold was  $1.9 million for the first nine months of 2017 compared to $1.8 million in the same period of 2016.  The increase was due to an increase in Direct Franchisee Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first nine months of 2017 and 2016 was 94.4% and 94.8%, respectively.

Leasing Expense

Leasing expense increased to $2.7 million for the first nine months of 2017 compared to $2.0 million for the first nine months of 2016.  The increase is primarily due to an increase in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was $(26,200) for the first nine months of 2017 compared to $(52,000) for the first nine months of 2016.

Selling, General and Administrative

Selling, general and administrative expenses increased to $19.2 million in the first nine months of 2017 compared to $17.7 million in the same period of 2016.  The increase was primarily due to increases in compensation and benefits expenses, advertising production and outside services, inclusive of amounts related to our launch of Winmark Franchise Partners.

Interest Expense

Interest expense decreased to $1.6 million for the first nine months of 2017 compared to $1.8 million for the first nine months of 2016.  The decrease is primarily due to lower average corporate borrowings when compared to the same period last year.

Interest and Other Income (Expense)

During the first nine months of 2017, we had interest and other income of $29,900 compared to $(7,300) of interest and other expense in the first nine months of 2016.

Income Taxes

The provision for income taxes was calculated at an effective rate of 36.4% and 38.3% for the first nine months of 2017 and 2016, respectively. The decrease is primarily due to a tax benefit on the exercise of non-qualified stock options as a result of our adoption of a new accounting standard (ASU 2016-09) in the first quarter of 2017.  (See Note 6 – “Recent Accounting Pronouncements”).

Segment Comparison of Three Months Ended September 30, 2017 to Three Months Ended September 24, 2016

Franchising Segment Operating Income

The franchising segment’s operating income for the third quarter of 2017 was  $8.1 million compared to $8.1 million for the third quarter of 2016.

Leasing Segment Operating Income

The leasing segment’s operating income for the third quarter of 2017 decreased by $0.7 million to $1.7 million from $2.4 million for the third quarter of 2016.  The decrease in segment contribution was primarily due to a decrease in leasing income net of leasing expense as well as an increase in selling, general and administrative expenses.

Segment Comparison of Nine Months Ended September 30, 2017 to Nine Months Ended September 24, 2016

Franchising Segment Operating Income

The franchising segment’s operating income for the first nine months of 2017 increased by $0.7 million to $21.5 million from $20.8 million for the first nine months of 2017.  The increase in segment contribution was primarily due to increased royalty revenue; partially offset by an increase in selling, general and administrative expenses.

Leasing Segment Operating Income

The leasing segment’s operating income for the first nine months of 2017 decreased by $0.4 million to $6.6 million from $7.0 million for the first nine months of 2016.  The decrease in segment contribution was primarily due to an increase in selling, general and administrative expenses.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.

We ended the third quarter of 2017 with $1.1 million in cash and cash equivalents compared to $1.1 million in cash and cash equivalents at the end of the third quarter of 2016.

Operating activities provided $19.2 million of cash during the first nine months of 2017 compared to $20.0 million provided during the same period last year. The decrease in cash provided by operating activities in the first nine months of 2017 compared to 2016 was primarily due to an increase in cash paid for income taxes.

Investing activities provided $1.0 million of cash during the first nine months of 2017.  The 2017 activities consisted primarily of the purchase of equipment for lease customers of $19.3 million and principal collections on lease receivables of $20.1 million.

Financing activities used $20.4 million of cash during the first nine months of 2017.  Our most significant financing activities during the first nine months of 2017 consisted of $49.9 million to repurchase 400,000 shares of our common stock in the Tender Offer (including fees and expenses) and net borrowings on our line of credit and notes payable of $29.5 million with such borrowings incurred primarily to fund in part the Tender Offer. (See Note 8 — “Shareholders’ Equity (Deficit)” and Note 9 — “Debt”).

As of September 30, 2017, we had no off balance sheet arrangements.

In July 2017, our $50.0 million Line of Credit with CIBC Bank USA (as successor by merger to the PrivateBank and Trust Company) and BMO Harris Bank N.A. was amended to, among other things:

•	Provide the consent of the lenders for the Tender Offer;
•	Extend the termination date from April 14, 2019 to July 19, 2021;

•	Amend the tangible net worth covenant calculation to remove the effect of the Tender Offer;
•	Reduce the applicable margin on interest rate options in connection with LIBOR loans under the Line of Credit;
•	Permit us to sell up to $15.0 million in term notes to one or more affiliates or managed accounts of Prudential to partially fund the Tender Offer.

During the first nine months of 2017, the Line of Credit was used to finance in part the Tender Offer and has been and will continue to be used for general corporate purposes.  In July 2019 and each subsequent July thereafter through the term of the facility, the aggregate commitments under the Line of Credit automatically reduce by $5.0 million.  The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of September 30, 2017, there were $41.9 million in borrowings outstanding under the line of credit bearing interest ranging from 3.23% to 4.25%, leaving $8.1 million available for additional borrowings.

In July 2017, our Note Agreement with Prudential Investment Management, Inc., its affiliates and managed accounts (“Prudential”) was amended to, among other things:

•	Provide the consent of Prudential for the Tender Offer;
•	Amend the tangible net worth covenant calculation to remove the effect of the Tender Offer;
•	Provide for a new $12.5 million term loan to partially fund the Tender Offer.

In August 2017, we issued $12.5 million of Series B notes to finance in part the Tender Offer.  As of September 30, 2017, with the $20.5 million in principal outstanding from the $25.0 million of Series A notes issued in May 2015, the aggregate principal outstanding under the Note Agreement was $33.0 million.

The final maturity of the Series A and Series B notes is 10 years from the issuance date. For the Series A notes, interest at a rate of 5.50% per annum on the outstanding principal balance is payable quarterly, along with required prepayments of the principal of $500,000 quarterly for the first five years, and $750,000 quarterly thereafter until the principal is paid in full. For the Series B notes, interest at a rate of 5.10% per annum on the outstanding principal balance is payable quarterly, along with required prepayments of the principal of $312,500 quarterly until the principal is paid in full.  The Series A and Series B notes may be prepaid, at our option, in whole or in part (in a minimum amount of $1.0 million), but prepayments require payment of a Yield Maintenance Amount, as defined in the Note Agreement.

Our obligations under the Note Agreement are secured by a lien against substantially all of our assets, and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and tangible net worth and maximum levels of leverage (all as defined within the Note Agreement).

As of September 30, 2017, we were in compliance with all of the financial covenants under the Line of Credit and Note Agreement.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first nine months of 2017, the Company collected $52,200 less than it estimated at December 31, 2016.  As of September 30, 2017, the Company’s royalty receivable was $1,411,300.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated condensed balance sheet.  As of September 30, 2017, deferred franchise fees were $1,239,700.

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

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At September 30, 2017, the Company had available a $50.0 million line of credit with CIBC Bank USA and BMO Harris Bank, N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (twelve months or less).  The Company had $41.9 million of debt outstanding at September 30, 2017 under this line of credit, all of which was in the form of short-term borrowings subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates.  With the Company’s borrowings at September 30, 2017, a one percent increase in short-term rates would reduce annual pretax earnings by $419,000.  The Company had no interest rate derivatives in place at September 30, 2017.

None of the Company’s cash and cash equivalents at September 30, 2017 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the nine months ended September 30, 2017.   During fiscal 2016, less than 5% of the  Company’s total revenues and 1% of expenses were denominated in a foreign currency.  Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $420,000.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

We incurred increased indebtedness in connection with the purchase of shares in the Tender Offer (see Note 8 – “Shareholders’ Equity (Deficit)” and Note 9 – “Debt”) and, as a result, are more leveraged.  We expect to generate the cash necessary to pay our expenses, finance our leasing business and to pay the principal and interest on all of our outstanding debt from cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate.  Our ability to pay our expenses, finance our leasing business and meet our debt service obligations depends on our future performance, which may be affected by financial, business, economic, and other factors including the risk factors described under Item 1A of our Form 10-K for the fiscal year ended December 31, 2016.  If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity.  In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all.  Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase our cost of capital.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On July 19, 2017 the Company announced a self-tender (the “Tender Offer”) to purchase up to 400,000 shares of its outstanding common stock for a price of $124.48 per share. The Tender Offer expired on August 16, 2017, and upon expiration, the company accepted for purchase a total of 400,000 shares for a total purchase price of $49.9 million, including fees and expenses.

The following table summarized the Company’s common stock repurchase during the third quarter of 2017. No shares were purchased during the quarter other than through the Tender Offer described above.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

July 2, 2017 to August 5, 2017	—	$—	—	142,988
August 6, 2017 to September 2, 2017	400,000	$124.48	400,000	142,988
September 3, 2017 to September 30, 2017	—	$—	—	142,988

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended September 30, 2017, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

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

Ctober 24
WINMARK CORPORATION

Date: October 24, 2017	By:	/s/ Brett D. Heffes
Brett D. Heffes Chief Executive Officer and Director (principal executive officer)

Date: October 24, 2017	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)