Form 10-K
period 2017-12-30
WINMARK CORP
filed 2018-03-09
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2017, or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  ☐

Yes ☐              No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $316,418,727.

Shares of no par value Common Stock outstanding as of March 5, 2018: 3,849,506 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 25, 2018 have been incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report

WINMARK CORPORATION AND SUBSIDIARIES

PART I

ITEM 1:     BUSINESS

Background

We are a franchisor of five value-oriented retail store concepts that buy, sell and trade gently used merchandise.  Each of our retail store brands emphasizes consumer value by offering high-quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers’ used goods that have been outgrown or are no longer used.  Our concepts also offer a limited amount of new merchandise to customers.  As of December 30, 2017, we had 1,211 franchised stores across the United States and Canada. In addition, we provide franchise consulting and advisory services to new and emerging franchisors through Winmark Franchise Partners, which we launched in 2017.

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

Our significant assets are located within the United States, and we generate all revenues from United States operations other than franchising revenues from Canadian operations of approximately $3.8 million, $3.3 million and $2.9 million for 2017, 2016 and 2015, respectively.  For additional financial information, please see Item 6 — Selected Financial Data and Item 8 — Financial Statements and Supplementary Data.  We were incorporated in Minnesota in 1988.

Franchise Operations

Our retail brands with their fiscal year 2017 system-wide sales, which we define as estimated revenues generated by all franchise locations, are summarized as follows:

Plato’s Closet® - $456 million.

We began franchising the Plato’s Closet brand in 1999.  Plato’s Closet stores buy and sell used clothing and accessories geared toward the teenage and young adult market.  Customers have the opportunity to sell their used items to Plato’s Closet stores and to purchase quality used clothing and accessories at prices lower than new merchandise.

Once Upon A Child® - $329 million.

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

Play It Again Sports® - $223 million.

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

Style Encore® - $37 million.

We began franchising the Style Encore brand in 2013.  Style Encore stores buy and sell used women’s apparel, shoes and accessories.  Customers have the opportunity to sell their used items to Style Encore stores and to purchase quality used clothing, shoes and accessories at prices lower than new merchandise.

Music Go Round® - $33 million.

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

The following table presents the royalties and franchise fees contributed by our franchised retail brands for each of the past three years and the corresponding percentage of consolidated revenues for each such year:

	Total Royalties and Franchise Fees
	(in millions)			% of Consolidated Revenue
	2015	2016	2017	2015	2016	2017
Plato’s Closet	$19.1	$19.5	$20.2	27.5%	29.2%	29.0%
Once Upon A Child	13.0	14.2	14.5	18.7	21.3	20.8
Play It Again Sports	9.5	9.2	9.3	13.6	13.9	13.3
Style Encore	1.2	1.7	2.2	1.8	2.6	3.1
Music Go Round	0.9	1.0	1.0	1.3	1.5	1.4
	$43.7	$45.6	$47.2	62.9%	68.5%	67.6%

The following table presents a summary of our retail brands franchising activity for the fiscal year ended December 30, 2017:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/31/2016	OPENED	CLOSED	12/30/2017	RENEWAL	RENEWALS	% RENEWED
Plato’s Closet
Franchises - US and Canada	468	14	(6)	476	26	26	100%
Once Upon A Child
Franchises - US and Canada	348	18	(6)	360	24	24	100%
Play It Again Sports
Franchises - US and Canada	283	6	(8)	281	18	17	94%
Style Encore
Franchises - US and Canada	52	11	(2)	61	—	—	N/A
Music Go Round
Franchises - US	35	0	(2)	33	4	4	100%
Total Franchised Stores	1,186	49	(24)	1,211	72	71	99%

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

At December 30, 2017, we had 62 signed retail franchise agreements, of which the majority are expected to open in 2018.

We began franchising in Canada in 1991 and, as of December 30, 2017, had 101 franchised retail stores open in Canada.  The Canadian retail stores are operated by franchisees under agreements substantially similar to those used in the United States.

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

We provide centralized buying services, which on a limited basis include credit and billing for the Play It Again Sports franchisees.  Our Play It Again Sports franchise system uses several major vendors for new product including Nautilus, Wilson Sporting Goods, Champro Sports, Easton Sports, CCM Hockey and Bauer Hockey.  The loss of any of the above vendors would change the vendor mix, but not significantly change our products offered.

To provide the franchisees of our Play It Again Sports, Once Upon A Child and Music Go Round systems a source of affordable new product, we have developed relationships with our significant vendors and negotiated prices for our franchisees to take advantage of the buying power a franchise system brings.

Our typical Once Upon A Child franchised store purchases approximately 30% of its new product from Rachel’s Ribbons, Wild Side Accessories, Melissa & Doug and Nuby.  The loss of any of the above vendors would change the vendor mix, but not significantly change our products offered.

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

Each franchisee must execute our franchise agreement and pay an initial franchise fee.  At December 30, 2017, the franchise fee for all brands was $25,000 for an initial store in the U.S. and $33,500CAD for an initial store in Canada.  Once a franchisee opens its initial store, it can open additional stores, in any brand, by paying a $15,000 franchise fee for a store in the U.S. and $20,000CAD for a store in Canada, provided an acceptable territory is available and the franchisee meets the brand’s additional store standards.  The franchise fee for our initial retail store and additional retail store in Canada is based upon the exchange rate applied to the United States franchise fee on the last business day of the preceding fiscal year.  The franchise fee in March 2018 for an initial retail store in Canada will be $31,500CAD, and an additional retail store in Canada will be $19,000CAD.  Typically, the franchisee’s initial store is open for business approximately 12 months from the date the franchise agreement is signed.  The franchise agreement has an initial term of 10 years, with subsequent 10-year renewal periods, and grants the franchisee an exclusive geographic area, which will vary in size depending upon population, demographics and other factors.  Under current franchise agreements, franchisees of the respective brands are required to pay us weekly continuing fees (royalties) equal to the percentage of gross sales outlined in their Franchise Agreements, generally ranging from 4% to 5% for all of our brands except Music Go Round, which is 3%.

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

During the term of a franchise agreement, franchisees agree not to operate directly or indirectly any competitive business.  In addition, franchisees agree that after the end of the term or termination of the franchise agreement, franchisees will not operate any competitive business for a period of two years and within a reasonable geographic area.

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

Our Plato’s Closet franchise stores primarily compete with specialty apparel stores such as American Eagle, Gap, Abercrombie & Fitch, Old Navy, Hollister and Forever 21.  We compete with other franchisors in the teenage resale clothing retail market.

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

Winmark Franchise Partners™

During 2017, we announced the launch of an initiative to provide consulting services, support and capital to emerging franchisors. Under the Winmark Franchise Partners mark, we leverage our experience in franchising through strategic partnering with select companies interested in franchising to grow their brands.  We anticipate that this concept will create additional revenue streams while being synergistic with our existing business.

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

Employees

As of December 30, 2017, we employed 107 employees.

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

ITEM 1A:    RISK FACTORS

We are dependent on franchise renewals.

Each of our franchise agreements is 10 years long.  At the end of the term of each franchise agreement, each franchisee may, if certain conditions are met, “renew” the franchise relationship by signing a new 10-year franchise agreement.  As of December 30, 2017 each of our five franchised retail brands have the following number of franchise agreements that will expire over the next three years:

	2018	2019	2020
Plato’s Closet	30	45	46
Once Upon A Child	16	27	29
Play It Again Sports	13	16	26
Music Go Round	3	4	2
Style Encore	—	—	—
	62	92	103

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

We are in the early stages of a new franchising initiative.

We are currently investing in a new initiative to provide consulting services, support and capital to emerging franchisors.  There can be no assurance that we will be successful in this undertaking and that it will not have a negative impact on our financial performance.

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

We may incur concentration of credit risk in our lease portfolio.  As of December 30, 2017, leased assets with one customer represented approximately 30% of our total net investment in leases.

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

The terms of our $50.0 million line of credit and $37.5 million note facility impose certain operating and financial restrictions on us and require us to meet certain financial tests including tests related to minimum levels of debt service coverage and tangible net worth and maximum levels of leverage.  As of December 30, 2017, we were in compliance with all of our financial covenants under these facilities; however, failure to comply with these covenants in the future may result in default under one or both of these sources of capital and could result in acceleration of the related indebtedness.  Any such acceleration of indebtedness would have an adverse impact on our business activities and financial condition.

Sustained credit market deterioration could jeopardize the counterparty obligations of one or both of the banks participating in our line of credit facility, which could have an adverse impact on our business if we are not able to replace such credit facility or find other sources of liquidity on acceptable terms.

We have indebtedness.

We incurred indebtedness in connection with the purchase of shares in the 2015 Tender Offer and the 2017 Tender Offer (see Note 6 — “Shareholders’ Equity (Deficit)” and Note 7 — “Debt”).  We expect to generate the cash necessary to pay our expenses, finance our leasing business and to pay the principal and interest on all of our outstanding debt from cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate.  Our ability to pay our expenses, finance our leasing business and meet our debt service obligations depends on our future performance, which may be affected by financial, business, economic, and other factors.  If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity.  In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all.  Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase our cost of capital.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 2:     PROPERTIES

We lease 41,016 square feet at our headquarters facility in Minneapolis, Minnesota.  We are obligated to pay rent monthly under the lease, and will pay an average of $664,000 annually over the remaining term that expires in 2019.  We are also obligated to pay estimated taxes and operating expenses as described in the lease, which change annually.  The total rentals, taxes and operating expenses paid may increase if we exercise any of our rights to acquire additional space described in the lease.  We are in the process of renewing the lease for our headquarters facility, and our facilities are sufficient to meet our current and immediate future needs.

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

PART II

ITEM 5:     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders, Dividends

Winmark Corporation’s common stock trades on the NASDAQ Global Market under the symbol “WINA”.  The table below sets forth the high and low sales prices of our common stock as reported by NASDAQ for the quarterly periods indicated:

FY 2017:	First	Second	Third	Fourth
High	$127.50	$137.75	$136.90	$139.05
Low	$109.90	$112.00	$124.70	$121.55

FY 2016:	First	Second	Third	Fourth
High	$101.61	$102.00	$109.49	$133.08
Low	$88.00	$91.26	$92.12	$102.55

At March 5, 2018, there were 3,849,506 shares of common stock outstanding held by approximately 66 shareholders of record.  Shareholders of record do not include holders who beneficially own common stock held in nominee or “street name”.

We declared and paid cash dividends per common share of the following amounts in each of the quarterly periods indicated:

	First	Second	Third	Fourth
FY 2017:	$0.10	$0.11	$0.11	$0.11
FY 2016:	$0.07	$0.10	$0.10	$0.10

Any future declaration of dividends will be subject to the discretion of our Board of Directors and subject to our results of operations, financial condition, cash requirements, compliance with loan covenants and other factors deemed relevant by our Board of Directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

October 1, 2017 to November 4, 2017	—	$—	—	142,988
November 5, 2017 to December 2, 2017	—	$—	—	142,988
December 3, 2017 to December 30, 2017	—	$—	—	142,988

(1)

The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 5,000,000 shares, of which 142,988 may still be repurchased.

Performance Graph

In accordance with the rules of the SEC, the following graph compares the performance of our common stock on the NASDAQ Stock Market to the NASDAQ US Benchmark TR composite index and to the NASDAQ US Benchmark Retail TR industry index, of which we are a component.  The graph compares on an annual basis the cumulative total shareholder return on $100 invested on December 29, 2012 through our fiscal year ended December 30, 2017 and assumes reinvestment of all dividends.  The performance graph is not necessarily indicative of future investment performance.

ITEM 6:     SELECTED FINANCIAL DATA

The following table sets forth selected financial information for the periods indicated.  The information should be read in conjunction with the consolidated financial statements and related notes discussed in Items 8 and 15, and Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed in Item 7.

	Fiscal Year Ended
	(in thousands except per share data)
	December 30,		December 31,		December 26,		December 27,	December 28,
	2017		2016		2015		2014	2013
Revenue:
Royalties	$45,644		$43,995		$41,908		$38,972	$36,344
Leasing income	18,470		17,283		21,566		16,247	14,524
Merchandise sales	2,572		2,217		2,817		2,729	2,327
Franchise fees	1,530		1,625		1,788		1,990	1,459
Other	1,530		1,460		1,369		1,241	1,077
Total revenue	69,746		66,580		69,448		61,179	55,731
Cost of merchandise sold	2,433		2,101		2,653		2,620	2,206
Leasing expense	3,269		2,324		5,759		1,631	1,592
Provision for credit losses	9		18		(150)		63	(45)
Selling, general and administrative expenses	25,251		23,836		24,095		23,806	22,198
Income from operations	38,784		38,301		37,091		33,059	29,780
Interest expense	(2,366)		(2,343)		(1,802)		(484)	(213)
Interest and other income (expense)	13		(12)		(64)		14	23
Income before income taxes	36,431		35,946		35,225		32,589	29,590
Provision for income taxes	(11,866)		(13,728)		(13,425)		(12,522)	(11,358)
Net income	$24,565		$22,218		$21,800		$20,067	$18,232

Earnings per common share - diluted	$5.66		$5.13		$4.69		$3.85	$3.48
Weighted average shares outstanding - diluted	4,340		4,330		4,652		5,217	5,241
Cash dividends per common share	$0.43		$0.37		$0.27		$5.23	$0.19
Balance Sheet Data:
Working capital	$11,912		$15,436		$16,920		$3,857	$24,376
Total assets	48,405		48,582		47,406		54,728	53,036
Total debt	67,588		45,400		66,400		18,500	—
Shareholders’ equity (deficit)	(30,678)		(7,852)		(30,674)		21,610	38,145
Selected Financial Ratios:
Return on average assets	50.7%		46.3%		42.7%		37.2%	37.8%
Return on average equity	N/A	%	N/A	%	N/A	%	67.2%	65.0%

ITEM 7:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of December 30, 2017, we had 1,211 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands and had a leasing portfolio of $41.3 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees.  During 2017, our royalties increased $1.6 million or 3.7% compared to 2016.

Leasing income net of leasing expense in 2017 was $15.2 million compared to $15.0 million in 2016.  Fluctuations in period-to-period leasing income and leasing expense result primarily from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the purchases of equipment for lease customers and the medium- to long-term trend in the size of the leasing portfolio.  During 2017, we purchased $25.4 million in equipment for lease customers compared to $26.2 million in 2016 and $22.2 million in 2015.  Our leasing portfolio (net investment in leases — current and long-term) was $41.3 million at December 30, 2017 compared to $41.4 million at December 31, 2016 and $39.0 million at December 26, 2015.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During 2017, selling, general and administrative expense increased $1.4 million, or 5.9%, compared to the same period last year.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the fiscal year ended December 30, 2017:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/31/2016	OPENED	CLOSED	12/30/2017	RENEWAL	RENEWALS	% RENEWED
Plato’s Closet
Franchises - US and Canada	468	14	(6)	476	26	26	100%
Once Upon A Child
Franchises - US and Canada	348	18	(6)	360	24	24	100%
Play It Again Sports
Franchises - US and Canada	283	6	(8)	281	18	17	94%
Style Encore
Franchises - US and Canada	52	11	(2)	61	—	—	N/A
Music Go Round
Franchises - US	35	—	(2)	33	4	4	100%
Total Franchised Stores	1,186	49	(24)	1,211	72	71	99%

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  In 2017, we renewed 99% of franchise agreements up for renewal.  This percentage of renewal has ranged between 97% and 100% during the last three years.

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

Results of Operations

The following table sets forth selected information from our Consolidated Statements of Operations expressed as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Fiscal Year Ended			Fiscal 2017	Fiscal 2016
	December 30,	December 31,	December 26,	over (under)	over (under)
	2017	2016	2015	2016	2015
Revenue:
Royalties	65.4%	66.1%	60.3%	3.7%	5.0%
Leasing income	26.5	26.0	31.0	6.9	(19.9)
Merchandise sales	3.7	3.3	4.1	16.0	(21.3)
Franchise fees	2.2	2.4	2.6	(5.9)	(9.1)
Other	2.2	2.2	2.0	4.8	6.6
Total revenue	100.0	100.0	100.0	4.8	(4.1)

Cost of merchandise sold	(3.5)	(3.2)	(3.8)	15.8	(20.8)
Leasing expense	(4.7)	(3.5)	(8.3)	40.7	(59.7)
Provision for credit losses	—	—	0.2	(51.4)	112.4
Selling, general and administrative expenses	(36.2)	(35.8)	(34.7)	5.9	(1.1)
Income from operations	55.6	57.5	53.4	1.3	3.3
Interest expense	(3.4)	(3.5)	(2.6)	1.0	30.0
Interest and other income (expense)	—	—	(0.1)	205.7	(80.8)
Income before income taxes	52.2	54.0	50.7	1.3	2.0
Provision for income taxes	(17.0)	(20.6)	(19.3)	(13.6)	2.3
Net income	35.2%	33.4%	31.4%	10.6%	1.9%

Revenue

Revenues for the year ended December 30, 2017 totaled $69.7 million compared to $66.6 million and $69.4 million for the comparable periods in 2016 and 2015, respectively.

Royalties and Franchise Fees

Royalties increased to $45.6 million for 2017 from $44.0 million for the same period in 2016, a 3.7% increase.  The increase was due to higher Plato’s Closet, Style Encore and Once Upon A Child royalties of $0.8 million, $0.5 million and $0.4 million, respectively.  The increase in royalties for these brands is primarily from having 29 additional franchise stores across these brands in 2017 compared to 2016 and from higher franchisee retail sales.  In 2016, royalties increased $2.1 million compared to 2015.  This increase was primarily due to having 36 additional franchise stores in 2016 compared to 2015. Fiscal years 2017 and 2015 were 52-week years, while fiscal 2016 was a 53-week year, which also impacted the comparability of royalty revenue.

Franchise fees were $1.5 million for 2017 compared to $1.6 million for 2016 and $1.8 million for 2015. The decreases in franchise fees primarily resulted from opening fewer franchises. Franchise fees include initial franchise fees from the sale of new franchises and transfer fees related to the transfer of existing franchises.  Franchise fee revenue is recognized when the franchise opens or when the franchise agreement is assigned to a buyer of a franchise.  An overview of retail brand franchise fees is presented in the Franchising subsection of the Business section (Item 1).

Leasing Income

Leasing income increased to $18.5 million in 2017 compared to $17.3 million for the same period in 2016.  The increase is primarily due to a higher level of equipment sales to customers.  Leasing income in 2016 decreased $4.3 million compared to 2015 primarily due to a lower level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales increased to $2.6 million in 2017 from $2.2 million in 2016.  The increase is primarily due to an increase in technology purchases by our franchisees.  Direct Franchisee Sales in 2016 decreased $0.6 million compared to 2015 as a result of decreased technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold increased to $2.4 million in 2017 from $2.1 million in 2016.  The increase was due to an increase in Direct Franchisee Sales in 2017 discussed above.  Cost of merchandise sold in 2016 decreased $0.6 million compared to 2015 due to a decrease in Direct Franchisee Sales in 2016 discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for 2017, 2016 and 2015 was 94.6%, 94.8% and 94.2%, respectively.

Leasing Expense

Leasing expense increased to $3.3 million in 2017 compared to $2.3 million in 2016.  The increase is primarily due to an increase in the associated costs of equipment sales to customers discussed above.  Leasing expense in 2016 decreased $3.5 million compared to 2015 due to a decrease in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was $9,000 in 2017 compared to $18,500 in 2016 and $(149,700) in 2015.  The provision level for 2015 was impacted by net recoveries in the leasing portfolio.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 5.9% to $25.3 million in 2017 from $23.8 million in 2016.  The increase was primarily due to increases in compensation and benefit expenses, advertising production and outside services, inclusive of amounts related to our launch of Winmark Franchise Partners.  The $0.3 million, or 1.1%, decrease in selling, general and administrative expenses in 2016 compared to 2015 was primarily due to decreases in compensation and benefit expenses.

Interest Expense

Interest expense increased to $2.4 million in 2017 compared to $2.3 million in 2016.  The increase is primarily due to higher average interest rates on corporate borrowings during 2017 when compared to 2016.  Interest expense in 2016 increased $0.5 million compared to 2015 due to higher average corporate borrowings during 2016 when compared to 2015.

Interest and Other Income (Expense)

During 2017, we had interest and other income of $12,900 compared to $(12,200) and $(63,700) of interest and other expense in 2016 and 2015, respectively.  Income and other expense in 2015 included losses on sales of marketable securities.

Income Taxes

The provision for income taxes was calculated at an effective rate of 32.6%, 38.2% and 38.1% for 2017, 2016 and 2015, respectively.  The lower effective rate in 2017 compared to 2016 is primarily due to the impact of the change in the federal rate from 35% to 21% on our deferred tax assets and liabilities (See Note 10 – “Income Taxes”) and from a tax benefit on the exercise of non-qualified stock options as a result of our adoption of a new accounting standard (ASU 2016-09) in 2017. (See Note 2 – “Recently Adopted Accounting Pronouncements”). The higher effective rate for 2016 compared to 2015 is primarily due to an increase in state taxes.

In future periods, we expect the above referenced reduction in federal tax rate to provide us with the benefit of a lower effective tax rate than we experienced in 2017, 2016 and 2015.

Segment Comparison of Fiscal Years 2017, 2016 and 2015

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

	Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Revenue:
Franchising	$51,275,700	$49,296,700	$47,882,100
Leasing	18,470,200	17,283,600	21,565,700
Total revenue	$69,745,900	$66,580,300	$69,447,800

Reconciliation to income from operations:
Franchising segment contribution	$29,493,500	$28,650,400	$26,891,000
Leasing segment contribution	9,291,100	9,650,600	10,199,700
Total income from operations	$38,784,600	$38,301,000	$37,090,700

Franchising Segment Operating Income

The franchising segment’s 2017 operating income increased by $0.8 million, or 2.9%, to $29.5 million from $28.7 million for 2016.  The increase in segment contribution was primarily due to increased royalty revenues; partially offset by an increase in selling, general and administrative expenses.  The $1.8 million increase in the franchising segment’s 2016 operating income from 2015 was primarily due to increased royalty revenues.

Leasing Segment Operating Income

The leasing segment’s operating income for 2017 decreased by $0.4 million, or 3.7%, to $9.3 million from $9.7 million for 2016.  The decrease in segment contribution was due to an increase in selling, general and administrative expenses.  The $0.5 million decrease in the leasing segment’s 2016 operating income from 2015 was due to a decrease in leasing income net of leasing expense.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the Consolidated Statements of Operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.

We ended 2017 with $1.1 million in cash and cash equivalents compared to $1.3 million in cash and cash equivalents at the end of 2016.

Operating activities provided $25.2 million of cash during 2017 compared to $26.3 million provided during 2016 and $22.3 million provided during 2015.  The decrease in cash provided by operating activities in 2017 compared to 2016 was primarily due to an increase in cash paid for income taxes.  A contributing factor to the increase in cash provided by operating activities in 2016 compared to 2015 was a decrease in cash paid for income taxes.

Investing activities provided $0.1 million of cash during 2017 compared to $3.2 million used during 2016 and $4.5 million provided during 2015.  Our most significant investing activities consist of the purchase of equipment for lease contracts and principal collections on lease receivables, as our franchising business is not capital intensive.  Purchase of equipment for lease customers in 2017 was $25.4 million compared to $26.2 million in 2016 and $22.2 million in 2015.

During 2017, principal collections on lease receivables were $25.3 million compared to $23.0 million during 2016 and $26.6 million during 2015.

Financing activities used $25.4 million of cash during 2017 compared to $22.8 million used during 2016 and $27.9 million used during 2015.  Our most significant financing activities over the past three years have consisted of net borrowings/payments on our debt facilities, the payment of dividends, repurchase of common stock, and net proceeds received from the exercise of stock options.  During 2015, we paid $1.2 million in cash dividends and used $74.9 million to purchase 881,518 shares of our common stock including $74.3 million to repurchase 875,000 shares of our common stock in a tender offer (the “2015 Tender Offer”).  Net borrowings on our line of credit and notes payable of $47.9 million during 2015 were associated with these activities. During 2016, we made net payments on our Line of Credit and notes payable of $21.0 million, paid $1.5 million in cash dividends, repurchased 17,194 shares of our common stock for $1.6 million and received net proceeds from the exercise of stock options of $1.3 million. During 2017, we paid $1.8 million in cash dividends and used $49.9 million to purchase 400,000 shares of our common stock in a tender offer (the “2017 Tender Offer”). Net borrowings on our line of credit and notes payable of $22.2 million during 2017 were associated with these activities.  (See Note 6 — “Shareholders’ Equity (Deficit)” and Note 7 — “Debt”).

We have debt obligations and future operating lease commitments for our corporate headquarters and satellite office space.  As of December 30, 2017, we had no other material outstanding commitments.  (See Note 11 — “Commitments and Contingencies”).  The following table summarizes our significant future contractual obligations at December 30, 2017:

	Payments due by period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Contractual Obligations
Line of Credit(1)(3)	$35,400,000	$—	$—	$35,400,000	$—
Notes payable(2)(3)	39,901,500	4,906,400	9,788,100	10,445,300	14,761,700
Operating Lease Obligations	1,169,900	718,800	451,100	—	—
Total Contractual Obligations	$76,471,400	$5,625,200	$10,239,200	$45,845,300	$14,761,700

(1)

In addition to the principal payments noted in the table, the Company will incur interest expense on such variable rate debt.  Interest rates on amounts outstanding under the Line of Credit at December 30, 2017, ranged from 3.42% to 4.50%.

(2)	Includes interest payable quarterly at rates ranging from 5.10% to 5.50% assuming principal payments in accordance with amortizing schedules.

(3)	Refer to Part II, Item 8 in this report under Note 7 — “Debt” for additional information regarding long-term debt.

As of December 30, 2017, we had no off-balance sheet arrangements.

We have a revolving credit with CIBC Bank USA (as successor by merger to The PrivateBank and Trust Company) and BMO Harris Bank N.A. (the “Line of Credit”).

In July 2017, the Line of Credit was amended to, among other things:

•	Provide the consent of the lenders for the 2017 Tender Offer;
•	Extend the termination date from May 14, 2019 to July 19, 2021;
•	Amend the tangible net worth covenant calculation to remove the effect of the 2017 Tender Offer;
•	Reduce the applicable margin on interest rate options in connection with LIBOR loans under the Line of Credit;
•	Permit us to sell up to $15.0 million in term notes to one or more affiliates or managed accounts of Prudential to partially fund the 2017 Tender Offer.

During 2017, the Line of Credit was used to finance in part the 2017 Tender Offer and has been and will continue to be used for general corporate purposes.  In July 2019 and each subsequent July thereafter through the term of the facility, the aggregate commitments under the Line of Credit automatically reduce by $5.0 million.  The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of December 30, 2017, our borrowing availability under our Line of Credit was $50.0 million (the lesser of the borrowing base or the aggregate Line of Credit). There were $35.4 million in borrowings outstanding under the line of credit bearing interest ranging from 3.42% to 4.50%, leaving $14.6 million available for additional borrowings.

The Line of Credit allows us to choose between two interest rate options in connection with our borrowings. The interest rate options are the Base Rate (as defined) and the LIBOR Rate (as defined) plus an applicable margin of 0% and 2.0% respectively. Interest periods for LIBOR borrowings can be one, two, three, six or twelve months, as selected by us. The Line of Credit also provides for non-utilization fees of 0.25% per annum on the daily average of the unused commitment.

We have a Note Agreement (the “Note Agreement”) with Prudential Investment Management, Inc., its affiliates and managed accounts (“Prudential”) that was entered into in May 2015.

In July 2017, the Note Agreement was amended to, among other things:

•	Provide the consent of Prudential for the 2017 Tender Offer;
•	Amend the tangible net worth covenant calculation to remove the effect of the 2017 Tender Offer;
•	Provide for a new $12.5 million term loan to partially fund the 2017 Tender Offer.

In August 2017, we issued $12.5 million of Series B notes to finance in part the 2017 Tender Offer.  As of December 30, 2017, with the $20.0 million in principal outstanding from the $25.0 million of Series A notes issued in May 2015, the aggregate principal outstanding under the Note Agreement was $32.2 million.

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

As of December 30, 2017, we were in compliance with all of the financial covenants under the Line of Credit and Note Agreement.

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

We believe that the combination of our cash on hand, the cash generated from our franchising business, cash generated from discounting sources and our Line of Credit will be adequate to fund our planned operations through 2018.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During 2017, the Company collected $52,200 less than it estimated at December 31, 2016.  As of December 30, 2017, the Company’s royalty receivable was $1,574,500.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet.  As of December 30, 2017, deferred franchise fees were $1,267,100.

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

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies — Recent Accounting Pronouncements”.

Outlook

Forward Looking Statements

The statements contained Item 1 “Business”, Item 1A “Risk Factors”, in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Item 8 “Financial Statements and Supplemental Data” that are not strictly historical fact, including without limitation, the Company’s statements relating to growth opportunities, its ability to open new franchises, its ability to manage costs in the future, the number of franchises it believes will open, growth and performance of its lease portfolio, prospects for and anticipated revenue streams for Winmark Franchise Partners, its future cash requirements, its future effective tax rate, allowance for credit losses and its belief that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, as well as its disclosures regarding market rate risk, are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions including, but not limited to, the risk factors discussed in Section 1A of this report.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  The Company undertakes no obligation to revise or update publicly any forward-looking statement for any reason.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incurs financial markets risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At December 30, 2017, the Company had available a $50.0 million line of credit with CIBC Bank USA and BMO Harris Bank N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (twelve months or less).  The Company had $35.4 million of debt outstanding at December 30, 2017 under this line of credit, all of which was in the form of short-term borrowings subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates.  With the Company’s borrowings at December 30, 2017, a one percent increase in short-term rates would reduce annual pretax earnings by $354,000.  The Company had no interest rate derivatives in place at December 30, 2017.

None of the Company’s cash and cash equivalents at December 30, 2017 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the year ended December 30, 2017, as less than 6% of the Company’s total revenues and 1% of expenses were denominated in a foreign currency.  Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $365,000.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Winmark Corporation and Subsidiaries

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$1,073,200	$1,252,900
Marketable securities	—	199,900
Receivables, less allowance for doubtful accounts of $400 and $2,100	1,796,000	1,479,200
Restricted cash	90,000	40,000
Net investment in leases - current	15,332,300	17,004,800
Income tax receivable	2,161,800	1,678,800
Inventories	97,100	87,500
Prepaid expenses	814,800	1,050,700
Total current assets	21,365,200	22,793,800
Net investment in leases — long-term	25,945,300	24,410,700
Property and equipment:
Furniture and equipment	2,895,200	2,866,600
Building and building improvements	1,447,200	1,447,200
Less - accumulated depreciation and amortization	(3,855,600)	(3,544,200)
Property and equipment, net	486,800	769,600
Goodwill	607,500	607,500
	$48,404,800	$48,581,600
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $13,900 and $10,000	$3,236,100	$1,990,000
Accounts payable	2,073,000	1,692,000
Accrued liabilities	1,837,300	1,811,100
Discounted lease rentals	570,800	—
Deferred revenue	1,736,200	1,864,700
Total current liabilities	9,453,400	7,357,800
Long-term Liabilities:
Line of credit	35,400,000	23,400,000
Notes payable, net of unamortized debt issuance costs of $96,500 and $73,500	28,841,000	19,926,500
Discounted lease rentals	1,121,600	—
Deferred revenue	1,465,500	1,423,800
Other liabilities	845,000	993,600
Deferred income taxes	1,956,500	3,331,900
Total long-term liabilities	69,629,600	49,075,800
Commitments and Contingencies	—	—
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,843,078 and 4,165,769 shares issued and outstanding	1,476,200	2,976,100
Accumulated other comprehensive loss	—	(9,900)
Retained earnings (accumulated deficit)	(32,154,400)	(10,818,200)
Total shareholders' equity (deficit)	(30,678,200)	(7,852,000)
	$48,404,800	$48,581,600

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
REVENUE:
Royalties	$45,643,500	$43,994,900	$41,908,000
Leasing income	18,470,200	17,283,600	21,565,700
Merchandise sales	2,572,200	2,216,900	2,816,900
Franchise fees	1,529,700	1,624,800	1,788,100
Other	1,530,300	1,460,100	1,369,100
Total revenue	69,745,900	66,580,300	69,447,800
COST OF MERCHANDISE SOLD	2,432,600	2,101,400	2,653,100
LEASING EXPENSE	3,269,100	2,323,800	5,759,300
PROVISION FOR CREDIT LOSSES	9,000	18,500	(149,700)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	25,250,600	23,835,600	24,094,400
Income from operations	38,784,600	38,301,000	37,090,700
INTEREST EXPENSE	(2,366,400)	(2,342,800)	(1,802,200)
INTEREST AND OTHER INCOME (EXPENSE)	12,900	(12,200)	(63,700)
Income before income taxes	36,431,100	35,946,000	35,224,800
PROVISION FOR INCOME TAXES	(11,866,000)	(13,728,400)	(13,425,100)
NET INCOME	$24,565,100	$22,217,600	$21,799,700
EARNINGS PER SHARE - BASIC	$6.06	$5.39	$4.89
EARNINGS PER SHARE - DILUTED	$5.66	$5.13	$4.69
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	4,056,049	4,122,854	4,458,927
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	4,339,944	4,330,490	4,651,527

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015

NET INCOME	$24,565,100	$22,217,600	$21,799,700
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Unrealized net gains (losses) on marketable securities:
Unrealized holding net gains (losses) arising during period	15,900	36,900	9,300
Reclassification adjustment for net gains included in net income	—	—	(2,300)
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	15,900	36,900	7,000
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME:
Unrealized net gains/losses on marketable securities:
Unrealized holding net gains/losses arising during period	(6,000)	(13,900)	(3,700)
Reclassification adjustment for net gains included in net income	—	—	900
INCOME TAX (EXPENSE) BENEFIT RELATED TO ITEMS OF OTHER COMPREHENSIVE INCOME	(6,000)	(13,900)	(2,800)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	9,900	23,000	4,200
COMPREHENSIVE INCOME	$24,575,000	$22,240,600	$21,803,900

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

Fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
BALANCE, December 27, 2014	4,998,512	$422,400	$21,224,200	$(37,100)	$21,609,500
Repurchase of common stock	(881,518)	(2,010,600)	(72,843,100)	—	(74,853,700)
Stock options exercised and related tax benefits	7,773	299,900	—	—	299,900
Compensation expense relating to stock options	—	1,694,800	—	—	1,694,800
Cash dividends	—	—	(1,228,200)	—	(1,228,200)
Comprehensive income	—	—	21,799,700	4,200	21,803,900
BALANCE, December 26, 2015	4,124,767	406,500	(31,047,400)	(32,900)	(30,673,800)
Repurchase of common stock	(17,194)	(1,112,300)	(461,600)	—	(1,573,900)
Stock options exercised and related tax benefits	58,196	1,905,300	—	—	1,905,300
Compensation expense relating to stock options	—	1,776,600	—	—	1,776,600
Cash dividends	—	—	(1,526,800)	—	(1,526,800)
Comprehensive income	—	—	22,217,600	23,000	22,240,600
BALANCE, December 31, 2016	4,165,769	2,976,100	(10,818,200)	(9,900)	(7,852,000)
Repurchase of common stock	(400,000)	(5,766,200)	(44,136,300)	—	(49,902,500)
Stock options exercised	77,309	2,309,700	—	—	2,309,700
Compensation expense relating to stock options	—	1,956,600	—	—	1,956,600
Cash dividends	—	—	(1,765,000)	—	(1,765,000)
Comprehensive income	—	—	24,565,100	9,900	24,575,000
BALANCE, December 30, 2017	3,843,078	$1,476,200	$(32,154,400)	$—	$(30,678,200)

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
OPERATING ACTIVITIES:
Net income	$24,565,100	$22,217,600	$21,799,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	355,400	420,500	432,600
Provision for credit losses	9,000	18,500	(149,700)
Compensation expense related to stock options	1,956,600	1,776,600	1,694,800
Deferred income taxes	(1,375,400)	(282,900)	(2,142,100)
(Gain) loss on sale of marketable securities	(1,400)	12,600	22,800
Loss from disposal of property and equipment	—	—	100
Deferred initial direct costs	(416,300)	(535,800)	(416,600)
Amortization of deferred initial direct costs	447,700	471,100	587,300
Tax benefits on exercised stock options	882,300	599,400	26,300
Change in operating assets and liabilities:
Receivables	(316,800)	(62,300)	(88,700)
Restricted cash	(50,000)	(15,000)	(25,000)
Income tax receivable/payable	(1,371,300)	1,597,700	870,700
Inventories	(9,600)	(42,300)	48,300
Prepaid expenses	235,900	(372,900)	(210,400)
Other assets	—	—	70,000
Accounts payable	381,000	48,700	(312,200)
Accrued and other liabilities	(174,400)	(253,400)	(147,100)
Rents received in advance and security deposits	126,700	759,900	370,600
Deferred revenue	(86,800)	(96,300)	(105,600)
Net cash provided by operating activities	25,157,700	26,261,700	22,325,800
INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	217,200	52,200	299,000
Purchase of marketable securities	—	—	(75,800)
Purchase of property and equipment	(72,600)	(68,600)	(133,900)
Purchase of equipment for lease contracts	(25,403,200)	(26,211,100)	(22,192,800)
Principal collections on lease receivables	25,343,800	23,006,800	26,603,000
Net cash provided by (used for) investing activities	85,200	(3,220,700)	4,499,500
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	51,900,000	18,800,000	62,300,000
Payments on line of credit	(39,900,000)	(37,800,000)	(38,400,000)
Proceeds from borrowings on notes payable	12,500,000	—	25,000,000
Payments on notes payable	(2,312,500)	(2,000,000)	(1,000,000)
Repurchases of common stock	(49,902,500)	(1,573,900)	(74,853,700)
Proceeds from exercises of stock options	2,309,700	1,305,900	273,600
Dividends paid	(1,765,000)	(1,526,800)	(1,228,200)
Proceeds from discounted lease rentals	1,747,700	—	—
Net cash used for financing activities	(25,422,600)	(22,794,800)	(27,908,300)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(179,700)	246,200	(1,083,000)
Cash and cash equivalents, beginning of period	1,252,900	1,006,700	2,089,700
Cash and cash equivalents, end of period	$1,073,200	$1,252,900	$1,006,700
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,176,100	$2,296,000	$1,492,500
Cash paid for income taxes	$13,585,200	$11,801,400	$14,647,400

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2017, December 31, 2016 and December 26, 2015

1.     Organization and Business:

Winmark Corporation and subsidiaries (the Company) offers licenses to operate franchises using the service marks Plato’s Closet®, Play It Again Sports®, Once Upon A Child®, Style Encore® and Music Go Round®.  In addition, the Company sells point-of-sale system hardware to its franchisees and certain merchandise to its Play It Again Sports franchisees.  The Company uses its Winmark Franchise Partners™ mark in connection with its strategic consulting and corporate development activities. The Company also operates both middle market and small-ticket equipment leasing businesses under the Winmark Capital® and Wirth Business Credit® marks. The Company has a 52/53-week fiscal year that ends on the last Saturday in December. Fiscal years 2017 and 2015 were 52-week fiscal years, while 2016 was a 53-week fiscal year.

Following is a summary of our franchising activity for the fiscal year ended December 30, 2017:

	12/31/2016	OPENED	CLOSED	12/30/2017
Plato’s Closet
Franchises - US and Canada	468	14	(6)	476
Once Upon A Child
Franchises - US and Canada	348	18	(6)	360
Play It Again Sports
Franchises - US and Canada	283	6	(8)	281
Style Encore
Franchises - US and Canada	52	11	(2)	61
Music Go Round
Franchises - US	35	—	(2)	33
Total Franchised Stores	1,186	49	(24)	1,211

2.     Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Winmark Capital Corporation, Wirth Business Credit, Inc. and Grow Biz Games, Inc. All material inter-company transactions have been eliminated in consolidation.

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.  Cash equivalents are stated at cost, which approximates fair value.  As of December 30, 2017 and December 31, 2016, the Company had $8,700 and $149,700 of cash located in Canadian banks.  The Company holds its cash and cash equivalents with financial institutions and at times, such balances may be in excess of insurance limits.

Receivables

The Company provides an allowance for doubtful accounts on trade receivables.  The allowance for doubtful accounts was $400 and $2,100 at December 30, 2017 and December 31, 2016, respectively.  If receivables in excess of the provided allowance are determined uncollectible, they are charged to expense in the year the determination is made.  Trade receivables are written off when they become uncollectible (which generally occurs when the franchise terminates and there is no reasonable expectation of collection), and payments subsequently received on such receivable are credited to the allowance for doubtful accounts.  Historically, receivables balances written off have not exceeded allowances provided.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2017, December 31, 2016 and December 26, 2015

Restricted Cash

The Company is required by certain states to maintain initial franchise fees in a restricted bank account until the franchise opens.  The use of these funds by the Company is restricted until the franchise opens.  Cash held in escrow totaled $90,000 and $40,000 at December 30, 2017 and December 31, 2016, respectively.

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

December 30, 2017, December 31, 2016 and December 26, 2015

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

Goodwill

The Company reviews its goodwill for impairment at its fiscal year end or whenever events or changes in circumstances indicate that there has been impairment in the value of its goodwill.  No impairment was noted during the years ended December 30, 2017 and December 31, 2016.  Goodwill of $607,500 in the consolidated balance sheets at December 30, 2017 and December 31, 2016 is all attributable to the Franchising segment.

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

Advertising

Advertising costs are charged to operating expenses as incurred.  Advertising costs were $307,700,  $200,300 and $199,300 for fiscal years 2017, 2016 and 2015, respectively.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2017, December 31, 2016 and December 26, 2015

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

Revenue Recognition - Franchising

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue when the franchise is opened, which is when the Company has performed substantially all initial services required by the franchise agreement.  The Company had deferred franchise fee revenue of $1,267,100 and $1,545,900 at December 30, 2017 and December 31, 2016, respectively.  The Company recognizes deferred software license fees over the 10-year life of the initial franchise agreement.  The Company had deferred software license fees of $1,779,600 and $1,672,500 at December 30, 2017 and December 31, 2016, respectively.  Merchandise sales are recognized when the product has been shipped to the franchisee.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2017, December 31, 2016 and December 26, 2015

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Denominator for basic EPS — weighted average common shares	4,056,049	4,122,854	4,458,927
Dilutive shares associated with option plans	283,895	207,636	192,600
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	4,339,944	4,330,490	4,651,527
Options excluded from EPS calculation — anti-dilutive	24,516	31,590	22,459

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

The adoption of this guidance is not expected to impact the Company’s recognition of leasing revenues or revenue from royalties that are based on a percentage of franchisee sales. Upon adoption, initial franchise fees, which are currently recognized upon the opening of a franchise, are expected to be deferred and recognized over the term of the underlying franchise agreement. The effect of the required deferral of initial franchise fees received in a given year will be mitigated by the recognition of revenue from fees retrospectively deferred from prior years. The Company presently expects to use the retrospective method of adoption when the new guidance is adopted in the first quarter of 2018. Upon adoption, the Company expects to recognize the deferral on its balance sheet of approximately $7 million in revenue from franchise fees, with a corresponding adjustment to retained earnings, net of deferred taxes.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2017, December 31, 2016 and December 26, 2015

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for stock based compensation, including excess tax benefits and deficiencies, forfeiture estimates and classification in the statements of cash flows.  Upon adoption, any future excess tax benefits or deficiencies are recorded to the provision for income taxes in the consolidated statements of operations instead of recorded to equity in the consolidated balance sheets.  This reclassification can have a material impact on the Company’s provision for income taxes and effective tax rate, depending in part on whether significant stock option exercises occur.  In addition, when applying the treasury stock method for computing diluted weighted average common shares, the assumed proceeds available for hypothetical repurchase of shares do not include any windfall tax benefits under the new ASU.  As a result, outstanding option awards have a more dilutive effect on earnings per share.  The Company adopted ASU 2016-09 in the first quarter of 2017, using a prospective approach.  As a result of adopting the ASU, for the year ended December 30, 2017, the Company recognized $793,400 of excess tax benefits as a discrete tax benefit.  The treatment of forfeitures has not changed as the Company will continue to estimate the number of forfeitures at the time of the option grant; therefore, there is no cumulative effect on retained earnings.  The Company has elected to present the cash flows on a retrospective transition method with prior periods adjusted, which resulted in a reclassification of excess tax benefits for the years ended December 31, 2016 and December 26, 2015 of $599,400 and $26,300, respectively, from cash flows from financing activities to cash flows from operating activities.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. Such reclassifications did not impact net income or shareholders’ equity (deficit) as previously reported.

3.     Investments:

Marketable Securities

The following is a summary of marketable securities classified as available-for-sale securities:

	December 30, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value
Equity securities	$—	$—	$215,800	$199,900

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2017, December 31, 2016 and December 26, 2015

The Company’s unrealized gains and losses for marketable securities classified as available-for-sale securities in accumulated other comprehensive income (loss) are as follows:

	Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Unrealized gains	$—	$—	$—
Unrealized losses	—	(15,900)	(52,800)
Net unrealized losses	$—	$(15,900)	$(52,800)

The Company’s realized gains and losses recognized on sales of available-for-sale marketable securities are as follows:

	Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Realized gains	$10,300	$—	$13,400
Realized losses	(8,900)	(12,600)	(36,200)
Net realized gains (losses)	$1,400	$(12,600)	$(22,800)

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

4.     Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	December 30, 2017	December 31, 2016
Direct financing and sales-type leases:
Minimum lease payments receivable	$36,119,700	$37,839,800
Estimated residual value of equipment	4,762,700	4,754,200
Unearned lease income net of initial direct costs deferred	(5,371,900)	(5,844,500)
Security deposits	(4,526,000)	(4,424,400)
Equipment installed on leases not yet commenced	10,989,700	9,961,600
Total investment in direct financing and sales-type leases	41,974,200	42,286,700
Allowance for credit losses	(711,200)	(896,000)
Net investment in direct financing and sales-type leases	41,263,000	41,390,700
Operating leases:
Operating lease assets	1,045,400	800,700
Less accumulated depreciation and amortization	(1,030,800)	(775,900)
Net investment in operating leases	14,600	24,800
Total net investment in leasing operations	$41,277,600	$41,415,500

As of December 30, 2017, the $41.3 million total net investment in leases consists of $15.3 million classified as current and $26.0 million classified as long-term. As of December 31, 2016, the $41.4 million total net investment in leases consists of $17.0 million classified as current and $24.4 million classified as long-term.

As of December 30, 2017, leased assets with one customer approximated 26% of the Company’s total assets. As of December 31, 2016, leased assets with two customers approximated 19% and 17%, respectively, of the Company’s total assets.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2017, December 31, 2016 and December 26, 2015

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows as of December 30, 2017:

	Direct Financing and Sales-Type Leases
	Minimum Lease	Income
Fiscal Year	Payments Receivable	Amortization
2018	$20,679,500	$3,946,100
2019	12,413,200	1,296,900
2020	2,982,900	124,700
2021	18,000	2,300
2022	13,700	1,300
Thereafter	12,400	600
	$36,119,700	$5,371,900

The activity in the allowance for credit losses for leasing operations during 2017, 2016 and 2015, respectively, is as follows:

	December 30, 2017	December 31, 2016	December 26, 2015
Balance at beginning of period	$896,000	$859,100	$386,000
Provisions charged to expense	9,000	18,500	(149,700)
Recoveries	8,600	47,700	632,200
Deductions for amounts written-off	(202,400)	(29,300)	(9,400)
Balance at end of period	$711,200	$896,000	$859,100

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	December 30, 2017		December 31, 2016
	Investment	Allowance for	Investment	Allowance for
	In Leases	Credit Losses	In Leases	Credit Losses
Collectively evaluated for loss potential	$41,974,200	$711,200	$42,286,700	$896,000
Individually evaluated for loss potential	—	—	—	—
Total	$41,974,200	$711,200	$42,286,700	$896,000

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

	December 30, 2017
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$40,657,500	$133,700	$—	$—	$40,791,200
Small-Ticket	1,183,000	—	—	—	1,183,000
Total Investment in Leases	$41,840,500	$133,700	$—	$—	$41,974,200

	December 31, 2016
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$41,299,600	$—	$—	$—	$41,299,600
Small-Ticket	987,100	—	—	—	987,100
Total Investment in Leases	$42,286,700	$—	$—	$—	$42,286,700

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2017, December 31, 2016 and December 26, 2015

5.     Receivables:

The Company’s current receivables consisted of the following:

	December 30, 2017	December 31, 2016
Trade	$9,800	$12,200
Royalty	1,574,500	1,302,700
Other	211,700	164,300
	$1,796,000	$1,479,200

The activity in the allowance for doubtful accounts for trade receivables is as follows:

	December 30, 2017	December 31, 2016	December 26, 2015
Balance at beginning of year	$2,100	$200	$1,600
Provisions charged to expense	(1,600)	2,800	1,500
Deductions for amounts written-off	(100)	(900)	(2,900)
Balance at end of year	$400	$2,100	$200

As part of its normal operating procedures, the Company requires Standby Letters of Credit as collateral for a portion of its trade receivables.

6.     Shareholders’ Equity (Deficit):

Dividends

In 2017, the Company declared and paid quarterly cash dividends totaling $0.43 per share ($1.8 million).

In 2016, the Company declared and paid quarterly cash dividends totaling $0.37 per share ($1.5 million).

In 2015, the Company declared and paid quarterly cash dividends totaling $0.27 per share ($1.2 million).

Repurchase of Common Stock

In July 2017, the Company’s Board of Directors authorized the repurchase of up to 400,000 shares of our common stock for a price of $124.48 per share through a tender offer (the “2017 Tender Offer”). The 2017 Tender Offer began on the date of the announcement, July 19, 2017 and expired on August 16, 2017. Upon expiration, the Company accepted for payment 400,000 shares for a total purchase price of approximately $49.9 million, including fees and expenses related to the 2017 Tender Offer. The 2017 Tender Offer was financed by net borrowings under the Line of Credit and Notes Payable. (See Note 7 – “Debt”).

In 2016 the Company purchased 17,194 shares of our common stock for an aggregate purchase price of $1.6 million or $91.54 per share.

In April 2015, the Company’s Board of Directors authorized the repurchase of up to 875,000 shares of our common stock for a price of $84.72 per share through a tender offer (the “2015 Tender Offer”).  The 2015 Tender Offer began on the date of the announcement, April 15, 2015 and expired on May 13, 2015.  Upon expiration, the Company accepted for payment 875,000 shares for a total purchase price of approximately $74.3 million, including fees and expenses related to the 2015 Tender Offer.  The 2015 Tender Offer was financed by a combination of cash on hand as well as net borrowings under the Line of Credit and Notes Payable.  (See Note 7 – “Debt”).

In addition to the 2015 Tender Offer, during 2015, the Company repurchased 6,518 shares for an aggregate purchase price of $0.6 million or $90.85 per share.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2017, December 31, 2016 and December 26, 2015

Under a previous Board of Directors’ authorization, as of December 30, 2017 the Company has the ability to repurchase an additional 142,988 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

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

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of December 30, 2017 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 27, 2014	597,700	$48.50	6.93	$20,973,700
Granted	79,400	91.46
Exercised	(8,360)	38.46
Outstanding, December 26, 2015	668,740	53.73	6.41	25,582,300
Granted	69,600	112.07
Exercised	(61,169)	26.21
Forfeited	(3,501)	80.31
Outstanding, December 31, 2016	673,670	62.11	6.11	43,139,100
Granted	69,500	128.00
Exercised	(80,236)	33.41
Forfeited	(4,750)	95.28
Outstanding, December 30, 2017	658,184	$72.33	5.87	$37,723,800
Exercisable, December 30, 2017	476,780	$58.41	4.84	$33,845,900

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2017, December 31, 2016 and December 26, 2015

The fair value of options granted under the Option Plans during 2017, 2016 and 2015 were estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Risk free interest rate	2.05%	1.80%	1.71%
Expected life (years)	6	6	6
Expected volatility	25.64%	27.13%	30.15%
Dividend yield	1.10%	1.23%	1.36%
Option fair value	$32.07	$28.54	$24.88

The total intrinsic value of options exercised during 2017, 2016 and 2015 was $7.7 million, $4.8 million and $0.4 million, respectively.  The total fair value of shares vested during 2017, 2016 and 2015 was $7.3 million, $6.9 million and $6.2 million, respectively.

During 2017, 2016 and 2015, option holders surrendered 2,927 shares, 2,973 shares and 587 shares, respectively, of previously owned common stock as payment for option shares exercised as provided for by the Option Plans.  All unexercised options at December 30, 2017 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $1,956,600, $1,776,600 and $1,694,800 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in 2017, 2016 and 2015, respectively.  As of December 30, 2017, the Company had $4.3 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.6 years.

7.     Debt:

Line of Credit

As of December 30, 2017 there was $35.4 million in borrowings outstanding under the Company’s revolving credit facility with CIBC Bank USA (as successor by merger to The PrivateBank and Trust Company) and BMO Harris Bank N.A. (the “Line of Credit”) bearing interest ranging from 3.42% to 4.50%.

In April 2015, the Line of Credit was amended to, among other things:

•	Provide the consent of the lenders for the 2015 Tender Offer;
•	Increase the aggregate commitments to partially fund the 2015 Tender Offer;
•	Extend the termination date from February 28, 2018 to May 14, 2019;
•	Amend certain financial covenant calculations to remove the effect of the 2015 Tender Offer; and
•	Permit the Company to sell up to $30 million in term notes to Prudential Investment Management, Inc., its affiliates and managed accounts (“Prudential”) to partially fund the 2015 Tender Offer.

In July 2017, the Line of Credit was amended to, among other things:

•	Provide the consent of the lenders for the 2017 Tender Offer;
•	Extend the termination date from May 14, 2019 to July 19, 2021;
•	Amend the tangible net worth covenant calculation to remove the effect of the 2017 Tender Offer;
•	Reduce the applicable margin on interest rate options in connection with LIBOR loans under the Line of Credit; and
•	Permit the Company to sell up to $15.0 million in term notes to one or more affiliates or managed accounts of Prudential to partially fund the 2017 Tender Offer.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2017, December 31, 2016 and December 26, 2015

The Line of Credit has been and will continue to be used for general corporate purposes.  During 2017 and 2015, the Line of Credit was used to finance in part the 2017 and 2015 Tender Offers (as indicated above).  Borrowings under the Line of Credit are subject to certain borrowing base limitations, and the Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  In July 2019 and each subsequent July thereafter through the term of the facility, the aggregate commitments under the Line of Credit automatically reduce by $5.0 million.  As of December 30, 2017, the Company was in compliance with all of its financial covenants and the Company’s additional borrowing availability under the Line of Credit was $14.6 million.

The Line of Credit allows the Company to choose between two interest rate options in connection with its borrowings.  The interest rate options are the Base Rate (as defined) and the LIBOR Rate (as defined) plus an applicable margin of 0% and 2.0%, respectively.  Interest periods for LIBOR borrowings can be one,  two,  three,  six or twelve months, as selected by the Company.  The Line of Credit also provides for non-utilization fees of 0.25% per annum on the daily average of the unused commitment.

Notes Payable

In May 2015, the Company entered into a $25.0 million Note Agreement (the “Note Agreement”) with Prudential.  Proceeds from the Note Agreement of $25.0 million were used to finance in part the 2015 Tender Offer (as indicated above).

In July 2017, the Note Agreement was amended to, among other things:

•	Provide the consent of Prudential for the 2017 Tender Offer:
•	Amend the tangible net worth covenant calculation to remove the effect of the 2017 Tender Offer:
•	Provide for a new $12.5 million term loan to partially fund the 2017 Tender offer.

In August 2017, the Company issued $12.5 million of Series B notes to finance in part the 2017 Tender Offer. As of December 30, 2017, with the $20.0 million in principal outstanding from the $25.0 million of Series A notes issued in May 2015, the aggregate principal outstanding under the Note Agreement was $32.2 million.

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and tangible net worth and maximum levels of leverage (all as defined within the Note Agreement).  As of December 30, 2017, the Company was in compliance with all of its financial covenants.

In connection with the Note Agreement, the Company incurred debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2017, December 31, 2016 and December 26, 2015

8.     Accrued Liabilities:

Accrued liabilities at December 30, 2017 and December 31, 2016 are as follows:

	December 30, 2017	December 31, 2016
Accrued compensation and benefits	$970,200	$1,011,900
Deferred rent	241,400	234,000
Accrued interest	357,100	253,500
Other	268,600	311,700
	$1,837,300	$1,811,100

9.      Discounted Lease Rentals

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 6.00% at December 30, 2017 on a non-recourse basis. As of December 30, 2017, $0.6 million of the $1.7 million liability balance is current.

10.     Income Taxes:

A reconciliation of the expected federal income tax expense based on the federal statutory tax rate to the actual income tax expense is provided below:

	Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Federal income tax expense at statutory rate (35%)	$12,750,900	$12,581,100	$12,328,700
Change in valuation allowance	7,500	13,800	(4,400)
State and local income taxes, net of federal benefit	1,056,500	1,021,600	956,000
Permanent differences, including stock option expenses	(628,400)	84,300	158,100
Adjustment to uncertain tax positions	77,800	2,900	10,400
Rate change	(1,540,300)	—	—
Other, net	142,000	24,700	(23,700)
Actual income tax expense	$11,866,000	$13,728,400	$13,425,100

Components of the provision for income taxes are as follows:

	Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Current:
Federal	$11,143,400	$12,016,000	$13,486,500
State	1,732,100	1,598,700	1,654,800
Foreign	365,900	396,600	425,900
Current provision	13,241,400	14,011,300	15,567,200
Deferred:
Federal	(1,405,000)	(274,600)	(1,983,200)
State	29,600	(8,300)	(158,900)
Deferred provision	(1,375,400)	(282,900)	(2,142,100)
Total provision for income taxes	$11,866,000	$13,728,400	$13,425,100

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2017, December 31, 2016 and December 26, 2015

The tax effects of temporary differences that give rise to the net deferred income tax assets and liabilities are presented below:

	December 30, 2017	December 31, 2016
Deferred tax assets:
Accounts receivable and lease reserves	$179,800	$347,400
Non-qualified stock option expense	1,800,600	2,370,700
Deferred franchise and software license fees	561,800	817,500
Trademarks	44,300	76,800
Lease deposits	1,110,000	1,674,300
Loss from and impairment of equity and note investments	2,634,500	4,065,200
Valuation allowance	(2,634,500)	(4,065,200)
Other	190,600	413,100
Total deferred tax assets	3,887,100	5,699,800
Deferred tax liabilities:
Lease revenue and initial direct costs	(5,707,000)	(8,802,800)
Depreciation and amortization	(136,600)	(228,900)
Total deferred tax liabilities	(5,843,600)	(9,031,700)
Total net deferred tax liabilities	$(1,956,500)	$(3,331,900)

On December 22, 2017, the Tax Cut and Jobs Act (the “Tax Act”) was signed into law. The Tax Act makes changes to the U.S. tax code that affected our income tax rate in 2017, notably the reduction of the U.S. federal corporate income tax rate from 35% to 21% beginning in 2018.  Accounting guidance applicable to income taxes requires us to recognize the impact of the change in tax rate on our existing deferred tax assets and liabilities as of the date that the Tax Act was signed into law. We recorded a reduction in our 2017 income tax expense of $1.5 million and a corresponding reduction in our net deferred income tax liabilities as a result of the decrease in the federal income tax rate.

During the years ended December 30, 2017, December 31, 2016 and December 26, 2015, $0,  $599,400 and $26,300,  respectively, was directly credited to stockholders’ equity to account for excess tax benefits related to stock option exercises. (See Note 2 – “Recently Adopted Accounting Pronouncements”)

The Company has assessed its taxable earnings history and prospective future taxable income.  Based upon this assessment, the Company has determined that it is more likely than not that its deferred tax assets will be realized in future periods and no valuation allowance is necessary, except for the deferred tax assets related to the loss from and impairment of equity and note investments (which are capital losses for tax purposes).  As a result, valuation allowances of $2.6 million and $4.1 million as of December 30, 2017 and December 31, 2016, respectively, have been recorded.

The amount of unrecognized tax benefits, including interest and penalties, as of December 30, 2017 and December 31, 2016, was $583,100 and $502,000, respectively, primarily for potential state taxes.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense for all periods presented.  The Company had accrued approximately $32,000 and $22,500 for the payment of interest and penalties at December 30, 2017 and December 31, 2016, respectively.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2017, December 31, 2016 and December 26, 2015

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Total
Balance at December 26, 2015	$469,900
Increases related to current year tax positions	128,500
Subtractions for tax positions of prior years	(5,300)
Expiration of the statute of limitations for the assessment of taxes	(113,600)
Balance at December 31, 2016	479,500
Increases related to current year tax positions	192,900
Subtractions for tax positions of prior years	(8,300)
Expiration of the statute of limitations for the assessment of taxes	(113,000)
Balance at December 30, 2017	$551,100

The Company and its subsidiaries file income tax returns in the U.S. federal, numerous state and certain foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2013.  The Internal Revenue Service concluded its examination of our U.S. federal tax return for the fiscal year ended 2014 in 2017. We expect various statutes of limitation to expire during the next 12 months.  Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

11.     Commitments and Contingencies:

Employee Benefit Plan

The Company provides a 401(k) Savings Incentive Plan which covers substantially all employees.  The plan provides for matching contributions and optional profit-sharing contributions at the discretion of the Board of Directors.  Employee contributions are fully vested; matching and profit sharing contributions are subject to a five-year service vesting schedule.  Company contributions to the plan for 2017, 2016 and 2015 were $319,700,  $309,800 and $324,600, respectively.

Operating Leases

As of December 30, 2017, the Company rents its corporate headquarters in a facility with a lease that expires in August 2019 as well as satellite office space in California with a lease that expires in January 2019. These leases require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rent.  Total rent expense under operating leases, inclusive of maintenance, insurance, taxes and other expenses, was $1,102,000 in 2017, $1,066,500 in 2016 and $1,063,900 in 2015.  As of December 30, 2017, minimum rental commitments under noncancelable operating leases, exclusive of maintenance, insurance, taxes and other expenses, are as follows:

2018	$718,800
2019	451,100
2020	—
2021	—
2022	—
Thereafter	—
Total	$1,169,900

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

December 30, 2017, December 31, 2016 and December 26, 2015

Cash or lease incentives received upon entering into certain leases (“tenant allowances”) are recognized on a straight-line basis as a reduction to rent from the date we take possession of the property through the end of the initial lease term.  We record the unamortized portion of tenant allowances as a part of deferred rent, in accrued liabilities or other liabilities, as appropriate.

At December 30, 2017 and December 31, 2016, total deferred rent included in our consolidated balance sheets was $0.4 million and $0.6 million, respectively, of which $0.2 million and $0.4 million, respectively was included in other liabilities.

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

	Year ended
	December 30, 2017	December 31, 2016	December 26, 2015
Revenue:
Franchising	$51,275,700	$49,296,700	$47,882,100
Leasing	18,470,200	17,283,600	21,565,700
Total revenue	$69,745,900	$66,580,300	$69,447,800

Reconciliation to operating income:
Franchising segment contribution	$29,493,500	$28,650,400	$26,891,000
Leasing segment contribution	9,291,100	9,650,600	10,199,700
Total operating income	$38,784,600	$38,301,000	$37,090,700

Depreciation and amortization:
Franchising	$271,300	$325,200	$341,600
Leasing	84,100	95,300	91,000
Total depreciation and amortization	$355,400	$420,500	$432,600

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2017, December 31, 2016 and December 26, 2015

	As of
	December 30, 2017	December 31, 2016
Identifiable assets:
Franchising	$3,614,200	$3,141,300
Leasing	42,153,600	42,735,600
Unallocated	2,637,000	2,704,700
Total	$48,404,800	$48,581,600

Revenues are all generated from United States operations other than franchising revenues from Canadian operations of $3.8 million, $3.3 million and $2.9 million in each of fiscal 2017, 2016 and 2015, respectively.  All long-lived assets are located within the United States.

13.     Quarterly Financial Data (Unaudited):

The Company’s unaudited quarterly results for the years ended December 30, 2017 and December 31, 2016 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2017
Total Revenue	$17,623,800	$16,749,500	$17,567,900	$17,804,700	$69,745,900
Income from Operations	9,135,400	9,134,200	9,852,000	10,663,000	38,784,600
Net Income	5,416,400	5,773,200	5,719,000	7,656,500	24,565,100
Net Income Per Common Share — Basic	$1.30	$1.37	$1.42	$2.00	$6.06
Net Income Per Common Share — Diluted	$1.22	$1.29	$1.33	$1.86	$5.66
2016
Total Revenue	$16,180,300	$16,299,800	$16,734,300	$17,365,900	$66,580,300
Income from Operations	8,038,600	9,323,100	10,438,000	10,501,300	38,301,000
Net Income	4,562,900	5,394,300	6,094,200	6,166,200	22,217,600
Net Income Per Common Share — Basic	$1.11	$1.31	$1.48	$1.49	$5.39
Net Income Per Common Share — Diluted	$1.06	$1.25	$1.41	$1.41	$5.13

The total of basic and diluted earnings per common share by quarter may not equal the totals for the year as there are changes in the weighted average number of common shares outstanding each quarter and basic and diluted earnings per common share are calculated independently for each quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Winmark Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 30, 2017 and December 31, 2016, the related consolidated statements of operations, comprehensive income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 30, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 9, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2006.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
March 9, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Winmark Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 30, 2017, and our report dated March 9, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
March 9, 2018

ITEM 9:     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective as of December 30, 2017.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 30, 2017.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 30, 2017 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter ended December 30, 2017, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

All information required to be reported in a report on Form 8-K during the fourth quarter covered by this Form 10-K has been reported.

PART III

ITEM 10:   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Election of Directors,” “Executive Officers,” “Audit Committee,” “Majority of Independent Directors; Committees of Independent Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics and Business Conduct,” appearing in our proxy statement for the annual meeting of stockholders to be held on April 25, 2018 are incorporated herein by reference.

ITEM 11:   EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation,” “2017 Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” appearing in our proxy statement for the annual meeting of stockholders to be held on April 25, 2018 are incorporated herein by reference.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Securities Authorized for Issuance Under Equity Compensation Plans” appearing in our proxy statement for the annual meeting of stockholders to be held on April 25, 2018 are incorporated herein by reference.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons,” “Review, Approval or Ratification of Transactions with Related Persons” and “Majority of Independent Directors; Committees of Independent Directors” appearing in our proxy statement for the annual meeting of stockholders to be held on April 25, 2018 is incorporated herein by reference.

ITEM 14:   PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled “Principal Accounting Fees and Services” appearing in our proxy statement for the annual meeting of stockholders to be held April 25, 2018 is incorporated herein by reference.

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

3.           Exhibits

Exhibits that are not filed herewith have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)
3.2	By-laws, as amended and restated to date (Exhibit 3.2)(2)
10.1

Asset Purchase Agreement dated January 24, 1992 with Sports Traders, Inc. and James D. Van Buskirk (“Van Buskirk”) concerning acquisition of wholesale business, including amendment dated March 11, 1992 (Exhibit 10.6 (a))(1)

10.2	Retail store agreement dated January 24, 1992 with Van Buskirk (Exhibit 10.6 (b))(1)
10.3	Amended and Restated Stock Option Plan for Nonemployee Directors (Exhibit 10.3)(3)(4)
10.4	Employment Agreement with John L. Morgan, dated March 22, 2000 (Exhibit 10.1)(3)(5)
10.5	First Amendment to Employment Agreement with John L. Morgan dated February 18, 2001 (Exhibit 10.26)(3)(6)
10.6	2001 Stock Option Plan, including forms of stock option agreements (Exhibit 10.27)(3)(6)
10.7	Second Amendment to Employment Agreement with John L. Morgan dated March 23, 2006 (Exhibit 10.16)(3)(7)
10.8	Third Amendment to Employment Agreement with John L. Morgan dated December 15, 2006 (Exhibit 10.1)(3)(8)
10.9	Amendment No. 1 to the 2001 Stock Option Plan (Exhibit 10.13)(3) (2)
10.10	Multi-Tenant Office Lease with Utah State Retirement Investment Fund for Corporate Headquarters dated September 28, 2008 (Exhibit 10.1)(9)
10.11	2010 Stock Option Plan, including forms of stock option agreements (Exhibit 10.18)(3) (10)
10.12	Credit Agreement, dated July 13, 2010, among Winmark Corporation and its subsidiaries and CIBC Bank USA (as successor by merger to The PrivateBank and Trust Company) (Exhibit 10.2)(11)
10.13

Amendment No. 1 to Credit Agreement, among Winmark Corporation and its subsidiaries, CIBC Bank USA (as successor by merger to The PrivateBank and Trust Company), and BMO Harris Bank N.A., dated January 30, 2012 (Exhibit 10.1)(12)

Exhibit Number	Description
10.14

Amendment No. 2 to Credit Agreement, among Winmark Corporation and its subsidiaries, CIBC Bank USA (as successor by merger to The PrivateBank and Trust Company), and BMO Harris Bank N.A., dated February 29, 2012 (Exhibit 10.1)(13)

10.15	Lease Amending Agreement No. 1 to Multi-Tenant Office Lease by and between Winmark Corporation and AX Waterford L.P. dated October 21, 2013 (Exhibit 10.1)(14)
10.16

Amendment No. 3 to Credit Agreement, among Winmark Corporation and its subsidiaries, CIBC Bank USA (as successor by merger to The PrivateBank and Trust Company), and BMO Harris Bank N.A., dated February 21, 2014 (Exhibit 10.1)(15)

10.17	First Amendment to the 2010 Stock Option Plan (Exhibit 10.1)(3)(16)
10.18	First Amendment to the Amended and Restated Stock Option Plan for Nonemployee Directors (Exhibit 10.2)(3)(16)
10.19	Non-Competition Agreement, dated January 26, 2015, by and among Steven C. Zola, Winmark Corporation and Winmark Capital Corporation (Exhibit 10.1)(3)(17)
10.20

Amendment No. 4 to Credit Agreement, among Winmark Corporation and its subsidiaries, CIBC Bank USA (as successor by merger to The PrivateBank and Trust Company), and BMO Harris Bank N.A., dated April 14, 2015 (Exhibit (b)(2))(18)

10.21

Amended and Restated Security Agreements, dated May 14, 2015, among Winmark Corporation, each of its subsidiaries and CIBC Bank USA (as successor by merger to The PrivateBank and Trust Company) (Exhibit 10.4)(19)

10.22	Amended and Restated Pledge Agreement, dated May 14, 2015, among Winmark Corporation and CIBC Bank USA (as successor by merger to The PrivateBank and Trust Company) (Exhibit 10.5)(19)
10.23	Trademark Security Agreement, dated May 14, 2015, among Winmark Corporation and its subsidiaries and CIBC Bank USA (as successor by merger to The PrivateBank and Trust Company) (Exhibit 10.6)(19)
10.24

Intercreditor and Collateral Agency Agreement, dated May 14, 2015, among CIBC Bank USA (as successor by merger to The PrivateBank and Trust Company), BMO Harris Bank N.A. and Prudential Investment Management, Inc., its affiliates and managed accounts (Exhibit 10.7)(19)

10.25	Note Agreement, dated May 14, 2015, among Winmark Corporation and its subsidiaries and Prudential Investment Management, Inc., its affiliates and managed accounts (Exhibit 10.8)(19)
10.26

Amendment No. 5 to Credit Agreement, among Winmark Corporation and its subsidiaries, CIBC Bank USA (as successor by merger to The PrivateBank and Trust Company), and BMO Harris Bank N.A., dated July 18, 2017 (Exhibit (b)(7)) (20)

10.27

Amendment No. 1 to Note Agreement dated July 19, 2017 among Winmark Corporation and its subsidiaries and Prudential Investment Management, Inc., its affiliates and managed accounts (Exhibit (b)(8))(20)

10.28	Amendment No. 1 to Intercreditor and Collateral Agency Agreement dated July 19, 2017 (Exhibit (b)(9))(20)
10.29	Second Amendment to the 2010 Stock Option Plan (Exhibit (d)(7))(20)
21.1	Subsidiaries: Grow Biz Games, Inc., a Minnesota corporation; Winmark Capital Corporation, a Minnesota corporation and Wirth Business Credit, Inc., a Minnesota corporation
23.1*	Consent of GRANT THORNTON LLP; Independent Registered Public Accounting Firm
24.1	Power of Attorney (Contained on signature page to this Form 10-K)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the annual report on Form 10-K of Winmark Corporation and Subsidiaries for the year ended December 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

*Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 33-65108).
(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
(3)	Indicates management contracts, compensation plans or arrangements required to be filed as exhibits.
(4)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009.
(5)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 25, 2000.
(6)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2000.
(7)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
(8)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on December 20, 2006.
(9)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on October 2, 2008.
(10)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 26, 2009.
(11)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2010.
(12)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on January 31, 2012.
(13)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on March 1, 2012.
(14)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on October 23, 2013.
(15)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on February 21, 2014.
(16)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2014.
(17)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on January 26, 2015.
(18)	Incorporated by reference to the specified exhibit to the Schedule TO filed on April 15, 2015.
(19)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on May 18, 2015.
(20)	Incorporated by reference to the specified exhibit to the Schedule TO filed on July 19, 2017.

ITEM 16:   FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINMARK CORPORATION

By:	/s/ BRETT D. HEFFES	Date: March 9, 2018
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

SIGNATURE	TITLE	DATE

/s/ BRETT D. HEFFES	Chief Executive Officer and Director	March 9, 2018
Brett D. Heffes	(principal executive officer)

/s/ Anthony D. Ishaug	Executive Vice President, Chief Financial Officer and Treasurer	March 9, 2018
Anthony D. Ishaug	(principal financial and accounting officer)

/s/ JOHN L. MORGAN	Executive Chairman of the Board	March 9, 2018
John L. Morgan

/s/ STEVEN C. ZOLA	Vice Chairman and Director	March 9, 2018
Steven C. Zola

/s/ LAWRENCE A. BARBETTA	Director	March 9, 2018
Lawrence A. Barbetta

/s/ JENELE C. GRASSLE	Director	March 9, 2018
Jenele C. Grassle

/s/ KIRK A. MACKENZIE	Director	March 9, 2018
Kirk A. MacKenzie

/s/ PAUL C. REYELTS	Director	March 9, 2018
Paul C. Reyelts

/s/ MARK L. WILSON	Director	March 9, 2018
Mark L. Wilson