Form 10-Q
period 2018-03-31
WINMARK CORP
filed 2018-05-01
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Yes ☐              No ☒

Common stock, no par value, 3,849,506 shares outstanding as of April 24, 2018.

WINMARK CORPORATION AND SUBSIDIARIES

PART I.          FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$1,800,600	$1,073,200
Restricted cash	105,000	90,000
Receivables, less allowance for doubtful accounts of $1,200 and $400	1,592,800	1,796,000
Net investment in leases - current	15,597,200	15,332,300
Income tax receivable	—	2,161,800
Inventories	79,700	97,100
Prepaid expenses	653,300	901,600
Total current assets	19,828,600	21,452,000
Net investment in leases - long-term	26,309,300	25,945,300
Property and equipment, net	581,200	486,800
Goodwill	607,500	607,500
Other assets	398,200	350,400
	$47,724,800	$48,842,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $13,900 and $13,900	$3,236,100	$3,236,100
Accounts payable	2,067,600	2,073,000
Income tax payable	31,100	—
Accrued liabilities	2,101,900	1,837,300
Discounted lease rentals	1,612,100	570,800
Deferred revenue	3,016,900	3,012,700
Total current liabilities	12,065,700	10,729,900
Long-Term Liabilities:
Line of credit	24,600,000	35,400,000
Notes payable, net of unamortized debt issuance costs of $93,000 and $96,500	28,032,000	28,841,000
Discounted lease rentals	2,679,700	1,121,600
Deferred revenue	7,306,000	7,297,500
Other liabilities	1,358,000	845,000
Deferred income taxes	320,500	320,500
Total long-term liabilities	64,296,200	73,825,600
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,849,506 and 3,843,078 shares issued and outstanding	2,015,400	1,476,200
Retained earnings (accumulated deficit)	(30,652,500)	(37,189,700)
Total shareholders’ equity (deficit)	(28,637,100)	(35,713,500)
	$47,724,800	$48,842,000

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Revenue:
Royalties	$11,049,000	$10,454,000
Leasing income	5,528,800	5,859,600
Merchandise sales	776,900	748,300
Franchise fees	400,900	368,600
Other	405,400	380,400
Total revenue	18,161,000	17,810,900
Cost of merchandise sold	742,500	715,000
Leasing expense	554,900	1,271,400
Provision for credit losses	95,000	(1,400)
Selling, general and administrative expenses	6,694,400	6,512,500
Income from operations	10,074,200	9,313,400
Interest expense	(743,800)	(499,100)
Interest and other income (expense)	(1,000)	1,800
Income before income taxes	9,329,400	8,816,100
Provision for income taxes	(2,369,000)	(3,265,300)
Net income	$6,960,400	$5,550,800
Earnings per share - basic	$1.81	$1.33
Earnings per share - diluted	$1.69	$1.25
Weighted average shares outstanding - basic	3,847,312	4,167,132
Weighted average shares outstanding - diluted	4,124,573	4,450,495

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017

Net income	$6,960,400	$5,550,800
Other comprehensive income (loss), before tax:
Unrealized holding net gains (losses) arising during period	—	7,600
Other comprehensive income (loss), before tax	—	7,600
Income tax (expense) benefit related to items of other comprehensive income:
Unrealized net gains/losses on marketable securities:
Unrealized holding net gains/losses arising during period	—	(2,800)
Income tax (expense) benefit related to items of other comprehensive income	—	(2,800)
Other comprehensive income (loss), net of tax	—	4,800
Comprehensive income	$6,960,400	$5,555,600

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
OPERATING ACTIVITIES:
Net income	$6,960,400	$5,550,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,800	98,500
Provision for credit losses	95,000	(1,400)
Compensation expense related to stock options	490,800	477,000
Deferred initial direct costs	(979,800)	(112,500)
Amortization of deferred initial direct costs	299,700	125,600
Tax benefits on exercised stock options	—	96,100
Change in operating assets and liabilities:
Receivables	203,200	(34,200)
Income tax receivable/payable	2,192,900	3,031,100
Inventories	17,400	(18,700)
Prepaid expenses	248,300	244,200
Other assets	(47,800)	6,200
Accounts payable	(5,400)	(442,200)
Accrued and other liabilities	774,400	(156,900)
Rents received in advance and security deposits	(38,700)	(86,900)
Deferred revenue	12,700	(53,000)
Net cash provided by operating activities	10,298,900	8,723,700
INVESTING ACTIVITIES:
Purchase of property and equipment	(170,200)	(11,900)
Purchase of equipment for lease contracts	(6,196,800)	(7,512,900)
Principal collections on lease receivables	5,881,000	7,289,500
Net cash used for investing activities	(486,000)	(235,300)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	—	1,900,000
Payments on line of credit	(10,800,000)	(9,100,000)
Payments on notes payable	(812,500)	(500,000)
Proceeds from exercises of stock options	48,400	88,600
Dividends paid	(423,200)	(416,500)
Proceeds from discounted lease rentals	2,916,800	—
Net cash used for financing activities	(9,070,500)	(8,027,900)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	742,400	460,500
Cash, cash equivalents and restricted cash, beginning of period	1,163,200	1,292,900
Cash, cash equivalents and restricted cash, end of period	$1,905,600	$1,753,400
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$758,100	$519,600
Cash paid for income taxes	$176,000	$138,107

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Condensed Balance Sheets to the total of the same amounts shown above:
	Three Months Ended
	March 31, 2018	April 1, 2017
Cash and cash equivalents	$1,800,600	$1,723,400
Restricted cash	105,000	30,000
Total cash, cash equivalents and restricted cash	$1,905,600	$1,753,400

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

Revenues and operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

2.  Organization and Business:

The Company offers licenses to operate franchises using the service marks Plato’s Closet®, Once Upon A Child®, Play It Again Sports®, Style Encore® and Music Go Round®. The Company uses its Winmark Franchise Partners® mark in connection with its strategic consulting and corporate development activities. The Company also operates both middle market and small-ticket equipment leasing businesses under the Winmark Capital® and Wirth Business Credit® marks.

3.  Recent Accounting Pronouncements:

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which provides guidance on accounting for leases that supersedes existing lease accounting guidance.  The ASU’s core principle is that a lessee should recognize lease assets and lease liabilities for those leases classified as operating leases under existing lease accounting guidance.  The new standard also makes targeted changes to lessor accounting.  This guidance is effective for reporting periods beginning after December 15, 2018, with early adoption permitted.  The provisions of this guidance are to be applied using a modified retrospective approach, with elective reliefs, which requires application of the guidance for all periods presented.  The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows,  Restricted Cash which provides guidance on the presentation of restricted cash within an entity’s cash flow statement. The Company adopted ASU 2016-18 in the first quarter of 2018 on a retrospective basis. Restricted cash is now presented with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. As a result of this adoption, for the three months ended April 1, 2017, $10,000 that was previously reported as a cash inflow from operating activities related to a corresponding decrease in restricted cash is no longer presented within the net change in cash, cash equivalents and restricted cash.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition that supersedes existing revenue recognition guidance (but does not apply to nor supersede accounting guidance for lease contracts).  The ASU’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The Company adopted ASU 2014-09 in the first quarter of 2018, using the full retrospective method.

The adoption of this guidance did not impact the Company’s recognition of leasing revenues or revenue from royalties that are based on a percentage of franchisee sales. Upon adoption, initial franchise fees, which were previously recognized upon the opening of a franchise, are deferred and recognized over the term of the estimated life of the franchise. The effect of the required deferral of initial franchise fees received in a given year was mitigated by the recognition of revenue from fees retrospectively deferred from prior years. The Company bills and collects marketing fees from its franchisees at various times throughout the year. This amount is included in the Revenue: Other line of the Consolidated Condensed Statements of Operations. Previously, marketing fees were recognized at the time of billing. In accordance with the new guidance, the Company recognizes marketing fee revenue on a straight line basis over the franchise duration. The Company previously recognized commission fees related to franchise agreement contracts as selling expenses when they were incurred. In accordance with the new guidance, the Company capitalizes the commission fees as costs of obtaining a contract and amortizes them over the franchise duration. (See Note 4 – Revenue Recognition)

Adoption of the standard using the full retrospective method also required the Company to restate certain previously reported results, as shown in the tables below:

Consolidated Statement of Operations:	Three Months Ended April 1, 2017
	As Previously Reported	Adjustments	As Restated
Revenue:
Franchise fees	$269,300	$99,300	$368,600
Other	292,600	87,800	380,400
Selling, general and administrative expenses	6,503,400	9,100	6,512,500
Provision for income taxes	(3,221,700)	(43,600)	(3,265,300)
Net income	5,416,400	134,400	5,550,800
Earnings per share - basic	$1.30	$0.03	$1.33
Earnings per share - diluted	$1.22	$0.03	$1.25

Consolidated Balance Sheet:	December 30, 2017
	As Previously Reported	Adjustments	As Restated
ASSETS
Prepaid expenses	$814,800	$86,800	$901,600
Other assets	—	350,400	350,400

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Deferred revenue-Current	$1,736,200	$1,276,500	$3,012,700
Deferred revenue-Long term	1,465,500	5,832,000	7,297,500
Deferred income taxes	1,956,500	(1,636,000)	320,500
Retained earnings (accumulated deficit)	(32,154,400)	(5,035,300)	(37,189,700)

4.  Revenue Recognition: Franchising

The following is a description of the principal sources of revenue for the company’s franchising segment. The Company’s performance obligations under franchise agreements consist of (a) a franchise license, including a license to use one of our brands, (b) a point-of-sale software license, (c) initial services, such as pre-opening training and marketing support, and (d) ongoing services, such as marketing services and operational support. These performance obligations are highly interrelated so we do not consider them to be individually distinct and therefore account for them under ASC 606 as a single performance obligation, which is satisfied by providing a right to use our intellectual property over the estimated life of the franchise. The disaggregation of the Company’s franchise revenue is presented within the Revenue lines of the Consolidated Condensed Statements of Operations with the amounts included in Revenue: Other delineated below. For more detailed information about reportable segments, see Note 12 – “Segment Reporting”.

Royalties

The Company collects royalties from each retail franchise based upon a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.

Merchandise Sales

Merchandise sales include the sale of point-of-sale technology equipment to franchisees and the sale of a limited amount of sporting goods to certain Play It Again Sports franchisees.  Merchandise sales, which includes shipping and handling charges, are recognized at a point in time when the product has been shipped to the franchisee.  Sales taxes that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore excluded from merchandise sales.  Shipping and handling costs associated with outbound freight are accounted for as a fulfillment cost and included in cost of merchandise sold.

Franchise Fees

The Company collects initial franchise fees when franchise agreements are signed.  The Company recognizes franchise fee revenue over the estimated life of the franchise, beginning with the opening of the franchise, which is when the Company has performed substantially all initial services required by the franchise agreement and the franchisee benefits from the rights afforded by the franchise agreement.

Marketing Fees

Marketing fee revenue is included in the Revenue: Other line of the Consolidated Condensed Statements of Operations.  The Company bills and collects annual marketing fees from its franchisees at various times throughout the year.  The Company recognizes marketing fee revenue on a straight line basis over the franchise duration.  The Company recognized $0.3 million of marketing fee revenue for each of the three months ended March 31, 2018 and April 1, 2017.

Software License Fees

Software license fee revenue is included in the Revenue: Other line of the Consolidated Condensed Statements of Operations.  The Company bills and collects software license fees from its franchisees when the point-of-sale system is provided to the franchisee.  The Company recognizes software license fee revenue on a straight line basis over the franchise duration.  The Company recognized $0.1 million of software license fee revenue for each of the three months ended March 31, 2018 and April 1, 2017.

Contract Liabilities

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees described above.  The table below presents the activity of the current and noncurrent deferred franchise revenue during the first three months of 2018 and 2017, respectively:

	March 31, 2018	April 1, 2017
Balance at beginning of period	$10,310,200	$10,408,500
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	486,000	380,500
Fees earned that were included in the balance at the beginning of the period	(473,300)	(433,400)
Balance at end of period	$10,322,900	$10,355,600

The following table illustrates future estimated revenue to be recognized for the remainder of 2018 and full fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2018.

Contract Liabilities expected to be recognized in	Amount
2018	$1,247,500
2019	1,634,700
2020	1,498,100
2021	1,359,300
2022	1,214,400
Thereafter	3,368,900
$10,322,900

Commission Fees

The Company capitalizes incremental commission fees paid as a result of obtaining franchise agreement contracts. Capitalized commission fees of $0.5 million and $0.4 million are outstanding at March 31, 2018 and December 30, 2017, respectively and are included in Prepaid expenses and Other assets of the Consolidated Condensed Balance Sheets.

Capitalized commission fees are amortized over the life of the franchise and are included in selling, general and administrative expenses. During the quarters ended March 31, 2018 and April 1, 2017, the Company recognized $23,900 and $25,100 of commission fee expense, respectively.

5.  Fair Value Measurements:

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

Due to their nature, the carrying value of cash equivalents, receivables, payables and debt obligations approximates fair value.

6.  Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	March 31, 2018	December 30, 2017
Direct financing and sales-type leases:
Minimum lease payments receivable	$42,599,200	$36,119,700
Estimated residual value of equipment	3,697,900	4,762,700
Unearned lease income net of initial direct costs deferred	(8,222,800)	(5,371,900)
Security deposits	(4,480,500)	(4,526,000)
Equipment installed on leases not yet commenced	8,996,200	10,989,700
Total investment in direct financing and sales-type leases	42,590,000	41,974,200
Allowance for credit losses	(780,600)	(711,200)
Net investment in direct financing and sales-type leases	41,809,400	41,263,000
Operating leases:
Operating lease assets	1,211,900	1,045,400
Less accumulated depreciation and amortization	(1,114,800)	(1,030,800)
Net investment in operating leases	97,100	14,600
Total net investment in leasing operations	$41,906,500	$41,277,600

As of March 31, 2018, the $41.9 million total net investment in leases consists of $15.6 million classified as current and $26.3 million classified as long-term.  As of December 30, 2017, the $41.3 million total net investment in leases consists of $15.3 million classified as current and $26.0 million classified as long-term.

As of March 31, 2018, leased assets with one customer approximated 27% of the Company’s total assets. A portion of the lease payments receivable from this customer is assigned as collateral in non-recourse financing with financial institutions. See Note 10 – “Discounted Lease Rentals”.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2018 and the full fiscal years thereafter as of March 31, 2018:

	Direct Financing and Sales-Type Leases		Operating Leases
	Minimum Lease	Income	Minimum Lease
Fiscal Year	Payments Receivable	Amortization	Payments Receivable
2018	$17,724,200	$4,697,000	$126,400
2019	19,073,800	3,247,400	76,900
2020	5,648,100	274,000	—
2021	127,000	2,500	—
2022	13,700	1,300	—
Thereafter	12,400	600	—
	$42,599,200	$8,222,800	$203,300

The activity in the allowance for credit losses for leasing operations during the first three months of 2018 and 2017, respectively, is as follows:

	March 31, 2018	April 1, 2017
Balance at beginning of period	$711,200	$896,000
Provisions charged to expense	95,000	(1,400)
Recoveries	(25,600)	7,700
Deductions for amounts written-off	—	—
Balance at end of period	$780,600	$902,300

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	March 31, 2018		December 30, 2017
	Investment	Allowance for	Investment	Allowance for
	In Leases	Credit Losses	In Leases	Credit Losses
Collectively evaluated for loss potential	$42,590,000	$780,600	$41,974,200	$711,200
Individually evaluated for loss potential	—	—	—	—
Total	$42,590,000	$780,600	$41,974,200	$711,200

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

	March 31, 2018
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$41,434,300	$—	$—	$—	$41,434,300
Small-Ticket	1,155,700	—	—	—	1,155,700
Total Investment in Leases	$42,590,000	$—	$—	$—	$42,590,000

	December 30, 2017
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$40,657,500	$133,700	$—	$—	$40,791,200
Small-Ticket	1,183,000	—	—	—	1,183,000
Total Investment in Leases	$41,840,500	$133,700	$—	$—	$41,974,200

7.  Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended
	March 31, 2018	April 1, 2017
Denominator for basic EPS — weighted average common shares	3,847,312	4,167,132
Dilutive shares associated with option plans	277,261	283,363
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	4,124,573	4,450,495
Options excluded from EPS calculation — anti-dilutive	15,929	14,125

8.  Shareholders’ Equity (Deficit):

Dividends

On January 24, 2018, the Company’s Board of Directors approved the payment of a $0.11 per share quarterly cash dividend to shareholders of record at the close of business on February 7, 2018, which was paid on March 1, 2018.

Repurchase of Common Stock

In the first three months of 2018 the Company repurchased no shares of its common stock.  Under the Board of Directors’ authorization, as of March 31, 2018, the Company has the ability to repurchase an additional 142,988 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

The Company had authorized up to 750,000 shares of common stock be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2001 Stock Option Plan (the “2001 Plan”).  The 2001 Plan expired on February 20, 2011. As of March 31, 2018, the Company has authorized up to 700,000 shares of common stock to be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2010 Stock Option Plan (the “2010 Plan”).

The Company also sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors Plan”) and has reserved a total of 350,000 shares for issuance to directors of the Company who are not employees.

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of March 31, 2018 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 30, 2017	658,184	$72.33	5.87	$37,723,800
Exercised	(8,677)	40.14
Outstanding, March 31, 2018	649,507	$72.76	5.65	$37,811,700
Exercisable, March 31, 2018	468,728	$58.83	4.62	$33,734,700

No options were granted during the three months ended March 31, 2018.  The fair value of options granted under the Option Plans during the first three months of 2017 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

April 1, 2017
Risk free interest rate	2.05%
Expected life (years)	6
Expected volatility	27.12%
Dividend yield	1.16%
Option fair value	$30.78

During the three months ended March 31, 2018, option holders surrendered 2,249 shares of previously owned common shares as payment for options shares exercised as provided for by the Option Plans.  All unexercised options at March 31, 2018 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $490,800 and $477,000 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first three months of 2018 and 2017, respectively.  As of March 31, 2018, the Company had $3.8 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.3 years.

9.  Debt:

Line of Credit

As of March 31, 2018, there was $24.6 million in borrowings outstanding under the Company’s revolving credit facility with CIBC Bank USA and BMO Harris Bank N.A. (the “Line of Credit”) bearing interest ranging from 3.72% to 4.75% leaving $25.4 million available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of March 31, 2018, the Company was in compliance with all of its financial covenants.

Notes Payable

As of March 31, 2018, the Company had $19.5 million in principal outstanding from the $25.0 million Series A notes issued in May 2015 and $11.9 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 under its Note Agreement with Prudential Investment Management, Inc., its affiliates and managed accounts (“Prudential”).

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and tangible net worth and maximum levels of leverage (all as defined within the Note Agreement). As of March 31, 2018, the Company was in compliance with all of its financial covenants.

In connection with the Note Agreement, the Company incurred debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

10. Discounted Lease Rentals:

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 6.19% at March 31, 2018 on a non-recourse basis. As of March 31, 2018, $1.6 million of the $4.3 million liability balance is current.

11. Income Taxes:

For the three months ended March 31, 2018 and April 1, 2017, the effective income tax rate was 25.4% and 37.0%, respectively. The lower effective income tax rate was primarily due to the enactment of the Tax Cuts and Jobs Act that reduced the federal corporate income tax rate from 35% to 21% beginning in 2018.

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

	Three Months Ended
	March 31, 2018	April 1, 2017
Revenue:
Franchising	$12,632,200	$11,951,300
Leasing	5,528,800	5,859,600
Total revenue	$18,161,000	$17,810,900

Reconciliation to operating income:
Franchising segment contribution	$6,792,500	$6,320,500
Leasing segment contribution	3,281,700	2,992,900
Total operating income	$10,074,200	$9,313,400

Depreciation and amortization:
Franchising	$57,200	$75,800
Leasing	18,600	22,700
Total depreciation and amortization	$75,800	$98,500

	As of
	March 31, 2018	December 30, 2017
Identifiable assets:
Franchising	$3,267,400	$4,051,400
Leasing	44,003,500	42,153,600
Unallocated	453,900	2,637,000
Total	$47,724,800	$48,842,000

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of March 31, 2018, we had 1,223 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands and had a leasing portfolio of $41.9 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees.  During the first three months of 2018, our royalties increased $0.6 million or 5.7% compared to the first three months of 2017.

Leasing income net of leasing expense during the first three months of 2018 was $5.0 million compared to $4.6 million in the same period last year.  Fluctuations in period-to-period leasing income and leasing expense result primarily from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the purchases of equipment for lease customers and the medium- to long-term trend in the size of the leasing portfolio.  During the first three months of 2018, we purchased $6.2 million in equipment for lease customers compared to $7.5 million in the first three months of 2017.  Our leasing portfolio (net investment in leases — current and long-term) increased to $41.9 million at March 31, 2018 from $41.3 million at December 30, 2017.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first three months of 2018, selling, general and administrative expenses increased $0.2 million, or 2.8% compared to the first three months of 2017.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first three months ended March 31, 2018:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/30/2017	OPENED	CLOSED	3/31/2018	RENEWAL	RENEWALS
Plato’s Closet
Franchises - US and Canada	476	3	(2)	477	7	7
Once Upon A Child
Franchises - US and Canada	360	7	(1)	366	4	4
Play It Again Sports
Franchises - US and Canada	281	1	(1)	281	5	5
Style Encore
Franchises - US and Canada	61	4	0	65	—	—
Music Go Round
Franchises - US	33	1	0	34	—	—
Total Franchised Stores	1,211	16	(4)	1,223	16	16

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the first three months of 2018, we renewed 16 of the 16 franchise agreements available for renewal.

Our ability to grow our operating income is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchises, (iii) increase lease originations and minimize write-offs in our leasing portfolio, and (iv) control our selling, general and administrative expenses.

Results of Operations

We adopted ASU 2014-09, Revenue from Contracts with Customers, effective December 31, 2017 using the full retrospective method. Our prior period financial results have been restated to reflect this adoption. (See Note 3 – “Recent Accounting Pronouncements”).

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended
	March 31, 2018	April 1, 2017

Revenue:
Royalties	60.8%	58.7%
Leasing income	30.5	32.9
Merchandise sales	4.3	4.2
Franchise fees	2.2	2.1
Other	2.2	2.1
Total revenue	100.0	100.0

Cost of merchandise sold	(4.1)	(4.0)
Leasing expense	(3.0)	(7.1)
Provision for credit losses	(0.5)	—
Selling, general and administrative expenses	(36.9)	(36.6)
Income from operations	55.5	52.3
Interest expense	(4.1)	(2.8)
Interest and other income (expense)	—	—
Income before income taxes	51.4	49.5
Provision for income taxes	(13.1)	(18.3)
Net income	38.3%	31.2%

Comparison of Three Months Ended March 31, 2018 to Three Months Ended April 1, 2017

Revenue

Revenues for the quarter ended March 31, 2018 totaled $18.2 million compared to $17.8 million for the comparable period in 2017.

Royalties and Franchise Fees

Royalties increased to $11.0 million for the first three months of 2018 from $10.5 million for the first three months of 2017, a 5.7% increase.  The increase is primarily from having 39 additional franchise stores in the first three months of 2018 compared to the same period last year and from higher franchisee retail sales.

Franchise fees of $0.4 million for the first three months of 2018 were comparable to $0.4 million for the first three months of 2017.

Leasing Income

Leasing income decreased to $5.5 million for the first quarter of 2018 compared to $5.9 million for the same period in 2017.  The decrease is primarily due to a lower level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales of $0.8 million for the first quarter of 2018 were comparable to $0.7 million in the same period of 2017.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold of $0.7 million for the first quarter of 2018 was comparable to $0.7 million in the same period of 2017.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first quarter of 2018 and 2017 was 95.6% and 95.5%, respectively.

Leasing Expense

Leasing expense decreased to $0.6 million for the first quarter of 2018 compared to $1.3 million for the first quarter of 2017.  The decrease is due to a decrease in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was $0.1 million for the first quarter of 2018 compared to $(0.0) million for the first quarter of 2017.

Selling, General and Administrative

Selling, general and administrative expenses increased 2.8% to $6.7 million in the first quarter of 2018 from $6.5 million in the same period of 2017.  The increase was primarily due to increases in compensation, benefits and advertising production expenses.

Interest Expense

Interest expense increased to $0.7 million for the first quarter of 2018 compared to $0.5 million for the first quarter of 2017.  The increase is primarily due to higher average corporate borrowings when compared to the same period last year.

Interest and Other Income (Expense)

During the first quarter of 2018, we had interest and other expense of $(1,000) compared to $1,800 of interest and other income in the first quarter of 2017.

Income Taxes

The provision for income taxes was calculated at an effective rate of 25.4% and 37.0% for the first quarter of 2018 and 2017, respectively.  The decrease is primarily due to the enactment of the Tax Cuts and Jobs Act that reduced the federal corporate income tax rate from 35% to 21% beginning in 2018.

Segment Comparison of Three Months Ended March 31, 2018 to Three Months Ended April 1, 2017

Franchising Segment Operating Income

The franchising segment’s operating income for the first quarter of 2018 increased by $0.5 million to $6.8 million from $6.3 million for the first quarter of 2017.  The increase in segment contribution was primarily due to increased royalty revenues.

Leasing Segment Operating Income

The leasing segment’s operating income for the first quarter of 2018 increased by $0.3 million to $3.3 million from $3.0 million for the first quarter of 2017.  The increase in segment contribution was primarily due to an increase in leasing income net of leasing expense.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.

We ended the first quarter of 2018 with $1.9 million in cash, cash equivalents and restricted cash compared to $1.8 million in cash, cash equivalents and restricted cash at the end of the first quarter of 2017.

Operating activities provided $10.3 million of cash during the first three months of 2018 compared to $8.7 million provided during the same period last year.  The increase in cash provided by operating activities in the first three months of 2018 compared to 2017 was primarily due to the increase in net income.

Investing activities used $0.5 million of cash during the first three months of 2018.  The 2018 activities consisted primarily of the purchase of equipment for lease customers of $6.2 million and principal collections on lease receivables of $5.9 million.

Financing activities used $9.1 million of cash during the first three months of 2018.  Our most significant financing activities during the first three months of 2018 consisted of net payments on our line of credit and notes payable of $11.6 million, $0.4 million for the payment of dividends and $2.9 million in proceeds received from discounted lease rentals.  (See Note 8 — “Shareholders’ Equity (Deficit)”,  Note 9 — “Debt” and Note 10 – “Discounted Lease Rentals”).

As of March 31, 2018, we had no off balance sheet arrangements.

As of March 31, 2018, our borrowing availability under our Line of Credit was $50.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $24.6 million in borrowings outstanding at March 31, 2018 under the Line of Credit bearing interest ranging from 3.72% to 4.75%, leaving $25.4 million available for additional borrowings.

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

As of March 31, 2018, we had $19.5 million in principal outstanding from the $25.0 million Series A notes issued in May 2015 and $11.9 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 under our Note Agreement with Prudential.

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

As of March 31, 2018, we were in compliance with all of the financial covenants under the Line of Credit and Note Agreement.

We expect to generate the cash necessary to pay our expenses, finance our leasing business and to pay the principal and interest on our outstanding debt from cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate.  Our ability to pay our expenses, finance our leasing business and meet our debt service obligations depends on our future performance, which may be affected by financial, business, economic, and other factors including the risk factors described under Item 1A of our Form 10-K for the fiscal year ended December 30, 2017.  If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity.  In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all.  Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase our cost of capital.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first three months of 2018, the Company collected $172,100 less than it estimated at December 30, 2017.  As of March 31, 2018, the Company’s royalty receivable was $1,276,600.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue over the estimated life of the franchise, beginning when the franchise is opened. Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated condensed balance sheet.  As of March 31, 2018, deferred franchise fee revenue was $8,382,600.

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

A provision is charged against earnings to maintain the allowance for credit losses at the appropriate level.  If the actual results are different from the Company’s estimates, results could be different.  The Company’s policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent.  (See Note 6 — “Investment in Leasing Operations”).

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

Forward Looking Statements

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, the Company’s belief that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, as well as its disclosures regarding market rate risk are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions.  See the section appearing in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017  entitled “Risk Factors” and Part II, Item 1A in this Report for a more complete discussion of certain factors that may cause the Company’s actual results to differ from those in its forward looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At March 31, 2018, the Company had available a $50.0 million line of credit with CIBC Bank USA and BMO Harris Bank, N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (twelve months or less).  The Company had $24.6 million of debt outstanding at March 31, 2018 under this line of credit, all of which was in the form of short-term borrowings subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates.  With the Company’s borrowings at March 31, 2018, a one percent increase in short-term rates would reduce annual pretax earnings by $246,000.  The Company had no interest rate derivatives in place at March 31, 2018.

None of the Company’s cash and cash equivalents at March 31, 2018 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the three months ended March 31, 2018.   During fiscal 2017, less than 6% of the Company’s total revenues and 1% of expenses were denominated in a foreign currency.  Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $365,000.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 1A:  Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 30, 2017.  If any of those factors were to occur, they could materially adversely affect our financial condition or future results, and could cause our actual results to differ materially from those expressed in its forward-looking statements in this report.  We are aware of no material changes to the Risk Factors discussed in our Annual Report on Form 10-K for the year ended December 30, 2017.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

December 31, 2017 to February 3, 2018	—	$—	—	142,988
February 4, 2018 to March 3, 2018	—	$—	—	142,988
March 4, 2018 to March 31, 2018	—	$—	—	142,988

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended March 31, 2018, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

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

WINMARK CORPORATION

Date: May 1, 2018	By:	/s/ Brett D. Heffes
Brett D. Heffes Chief Executive Officer and Director (principal executive officer)

Date: May 1, 2018	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug Executive Vice President Chief Financial Officer and Treasurer (principal financial and accounting officer)