Form 10-Q
period 2018-06-30
WINMARK CORP
filed 2018-07-24
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Yes ☐              No ☒

Common stock, no par value, 3,868,526 shares outstanding as of July 13, 2018.

WINMARK CORPORATION AND SUBSIDIARIES

PART I.          FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$1,232,900	$1,073,200
Restricted cash	105,000	90,000
Receivables, less allowance for doubtful accounts of $400 and $400	1,502,000	1,796,000
Net investment in leases - current	17,046,100	15,332,300
Income tax receivable	—	2,161,800
Inventories	150,100	97,100
Prepaid expenses	765,800	901,600
Total current assets	20,801,900	21,452,000
Net investment in leases - long-term	26,380,400	25,945,300
Property and equipment, net	630,400	486,800
Goodwill	607,500	607,500
Other assets	396,800	350,400
	$48,817,000	$48,842,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $13,900 and $13,900	$3,236,100	$3,236,100
Accounts payable	1,502,900	2,073,000
Income tax payable	237,200	—
Accrued liabilities	3,214,400	1,837,300
Discounted lease rentals	1,637,100	570,800
Deferred revenue	3,047,200	3,012,700
Total current liabilities	12,874,900	10,729,900
Long-Term Liabilities:
Line of credit	18,400,000	35,400,000
Notes payable, net of unamortized debt issuance costs of $89,500 and $96,500	27,223,000	28,841,000
Discounted lease rentals	2,260,900	1,121,600
Deferred revenue	7,294,500	7,297,500
Other liabilities	1,161,300	845,000
Deferred income taxes	360,200	320,500
Total long-term liabilities	56,699,900	73,825,600
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,868,526 and 3,843,078 shares issued and outstanding	3,329,600	1,476,200
Retained earnings (accumulated deficit)	(24,087,400)	(37,189,700)
Total shareholders’ equity (deficit)	(20,757,800)	(35,713,500)
	$48,817,000	$48,842,000

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenue:
Royalties	$11,821,000	$11,094,400	$22,870,000	$21,548,400
Leasing income	4,857,100	3,946,600	10,385,900	9,806,200
Merchandise sales	704,900	537,100	1,481,800	1,285,400
Franchise fees	378,100	468,800	779,000	837,400
Other	398,700	382,800	804,100	763,200
Total revenue	18,159,800	16,429,700	36,320,800	34,240,600
Cost of merchandise sold	681,000	499,100	1,423,500	1,214,100
Leasing expense	495,800	660,600	1,050,700	1,932,000
Provision for credit losses	109,000	(11,500)	204,000	(12,900)
Selling, general and administrative expenses	6,799,300	6,468,400	13,493,700	12,980,900
Income from operations	10,074,700	8,813,100	20,148,900	18,126,500
Interest expense	(657,900)	(446,300)	(1,401,700)	(945,400)
Interest and other income (expense)	(11,300)	100	(12,300)	1,900
Income before income taxes	9,405,500	8,366,900	18,734,900	17,183,000
Provision for income taxes	(2,262,500)	(2,836,200)	(4,631,500)	(6,101,500)
Net income	$7,143,000	$5,530,700	$14,103,400	$11,081,500
Earnings per share - basic	$1.85	$1.32	$3.66	$2.65
Earnings per share - diluted	$1.73	$1.23	$3.42	$2.48
Weighted average shares outstanding - basic	3,858,446	4,201,982	3,852,880	4,184,558
Weighted average shares outstanding - diluted	4,133,535	4,483,647	4,129,055	4,467,072

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Net income	$7,143,000	$5,530,700	$14,103,400	$11,081,500
Other comprehensive income (loss), before tax:
Unrealized holding net gains (losses) arising during period	—	9,000	—	16,600
Other comprehensive income (loss), before tax	—	9,000	—	16,600
Income tax (expense) benefit related to items of other comprehensive income:
Unrealized net gains/losses on marketable securities:
Unrealized holding net gains/losses arising during period	—	(3,500)	—	(6,300)
Income tax (expense) benefit related to items of other comprehensive income	—	(3,500)	—	(6,300)
Other comprehensive income (loss), net of tax	—	5,500	—	10,300
Comprehensive income	$7,143,000	$5,536,200	$14,103,400	$11,091,800

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2018	July 1, 2017
OPERATING ACTIVITIES:
Net income	$14,103,400	$11,081,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,100	188,700
Provision for credit losses	204,000	(12,900)
Compensation expense related to stock options	1,006,900	966,600
Deferred income taxes	39,700	140,300
Deferred initial direct costs	(1,083,100)	(250,000)
Amortization of deferred initial direct costs	562,200	238,300
Tax benefits on exercised stock options	125,700	518,000
Change in operating assets and liabilities:
Receivables	294,000	(153,100)
Income tax receivable/payable	2,273,300	(175,700)
Inventories	(53,000)	(11,900)
Prepaid expenses	135,800	587,000
Other assets	(46,400)	5,300
Accounts payable	(570,100)	(282,500)
Accrued and other liabilities	1,674,200	686,900
Rents received in advance and security deposits	(460,100)	6,600
Deferred revenue	31,500	(147,000)
Net cash provided by operating activities	18,393,100	13,386,100
INVESTING ACTIVITIES:
Purchase of property and equipment	(298,700)	(44,200)
Purchase of equipment for lease contracts	(12,895,200)	(13,532,300)
Principal collections on lease receivables	10,838,200	13,982,500
Net cash provided by (used for) investing activities	(2,355,700)	406,000
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	4,000,000	6,800,000
Payments on line of credit	(21,000,000)	(20,100,000)
Payments on notes payable	(1,625,000)	(1,000,000)
Proceeds from exercises of stock options	846,500	1,197,000
Dividends paid	(1,001,100)	(880,100)
Proceeds from discounted lease rentals	2,916,900	—
Net cash used for financing activities	(15,862,700)	(13,983,100)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	174,700	(191,000)
Cash, cash equivalents and restricted cash, beginning of period	1,163,200	1,292,900
Cash, cash equivalents and restricted cash, end of period	$1,337,900	$1,101,900
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,404,800	$980,300
Cash paid for income taxes	$2,192,700	$5,654,000

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Condensed Balance Sheets to the total of the same amounts shown above:
	Six Months Ended
	June 30, 2018	July 1, 2017
Cash and cash equivalents	$1,232,900	$1,071,900
Restricted cash	105,000	30,000
Total cash, cash equivalents and restricted cash	$1,337,900	$1,101,900

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

Revenues and operating results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

3.  Recent Accounting Pronouncements:

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which provides guidance on accounting for leases that supersedes existing lease accounting guidance.  The ASU’s core principle is that a lessee should recognize lease assets and lease liabilities for those leases classified as operating leases under existing lease accounting guidance.  The new standard also makes targeted changes to lessor accounting.  In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard.  This guidance is effective for reporting periods beginning after December 15, 2018, with early adoption permitted.  The provisions of this guidance are to be applied using a modified retrospective approach, with elective reliefs.  The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows,  Restricted Cash which provides guidance on the presentation of restricted cash within an entity’s cash flow statement. The Company adopted ASU 2016-18 in the first quarter of 2018 on a retrospective basis. Restricted cash is now presented with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. As a result of this adoption, for the six months ended July 1, 2017, $10,000 that was previously reported as a cash inflow from operating activities related to a corresponding decrease in restricted cash is no longer presented within the net change in cash, cash equivalents and restricted cash.

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

The adoption of this guidance did not impact the Company’s recognition of leasing revenues or revenue from royalties that are based on a percentage of franchisee sales. Upon adoption, initial franchise fees, which were previously recognized upon the opening of a franchise, are deferred and recognized over the term of the estimated life of the franchise. The effect of the required deferral of initial franchise fees received in a given year was mitigated by the recognition of revenue from fees retrospectively deferred from prior years. The Company bills and collects marketing fees from its franchisees at various times throughout the year. This amount is included in the Revenue: Other line of the Consolidated Condensed Statements of Operations. Previously, marketing fees were recognized at the time of billing. In accordance with the new guidance, the Company recognizes marketing fee revenue on a straight line basis over the franchise duration. The Company previously recognized commission fees related to franchise agreement contracts as selling expenses when they were incurred. In accordance with the new guidance, the Company capitalizes the commission fees as costs of obtaining a contract and amortizes them over the franchise duration. (See Note 4 – Revenue Recognition: Franchising)

Adoption of the standard using the full retrospective method also required the Company to restate certain previously reported results, as shown in the tables below:

Condensed Consolidated Statement of Operations:	Three Months Ended July 1, 2017			Six Months Ended July 1, 2017
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue:
Franchise fees	$675,400	$(206,600)	$468,800	$944,700	$(107,300)	$837,400
Other	496,000	(113,200)	382,800	788,600	(25,400)	763,200
Selling, general and administrative expenses	6,467,100	1,300	6,468,400	12,970,500	10,400	12,980,900
Provision for income taxes	(2,914,800)	78,600	(2,836,200)	(6,136,500)	35,000	(6,101,500)
Net income	5,773,200	(242,500)	5,530,700	11,189,600	(108,100)	11,081,500
Earnings per share - basic	$1.37	$(0.05)	$1.32	$2.67	$(0.02)	$2.65
Earnings per share - diluted	$1.29	$(0.06)	$1.23	$2.50	$(0.02)	$2.48

Consolidated Balance Sheet:	December 30, 2017
	As Previously Reported	Adjustments	As Restated
ASSETS
Prepaid expenses	$814,800	$86,800	$901,600
Other assets	—	350,400	350,400

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Deferred revenue-Current	$1,736,200	$1,276,500	$3,012,700
Deferred revenue-Long term	1,465,500	5,832,000	7,297,500
Deferred income taxes	1,956,500	(1,636,000)	320,500
Retained earnings (accumulated deficit)	(32,154,400)	(5,035,300)	(37,189,700)

4.  Revenue Recognition: Franchising

The following is a description of the principal sources of revenue for the company’s franchising segment. The Company’s performance obligations under franchise agreements consist of (a) a franchise license, including a license to use one of our brands, (b) a point-of-sale software license, (c) initial services, such as pre-opening training and marketing support, and (d) ongoing services, such as marketing services and operational support. These performance obligations are highly interrelated so we do not consider them to be individually distinct and therefore account for them under ASC 606 as a single performance obligation, which is satisfied by providing a right to use our intellectual property over the estimated life of the franchise. The disaggregation of the Company’s franchise revenue is presented within the Revenue lines of the Consolidated Condensed Statements of Operations with the amounts included in Revenue: Other delineated below. For more detailed information about reportable segments, see Note 13 – “Segment Reporting”.

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

Marketing Fees

Marketing fee revenue is included in the Revenue: Other line of the Consolidated Condensed Statements of Operations.  The Company bills and collects annual marketing fees from its franchisees at various times throughout the year.  The Company recognizes marketing fee revenue on a straight line basis over the franchise duration.  The Company recognized $0.3 million of marketing fee revenue for each of the three months ended June 30, 2018 and July 1, 2017, and $0.6 million for each of the six months ended June 30, 2018 and July 1, 2017.

Software License Fees

Software license fee revenue is included in the Revenue: Other line of the Consolidated Condensed Statements of Operations.  The Company bills and collects software license fees from its franchisees when the point-of-sale system is provided to the franchisee.  The Company recognizes software license fee revenue on a straight line basis over the franchise duration.  The Company recognized $0.1 million of software license fee revenue for each of the three months ended June 30, 2018 and July 1, 2017, and $0.2 million for each of the six months ended June 30, 2018 and July 1, 2017.

Contract Liabilities

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees described above.  The table below presents the activity of the current and noncurrent deferred franchise revenue during the first six months of 2018 and 2017, respectively:

	June 30, 2018	July 1, 2017
Balance at beginning of period	$10,310,200	$10,408,500
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	964,700	836,300
Fees earned that were included in the balance at the beginning of the period	(933,200)	(983,300)
Balance at end of period	$10,341,700	$10,261,500

The following table illustrates future estimated revenue to be recognized for the remainder of 2018 and full fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2018.

Contract Liabilities expected to be recognized in	Amount
2018	$838,800
2019	1,679,800
2020	1,543,200
2021	1,404,400
2022	1,259,500
Thereafter	3,616,000
$10,341,700

Commission Fees

The Company capitalizes incremental commission fees paid as a result of obtaining franchise agreement contracts. Capitalized commission fees of $0.5 million and $0.4 million are outstanding at June 30, 2018 and December 30, 2017, respectively and are included in Prepaid expenses and Other assets of the Consolidated Condensed Balance Sheets.

Capitalized commission fees are amortized over the life of the franchise and are included in selling, general and administrative expenses. During the three months ended June 30, 2018 and July 1, 2017, the Company recognized $24,500 and $24,800 of commission fee expense, respectively. During the six months ended June 30, 2018 and July 1, 2017, the Company recognized $48,400 and $49,900 of commission fee expense, respectively.

5.  Fair Value Measurements:

The Company defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company uses three levels of inputs to measure fair value:

•	Level 1 – quoted prices in active markets for identical assets and liabilities.
•	Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.
•	Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Due to their nature, the carrying value of cash equivalents, receivables, payables and debt obligations approximates fair value.

6.  Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	June 30, 2018	December 30, 2017
Direct financing and sales-type leases:
Minimum lease payments receivable	$42,666,700	$36,119,700
Estimated residual value of equipment	3,830,400	4,762,700
Unearned lease income net of initial direct costs deferred	(7,727,200)	(5,371,900)
Security deposits	(4,039,700)	(4,526,000)
Equipment installed on leases not yet commenced	9,363,000	10,989,700
Total investment in direct financing and sales-type leases	44,093,200	41,974,200
Allowance for credit losses	(755,900)	(711,200)
Net investment in direct financing and sales-type leases	43,337,300	41,263,000
Operating leases:
Operating lease assets	1,370,900	1,045,400
Less accumulated depreciation and amortization	(1,281,700)	(1,030,800)
Net investment in operating leases	89,200	14,600
Total net investment in leasing operations	$43,426,500	$41,277,600

As of June 30, 2018, the $43.4 million total net investment in leases consists of $17.0 million classified as current and $26.4 million classified as long-term.  As of December 30, 2017, the $41.3 million total net investment in leases consists of $15.3 million classified as current and $26.0 million classified as long-term.

As of June 30, 2018, leased assets with one customer approximated 28% of the Company’s total assets. A portion of the lease payments receivable from this customer is assigned as collateral in non-recourse financing with financial institutions. See Note 10 – “Discounted Lease Rentals”.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2018 and the full fiscal years thereafter as of June 30, 2018:

	Direct Financing and Sales-Type Leases		Operating Leases
	Minimum Lease	Income	Minimum Lease
Fiscal Year	Payments Receivable	Amortization	Payments Receivable
2018	$12,738,700	$3,418,500	$84,300
2019	21,656,500	3,855,000	76,900
2020	7,581,200	442,500	—
2021	664,100	9,300	—
2022	13,700	1,300	—
Thereafter	12,500	600	—
	$42,666,700	$7,727,200	$161,200

The activity in the allowance for credit losses for leasing operations during the first six months of 2018 and 2017, respectively, is as follows:

	June 30, 2018	July 1, 2017
Balance at beginning of period	$711,200	$896,000
Provisions charged to expense	204,000	(12,900)
Recoveries	(60,900)	10,200
Deductions for amounts written-off	(98,400)	—
Balance at end of period	$755,900	$893,300

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	June 30, 2018		December 30, 2017
	Investment	Allowance for	Investment	Allowance for
	In Leases	Credit Losses	In Leases	Credit Losses
Collectively evaluated for loss potential	$44,093,200	$755,900	$41,974,200	$711,200
Individually evaluated for loss potential	—	—	—	—
Total	$44,093,200	$755,900	$41,974,200	$711,200

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

	June 30, 2018
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$42,843,000	$—	$—	$—	$42,843,000
Small-Ticket	1,247,500	—	—	2,700	1,250,200
Total Investment in Leases	$44,090,500	$—	$—	$2,700	$44,093,200

	December 30, 2017
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$40,657,500	$133,700	$—	$—	$40,791,200
Small-Ticket	1,183,000	—	—	—	1,183,000
Total Investment in Leases	$41,840,500	$133,700	$—	$—	$41,974,200

7.  Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Denominator for basic EPS — weighted average common shares	3,858,446	4,201,982	3,852,880	4,184,558
Dilutive shares associated with option plans	275,089	281,665	276,175	282,514
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	4,133,535	4,483,647	4,129,055	4,467,072
Options excluded from EPS calculation — anti-dilutive	19,504	14,620	22,976	19,133

8.  Shareholders’ Equity (Deficit):

Dividends

On January 24, 2018, the Company’s Board of Directors approved the payment of a $0.11 per share quarterly cash dividend to shareholders of record at the close of business on February 7, 2018, which was paid on March 1, 2018.

On April 25, 2018, the Company’s Board of Directors approved the payment of a $0.15 per share quarterly cash dividend to shareholders of record at the close of business on May 9, 2018, which was paid on June 1, 2018.

Repurchase of Common Stock

In the first six months of 2018 the Company repurchased no shares of its common stock.  Under the Board of Directors’ authorization, as of June 30, 2018, the Company has the ability to repurchase an additional 142,988 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

The Company had authorized up to 750,000 shares of common stock be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2001 Stock Option Plan (the “2001 Plan”).  The 2001 Plan expired on February 20, 2011. As of June 30, 2018, the Company has authorized up to 700,000 shares of common stock to be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2010 Stock Option Plan (the “2010 Plan”).

The Company also sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors Plan”) and has reserved a total of 350,000 shares for issuance to directors of the Company who are not employees.

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of June 30, 2018 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 30, 2017	658,184	$72.33	5.87	$37,723,800
Granted	35,000	143.20
Exercised	(27,697)	41.39
Forfeited	(4,063)	113.95
Outstanding, June 30, 2018	661,424	$77.12	5.69	$47,178,100
Exercisable, June 30, 2018	487,335	$62.07	4.66	$42,095,400

The fair value of options granted under the Option Plans during the first six months of 2018 and 2017 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Six Months Ended
	June 30, 2018	July 1, 2017
Risk free interest rate	2.73%	1.90%
Expected life (years)	6	6
Expected volatility	20.40%	26.93%
Dividend yield	1.17%	1.14%
Option fair value	$31.44	$31.38

During the six months ended June 30, 2018, option holders surrendered 2,249 shares of previously owned common shares as payment for options shares exercised as provided for by the Option Plans.  All unexercised options at June 30, 2018 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $1,006,900 and $966,600 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first six months of 2018 and 2017, respectively.  As of June 30, 2018, the Company had $4.4 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.6 years.

9.  Debt:

Line of Credit

As of June 30, 2018, there was $18.4 million in borrowings outstanding under the Company’s revolving credit facility with CIBC Bank USA and BMO Harris Bank N.A. (the “Line of Credit”) bearing interest ranging from 3.73% to 5.00% leaving $31.6 million available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of June 30, 2018, the Company was in compliance with all of its financial covenants.

Notes Payable

As of June 30, 2018, the Company had $19.0 million in principal outstanding from the $25.0 million Series A notes issued in May 2015 and $11.6 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 under its Note Agreement with Prudential Investment Management, Inc., its affiliates and managed accounts (“Prudential”).

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and tangible net worth and maximum levels of leverage (all as defined within the Note Agreement). As of June 30, 2018, the Company was in compliance with all of its financial covenants.

In connection with the Note Agreement, the Company incurred debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

10. Discounted Lease Rentals:

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 6.19% at June 30, 2018 on a non-recourse basis. As of June 30, 2018, $1.6 million of the $3.9 million liability balance is current.

11. Income Taxes:

For the three months ended June 30, 2018 and July 1, 2017, the effective income tax rate was 24.1% and 33.9%, respectively. For the six months ended June 30, 2018 and July 1, 2017, the effective income tax rate was 24.7% and 35.5%, respectively. The lower effective income tax rates  in the 2018 periods when compared to the 2017 periods are primarily due to the enactment of the Tax Cuts and Jobs Act that reduced the federal corporate income tax rate from 35% to 21% beginning in 2018.

12.  Commitments and Contingencies:

In May 2018, the Company entered into an amendment to its lease for its corporate headquarters facility that, among other things, provides for an extension of the lease term for ten years and four months, commencing on September 1, 2019.  The Company is obligated to pay rent monthly under the lease, and will pay an estimated $8.0 million in total rental payments over the entire term of the extended period of the lease.  The Company is also obligated to pay estimated taxes and operating expenses (which change annually).

13.  Segment Reporting:

The Company currently has two reportable business segments, franchising and leasing. The franchising segment franchises value-oriented retail store concepts that buy, sell, trade and consign merchandise, as well as provides strategic consulting services related to franchising. The leasing segment includes (i) Winmark Capital Corporation, a middle-market equipment leasing business and (ii) Wirth Business Credit, Inc., a small ticket financing business. Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses. The Company’s internal management reporting is the basis for the information disclosed for its business segments and includes allocation of shared-service costs. Segment assets are those that are directly used in or identified with segment operations, including cash, accounts receivable, prepaid expenses, inventory, property and equipment and investment in leasing operations. Unallocated assets include corporate cash and cash equivalents, current and deferred tax amounts and other corporate assets. Inter-segment balances and transactions have been eliminated. The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenue:
Franchising	$13,302,700	$12,483,100	$25,934,900	$24,434,400
Leasing	4,857,100	3,946,600	10,385,900	9,806,200
Total revenue	$18,159,800	$16,429,700	$36,320,800	$34,240,600

Reconciliation to operating income:
Franchising segment contribution	$7,407,500	$6,891,200	$14,200,000	$13,211,700
Leasing segment contribution	2,667,200	1,921,900	5,948,900	4,914,800
Total operating income	$10,074,700	$8,813,100	$20,148,900	$18,126,500

Depreciation and amortization:
Franchising	$60,700	$69,100	$117,900	$144,900
Leasing	18,600	21,100	37,200	43,800
Total depreciation and amortization	$79,300	$90,200	$155,100	$188,700

	As of
	June 30, 2018	December 30, 2017
Identifiable assets:
Franchising	$3,814,000	$4,051,400
Leasing	44,552,300	42,153,600
Unallocated	450,700	2,637,000
Total	$48,817,000	$48,842,000

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of June 30, 2018, we had  1,224 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands and had a leasing portfolio of $43.4 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees.  During the first six months of 2018, our royalties increased $1.3 million or 6.1% compared to the first six months of 2017.

Leasing income net of leasing expense during the first six months of 2018 was $9.3 million compared to $7.9 million in the same period last year.  Fluctuations in period-to-period leasing income and leasing expense result primarily from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the purchases of equipment for lease customers and the medium- to long-term trend in the size of the leasing portfolio.  During the first six months of 2018, we purchased $12.9 million in equipment for lease customers compared to $13.5 million in the first six months of 2017.  Our leasing portfolio (net investment in leases — current and long-term) increased to $43.4 million at June 30, 2018 from $41.3 million at December 30, 2017.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first six months of 2018, selling, general and administrative expenses increased $0.5 million, or 4.0% compared to the first six months of 2017.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first six months ended June 30, 2018:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/30/2017	OPENED	CLOSED	6/30/2018	RENEWAL	RENEWALS
Plato’s Closet
Franchises - US and Canada	476	4	(3)	477	13	13
Once Upon A Child
Franchises - US and Canada	360	13	(2)	371	10	10
Play It Again Sports
Franchises - US and Canada	281	1	(4)	278	6	6
Style Encore
Franchises - US and Canada	61	5	(2)	64	—	—
Music Go Round
Franchises - US	33	1	—	34	—	—
Total Franchised Stores	1,211	24	(11)	1,224	29	29

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the first six months of 2018, we renewed 29 of the 29 franchise agreements available for renewal.

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

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Revenue:
Royalties	65.1%	67.5%	63.0%	62.9%
Leasing income	26.7	24.0	28.6	28.6
Merchandise sales	3.9	3.3	4.1	3.8
Franchise fees	2.1	2.9	2.1	2.5
Other	2.2	2.3	2.2	2.2
Total revenue	100.0	100.0	100.0	100.0

Cost of merchandise sold	(3.8)	(3.0)	(3.9)	(3.6)
Leasing expense	(2.7)	(4.0)	(2.9)	(5.6)
Provision for credit losses	(0.6)	—	(0.6)	—
Selling, general and administrative expenses	(37.4)	(39.4)	(37.1)	(37.9)
Income from operations	55.5	53.6	55.5	52.9
Interest expense	(3.6)	(2.7)	(3.9)	(2.8)
Interest and other income (expense)	(0.1)	—	—	—
Income before income taxes	51.8	50.9	51.6	50.1
Provision for income taxes	(12.5)	(17.3)	(12.8)	(17.8)
Net income	39.3%	33.6%	38.8%	32.3%

Comparison of Three Months Ended June 30, 2018 to Three Months Ended July 1, 2017

Revenue

Revenues for the quarter ended June 30, 2018 totaled $18.2 million compared to $16.4 million for the comparable period in 2017.

Royalties and Franchise Fees

Royalties increased to $11.8 million for the second quarter of 2018 from $11.1 million for the second quarter of 2017, a 6.5% increase.  The increase is primarily from higher franchisee retail sales and from having additional franchise stores in the second quarter of 2018 compared to the same period last year.

Franchise fees of $0.4 million for the second quarter of 2018 were comparable to $0.5 million for the second quarter of 2017.

Leasing Income

Leasing income increased to $4.9 million for the second quarter of 2018 compared to $3.9 million for the same period in 2017.  The increase is primarily due to a higher level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales were $0.7 million for the second quarter of 2018 compared to $0.5 million in the same period of 2017.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold was $0.7 million for the second quarter of 2018 compared to $0.5 million in the same period of 2017.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the second quarter of 2018 and 2017 was 96.6% and 92.9%, respectively.

Leasing Expense

Leasing expense was $0.5 million for the second quarter of 2018 compared to $0.7 million for the second quarter of 2017.

Provision for Credit Losses

Provision for credit losses was $0.1 million for the second quarter of 2018. There were $0.1 million in net charge-offs during the second quarter of 2018.

Selling, General and Administrative

Selling, general and administrative expenses increased 5.1% to $6.8 million in the second quarter of 2018 from $6.5 million in the same period of 2017.  The increase was primarily due to increases in compensation and benefits expenses.

Interest Expense

Interest expense increased to $0.7 million for the second quarter of 2018 compared to $0.4 million for the second quarter of 2017.  The increase is primarily due to higher average corporate borrowings when compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 24.1% and 33.9% for the second quarter of 2018 and 2017, respectively.  The decrease is primarily due to the enactment of the Tax Cuts and Jobs Act that reduced the federal corporate income tax rate from 35% to 21% beginning in 2018.

Comparison of Six Months Ended June 30, 2018 to Six Months Ended July 1, 2017

Revenue

Revenues for the first six months of 2018 totaled $36.3 million compared to $34.2 million for the comparable period in 2017.

Royalties and Franchise Fees

Royalties increased to $22.9 million for the first six months of 2018 from $21.5 million for the first six months of 2017, a 6.1% increase.  The increase in royalties is primarily from higher franchisee retail sales and from having additional franchise stores in the first six months of 2018 compared to the same period last.

Franchise fees of $0.8 million for the first six months of 2018 were comparable to $0.8 million for the first six months of 2017.

Leasing Income

Leasing income increased to $10.4 million for the first six months of 2018 compared to $9.8 million for the same period in 2017. The increase is primarily due to a higher level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales were $1.5 million for the first six months of 2018 compared to $1.3 million in the same period of 2017.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold was $1.4 million for the first six months of 2018 compared to $1.2 million in the same period of 2017. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first six months of 2018 and 2017 was 96.1% and 94.5%, respectively.

Leasing Expense

Leasing expense decreased to $1.1 million for the first six months of 2018 compared to $1.9 million for the first six months of 2017. The decrease is primarily due to a decrease in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was $0.2 million for the first six months of 2018. There were $0.2 million of net charge-offs during the first six months of 2018.

Selling, General and Administrative

Selling, general and administrative expenses increased to $13.5 million in the first six months of 2018 compared to $13.0 million in the same period of 2017. The increase was primarily due to increases in compensation, benefits and development advertising expenses.

Interest Expense

Interest expense increased to $1.4 million for the first six months of 2018 compared to $0.9 million for the first six months of 2017. The increase is primarily due to higher average corporate borrowings when compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 24.7% and 35.5% for the first six months of 2018 and 2017, respectively. The decrease is primarily due to the enactment of the Tax Cuts and Jobs Act that reduced the federal corporate income tax rate from 35% to 21% beginning in 2018.

Segment Comparison of Three Months Ended June 30,  2018 to Three Months Ended July 1, 2017

Franchising Segment Operating Income

The franchising segment’s operating income for the second quarter of 2018 increased by $0.5 million to $7.4 million from $6.9 million for the second quarter of 2017.  The increase in segment contribution was primarily due to increased royalty revenues.

Leasing Segment Operating Income

The leasing segment’s operating income for the second quarter of 2018 increased by $0.8 million to $2.7 million from $1.9 million for the second quarter of 2017.  The increase in segment contribution was primarily due to an increase in leasing income net of leasing expense.

Segment Comparison of Six Months Ended June 30, 2018 to Six Months Ended July 1, 2017

Franchising Segment Operating Income

The franchising segment’s operating income for the first six months of 2018 increased by $1.0 million to $14.2 million from $13.2 million for the first six months of 2017.  The increase in segment contribution was primarily due to increased royalty revenues.

Leasing Segment Operating Income

The leasing segment’s operating income for the first six months of 2018 increased by $1.0 million to $5.9 million from $4.9 million for the first six months of 2017.  The increase in segment contribution was primarily due to an increase in leasing income net of leasing expense.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.

We ended the second quarter of 2018 with $1.3 million in cash, cash equivalents and restricted cash compared to $1.1 million in cash, cash equivalents and restricted cash at the end of the second quarter of 2017.

Operating activities provided $18.4 million of cash during the first six months of 2018 compared to $13.4 million provided during the same period last year.  The increase in cash provided by operating activities in the first six months of 2018 compared to 2017 was primarily due to the increase in net income and a decrease in cash paid for income taxes.

Investing activities used $2.4 million of cash during the first six months of 2018.  The 2018 activities consisted primarily of the purchase of equipment for lease customers of $12.9 million and principal collections on lease receivables of $10.9 million.

Financing activities used $15.9 million of cash during the first six months of 2018.  Our most significant financing activities during the first six months of 2018 consisted of net payments on our line of credit and notes payable of $18.6 million, $1.0 million for the payment of dividends; partially offset by $2.9 million in proceeds received from discounted lease rentals and $0.8 million of proceeds from exercises of stock options.  (See Note 8 — “Shareholders’ Equity (Deficit)”,  Note 9 — “Debt” and Note 10 – “Discounted Lease Rentals”).

In May 2018, we entered into an amendment to our lease for our corporate headquarters facility that, among other things, provides for an extension of the lease term for ten years and four months, commencing on September 1, 2019.  The Company is obligated to pay rent monthly under the lease, and will pay an estimated $8.0 million in total rental payments over the entire term of the extended period of the lease.  The Company is also obligated to pay estimated taxes and operating expenses (which change annually).

As of June 30, 2018, we had no off balance sheet arrangements.

As of June 30, 2018, our borrowing availability under our Line of Credit was $50.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $18.4 million in borrowings outstanding at June 30, 2018 under the Line of Credit bearing interest ranging from 3.73% to 5.00%, leaving $31.6 million available for additional borrowings.

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

As of June 30, 2018, we had $19.0 million in principal outstanding from the $25.0 million Series A notes issued in May 2015 and $11.6 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 under our Note Agreement with Prudential.

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

As of June 30, 2018, we were in compliance with all of the financial covenants under the Line of Credit and Note Agreement.

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

We believe that the combination of our cash on hand, the cash generated from our franchising business, cash generated from discounting sources and our Line of Credit will be adequate to fund our planned operations through 2019.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first six months of 2018, the Company collected $170,900 less than it estimated at December 30, 2017.  As of June 30, 2018, the Company’s royalty receivable was $1,322,600.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue over the estimated life of the franchise, beginning when the franchise is opened. Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated condensed balance sheet.  As of June 30, 2018, deferred franchise fee revenue was $8,372,500.

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

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At June 30, 2018, the Company had available a $50.0 million line of credit with CIBC Bank USA and BMO Harris Bank, N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (twelve months or less).  The Company had $18.4 million of debt outstanding at June 30, 2018 under this line of credit, all of which was in the form of short-term borrowings subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates.  With the Company’s borrowings at June 30, 2018, a one percent increase in short-term rates would reduce annual pretax earnings by $184,000.  The Company had no interest rate derivatives in place at June 30, 2018.

None of the Company’s cash and cash equivalents at June 30, 2018 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the six months ended June 30, 2018.   During fiscal 2017, less than 6% of the Company’s total revenues and 1% of expenses were denominated in a foreign currency.  Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $365,000.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

April 1, 2018 to May 5, 2018	—	$—	—	142,988
May 6, 2018 to June 2, 2018	—	$—	—	142,988
June 3, 2018 to June 30, 2018	—	$—	—	142,988

(1)

The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 5,000,000 shares, of which 142,988 may still be repurchased

ITEM 3:  Defaults Upon Senior Securities

None.

ITEM 4:  Mine Safety Disclosures

Not applicable.

ITEM 5:  Other Information

All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

ITEM 6:   Exhibits

3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)

3.2	By-laws, as amended and restated to date (Exhibit 3.2)(2)

10.1	Lease Amending Agreement No. 2, dated May 17, 2018, between Winmark Corporation and G&I VIII 605 Waterford LLC (Exhibit 10.1)(3)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended June 30, 2018, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

*Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

(3)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on May 18, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINMARK CORPORATION

Date: July 24, 2018	By:	/s/ Brett D. Heffes
Brett D. Heffes Chief Executive Officer and Director (principal executive officer)

Date: July 24, 2018	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug Executive Vice President Chief Financial Officer and Treasurer (principal financial and accounting officer)