Form 10-Q
period 2018-09-29
WINMARK CORP
filed 2018-10-23
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

or

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

Yes ☒              No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒              No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻ Non-accelerated filer ◻	Accelerated filer ☒ Smaller reporting company ☒ Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐              No ☒

Common stock, no par value, 3,901,202 shares outstanding as of October 12, 2018.

WINMARK CORPORATION AND SUBSIDIARIES

PART I.          FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 29, 2018	December 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$1,187,200	$1,073,200
Restricted cash	55,000	90,000
Receivables, less allowance for doubtful accounts of $900 and $400	1,756,900	1,796,000
Net investment in leases - current	17,568,700	15,332,300
Income tax receivable	—	2,161,800
Inventories	128,200	97,100
Prepaid expenses	1,075,400	901,600
Total current assets	21,771,400	21,452,000
Net investment in leases - long-term	26,949,600	25,945,300
Property and equipment, net	725,500	486,800
Goodwill	607,500	607,500
Other assets	440,500	350,400
	$50,494,500	$48,842,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $13,900 and $13,900	$3,236,100	$3,236,100
Accounts payable	1,445,000	2,073,000
Income tax payable	902,800	—
Accrued liabilities	3,273,000	1,837,300
Discounted lease rentals	2,555,600	570,800
Deferred revenue	1,713,100	1,714,900
Total current liabilities	13,125,600	9,432,100
Long-Term Liabilities:
Line of credit	10,100,000	35,400,000
Notes payable, net of unamortized debt issuance costs of $86,000 and $96,500	26,413,900	28,841,000
Discounted lease rentals	2,364,600	1,121,600
Deferred revenue	8,561,400	8,595,300
Other liabilities	1,211,900	845,000
Deferred income taxes	425,800	320,500
Total long-term liabilities	49,077,600	75,123,400
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,901,202 and 3,843,078 shares issued and outstanding	4,597,400	1,476,200
Retained earnings (accumulated deficit)	(16,306,100)	(37,189,700)
Total shareholders’ equity (deficit)	(11,708,700)	(35,713,500)
	$50,494,500	$48,842,000

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue:
Royalties	$12,865,900	$12,316,700	$35,735,900	$33,865,100
Leasing income	4,608,600	3,915,800	14,994,500	13,722,000
Merchandise sales	858,400	773,100	2,340,200	2,058,500
Franchise fees	383,300	342,900	1,162,300	1,180,300
Other	402,300	382,400	1,206,400	1,145,600
Total revenue	19,118,500	17,730,900	55,439,300	51,971,500
Cost of merchandise sold	811,500	728,300	2,235,000	1,942,400
Leasing expense	718,500	792,000	1,769,200	2,724,000
Provision for credit losses	(55,600)	(13,300)	148,400	(26,200)
Selling, general and administrative expenses	6,208,800	6,184,400	19,702,500	19,165,300
Income from operations	11,435,300	10,039,500	31,584,200	28,166,000
Interest expense	(576,900)	(613,900)	(1,978,600)	(1,559,300)
Interest and other income (expense)	(1,000)	28,000	(13,300)	29,900
Income before income taxes	10,857,400	9,453,600	29,592,300	26,636,600
Provision for income taxes	(2,493,100)	(3,593,000)	(7,124,600)	(9,694,500)
Net income	$8,364,300	$5,860,600	$22,467,700	$16,942,100
Earnings per share - basic	$2.15	$1.46	$5.81	$4.10
Earnings per share - diluted	$2.01	$1.36	$5.43	$3.84
Weighted average shares outstanding - basic	3,886,473	4,024,692	3,864,077	4,131,269
Weighted average shares outstanding - diluted	4,164,339	4,314,412	4,140,816	4,416,185

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Net income	$8,364,300	$5,860,600	$22,467,700	$16,942,100
Other comprehensive income (loss), before tax:
Unrealized holding net gains (losses) arising during period	—	(700)	—	15,900
Other comprehensive income (loss), before tax	—	(700)	—	15,900
Income tax (expense) benefit related to items of other comprehensive income:
Unrealized net gains/losses on marketable securities:
Unrealized holding net gains/losses arising during period	—	300	—	(6,000)
Income tax (expense) benefit related to items of other comprehensive income	—	300	—	(6,000)
Other comprehensive income (loss), net of tax	—	(400)	—	9,900
Comprehensive income	$8,364,300	$5,860,200	$22,467,700	$16,952,000

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 29, 2018	September 30, 2017
OPERATING ACTIVITIES:
Net income	$22,467,700	$16,942,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	233,700	275,700
Provision for credit losses	148,400	(26,200)
Compensation expense related to stock options	1,507,800	1,462,500
Deferred income taxes	105,300	153,400
Gain on sale of marketable securities	—	(1,400)
Deferred initial direct costs	(1,198,600)	(369,200)
Amortization of deferred initial direct costs	809,500	345,300
Tax benefits on exercised stock options	297,900	592,800
Change in operating assets and liabilities:
Receivables	39,100	(228,900)
Income tax receivable/payable	2,766,700	(630,600)
Inventories	(31,100)	20,500
Prepaid expenses	(173,800)	189,900
Other assets	(90,100)	(18,700)
Accounts payable	(628,000)	(217,400)
Accrued and other liabilities	1,775,800	754,400
Rents received in advance and security deposits	(376,000)	92,800
Deferred revenue	(35,700)	(98,700)
Net cash provided by operating activities	27,618,600	19,238,300
INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	—	217,200
Purchase of property and equipment	(472,400)	(53,800)
Purchase of equipment for lease contracts	(20,219,800)	(19,253,300)
Principal collections on lease receivables	16,303,500	20,078,100
Net cash provided by (used for) investing activities	(4,388,700)	988,200
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	7,300,000	46,900,000
Payments on line of credit	(32,600,000)	(28,400,000)
Proceeds from borrowings on notes payable	—	12,500,000
Payments on notes payable	(2,437,500)	(1,500,000)
Repurchases of common stock	(558,200)	(49,904,100)
Proceeds from exercises of stock options	2,171,600	1,329,200
Dividends paid	(1,584,100)	(1,343,800)
Proceeds from discounted lease rentals	4,557,300	—
Net cash used for financing activities	(23,150,900)	(20,418,700)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	79,000	(192,200)
Cash, cash equivalents and restricted cash, beginning of period	1,163,200	1,292,900
Cash, cash equivalents and restricted cash, end of period	$1,242,200	$1,100,700
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,015,000	$1,349,500
Cash paid for income taxes	$3,954,700	$9,514,800

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Condensed Balance Sheets to the total of the same amounts shown above:
	Nine Months Ended
	September 29, 2018	September 30, 2017
Cash and cash equivalents	$1,187,200	$1,060,700
Restricted cash	55,000	40,000
Total cash, cash equivalents and restricted cash	$1,242,200	$1,100,700

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

Revenues and operating results for the nine months ended September 29, 2018 are not necessarily indicative of the results to be expected for the full year.

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

3.  Recent Accounting Pronouncements:

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which provides guidance on accounting for leases that supersedes existing lease accounting guidance.  The ASU’s core principle is that a lessee should recognize lease assets and lease liabilities for those leases classified as operating leases under existing lease accounting guidance.  The new standard also makes targeted changes to lessor accounting.  In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard.  In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. This guidance is effective for reporting periods beginning after December 15, 2018, with early adoption permitted.  The Company is currently in the process of evaluating the transition method and impact of the adoption of this ASU on the Company’s consolidated financial statements.

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

Condensed Consolidated Statement of Operations:	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue:
Franchise fees	$317,800	$25,100	$342,900	$1,262,500	$(82,200)	$1,180,300
Other	244,500	137,900	382,400	1,033,100	112,500	1,145,600
Selling, general and administrative expenses	6,208,900	(24,500)	6,184,400	19,179,400	(14,100)	19,165,300
Provision for income taxes	(3,547,100)	(45,900)	(3,593,000)	(9,683,600)	(10,900)	(9,694,500)
Net income	5,719,000	141,600	5,860,600	16,908,600	33,500	16,942,100
Earnings per share - basic	$1.42	$0.04	$1.46	$4.09	$0.01	$4.10
Earnings per share - diluted	$1.33	$0.03	$1.36	$3.83	$0.01	$3.84

Consolidated Balance Sheet:	December 30, 2017
	As Previously Reported	Adjustments	As Restated
ASSETS
Prepaid expenses	$814,800	$86,800	$901,600
Other assets	—	350,400	350,400

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Deferred revenue-Current	$1,736,200	$(21,300)	$1,714,900
Deferred revenue-Long term	1,465,500	7,129,800	8,595,300
Deferred income taxes	1,956,500	(1,636,000)	320,500
Retained earnings (accumulated deficit)	(32,154,400)	(5,035,300)	(37,189,700)

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

Marketing Fees

Marketing fee revenue is included in the Revenue: Other line of the Consolidated Condensed Statements of Operations.  The Company bills and collects annual marketing fees from its franchisees at various times throughout the year.  The Company recognizes marketing fee revenue on a straight line basis over the franchise duration.  The Company recognized $0.3 million of marketing fee revenue for each of the three months ended September 29, 2018 and September 30, 2017, and $0.9 million for each of the nine months ended September 29, 2018 and September 30, 2017.

Software License Fees

Software license fee revenue is included in the Revenue: Other line of the Consolidated Condensed Statements of Operations.  The Company bills and collects software license fees from its franchisees when the point-of-sale system is provided to the franchisee.  The Company recognizes software license fee revenue on a straight line basis over the franchise duration.  The Company recognized $0.1 million of software license fee revenue for each of the three months ended September 29, 2018 and September 30, 2017, and $0.2 million for each of the nine months ended September 29, 2018 and September 30, 2017.

Contract Liabilities

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees described above.  The table below presents the activity of the current and noncurrent deferred franchise revenue during the first nine months of 2018 and 2017, respectively:

	September 29, 2018	September 30, 2017
Balance at beginning of period	$10,310,200	$10,408,500
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	1,354,500	1,295,600
Fees earned that were included in the balance at the beginning of the period	(1,390,200)	(1,394,300)
Balance at end of period	$10,274,500	$10,309,800

The following table illustrates future estimated revenue to be recognized for the remainder of 2018 and full fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 29, 2018.

Contract Liabilities expected to be recognized in	Amount
2018	$429,200
2019	1,711,800
2020	1,575,300
2021	1,436,500
2022	1,291,500
Thereafter	3,830,200
$10,274,500

Commission Fees

The Company capitalizes incremental commission fees paid as a result of obtaining franchise agreement contracts. Capitalized commission fees of $0.5 million and $0.4 million are outstanding at September 29, 2018 and December 30, 2017, respectively and are included in Prepaid expenses and Other assets of the Consolidated Condensed Balance Sheets.

Capitalized commission fees are amortized over the life of the franchise and are included in selling, general and administrative expenses. During the three months ended September 29, 2018 and September 30, 2017, the Company recognized $24,800 and $24,800 of commission fee expense, respectively. During the nine months ended September 29, 2018 and September 30, 2017, the Company recognized $73,200 and $74,700 of commission fee expense, respectively.

5.  Fair Value Measurements:

The Company defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company uses three levels of inputs to measure fair value:

•	Level 1 – quoted prices in active markets for identical assets and liabilities.
•	Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.
•	Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Due to their nature, the carrying value of cash equivalents, receivables, payables and debt obligations approximates fair value.

6.  Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	September 29, 2018	December 30, 2017
Direct financing and sales-type leases:
Minimum lease payments receivable	$41,669,100	$36,119,700
Estimated residual value of equipment	4,254,200	4,762,700
Unearned lease income net of initial direct costs deferred	(7,222,200)	(5,371,900)
Security deposits	(4,112,700)	(4,526,000)
Equipment installed on leases not yet commenced	10,861,600	10,989,700
Total investment in direct financing and sales-type leases	45,450,000	41,974,200
Allowance for credit losses	(969,200)	(711,200)
Net investment in direct financing and sales-type leases	44,480,800	41,263,000
Operating leases:
Operating lease assets	736,800	1,045,400
Less accumulated depreciation and amortization	(699,300)	(1,030,800)
Net investment in operating leases	37,500	14,600
Total net investment in leasing operations	$44,518,300	$41,277,600

As of September 29, 2018, the $44.5 million total net investment in leases consists of $17.6 million classified as current and $26.9 million classified as long-term.  As of December 30, 2017, the $41.3 million total net investment in leases consists of $15.3 million classified as current and $26.0 million classified as long-term.

As of September 29, 2018, leased assets with two customers approximated 24% and 11%, respectively, of the Company’s total assets. A portion of the lease payments receivable from these customers is assigned as collateral in non-recourse financing with financial institutions. See Note 10 – “Discounted Lease Rentals”.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2018 and the full fiscal years thereafter as of September 29, 2018:

	Direct Financing and Sales-Type Leases		Operating Leases
	Minimum Lease	Income	Minimum Lease
Fiscal Year	Payments Receivable	Amortization	Payments Receivable
2018	$6,522,300	$1,832,900	$42,100
2019	23,754,600	4,580,700	76,900
2020	9,623,900	752,700	—
2021	1,742,200	54,000	—
2022	13,700	1,300	—
Thereafter	12,400	600	—
	$41,669,100	$7,222,200	$119,000

The activity in the allowance for credit losses for leasing operations during the first nine months of 2018 and 2017, respectively, is as follows:

	September 29, 2018	September 30, 2017
Balance at beginning of period	$711,200	$896,000
Provisions charged to expense	148,400	(26,200)
Recoveries	210,700	13,800
Deductions for amounts written-off	(101,100)	—
Balance at end of period	$969,200	$883,600

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	September 29, 2018		December 30, 2017
	Investment	Allowance for	Investment	Allowance for
	In Leases	Credit Losses	In Leases	Credit Losses
Collectively evaluated for loss potential	$45,450,000	$969,200	$41,974,200	$711,200
Individually evaluated for loss potential	—	—	—	—
Total	$45,450,000	$969,200	$41,974,200	$711,200

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

	September 29, 2018
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$44,145,700	$—	$—	$—	$44,145,700
Small-Ticket	1,304,300	—	—	—	1,304,300
Total Investment in Leases	$45,450,000	$—	$—	$—	$45,450,000

	December 30, 2017
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$40,657,500	$133,700	$—	$—	$40,791,200
Small-Ticket	1,183,000	—	—	—	1,183,000
Total Investment in Leases	$41,840,500	$133,700	$—	$—	$41,974,200

7.  Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Denominator for basic EPS — weighted average common shares	3,886,473	4,024,692	3,864,077	4,131,269
Dilutive shares associated with option plans	277,866	289,720	276,739	284,916
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	4,164,339	4,314,412	4,140,816	4,416,185
Options excluded from EPS calculation — anti-dilutive	6,116	10,753	15,428	16,057

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

On July 25, 2018, the Company’s Board of Directors approved the payment of a $0.15 per share quarterly cash dividend to shareholders of record at the close of business on August 8, 2018, which was paid on September 4, 2018.

Repurchase of Common Stock

In the first nine months of 2018 the Company repurchased 3,770 shares of its common stock.  Under the Board of Directors’ authorization, as of September 29, 2018, the Company has the ability to repurchase an additional 139,218 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

The Company had authorized up to 750,000 shares of common stock be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2001 Stock Option Plan (the “2001 Plan”).  The 2001 Plan expired on February 20, 2011. As of September 29, 2018, the Company has authorized up to 700,000 shares of common stock to be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2010 Stock Option Plan (the “2010 Plan”).

The Company also sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors Plan”) and has reserved a total of 350,000 shares for issuance to directors of the Company who are not employees.

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of September 29, 2018 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 30, 2017	658,184	$72.33	5.87	$37,723,800
Granted	35,000	143.20
Exercised	(64,143)	38.53
Forfeited	(4,063)	113.95
Outstanding, September 29, 2018	624,978	$79.50	5.57	$54,061,200
Exercisable, September 29, 2018	450,889	$64.15	4.50	$45,923,100

The fair value of options granted under the Option Plans during the first nine months of 2018 and 2017 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Nine Months Ended
	September 29, 2018	September 30, 2017
Risk free interest rate	2.73%	1.90%
Expected life (years)	6	6
Expected volatility	20.40%	26.93%
Dividend yield	1.17%	1.14%
Option fair value	$31.44	$31.38

During the nine months ended September 29, 2018, option holders surrendered 2,249 shares of previously owned common shares as payment for options shares exercised as provided for by the Option Plans.  All unexercised options at September 29, 2018 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $1,507,800 and $1,462,500 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first nine months of 2018 and 2017, respectively.  As of September 29, 2018, the Company had $3.9 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.3 years.

9.  Debt:

Line of Credit

As of September 29, 2018, there was $10.1 million in borrowings outstanding under the Company’s revolving credit facility with CIBC Bank USA and BMO Harris Bank N.A. (the “Line of Credit”) bearing interest ranging from 4.16% to 5.25% leaving $39.9 million available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes.  The Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of September 29, 2018, the Company was in compliance with all of its financial covenants.

Notes Payable

As of September 29, 2018, the Company had $18.5 million in principal outstanding from the $25.0 million Series A notes issued in May 2015 and $11.3 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 under its Note Agreement with Prudential Investment Management, Inc., its affiliates and managed accounts (“Prudential”).

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and tangible net worth and maximum levels of leverage (all as defined within the Note Agreement). As of September 29, 2018, the Company was in compliance with all of its financial covenants.

In connection with the Note Agreement, the Company incurred debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

10. Discounted Lease Rentals:

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 6.34% at September 29, 2018 on a non-recourse basis. As of September 29, 2018, $2.6 million of the $4.9 million liability balance is classified as current.

11. Income Taxes:

For the three months ended September 29, 2018 and September 30, 2017, the effective income tax rate was 23.0% and 38.0%, respectively. For the nine months ended September 29, 2018 and September 30, 2017, the effective income tax rate was 24.1% and 36.4%, respectively. The lower effective income tax rates  in the 2018 periods when compared to the 2017 periods are primarily due to the enactment of the Tax Cuts and Jobs Act that reduced the federal corporate income tax rate from 35% to 21% beginning in 2018.

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

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue:
Franchising	$14,509,900	$13,815,100	$40,444,800	$38,249,500
Leasing	4,608,600	3,915,800	14,994,500	13,722,000
Total revenue	$19,118,500	$17,730,900	$55,439,300	$51,971,500

Reconciliation to operating income:
Franchising segment contribution	$9,064,900	$8,332,900	$23,264,900	$21,544,600
Leasing segment contribution	2,370,400	1,706,600	8,319,300	6,621,400
Total operating income	$11,435,300	$10,039,500	$31,584,200	$28,166,000

Depreciation and amortization:
Franchising	$60,300	$66,300	$178,200	$211,200
Leasing	18,300	20,700	55,500	64,500
Total depreciation and amortization	$78,600	$87,000	$233,700	$275,700

	As of
	September 29, 2018	December 30, 2017
Identifiable assets:
Franchising	$4,061,400	$4,051,400
Leasing	45,981,600	42,153,600
Unallocated	451,500	2,637,000
Total	$50,494,500	$48,842,000

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of September 29, 2018, we had  1,236 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands and had a leasing portfolio of $44.5 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees.  During the first nine months of 2018, our royalties increased $1.9 million or 5.5% compared to the first nine months of 2017.

Leasing income net of leasing expense during the first nine months of 2018 was $13.2 million compared to $11.0 million in the same period last year.  Fluctuations in period-to-period leasing income and leasing expense result primarily from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the purchases of equipment for lease customers and the medium- to long-term trend in the size of the leasing portfolio.  During the first nine months of 2018, we purchased $20.2 million in equipment for lease customers compared to $19.3 million in the first nine months of 2017.  Our leasing portfolio (net investment in leases — current and long-term) increased to $44.5 million at September 29, 2018 from $41.3 million at December 30, 2017.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first nine months of 2018, selling, general and administrative expenses increased $0.5 million, or 2.8% compared to the first nine months of 2017.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first nine months ended September 29, 2018:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/30/2017	OPENED	CLOSED	9/29/2018	RENEWAL	RENEWALS
Plato’s Closet
Franchises - US and Canada	476	9	(4)	481	15	15
Once Upon A Child
Franchises - US and Canada	360	19	(3)	376	13	13
Play It Again Sports
Franchises - US and Canada	281	4	(6)	279	9	9
Style Encore
Franchises - US and Canada	61	8	(3)	66	—	—
Music Go Round
Franchises - US	33	1	—	34	1	1
Total Franchised Stores	1,211	41	(16)	1,236	38	38

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the first nine months of 2018, we renewed 38 of the 38 franchise agreements available for renewal.

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

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Revenue:
Royalties	67.3%	69.5%	64.5%	65.2%
Leasing income	24.1	22.1	27.0	26.4
Merchandise sales	4.5	4.4	4.2	3.9
Franchise fees	2.0	1.9	2.1	2.3
Other	2.1	2.1	2.2	2.2
Total revenue	100.0	100.0	100.0	100.0

Cost of merchandise sold	(4.2)	(4.1)	(4.0)	(3.7)
Leasing expense	(3.8)	(4.4)	(3.2)	(5.2)
Provision for credit losses	0.3	—	(0.3)	—
Selling, general and administrative expenses	(32.5)	(34.9)	(35.5)	(36.9)
Income from operations	59.8	56.6	57.0	54.2
Interest expense	(3.0)	(3.5)	(3.6)	(3.0)
Interest and other income (expense)	—	0.2	—	—
Income before income taxes	56.8	53.3	53.4	51.2
Provision for income taxes	(13.0)	(20.3)	(12.9)	(18.6)
Net income	43.8%	33.0%	40.5%	32.6%

Comparison of Three Months Ended September 29, 2018 to Three Months Ended September 30, 2017

Revenue

Revenues for the quarter ended September 29, 2018 totaled $19.1 million compared to $17.7 million for the comparable period in 2017.

Royalties and Franchise Fees

Royalties increased to $12.9 million for the third quarter of 2018 from $12.3 million for the third quarter of 2017, a 4.5% increase.  The increase is primarily from higher franchisee retail sales and from having additional franchise stores in the third quarter of 2018 compared to the same period last year.

Franchise fees of $0.4 million for the third quarter of 2018 were comparable to $0.3 million for the third quarter of 2017.

Leasing Income

Leasing income increased to $4.6 million for the third quarter of 2018 compared to $3.9 million for the same period in 2017.  The increase is primarily due to a higher level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales were $0.9 million for the third quarter of 2018 compared to $0.8 million in the same period of 2017.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold was $0.8 million for the third quarter of 2018 compared to $0.7 million in the same period of 2017.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the third quarter of 2018 and 2017 was 94.5% and 94.2%, respectively.

Leasing Expense

Leasing expense was $0.7 million for the third quarter of 2018 compared to $0.8 million for the third quarter of 2017.

Provision for Credit Losses

Provision for credit losses was $(0.1) million for the third quarter of 2018. There were $0.3 million in net recoveries during the third quarter of 2018.

Selling, General and Administrative

Selling, general and administrative expenses of $6.2 million in the third quarter of 2018 were comparable to $6.2 million in the same period of 2017.

Interest Expense

Interest expense of $0.6 million for the third quarter of 2018 was comparable to $0.6 million for the third quarter of 2017.

Income Taxes

The provision for income taxes was calculated at an effective rate of 23.0% and 38.0% for the third quarter of 2018 and 2017, respectively.  The decrease is primarily due to the enactment of the Tax Cuts and Jobs Act that reduced the federal corporate income tax rate from 35% to 21% beginning in 2018.

Comparison of Nine Months Ended September 29, 2018 to Nine Months Ended September 30, 2017

Revenue

Revenues for the first  nine months of 2018 totaled $55.4 million compared to $52.0 million for the comparable period in 2017.

Royalties and Franchise Fees

Royalties increased to $35.7 million for the first nine months of 2018 from $33.9 million for the first nine months of 2017, a 5.5% increase.  The increase in royalties is primarily from higher franchisee retail sales and from having additional franchise stores in the first nine months of 2018 compared to the same period last.

Franchise fees of $1.2 million for the first nine months of 2018 were comparable to $1.2 million for the first nine months of 2017.

Leasing Income

Leasing income increased to $15.0 million for the first nine months of 2018 compared to $13.7 million for the same period in 2017. The increase is primarily due to a higher level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales were $2.3 million for the first nine months of 2018 compared to $2.1 million in the same period of 2017.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold was $2.2 million for the first nine months of 2018 compared to $1.9 million in the same period of 2017. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first nine months of 2018 and 2017 was 95.5% and 94.4%, respectively.

Leasing Expense

Leasing expense decreased to $1.8 million for the first nine months of 2018 compared to $2.7 million for the first nine months of 2017. The decrease is primarily due to a decrease in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was $0.1 million for the first nine months of 2018. There were $0.1 million of net recoveries during the first nine months of 2018.

Selling, General and Administrative

Selling, general and administrative expenses increased to $19.7 million in the first nine months of 2018 compared to $19.2 million in the same period of 2017. The increase was primarily due to increases in compensation, benefits and development advertising expenses.

Interest Expense

Interest expense increased to $2.0 million for the first nine months of 2018 compared to $1.6 million for the first nine months of 2017. The increase is primarily due to higher average corporate borrowings when compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 24.1% and 36.4% for the first nine months of 2018 and 2017, respectively. The decrease is primarily due to the enactment of the Tax Cuts and Jobs Act that reduced the federal corporate income tax rate from 35% to 21% beginning in 2018.

Segment Comparison of Three Months Ended September 29,  2018 to Three Months Ended September 30, 2017

Franchising Segment Operating Income

The franchising segment’s operating income for the third quarter of 2018 increased by $0.8 million to $9.1 million from $8.3 million for the third quarter of 2017.  The increase in segment contribution was primarily due to increased royalty revenues.

Leasing Segment Operating Income

The leasing segment’s operating income for the third quarter of 2018 increased by $0.7 million to $2.4 million from $1.7 million for the third quarter of 2017.  The increase in segment contribution was primarily due to an increase in leasing income net of leasing expense.

Segment Comparison of Nine Months Ended September 29,  2018 to Nine Months Ended September 30, 2017

Franchising Segment Operating Income

The franchising segment’s operating income for the first nine months of 2018 increased by $1.8 million to $23.3 million from $21.5 million for the first nine months of 2017.  The increase in segment contribution was primarily due to increased royalty revenues.

Leasing Segment Operating Income

The leasing segment’s operating income for the first nine months of 2018 increased by $1.7 million to $8.3 million from $6.6 million for the first nine months of 2017.  The increase in segment contribution was primarily due to an increase in leasing income net of leasing expense.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.

We ended the third quarter of 2018 with $1.2 million in cash, cash equivalents and restricted cash compared to $1.1 million in cash, cash equivalents and restricted cash at the end of the third quarter of 2017.

Operating activities provided $27.6 million of cash during the first nine months of 2018 compared to $19.2 million provided during the same period last year.  The increase in cash provided by operating activities in the first nine months of 2018 compared to 2017 was primarily due to the increase in net income and a decrease in cash paid for income taxes.

Investing activities used $4.4 million of cash during the first nine months of 2018.  The 2018 activities consisted primarily of the purchase of equipment for lease customers of $20.2 million and principal collections on lease receivables of $16.3 million.

Financing activities used $23.2 million of cash during the first nine months of 2018.  Our most significant financing activities during the first nine months of 2018 consisted of net payments on our line of credit and notes payable of $27.7 million, $1.6 million for the payment of dividends; partially offset by $4.6 million in proceeds received from discounted lease rentals and $2.2 million of proceeds from exercises of stock options.  (See Note 8 — “Shareholders’ Equity (Deficit)”,  Note 9 — “Debt” and Note 10 – “Discounted Lease Rentals”).

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

As of September 29, 2018, we had no off balance sheet arrangements.

As of September 29, 2018, our borrowing availability under our Line of Credit was $50.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $10.1 million in borrowings outstanding at September 29, 2018 under the Line of Credit bearing interest ranging from 4.16% to 5.25%, leaving $39.9 million available for additional borrowings.

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

As of September 29, 2018, we had $18.5 million in principal outstanding from the $25.0 million Series A notes issued in May 2015 and $11.3 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 under our Note Agreement with Prudential.

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

As of September 29, 2018, we were in compliance with all of the financial covenants under the Line of Credit and Note Agreement.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first nine months of 2018, the Company collected $170,400 less than it estimated at December 30, 2017.  As of September 29, 2018, the Company’s royalty receivable was $1,387,200.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue over the estimated life of the franchise, beginning when the franchise is opened. Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated condensed balance sheet.  As of September 29, 2018, deferred franchise fee revenue was $8,268,500.

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

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At September 29, 2018, the Company had available a $50.0 million line of credit with CIBC Bank USA and BMO Harris Bank, N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (twelve months or less).  The Company had $10.1 million of debt outstanding at September 29, 2018 under this line of credit, all of which was in the form of short-term borrowings subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates.  With the Company’s borrowings at September 29, 2018, a one percent increase in short-term rates would reduce annual pretax earnings by $101,000.  The Company had no interest rate derivatives in place at September 29, 2018.

None of the Company’s cash and cash equivalents at September 29, 2018 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the nine months ended September 29, 2018.   During fiscal 2017, less than 6% of the Company’s total revenues and 1% of expenses were denominated in a foreign currency.  Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $365,000.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

July 1, 2018 to August 4, 2018	—	$—	—	142,988
August 5, 2018 to September 1, 2018	3,770	$148.05	—	139,218
September 2, 2018 to September 29, 2018	—	$—	—	139,218

(1)

The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 5,000,000 shares, of which 139,218 may still be repurchased

ITEM 3:  Defaults Upon Senior Securities

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended  September 29, 2018, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

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

WINMARK CORPORATION

Date: October 23, 2018	By:	/s/ Brett D. Heffes
Brett D. Heffes Chief Executive Officer and Director (principal executive officer)

Date: October 23, 2018	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug Executive Vice President Chief Financial Officer and Treasurer (principal financial and accounting officer)