Form 10-K
period 2018-12-29
WINMARK CORP
filed 2019-03-08
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2018, or

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

Yes ☒             No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Yes ☐              No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $369,265,218.

Shares of no par value Common Stock outstanding as of March 4, 2019:  3,909,186 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 24, 2019 have been incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report

WINMARK CORPORATION AND SUBSIDIARIES

PART I

ITEM 1:     BUSINESS

Background

We are a franchisor of five value-oriented retail store concepts that buy, sell and trade gently used merchandise.  Each of our retail store brands emphasizes consumer value by offering high-quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers’ used goods that have been outgrown or are no longer used.  Our concepts also offer a limited amount of new merchandise to customers.  As of December 29, 2018, we had 1,241 franchised stores across the United States and Canada. In addition, we provide franchise consulting and advisory services to new and emerging franchisors through Winmark Franchise Partners, which we launched in 2017.

We operate a middle-market equipment leasing business through our wholly owned subsidiary, Winmark Capital Corporation.  Our middle-market leasing business serves large and medium-sized organizations and focuses on technology and business-essential equipment.  The businesses we target generally have annual revenue of between $30 million and several billion dollars.  We generate middle-market equipment leases primarily through business alliances, equipment vendors and directly from customers.

Additionally, we operate a small-ticket financing business through our wholly owned subsidiary, Wirth Business Credit, Inc.  Our small-ticket financing business serves small businesses and focuses on assets which generally have a cost of $5,000 to $100,000.

Our significant assets are located within the United States, and we generate all revenues from United States operations other than franchising revenues from Canadian operations of approximately $4.4  million, $3.8 million and $3.3 million for 2018, 2017 and 2016, respectively.  For additional financial information, please see Item 6 — Selected Financial Data and Item 8 — Financial Statements and Supplementary Data.  We were incorporated in Minnesota in 1988.

Franchise Operations

Our retail brands with their fiscal year 2018 system-wide sales, which we define as estimated revenues generated by all franchise locations, are summarized as follows:

Plato’s Closet® - $489 million.

We began franchising the Plato’s Closet brand in 1999.  Plato’s Closet stores buy and sell used clothing and accessories geared toward the teenage and young adult market.  Customers have the opportunity to sell their used items to Plato’s Closet stores and to purchase quality used clothing and accessories at prices lower than new merchandise.

Once Upon A Child® - $350 million.

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

Style Encore® - $44 million.

We began franchising the Style Encore brand in 2013.  Style Encore stores buy and sell used women’s apparel, shoes and accessories.  Customers have the opportunity to sell their used items to Style Encore stores and to purchase quality used clothing, shoes and accessories at prices lower than new merchandise.

Music Go Round® - $34 million.

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

The following table presents the royalties and franchise fees contributed by our franchised retail brands for each of the past three years and the corresponding percentage of consolidated revenues for each such year:

	Total Royalties and Franchise Fees
	(in millions)			% of Consolidated Revenue
	2016	2017	2018	2016	2017	2018
Plato’s Closet	$19.5	$20.2	$21.8	29.2%	29.0%	30.1%
Once Upon A Child	14.2	14.5	15.2	21.3	20.8	20.9
Play It Again Sports	9.2	9.3	9.4	13.9	13.3	13.0
Style Encore	1.7	2.2	2.4	2.6	3.1	3.3
Music Go Round	1.0	1.0	1.0	1.5	1.4	1.4
	$45.6	$47.2	$49.8	68.5%	67.6%	68.7%

The following table presents a summary of our retail brands franchising activity for the fiscal year ended December 29, 2018:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/30/2017	OPENED	CLOSED	12/29/2018	RENEWAL	RENEWALS
Plato’s Closet
Franchises - US and Canada	476	11	(7)	480	30	30
Once Upon A Child
Franchises - US and Canada	360	24	(5)	379	16	16
Play It Again Sports
Franchises - US and Canada	281	6	(6)	281	12	12
Style Encore
Franchises - US and Canada	61	9	(3)	67	—	—
Music Go Round
Franchises - US	33	2	(1)	34	3	3
Total Franchised Stores	1,211	52	(22)	1,241	61	61

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

At December 29, 2018, we had 47 signed retail franchise agreements, of which the majority are expected to open in 2019.

We began franchising in Canada in 1991 and, as of December 29, 2018, had 113 franchised retail stores open in Canada.  The Canadian retail stores are operated by franchisees under agreements substantially similar to those used in the United States.

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

Each franchisee must execute our franchise agreement and pay an initial franchise fee.  At December 29, 2018, the franchise fee for all brands was $25,000 for an initial store in the U.S. and $31,500CAD for an initial store in Canada.  Once a franchisee opens its initial store, it can open additional stores, in any brand, by paying a $15,000 franchise fee for a store in the U.S. and $19,000CAD for a store in Canada, provided an acceptable territory is available and the franchisee meets the brand’s additional store standards.  The franchise fee for our initial retail store and additional retail store in Canada is based upon the exchange rate applied to the United States franchise fee on the last business day of the preceding fiscal year.  The franchise fee in March 2019 for an initial retail store in Canada will be $34,000CAD, and an additional retail store in Canada will be $20,500CAD.  Typically, the franchisee’s initial store is open for business approximately 12 months from the date the franchise agreement is signed.  The franchise agreement has an initial term of 10 years, with subsequent 10-year renewal periods, and grants the franchisee an exclusive geographic area, which will vary in size depending upon population, demographics and other factors.  Under current franchise agreements, franchisees of the respective brands are required to pay us weekly continuing fees (royalties) equal to the percentage of gross sales outlined in their Franchise Agreements, generally ranging from 4% to 5% for all of our brands.

Each Franchisee is required to pay us an annual marketing fee of $1,000.  Each new or renewing franchisee is required to spend 5% of its gross sales for advertising and promoting its franchised store.  Currently, for all of the retail brands except Play It Again Sports, we have the option to increase the minimum advertising expenditure requirement from 5%

to 6% of the franchisee’s gross sales, of which up to 2% would be paid to us as an advertising fee for deposit into an advertising fund.  While we currently do not have the option to increase the advertising expenditure requirement for Play It Again Sports franchisees, we may also require those franchisees to pay 2% of their gross sales into an advertising fund.  This fund, if initiated, would be managed by us and would be used for advertising and promotion of the franchise system.

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

Our Once Upon A Child franchisees compete primarily with large retailers such as Wal-Mart, Target and various specialty children’s retail stores such as Gap Kids. We compete with other franchisors in the specialty children’s resale retail market.

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

Winmark Franchise Partners®

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

Trademarks and Service Marks

Plato’s Closet®, Once Upon A Child®, Play It Again Sports®, Style Encore®, Music Go Round®, Winmark®, Wirth Business Credit®, Winmark Capital® and Winmark Franchise Partners®, among others, are our registered service marks.  These marks are of considerable value to our business.  We intend to protect our service marks by appropriate legal action where and when necessary.  Each service mark registration must be renewed every 10 years.  We have taken, and intend to continue to take, all steps necessary to renew the registration of all our material service marks.

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

Employees

As of December 29, 2018, we employed 107  employees.

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

ITEM 1A:    RISK FACTORS

We are dependent on franchise renewals.

Each of our franchise agreements is 10 years long.  At the end of the term of each franchise agreement, each franchisee may, if certain conditions are met, “renew” the franchise relationship by signing a new 10-year franchise agreement.  As of December 29, 2018 each of our five franchised retail brands have the following number of franchise agreements that will expire over the next three years:

	2019	2020	2021
Plato’s Closet	45	46	56
Once Upon A Child	27	29	18
Play It Again Sports	15	25	43
Music Go Round	4	2	1
Style Encore	—	—	—
	91	102	118

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

We may incur concentration of credit risk in our lease portfolio.  As of December 29, 2018, leased assets with one customer represented approximately 26% of our total net investment in leases.

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

The terms of our $50.0 million line of credit and $37.5 million note facility impose certain operating and financial restrictions on us and require us to meet certain financial tests including tests related to minimum levels of debt service coverage and tangible net worth and maximum levels of leverage.  As of December 29, 2018, we were in compliance with all of our financial covenants under these facilities; however, failure to comply with these covenants in the future may result in default under one or both of these sources of capital and could result in acceleration of the related indebtedness.  Any such acceleration of indebtedness would have an adverse impact on our business activities and financial condition.

Sustained credit market deterioration could jeopardize the counterparty obligations of one or both of the banks participating in our line of credit facility, which could have an adverse impact on our business if we are not able to replace such credit facility or find other sources of liquidity on acceptable terms.

We have indebtedness.

We have indebtedness in connection with the purchase of shares in the 2017 Tender Offer (see Note 5 — “Shareholders’ Equity (Deficit)” and Note 6 — “Debt”), and we expect to incur additional indebtedness in connection with the purchase of shares in the 2019 Tender Offer (See Note 13 — “Subsequent Events”).  We expect to generate the cash necessary to pay our expenses, finance our leasing business and to pay the principal and interest on all of our outstanding debt from cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate.  Our ability to pay our expenses, finance our leasing business and meet our debt service obligations depends on our future performance, which may be affected by financial, business, economic, and other factors.  If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity.  In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all.  Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase our cost of capital.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 2:     PROPERTIES

We lease 41,016 square feet at our headquarters facility in Minneapolis, Minnesota.  We are obligated to pay rent monthly under the lease, and will pay an average of $765,600 annually over the remaining term that expires in 2029.  We are also obligated to pay estimated taxes and operating expenses as described in the lease, which change annually.  The total rentals, taxes and operating expenses paid may increase if we exercise any of our rights to acquire additional space described in the lease.  Our facilities are sufficient to meet our current and immediate future needs.

ITEM 3:     LEGAL PROCEEDINGS

We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 4:     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders, Dividends

Winmark Corporation’s common stock trades on the NASDAQ Global Market under the symbol “WINA”.  For dividend information see Note 5 – “Shareholders’ Equity (Deficit).”

At March 4, 2019, there were approximately 65 shareholders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

September 30, 2018 to November 3, 2018	986	$150.12	986	138,232
November 4, 2018 to December 1, 2018	2,992	$149.50	2,992	135,240
December 2, 2018 to December 29, 2018	4,636	$149.48	4,636	130,604

(1)

The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 5,000,000 shares, of which 130,604 may still be repurchased.

Performance Graph

In accordance with the rules of the SEC, the following graph compares the performance of our common stock on the NASDAQ Stock Market to the NASDAQ US Benchmark TR composite index and to the NASDAQ US Benchmark Retail TR industry index, of which we are a component.  The graph compares on an annual basis the cumulative total shareholder return on $100 invested on December 28, 2013 through our fiscal year ended December 29, 2018 and assumes reinvestment of all dividends.  The performance graph is not necessarily indicative of future investment performance.

ITEM 6:     SELECTED FINANCIAL DATA

The following table sets forth selected financial information for the periods indicated.  The information should be read in conjunction with the consolidated financial statements and related notes discussed in Items 8 and 15, and Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed in Item 7.

	Fiscal Year Ended
	(in thousands except per share data)
	December 29,		December 30,		December 31,		December 26,		December 27,
	2018		2017		2016		2015		2014
Revenue:
Royalties	$48,225		$45,644		$43,995		$41,908		$38,972
Leasing income	18,176		18,470		17,283		21,566		16,247
Merchandise sales	2,903		2,572		2,217		2,817		2,729
Franchise fees	1,580		1,541		1,564		1,788		1,990
Other	1,627		1,530		1,460		1,369		1,241
Total revenue	72,511		69,757		66,519		69,448		61,179
Cost of merchandise sold	2,741		2,433		2,101		2,653		2,620
Leasing expense	1,929		3,269		2,324		5,759		1,631
Provision for credit losses	39		9		18		(150)		63
Selling, general and administrative expenses	26,038		25,241		23,867		24,095		23,806
Income from operations	41,764		38,805		38,209		37,091		33,059
Interest expense	(2,448)		(2,366)		(2,343)		(1,802)		(484)
Interest and other income (expense)	(33)		13		(12)		(64)		14
Income before income taxes	39,283		36,452		35,854		35,225		32,589
Provision for income taxes	(9,158)		(11,871)		(13,706)		(13,425)		(12,522)
Net income	$30,125		$24,581		$22,148		$21,800		$20,067

Earnings per common share - diluted	$7.26		$5.66		$5.11		$4.69		$3.85
Weighted average shares outstanding - diluted	4,150		4,340		4,330		4,652		5,217
Cash dividends per common share	$0.56		$0.43		$0.37		$0.27		$5.23
Balance Sheet Data:
Working capital	$11,768		$12,020		$15,436		$16,920		$3,857
Total assets	46,663		48,842		48,582		47,406		54,728
Total debt	28,938		67,588		45,400		66,400		18,500
Shareholders’ equity (deficit)	(4,809)		(35,714)		(7,852)		(30,674)		21,610
Selected Financial Ratios:
Return on average assets	63.1%		50.5%		46.1%		42.7%		37.2%
Return on average equity	N/A	%	N/A	%	N/A	%	N/A	%	67.2%

(1)

We adopted a new revenue recognition standard on December 31, 2017 that was applied retrospectively to 2017 and 2016 (See Note 2, “Significant Accounting Policies: Recently Adopted Accounting Pronouncements”); financial information for years 2015 and 2014 has not been adjusted to reflect the new standard.

ITEM 7:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of December 29, 2018, we had 1,241 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands and had a leasing portfolio of $39.0 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees.  During 2018, our royalties increased $2.6 million or 5.7% compared to 2017.

Leasing income net of leasing expense in 2018 was $16.2 million compared to $15.2 million in 2017.  Fluctuations in period-to-period leasing income and leasing expense result primarily from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the purchases of equipment for lease customers and the medium- to long-term trend in the size of the leasing portfolio.  During 2018, we purchased $23.1 million in equipment for lease customers compared to $25.4 million in 2017 and $26.2 million in 2016.  Our leasing portfolio (net investment in leases — current and long-term) was $39.0 million at December 29, 2018 compared to $41.3 million at December 30, 2017 and $41.4 million at December 31, 2016.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During 2018, selling, general and administrative expense increased $0.8 million, or 3.2%, compared to the same period last year.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the fiscal year ended December 29, 2018:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/30/2017	OPENED	CLOSED	12/29/2018	RENEWAL	RENEWALS	% RENEWED
Plato’s Closet
Franchises - US and Canada	476	11	(7)	480	30	30	100%
Once Upon A Child
Franchises - US and Canada	360	24	(5)	379	16	16	100%
Play It Again Sports
Franchises - US and Canada	281	6	(6)	281	12	12	100%
Style Encore
Franchises - US and Canada	61	9	(3)	67	—	—	N/A
Music Go Round
Franchises - US	33	2	(1)	34	3	3	100%
Total Franchised Stores	1,211	52	(22)	1,241	61	61	100%

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  In 2018, we renewed 100% of franchise agreements up for renewal.  This percentage of renewal has ranged between 97% and 100% during the last three years.

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

Results of Operations

We adopted ASU 2014-09, Revenue from Contracts with Customers, effective December 31, 2017 using the full retrospective method. Our prior period financial results have been restated to reflect this adoption. (See Note 2 – “Significant Accounting Policies: Recently Adopted Accounting Pronouncements”).

The following table sets forth selected information from our Consolidated Statements of Operations expressed as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Fiscal Year Ended			Fiscal 2018	Fiscal 2017
	December 29,	December 30,	December 31,	over (under)	over (under)
	2018	2017	2016	2017	2016
Revenue:
Royalties	66.5%	65.4%	66.1%	5.7%	3.7%
Leasing income	25.1	26.5	26.0	(1.6)	6.9
Merchandise sales	4.0	3.7	3.3	12.9	16.0
Franchise fees	2.2	2.2	2.4	2.5	(1.5)
Other	2.2	2.2	2.2	6.3	4.8
Total revenue	100.0	100.0	100.0	3.9	4.9

Cost of merchandise sold	(3.8)	(3.5)	(3.2)	12.7	15.8
Leasing expense	(2.7)	(4.7)	(3.5)	(41.0)	40.7
Provision for credit losses	—	—	—	328.9	(51.4)
Selling, general and administrative expenses	(35.9)	(36.2)	(35.9)	3.2	5.8
Income from operations	57.6	55.6	57.4	7.6	1.6
Interest expense	(3.4)	(3.4)	(3.5)	3.4	1.0
Interest and other income (expense)	—	—	—	(357.4)	205.7
Income before income taxes	54.2	52.2	53.9	7.8	1.7
Provision for income taxes	(12.6)	(17.0)	(20.6)	(22.9)	(13.4)
Net income	41.6%	35.2%	33.3%	22.6%	11.0%

Revenue

Revenues for the year ended December 29, 2018 totaled $72.5 million compared to $69.8 million and $66.5 million for the comparable periods in 2017 and 2016, respectively.

Royalties and Franchise Fees

Royalties increased to $48.2 million for 2018 from $45.6 million for the same period in 2017, a 5.7% increase.  The increase was due to higher Plato’s Closet, Once Upon A Child and Style Encore royalties of $1.4 million, $0.8 million and $0.3 million, respectively.  The increase in royalties for these brands is primarily due to higher franchisee retail sales in these brands as well as having 29 additional franchise stores across these brands in 2018 compared to 2017.  In 2017, royalties increased $1.6 million compared to 2016.  This increase was primarily due to having 25 additional franchise stores in 2017 compared to 2016. Fiscal years 2018 and 2017 were 52-week years, while fiscal 2016 was a 53-week year, which also impacted the comparability of royalty revenue.

Franchise fees of $1.6 million for 2018 were comparable to $1.5 million for 2017 and $1.6 million for 2016.  Franchise fees include initial franchise fees from the sale of new franchises and transfer fees related to the transfer of existing franchises.  Franchise fee revenue is recognized over the estimated life of the franchise, beginning when the franchise opens.  An overview of retail brand franchise fees is presented in the Franchising subsection of the Business section (Item 1).

Leasing Income

Leasing income decreased to $18.2 million in 2018 compared to $18.5 million for the same period in 2017.  The decrease is primarily due to a lower level of equipment sales to customers.  Leasing income in 2017 increased $1.2 million compared to 2016 primarily due to a higher level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales increased to $2.9 million in 2018 from $2.6 million in 2017.  The increase is primarily due to an increase in technology purchases by our franchisees.  Direct Franchisee Sales in 2017 increased $0.4 million compared to 2016 as a result of increased technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold increased to $2.7 million in 2018 from $2.4 million in 2017.  The increase was due to an increase in Direct Franchisee Sales in 2018 discussed above.  Cost of merchandise sold in 2017 increased $0.3 million compared to 2016 due to an increase in Direct Franchisee Sales in 2017 discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for 2018, 2017 and 2016 was 94.4%, 94.6% and 94.8%, respectively.

Leasing Expense

Leasing expense decreased to $1.9 million in 2018 compared to $3.3 million in 2017.  The decrease is primarily due to a decrease in the associated costs of equipment sales to customers discussed above.  Leasing expense in 2017 increased $0.9 million compared to 2016 due to an increase in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was $38,600 in 2018 compared to $9,000 in 2017 and $18,500 in 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 3.2% to $26.0 million in 2018 from $25.2 million in 2017.  The increase was primarily due to increases in compensation and benefit expenses, occupancy and advertising production.  The $1.4 million, or 5.8%, increase in selling, general and administrative expenses in 2017 compared to 2016 was primarily due to increases in compensation and benefit expenses, advertising production and outside services, inclusive of amounts related to our launch of Winmark Franchise Partners.

Interest Expense

Interest expense of $2.4 million in 2018 was comparable to $2.4 million in 2017 and $2.3 million in 2016.

Income Taxes

The provision for income taxes was calculated at an effective rate of 24.1%, 32.6% and 38.2% for 2018, 2017 and 2016, respectively.  The lower effective rate in 2018 compared to 2017 is primarily due to the enactment of the Tax Cut and Jobs Act that reduced the federal corporate rate from 35% to 21% beginning in 2018. The lower effective rate in 2017 compared to 2016 is primarily due to the impact of the change in the federal rate from 35% to 21% on our deferred tax assets and liabilities.  (See Note 10 – “Income Taxes”).

Segment Comparison of Fiscal Years 2018, 2017 and 2016

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

	Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Revenue:
Franchising	$54,334,600	$51,287,100	$49,236,300
Leasing	18,176,500	18,470,200	17,283,600
Total revenue	$72,511,100	$69,757,300	$66,519,900

Reconciliation to income from operations:
Franchising segment contribution	$31,882,200	$29,513,900	$28,558,700
Leasing segment contribution	9,881,600	9,291,100	9,650,600
Total income from operations	$41,763,800	$38,805,000	$38,209,300

Revenues are all generated from United States operations other than franchising revenue from Canadian operations of $4.4 million, $3.8 million and $3.3 million in each of fiscal 2018, 2017 and 2016, respectively.

Franchising Segment Operating Income

The franchising segment’s 2018 operating income increased by $2.4 million, or 8.0%, to $31.9 million from $29.5 million for 2017.  The increase in segment contribution was primarily due to increased royalty revenues; partially offset by an increase in selling, general and administrative expenses.  The $1.0 million increase in the franchising segment’s 2017 operating income from 2016 was primarily due to increased royalty revenues; partially offset by an increase in selling, general and administrative expenses.

Leasing Segment Operating Income

The leasing segment’s operating income for 2018 increased by $0.6 million, or 6.4%, to $9.9 million from $9.3 million for 2017.  The increase in segment contribution was due to an increase in leasing income net of leasing expense; partially offset by an increase in selling, general and administrative expenses.  The $0.4 million decrease in the leasing segment’s 2017 operating income from 2016 was due to an increase in selling, general and administrative expenses.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the Consolidated Statements of Operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.

We ended 2018 with $2.6 million in cash, cash equivalents and restricted cash compared to $1.2 million in cash, cash equivalents and restricted cash at the end of 2017.

Operating activities provided $34.9 million of cash during 2018 compared to $25.2 million provided during 2017 and $26.3 million provided during 2016.  The increase in cash provided by operating activities in 2018 compared to 2017 was primarily due to a decrease in cash paid for income taxes.  A contributing factor to the decrease in cash provided by operating activities in 2017 compared to 2016 was an increase in cash paid for income taxes.

Investing activities provided $0.5 million of cash during 2018 compared to $0.1 million provided during 2017 and $3.2 million used during 2016.  Our most significant investing activities consist of the purchase of equipment for lease contracts and principal collections on lease receivables, as our franchising business is not capital intensive.  Purchase of equipment for lease customers in 2018 was $23.1 million compared to $25.4 million in 2017 and $26.2 million in 2016.  During 2018, principal collections on lease receivables were $24.3 million compared to $25.3 million during 2017 and $23.0 million during 2016.

Financing activities used $34.0 million of cash during 2018 compared to $25.4 million used during 2017 and $22.8 million used during 2016.  Our most significant financing activities over the past three years have consisted of net borrowings/payments on our debt facilities, the payment of dividends, repurchase of common stock, and net proceeds received from the exercise of stock options and discounted lease rentals.  During 2016, we made net payments on our Line of Credit and notes payable of $21.0 million, paid $1.5 million in cash dividends, repurchased 17,194 shares of our common stock for $1.6 million and received net proceeds from the exercise of stock options of $1.3 million. During 2017, we paid $1.8 million in cash dividends and used $49.9 million to purchase 400,000 shares of our common stock in a tender offer (the “2017 Tender Offer”). Net borrowings on our line of credit and notes payable of $22.2 million during 2017 were associated with these activities.  During 2018, we made net payments on our Line of Credit and notes payable of $38.7 million, paid $2.2 million in cash dividends, repurchased 12,384 shares of our common stock for $1.8 million; partially offset by $5.9 million in proceeds received from discounted lease rentals and $2.8 million of proceeds from the exercise of stock options. (See Note 5 — “Shareholders’ Equity (Deficit)” and Note 6 — “Debt”).

We have debt obligations and future operating lease commitments for our corporate headquarters and satellite office space.  As of December 29, 2018, we had no other material outstanding commitments.  (See Note 11 — “Commitments and Contingencies”).  The following table summarizes our significant future contractual obligations at December 29, 2018:

	Payments due by period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Contractual Obligations
Line of Credit(2)	$—	$—	$—	$—	$—
Notes payable(1)(2)	34,995,200	4,732,700	10,392,500	9,987,800	9,882,200
Operating Lease Obligations	8,640,400	503,700	1,546,100	1,547,700	5,042,900
Total Contractual Obligations	$43,635,600	$5,236,400	$11,938,600	$11,535,500	$14,925,100

(1)	Includes interest payable quarterly at rates ranging from 5.10% to 5.50% assuming principal payments in accordance with amortizing schedules.

(2)	Refer to Part II, Item 8 in this report under Note 6 — “Debt” for additional information regarding long-term debt.

As of December 29, 2018, we had no off-balance sheet arrangements.

We have a revolving credit with CIBC Bank USA (as successor by merger to The PrivateBank and Trust Company) and BMO Harris Bank N.A. (the “Line of Credit”). The Line of Credit,  which has a termination date of July 19, 2021, has been and will continue to be used for general corporate purposes.  In July 2019 and each subsequent July thereafter through the term of the facility, the aggregate commitments under the Line of Credit automatically reduce by $5.0 million.  The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of December 29, 2018,  our borrowing availability under our Line of Credit was $50.0 million (the lesser of the borrowing base or the aggregate Line of Credit). There were no borrowings outstanding under the line of credit leaving $50.0 million available for additional borrowings.

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

We have a Note Agreement (the “Note Agreement”) with Prudential Investment Management, Inc., its affiliates and managed accounts (“Prudential”) that was entered into in May 2015. As of December 29, 2018,  the aggregate principal outstanding under the Note Agreement was $28.9 million, consisting of $18.0 million from the $25.0 million Series A notes issued in May 2015 and $10.9 million from the $12.5 million Series B notes issued in August 2017.

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

As of December 29, 2018, we were in compliance with all of the financial covenants under the Line of Credit and Note Agreement.

On February 28, 2019, we announced the commencement of a self-tender to purchase up to 150,000 shares, or approximately 3.8% of our outstanding common stock, for a price of $159.63 per share (the “2019 Tender Offer”) for approximately $23.9 million plus expenses. We expect to pay for the shares tendered and associated fees with existing available cash and from funds borrowed under the Line of Credit.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During 2018, the Company collected $170,400 less than it estimated at December 30, 2017.  As of December 29, 2018, the Company’s royalty receivable was $1,396,000.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue over the estimated life of the franchise, beginning when the franchise is opened.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated condensed balance sheet.  As of December 29, 2018, deferred franchise fee revenue was $8,214,600.

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

A provision is charged against earnings to maintain the allowance for credit losses at the appropriate level.  If the actual results are different from the Company’s estimates, results could be different.  The Company’s policy is to charge-off against the allowance the estimated unrecoverable portion of accounts once they reach 121 days delinquent. (See Note 3 — “Investment in Leasing Operations”).

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

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies — Recently Issued Accounting Pronouncements and Recently Adopted Accounting Pronouncements”.

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incurs financial markets risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At December 29, 2018, the Company had available a $50.0 million line of credit with CIBC Bank USA and BMO Harris Bank N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (twelve months or less). The Company had no debt outstanding at December 29, 2018 under this line of credit.  The Company’s earnings would be affected by changes in short-term interest rates only in the event that it were to borrow amounts under this facility.  With the Company’s borrowings at December 29, 2018, a one percent increase in short-term rates would have no impact on annual pretax earnings.  The Company had no interest rate derivatives in place at December 29, 2018.

None of the Company’s cash and cash equivalents at December 29, 2018 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the year ended December 29, 2018, as less than 6% of the Company’s total revenues and 1% of expenses were denominated in a foreign currency.  Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $430,000.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Winmark Corporation and Subsidiaries

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 29, 2018	December 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$2,496,000	$1,073,200
Restricted cash	80,000	90,000
Receivables, less allowance for doubtful accounts of $400 and $400	1,553,100	1,796,000
Net investment in leases - current	18,547,500	15,332,300
Income tax receivable	565,500	2,161,800
Inventories	107,600	97,100
Prepaid expenses	901,600	901,600
Total current assets	24,251,300	21,452,000
Net investment in leases — long-term	20,455,500	25,945,300
Property and equipment:
Furniture and equipment	3,518,600	2,895,200
Building and building improvements	1,466,400	1,447,200
Less - accumulated depreciation and amortization	(4,118,800)	(3,855,600)
Property and equipment, net	866,200	486,800
Goodwill	607,500	607,500
Other assets	482,600	350,400
	$46,663,100	$48,842,000

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $13,900 and $13,900	$3,236,100	$3,236,100
Accounts payable	1,351,800	2,073,000
Accrued liabilities	3,128,600	1,837,300
Discounted lease rentals	3,021,900	570,800
Deferred revenue	1,744,900	1,714,900
Total current liabilities	12,483,300	9,432,100
Long-term Liabilities:
Line of credit	—	35,400,000
Notes payable, net of unamortized debt issuance costs of $82,600 and $96,500	25,604,900	28,841,000
Discounted lease rentals	2,723,500	1,121,600
Deferred revenue	8,432,400	8,595,300
Other liabilities	1,079,200	845,000
Deferred income taxes	1,148,300	320,500
Total long-term liabilities	38,988,300	75,123,400
Commitments and Contingencies	—	—
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,907,686 and 3,843,078 shares issued and outstanding	4,425,600	1,476,200
Retained earnings (accumulated deficit)	(9,234,100)	(37,189,700)
Total shareholders' equity (deficit)	(4,808,500)	(35,713,500)
	$46,663,100	$48,842,000

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Revenue:
Royalties	$48,224,500	$45,643,500	$43,994,900
Leasing income	18,176,500	18,470,200	17,283,600
Merchandise sales	2,903,100	2,572,200	2,216,900
Franchise fees	1,580,300	1,541,100	1,564,400
Other	1,626,700	1,530,300	1,460,100
Total revenue	72,511,100	69,757,300	66,519,900
Cost of merchandise sold	2,741,100	2,432,600	2,101,400
Leasing expense	1,929,300	3,269,100	2,323,800
Provision for credit losses	38,600	9,000	18,500
Selling, general and administrative expenses	26,038,300	25,241,600	23,866,900
Income from operations	41,763,800	38,805,000	38,209,300
Interest expense	(2,447,500)	(2,366,400)	(2,342,800)
Interest and other income (expense)	(33,200)	12,900	(12,200)
Income before income taxes	39,283,100	36,451,500	35,854,300
Provision for income taxes	(9,157,600)	(11,871,000)	(13,705,900)
Net income	$30,125,500	$24,580,500	$22,148,400
Earnings per share - basic	$7.77	$6.06	$5.37
Earnings per share - diluted	$7.26	$5.66	$5.11
Weighted average shares outstanding - basic	3,874,757	4,056,049	4,122,854
Weighted average shares outstanding - diluted	4,149,779	4,339,944	4,330,490

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016

Net income	$30,125,500	$24,580,500	$22,148,400
Other comprehensive income, before tax:
Unrealized holding net gains arising during period	—	15,900	36,900
Other comprehensive income, before tax	—	15,900	36,900
Income tax expense related to items of other comprehensive income:
Unrealized net gains/losses on marketable securities:
Unrealized holding net gains/losses arising during period	—	(6,000)	(13,900)
Income tax expense related to items of other comprehensive income	—	(6,000)	(13,900)
Other comprehensive income, net of tax	—	9,900	23,000
Comprehensive income	$30,125,500	$24,590,400	$22,171,400

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

Fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016

			Retained	Accumulated
			Earnings	Other
	Common Stock		(Accumulated	Comprehensive
	Shares	Amount	Deficit)	Income (Loss)	Total
BALANCE, December 26, 2015	4,124,767	$406,500	$(31,047,400)	$(32,900)	$(30,673,800)
Adoption of ASU 2014-09	—	—	(4,981,500)	—	(4,981,500)
Repurchase of common stock	(17,194)	(1,112,300)	(461,600)	—	(1,573,900)
Stock options exercised and related tax benefits	58,196	1,905,300	—	—	1,905,300
Compensation expense relating to stock options	—	1,776,600	—	—	1,776,600
Cash dividends	—	—	(1,526,800)	—	(1,526,800)
Comprehensive income (as adjusted)	—	—	22,148,400	23,000	22,171,400
BALANCE, December 31, 2016	4,165,769	2,976,100	(15,868,900)	(9,900)	(12,902,700)
Repurchase of common stock	(400,000)	(5,766,200)	(44,136,300)	—	(49,902,500)
Stock options exercised and related tax benefits	77,309	2,309,700	—	—	2,309,700
Compensation expense relating to stock options	—	1,956,600	—	—	1,956,600
Cash dividends	—	—	(1,765,000)	—	(1,765,000)
Comprehensive income (as adjusted)	—	—	24,580,500	9,900	24,590,400
BALANCE, December 30, 2017	3,843,078	1,476,200	(37,189,700)	—	(35,713,500)
Repurchase of common stock	(12,384)	(1,846,400)	—	—	(1,846,400)
Stock options exercised	76,992	2,819,700	—	—	2,819,700
Compensation expense relating to stock options	—	1,976,100	—	—	1,976,100
Cash dividends	—	—	(2,169,900)	—	(2,169,900)
Comprehensive income	—	—	30,125,500	—	30,125,500
BALANCE, December 29, 2018	3,907,686	$4,425,600	$(9,234,100)	$—	$(4,808,500)

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
OPERATING ACTIVITIES:
Net income	$30,125,500	$24,580,500	$22,148,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	314,100	355,400	420,500
Provision for credit losses	38,600	9,000	18,500
Compensation expense related to stock options	1,976,100	1,956,600	1,776,600
Deferred income taxes	827,800	(1,370,300)	(305,400)
Gain on sale of marketable securities	—	(1,400)	12,600
Deferred initial direct costs	(1,367,800)	(416,300)	(535,800)
Amortization of deferred initial direct costs	1,048,500	447,700	471,100
Tax benefits on exercised stock options	403,800	882,300	599,400
Change in operating assets and liabilities:
Receivables	242,900	(316,800)	(62,300)
Income tax receivable/payable	1,192,500	(1,371,300)	1,597,700
Inventories	(10,500)	(9,600)	(42,300)
Prepaid expenses	—	242,400	(367,000)
Other assets	(132,200)	(15,500)	25,500
Accounts payable	(721,200)	381,000	48,700
Accrued and other liabilities	1,490,000	(174,400)	(253,400)
Rents received in advance and security deposits	(358,200)	126,700	759,900
Deferred revenue	(132,900)	(98,300)	(36,000)
Net cash provided by operating activities	34,937,000	25,207,700	26,276,700
INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	—	217,200	52,200
Purchase of property and equipment	(693,500)	(72,600)	(68,600)
Purchase of equipment for lease contracts	(23,104,800)	(25,403,200)	(26,211,100)
Principal collections on lease receivables	24,252,200	25,343,800	23,006,800
Net cash provided by (used for) investing activities	453,900	85,200	(3,220,700)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	7,300,000	51,900,000	18,800,000
Payments on line of credit	(42,700,000)	(39,900,000)	(37,800,000)
Proceeds from borrowings on notes payable	—	12,500,000	—
Payments on notes payable	(3,250,000)	(2,312,500)	(2,000,000)
Repurchases of common stock	(1,846,400)	(49,902,500)	(1,573,900)
Proceeds from exercises of stock options	2,819,700	2,309,700	1,305,900
Dividends paid	(2,169,900)	(1,765,000)	(1,526,800)
Proceeds from discounted lease rentals	5,868,500	1,747,700	—
Net cash used for financing activities	(33,978,100)	(25,422,600)	(22,794,800)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,412,800	(129,700)	261,200
Cash, cash equivalents and restricted cash, beginning of period	1,163,200	1,292,900	1,031,700
Cash, cash equivalents and restricted cash, end of period	$2,576,000	$1,163,200	$1,292,900
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,497,000	$2,176,100	$2,296,000
Cash paid for income taxes	$6,727,600	$13,585,200	$11,801,400

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the same amounts shown above:

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Cash and cash equivalents	$2,496,000	$1,073,200	$1,252,900
Restricted cash	80,000	90,000	40,000
Total cash, cash equivalents and restricted cash	$2,576,000	$1,163,200	$1,292,900

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2018, December 30, 2017 and December 31, 2016

1.     Organization and Business:

Winmark Corporation and subsidiaries (the Company) offers licenses to operate franchises using the service marks Plato’s Closet®, Play It Again Sports®, Once Upon A Child®, Style Encore® and Music Go Round®.  In addition, the Company sells point-of-sale system hardware to its franchisees and certain merchandise to its Play It Again Sports franchisees.  The Company uses its Winmark Franchise Partners® mark in connection with its strategic consulting and corporate development activities. The Company also operates both middle market and small-ticket equipment leasing businesses under the Winmark Capital® and Wirth Business Credit® marks. The Company has a 52/53-week fiscal year that ends on the last Saturday in December. Fiscal years 2018 and 2017 were 52-week fiscal years, while 2016 was a 53-week fiscal year.

Following is a summary of our franchising activity for the fiscal year ended December 29, 2018:

	12/30/2017	OPENED	CLOSED	12/29/2018
Plato’s Closet
Franchises - US and Canada	476	11	(7)	480
Once Upon A Child
Franchises - US and Canada	360	24	(5)	379
Play It Again Sports
Franchises - US and Canada	281	6	(6)	281
Style Encore
Franchises - US and Canada	61	9	(3)	67
Music Go Round
Franchises - US	33	2	(1)	34
Total Franchised Stores	1,211	52	(22)	1,241

2.     Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Winmark Capital Corporation, Wirth Business Credit, Inc. and Grow Biz Games, Inc. All material inter-company transactions have been eliminated in consolidation.

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.  Cash equivalents are stated at cost, which approximates fair value.  As of December 29, 2018 and December 30, 2017, the Company had $83,000 and $8,700 of cash located in Canadian banks.  The Company holds its cash and cash equivalents with financial institutions and at times, such balances may be in excess of insurance limits.

Receivables

The Company provides an allowance for doubtful accounts on trade receivables.  The allowance for doubtful accounts was $400 at each of December 29, 2018 and December 30, 2017.  If receivables in excess of the provided allowance are determined uncollectible, they are charged to expense in the year the determination is made.  Trade receivables are written off when they become uncollectible (which generally occurs when the franchise terminates and there is no reasonable expectation of collection), and payments subsequently received on such receivable are credited to the allowance for doubtful accounts.  Historically, receivables balances written off have not exceeded allowances provided.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2018, December 30, 2017 and December 31, 2016

Restricted Cash

The Company is required by certain states to maintain initial franchise fees in a restricted bank account until the franchise opens.  The use of these funds by the Company is restricted until the franchise opens.  Cash held in escrow totaled $80,000 and $90,000 at December 29, 2018 and December 30, 2017, respectively.

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

December 29, 2018, December 30, 2017 and December 31, 2016

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

Goodwill

The Company reviews its goodwill for impairment at its fiscal year end or whenever events or changes in circumstances indicate that there has been impairment in the value of its goodwill.  No impairment was noted during the years ended December 29, 2018 and December 30, 2017.  Goodwill of $607,500 in the consolidated balance sheets at December 29, 2018 and December 30, 2017 is all attributable to the Franchising segment.

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

Advertising

Advertising costs are charged to operating expenses as incurred.  Advertising costs were $423,400, $307,700 and $200,300 for fiscal years 2018, 2017 and 2016, respectively.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2018, December 30, 2017 and December 31, 2016

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

Revenue Recognition - Franchising

The following is a description of the principal sources of revenue for the company’s franchising segment. The Company’s performance obligations under franchise agreements consist of (a) a franchise license, including a license to use one of our brands, (b) a point-of-sale software license, (c) initial services, such as pre-opening training and marketing support, and (d) ongoing services, such as marketing services and operational support. These performance obligations are highly interrelated so we do not consider them to be individually distinct and therefore account for them under ASC 606 as a single performance obligation, which is satisfied by providing a right to use our intellectual property over the estimated life of the franchise. The disaggregation of the Company’s franchise revenue is presented within the Revenue lines of the Consolidated Statements of Operations with the amounts included in Revenue: Other delineated below. For more detailed information about reportable segments, see Note 12 – “Segment Reporting”.

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

Franchise Fees

The Company collects initial franchise fees when franchise agreements are signed.  The Company recognizes franchise fee revenue over the estimated life of the franchise, beginning with the opening of the franchise, which is when the Company has performed substantially all initial services required by the franchise agreement and the franchisee benefits from the rights afforded by the franchise agreement. The Company had deferred franchise fee revenue of $8,214,600 and $8,375,600 at December 29, 2018 and December 30, 2017, respectively.

Marketing Fees

Marketing fee revenue is included in the Revenue: Other line of the Consolidated Statements of Operations.  The Company bills and collects annual marketing fees from its franchisees at various times throughout the year.  The Company recognizes marketing fee revenue on a straight line basis over the franchise duration.  The Company

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2018, December 30, 2017 and December 31, 2016

recognized $1.3 million, $1.2 million and $1.2 million for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively.

Software License Fees

Software license fee revenue is included in the Revenue: Other line of the Consolidated Statements of Operations.  The Company bills and collects software license fees from its franchisees when the point-of-sale system is provided to the franchisee.  The Company recognizes software license fee revenue on a straight line basis over the franchise duration.  The Company recognized $0.3 million for each of the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016. The Company had deferred software license fees of $1,767,700 and $1,779,600 at December 29, 2018 and December 30, 2017, respectively.

Contract Liabilities

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees described above.

Commission Fees

The Company capitalizes incremental commission fees paid as a result of obtaining franchise agreement contracts. Capitalized commission fees of $0.6 million and $0.4 million are outstanding at December 29, 2018 and December 30, 2017, respectively and are included in Prepaid expenses and Other assets of the Consolidated Balance Sheets.

Capitalized commission fees are amortized over the life of the franchise and are included in selling, general and administrative expenses. During the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, the Company recognized $99,500, $98,800 and $102,500 of commission fee expense, respectively.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2018, December 30, 2017 and December 31, 2016

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Denominator for basic EPS — weighted average common shares	3,874,757	4,056,049	4,122,854
Dilutive shares associated with option plans	275,022	283,895	207,636
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	4,149,779	4,339,944	4,330,490
Options excluded from EPS calculation — anti-dilutive	21,933	24,516	31,590

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which provides guidance on accounting for leases that supersedes existing lease accounting guidance.  The ASU’s core principle is that a lessee should recognize lease assets and lease liabilities for those leases classified as operating leases under existing lease accounting guidance.  The new standard also makes targeted changes to lessor accounting.  In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard.  In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. This guidance is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company presently expects to use the prospective approach of adoption when the new guidance is adopted in the first quarter of 2019. Upon adoption, as a lessee, the Company expects to recognize operating lease right-of-use assets and operating lease liabilities on its balance sheet of approximately $6.0 to $6.5 million based on the present value of the remaining minimum rental payments under existing operating leases, discounted using the Company’s incremental borrowing rate. The Company does not expect the adoption of the standard to have a material impact on its Consolidated Statements of Operations, Shareholders’ Equity (Deficit) or Cash Flows. The Company does not expect the recognition of the additional operating lease liabilities to have any impact on its credit facility debt covenants. As a lessor, the Company does not expect adoption of the new standard to have a material effect on its Consolidated Financial Statements, but does expect to add new disclosures about its leasing activities.

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

December 29, 2018, December 30, 2017 and December 31, 2016

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition that supersedes existing revenue recognition guidance (but does not apply to nor supersede accounting guidance for lease contracts).  The ASU’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The Company adopted ASU 2014-09 in the first quarter of 2018, using the full retrospective method.

The adoption of this guidance did not impact the Company’s recognition of leasing revenues or revenue from royalties that are based on a percentage of franchisee sales. Upon adoption, initial franchise fees, which were previously recognized upon the opening of a franchise, are deferred and recognized over the term of the estimated life of the franchise. The effect of the required deferral of initial franchise fees received in a given year was mitigated by the recognition of revenue from fees retrospectively deferred from prior years. The Company bills and collects marketing fees from its franchisees at various times throughout the year. This amount is included in the Revenue: Other line of the Consolidated Statements of Operations. Previously, marketing fees were recognized at the time of billing. In accordance with the new guidance, the Company recognizes marketing fee revenue on a straight line basis over the franchise duration. The Company previously recognized commission fees related to franchise agreement contracts as selling expenses when they were incurred. In accordance with the new guidance, the Company capitalizes the commission fees as costs of obtaining a contract and amortizes them over the franchise duration.

Adoption of the standard using the full retrospective method also required the Company to adjust certain previously reported results, as shown in the tables below:

Consolidated Statement of Operations:	Year Ended December 30, 2017			Year Ended December 31, 2016
	As Previously			As Previously
	Reported	Adjustments	As Adjusted	Reported	Adjustments	As Adjusted
Revenue:
Franchise fees	$1,529,700	$11,400	$1,541,100	$1,624,800	$(60,400)	$1,564,400
Selling, general and administrative expenses	25,250,600	(9,000)	25,241,600	23,835,600	31,300	23,866,900
Provision for income taxes	(11,866,000)	(5,000)	(11,871,000)	(13,728,400)	22,500	(13,705,900)
Net income	24,565,100	15,400	24,580,500	22,217,600	(69,200)	22,148,400
Earnings per share - basic	$6.06	$0.00	$6.06	$5.39	$(0.02)	$5.37
Earnings per share - diluted	$5.66	$0.00	$5.66	$5.13	$(0.02)	$5.11

Consolidated Balance Sheet:	December 30, 2017
	As Previously
	Reported	Adjustments	As Adjusted
Assets
Prepaid expenses	$814,800	$86,800	$901,600
Other assets	—	350,400	350,400

Liabilities and Shareholders' Equity (Deficit):
Deferred revenue-Current	$1,736,200	$(21,300)	$1,714,900
Deferred revenue-Long term	1,465,500	7,129,800	8,595,300
Deferred income taxes	1,956,500	(1,636,000)	320,500
Retained earnings (accumulated deficit)	(32,154,400)	(5,035,300)	(37,189,700)

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2018, December 30, 2017 and December 31, 2016

Throughout this report, our 2017 and 2016 financial results reflect the “As Adjusted” amounts shown in the tables above. See the Consolidated Statements of Shareholders’Equity (Deficit) for the impact of the adoption of the new standard on our shareholders’ equity (deficit). The adoption of the new standard had no impact on the Company’s cash flows from operating activities, investing activities or financing activities.

Reclassifications

In addition to the adjustments noted above, certain reclassifications of previously reported amounts have been made to conform to the current year presentation. Such reclassifications did not impact net income or shareholders’ equity (deficit) as previously reported.

3.     Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	December 29, 2018	December 30, 2017
Direct financing and sales-type leases:
Minimum lease payments receivable	$40,822,400	$36,119,700
Estimated residual value of equipment	4,741,200	4,762,700
Unearned lease income net of initial direct costs deferred	(6,739,900)	(5,371,900)
Security deposits	(4,118,300)	(4,526,000)
Equipment installed on leases not yet commenced	5,094,800	10,989,700
Total investment in direct financing and sales-type leases	39,800,200	41,974,200
Allowance for credit losses	(861,200)	(711,200)
Net investment in direct financing and sales-type leases	38,939,000	41,263,000
Operating leases:
Operating lease assets	777,000	1,045,400
Less accumulated depreciation and amortization	(713,000)	(1,030,800)
Net investment in operating leases	64,000	14,600
Total net investment in leasing operations	$39,003,000	$41,277,600

As of December 29, 2018, the $39.0 million total net investment in leases consists of $18.5 million classified as current and $20.5 million classified as long-term. As of December 30, 2017, the $41.3 million total net investment in leases consists of $15.3 million classified as current and $26.0 million classified as long-term.

As of December 29, 2018, leased assets with two customers approximated 24% and 11%, respectively, of the Company’s total assets. As of December 30, 2017, leased assets with one customer approximated 26% of the Company’s total assets.  A portion of the lease payments receivable from these customers is assigned as collateral in non-recourse financing with financial institutions. See Note 8 – “Discounted Lease Rentals”.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows as of December 29, 2018:

	Direct Financing and Sales-Type Leases		Operating Leases
	Minimum Lease	Income	Minimum Lease
Fiscal Year	Payments Receivable	Amortization	Payments Receivable
2019	$25,060,400	$5,350,300	$76,900
2020	12,094,200	1,244,800	—
2021	3,641,700	142,900	—
2022	13,700	1,300	—
2023	8,000	500	—
Thereafter	4,400	100	—
	$40,822,400	$6,739,900	$76,900

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2018, December 30, 2017 and December 31, 2016

The activity in the allowance for credit losses for leasing operations during 2018, 2017 and 2016, respectively, is as follows:

	December 29, 2018	December 30, 2017	December 31, 2016
Balance at beginning of period	$711,200	$896,000	$859,100
Provisions charged to expense	38,600	9,000	18,500
Recoveries	213,500	8,600	47,700
Deductions for amounts written-off	(102,100)	(202,400)	(29,300)
Balance at end of period	$861,200	$711,200	$896,000

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	December 29, 2018		December 30, 2017
	Investment	Allowance for	Investment	Allowance for
	In Leases	Credit Losses	In Leases	Credit Losses
Collectively evaluated for loss potential	$39,800,200	861,200	$41,974,200	$711,200
Individually evaluated for loss potential	—	—	—	—
Total	$39,800,200	$861,200	$41,974,200	$711,200

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

	December 29, 2018
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$38,395,000	$—	$—	$70,000	$38,465,000
Small-Ticket	1,335,200	—	—	—	1,335,200
Total Investment in Leases	$39,730,200	$—	$—	$70,000	$39,800,200

	December 30, 2017
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$40,657,500	$133,700	$—	$—	$40,791,200
Small-Ticket	1,183,000	—	—	—	1,183,000
Total Investment in Leases	$41,840,500	$133,700	$—	$—	$41,974,200

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2018, December 30, 2017 and December 31, 2016

4.     Receivables:

The Company’s current receivables consisted of the following:

	December 29, 2018	December 30, 2017
Trade	$19,700	$9,800
Royalty	1,396,000	1,574,500
Other	137,400	211,700
	$1,553,100	$1,796,000

The activity in the allowance for doubtful accounts for trade receivables is as follows:

	December 29, 2018	December 30, 2017	December 31, 2016
Balance at beginning of year	$400	$2,100	$200
Provisions charged to expense	(300)	(1,600)	2,800
Deductions for amounts written-off	300	(100)	(900)
Balance at end of year	$400	$400	$2,100

As part of its normal operating procedures, the Company requires Standby Letters of Credit as collateral for a portion of its trade receivables.

5.     Shareholders’ Equity (Deficit):

Dividends

In 2018, the Company declared and paid quarterly cash dividends totaling $0.56 per share ($2.2 million).

In 2017, the Company declared and paid quarterly cash dividends totaling $0.43 per share ($1.8 million).

In 2016, the Company declared and paid quarterly cash dividends totaling $0.37 per share ($1.5 million).

Repurchase of Common Stock

In 2018 the Company purchased 12,384 shares of our common stock for an aggregate purchase price of $1.8 million or $149.10 per share.

In July 2017, the Company’s Board of Directors authorized the repurchase of up to 400,000 shares of our common stock for a price of $124.48 per share through a tender offer (the “2017 Tender Offer”). The 2017 Tender Offer began on the date of the announcement, July 19, 2017 and expired on August 16, 2017. Upon expiration, the Company accepted for payment 400,000 shares for a total purchase price of approximately $49.9 million, including fees and expenses related to the 2017 Tender Offer. The 2017 Tender Offer was financed by net borrowings under the Line of Credit and Notes Payable. (See Note 6 – “Debt”).

In 2016 the Company purchased 17,194 shares of our common stock for an aggregate purchase price of $1.6 million or $91.54 per share.

Under a previous Board of Directors’ authorization, as of December 29, 2018 the Company has the ability to repurchase an additional 130,604 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2018, December 30, 2017 and December 31, 2016

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

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of December 29, 2018 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 26, 2015	668,740	$53.73	6.41	$25,582,300
Granted	69,600	112.07
Exercised	(61,169)	26.21
Forfeited	(3,501)	80.31
Outstanding, December 31, 2016	673,670	62.11	6.11	43,139,100
Granted	69,500	128.00
Exercised	(80,236)	33.41
Forfeited	(4,750)	95.28
Outstanding, December 30, 2017	658,184	72.33	5.87	37,723,800
Granted	69,000	149.51
Exercised	(79,241)	39.37
Forfeited	(8,563)	119.24
Outstanding, December 29, 2018	639,380	$84.12	5.61	$47,808,100
Exercisable, December 29, 2018	472,105	$67.95	4.55	$42,932,300

The fair value of options granted under the Option Plans during 2018, 2017 and 2016 were estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Risk free interest rate	2.73%	2.05%	1.80%
Expected life (years)	6	6	6
Expected volatility	19.94%	25.64%	27.13%
Dividend yield	1.13%	1.10%	1.23%
Option fair value	$32.45	$32.07	$28.54

The total intrinsic value of options exercised during 2018, 2017 and 2016 was $8.3 million, $7.7 million and $4.8 million, respectively.  The total fair value of shares vested during 2018, 2017 and 2016 was $7.8 million, $7.3 million and $6.9 million, respectively.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2018, December 30, 2017 and December 31, 2016

During 2018, 2017 and 2016, option holders surrendered 2,249 shares, 2,927 shares and 2,973 shares, respectively, of previously owned common stock as payment for option shares exercised as provided for by the Option Plans.  All unexercised options at December 29, 2018 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $1,976,100,  $1,956,600 and $1,776,600 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in 2018, 2017 and 2016, respectively.  As of December 29, 2018, the Company had $4.4 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.6 years.

6.     Debt:

Line of Credit

As of December 29, 2018 there were no borrowings outstanding under the Company’s revolving credit facility with CIBC Bank USA (as successor by merger to The PrivateBank and Trust Company) and BMO Harris Bank N.A. (the “Line of Credit”).

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
•

Permit the Company to sell up to $15.0 million in term notes to one or more affiliates or managed accounts of Prudential Investment Management, Inc. (“Prudential”) to partially fund the 2017 Tender Offer.

The Line of Credit has been and will continue to be used for general corporate purposes.  During 2017, the Line of Credit was used to finance in part the 2017 Tender Offer (as indicated above).  Borrowings under the Line of Credit are subject to certain borrowing base limitations, and the Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  In July 2019 and each subsequent July thereafter through the term of the facility, the aggregate commitments under the Line of Credit automatically reduce by $5.0 million.  As of December 29, 2018, the Company was in compliance with all of its financial covenants and the Company’s additional borrowing availability under the Line of Credit was $50.0 million.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2018, December 30, 2017 and December 31, 2016

In August 2017, the Company issued $12.5 million of Series B notes to finance in part the 2017 Tender Offer. As of December 29, 2018, with the 18.0 million of principal outstanding from the $25.0 million of Series A notes issued in May 2015, the aggregate principal outstanding under the Note Agreement was $28.9 million.

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and tangible net worth and maximum levels of leverage (all as defined within the Note Agreement).  As of December 29, 2018, the Company was in compliance with all of its financial covenants.

In connection with the Note Agreement, the Company incurred debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

7.     Accrued Liabilities:

Accrued liabilities at December 29, 2018 and December 30, 2017 are as follows:

	December 29, 2018	December 30, 2017
Accrued compensation and benefits	$1,490,700	$970,200
Deferred rent	91,100	241,400
Accrued interest	218,600	357,100
Accrued purchases of goods and services	716,400	107,300
Other	611,800	161,300
	$3,128,600	$1,837,300

8.      Discounted Lease Rentals

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 6.43% at December 29, 2018 on a non-recourse basis. As of December 29, 2018,  $3.0 million of the $5.7 million liability balance is current.

9.     Contract Liabilities:

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees. The table below presents the activity of the current and noncurrent deferred franchise revenue during fiscal years 2018 and 2017, respectively:

	December 29, 2018	December 30, 2017
Balance at beginning of period	$10,310,200	$10,408,500
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	1,749,100	1,725,100
Fees earned that were included in the balance at the beginning of the period	(1,882,000)	(1,823,400)
Balance at end of period	$10,177,300	$10,310,200

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2018, December 30, 2017 and December 31, 2016

The following table illustrates future estimated revenue to be recognized for the next five fiscal years and fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 29, 2018:

Contract Liabilities expected to be recognized in	Amount
2019	$1,744,900
2020	1,608,400
2021	1,469,600
2022	1,324,700
2023	1,153,400
Thereafter	2,876,300
$10,177,300

10.     Income Taxes:

A reconciliation of the expected federal income tax expense based on the federal statutory tax rate to the actual income tax expense is provided below:

	Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Federal income tax expense at statutory rate (21%, 35%, 35%)	$8,249,400	$12,758,000	$12,549,000
Change in valuation allowance	(13,800)	7,500	13,800
State and local income taxes, net of federal benefit	1,334,100	1,057,100	1,019,000
Permanent differences, including stock option expenses	(355,500)	(628,400)	84,300
Adjustment to uncertain tax positions	4,500	77,800	2,900
Rate change	—	(1,540,300)	—
Other, net	(61,100)	139,300	36,900
Actual income tax expense	$9,157,600	$11,871,000	$13,705,900

Components of the provision for income taxes are as follows:

	Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Current:
Federal	$6,355,800	$10,296,100	$12,029,600
State	1,551,000	1,688,100	1,605,700
Foreign	423,000	365,900	396,600
Current provision	8,329,800	12,350,100	14,031,900
Deferred:
Federal	967,300	(463,800)	(306,700)
State	(139,500)	(15,300)	(19,300)
Deferred provision	827,800	(479,100)	(326,000)
Total provision for income taxes	$9,157,600	$11,871,000	$13,705,900

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2018, December 30, 2017 and December 31, 2016

The tax effects of temporary differences that give rise to the net deferred income tax assets and liabilities are presented below:

	December 29, 2018	December 30, 2017
Deferred tax assets:
Accounts receivable and lease reserves	$215,900	$179,800
Non-qualified stock option expense	2,071,600	1,800,600
Deferred revenue	2,020,100	2,197,800
Trademarks	39,800	44,300
Lease deposits	1,004,700	1,110,000
Loss from and impairment of equity and note investments	2,620,700	2,634,500
Valuation allowance	(2,620,700)	(2,634,500)
Other	331,400	190,600
Total deferred tax assets	5,683,500	5,523,100
Deferred tax liabilities:
Lease revenue and initial direct costs	(6,664,800)	(5,707,000)
Depreciation and amortization	(167,000)	(136,600)
Total deferred tax liabilities	(6,831,800)	(5,843,600)
Total net deferred tax liabilities	$(1,148,300)	$(320,500)

On December 22, 2017, the Tax Cut and Jobs Act (the “Tax Act”) was signed into law. The Tax Act made changes to the U.S. tax code that affected our income tax rates in 2017 and 2018, notably the reduction of the U.S. federal corporate income tax rate from 35% to 21% beginning in 2018.  Accounting guidance applicable to income taxes required us to recognize the impact of the change in tax rate on our existing deferred tax assets and liabilities as of the date that the Tax Act was signed into law. We recorded a reduction in our 2017 income tax expense of $1.5 million and a corresponding reduction in our net deferred income tax liabilities as a result of the decrease in the federal income tax rate.

During the years ended December 29, 2018, December 30, 2017 and December 31, 2016,  $0,  $0 and $599,400,  respectively, was directly credited to stockholders’ equity to account for excess tax benefits related to stock option exercises.

The Company has assessed its taxable earnings history and prospective future taxable income.  Based upon this assessment, the Company has determined that it is more likely than not that its deferred tax assets will be realized in future periods and no valuation allowance is necessary, except for the deferred tax assets related to the loss from and impairment of equity and note investments (which are capital losses for tax purposes).  As a result, valuation allowances of $2.6 million and $2.6 million as of December 29, 2018 and December 30, 2017, respectively, have been recorded.

The amount of unrecognized tax benefits, including interest and penalties, as of December 29, 2018 and December 30, 2017, was $589,000 and $583,100, respectively, primarily for potential state taxes.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense for all periods presented.  The Company had accrued approximately $37,700 and $32,000 for the payment of interest and penalties at December 29, 2018 and December 30, 2017, respectively.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2018, December 30, 2017 and December 31, 2016

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Total
Balance at December 31, 2016	$479,500
Increases related to current year tax positions	192,900
Subtractions for tax positions of prior years	(8,300)
Expiration of the statute of limitations for the assessment of taxes	(113,000)
Balance at December 30, 2017	551,100
Increases related to current year tax positions	135,600
Expiration of the statute of limitations for the assessment of taxes	(135,400)
Balance at December 29, 2018	$551,300

The Company and its subsidiaries file income tax returns in the U.S. federal, numerous state and certain foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014. We expect various statutes of limitation to expire during the next 12 months.  Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

11.     Commitments and Contingencies:

Employee Benefit Plan

The Company provides a 401(k) Savings Incentive Plan which covers substantially all employees.  The plan provides for matching contributions and optional profit-sharing contributions at the discretion of the Board of Directors.  Employee contributions are fully vested; matching and profit sharing contributions are subject to a five-year service vesting schedule.  Company contributions to the plan for 2018, 2017 and 2016 were $361,400,  $319,700 and $309,800, respectively.

Operating Leases

As of December 29, 2018, the Company rents its corporate headquarters in a facility with a lease that expires in December 2029 as well as satellite office space in California with a lease that expires in August 2022. These leases require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rent.  Total rent expense under operating leases, inclusive of maintenance, insurance, taxes and other expenses, was $1,235,000 in 2018,  $1,102,000 in 2017 and $1,066,500 in 2016.  As of December 29, 2018, minimum rental commitments under noncancelable operating leases, exclusive of maintenance, insurance, taxes and other expenses, are as follows:

2019	$503,700
2020	762,500
2021	783,600
2022	784,400
2023	763,300
Thereafter	5,042,900
Total	$8,640,400

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

December 29, 2018, December 30, 2017 and December 31, 2016

Cash or lease incentives received upon entering into certain leases (“tenant allowances”) are recognized on a straight-line basis as a reduction to rent from the date we take possession of the property through the end of the initial lease term.  We record the unamortized portion of tenant allowances as a part of deferred rent, in accrued liabilities or other liabilities, as appropriate.

At December 29, 2018 and December 30, 2017, total deferred rent included in our consolidated balance sheets was $0.3 million and $0.4 million, respectively, of which $0.2 million and $0.2 million, respectively was included in other liabilities.

Litigation

The Company is exposed to a number of asserted and unasserted legal claims encountered in the normal course of business.  Management believes that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

12.     Segment Reporting:

The Company currently has two reportable business segments, franchising and leasing.  The franchising segment franchises value-oriented retail store concepts that buy, sell, trade and consign merchandise as well as provides strategic consulting services related to franchising.  The leasing segment includes (i) Winmark Capital Corporation, a middle-market equipment leasing business and (ii) Wirth Business Credit, Inc., a small-ticket financing business.  Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses.  The Company’s internal management reporting is the basis for the information disclosed for its business segments and includes allocation of shared-service costs.  Segment assets are those that are directly used in or identified with segment operations, including cash, restricted cash, accounts receivable, prepaid expenses, inventory, property and equipment, investment in leasing operations and goodwill.  Unallocated assets include corporate cash and cash equivalents, current and deferred tax amounts and other corporate assets.  Inter-segment balances and transactions have been eliminated.  The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	Year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Revenue:
Franchising	$54,334,600	$51,287,100	$49,236,300
Leasing	18,176,500	18,470,200	17,283,600
Total revenue	$72,511,100	$69,757,300	$66,519,900

Reconciliation to operating income:
Franchising segment contribution	$31,882,200	$29,513,900	$28,558,700
Leasing segment contribution	9,881,600	9,291,100	9,650,600
Total operating income	$41,763,800	$38,805,000	$38,209,300

Depreciation and amortization:
Franchising	$240,500	$271,300	$325,200
Leasing	73,600	84,100	95,300
Total depreciation and amortization	$314,100	$355,400	$420,500

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 29, 2018, December 30, 2017 and December 31, 2016

	As of
	December 29, 2018	December 30, 2017
Identifiable assets:
Franchising	$5,208,400	$4,051,400
Leasing	40,490,000	42,153,600
Unallocated	964,700	2,637,000
Total	$46,663,100	$48,842,000

Revenues are all generated from United States operations other than franchising revenues from Canadian operations of $4.4 million, $3.8 million and $3.3 million in each of fiscal 2018, 2017 and 2016, respectively.  All long-lived assets are located within the United States.

13.     Subsequent Events:

On February 28, 2019, the Company announced the commencement of a self-tender to purchase up to 150,000 shares, or approximately 3.8% of our outstanding common stock, for a price of $159.63 per share (the “2019 Tender Offer”) for approximately $23.9 million plus expenses.

14.     Quarterly Financial Data (Unaudited):

The Company’s unaudited quarterly results for the years ended December 29, 2018 and December 30, 2017 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2018
Total Revenue	$18,161,000	$18,159,800	$19,118,500	$17,071,800	$72,511,100
Income from Operations	10,074,200	10,074,700	11,435,300	10,179,600	41,763,800
Net Income	6,960,400	7,143,000	8,364,300	7,657,800	30,125,500
Net Income Per Common Share — Basic	$1.81	$1.85	$2.15	$1.96	$7.77
Net Income Per Common Share — Diluted	$1.69	$1.73	$2.01	$1.83	$7.26

2017(1)
Total Revenue	$17,810,900	$16,429,700	$17,730,900	$17,785,800	$69,757,300
Income from Operations	9,313,400	8,813,100	10,039,500	10,639,000	38,805,000
Net Income	5,550,800	5,530,700	5,860,600	7,638,400	24,580,500
Net Income Per Common Share — Basic	$1.33	$1.32	$1.46	$1.99	$6.06
Net Income Per Common Share — Diluted	$1.25	$1.23	$1.36	$1.86	$5.66

(1)	2017 amounts adjusted for the adoption of ASU 2014-09 on a full retrospective basis. See Note 2 – “Significant Accounting Policies”.

The total of basic and diluted earnings per common share by quarter may not equal the totals for the year as there are changes in the weighted average number of common shares outstanding each quarter and basic and diluted earnings per common share are calculated independently for each quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Winmark Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 29, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 29, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 8, 2019 expressed an unqualified opinion.

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

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition effective December 31, 2017 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

Minneapolis, Minnesota
March 8, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Winmark Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 29, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 29, 2018, and our report dated March 8, 2019 expressed an unqualified opinion on those financial statements.

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
March 8, 2019

ITEM 9:     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective as of December 29, 2018.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 29, 2018.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 29, 2018 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter ended December 29, 2018, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

All information required to be reported in a report on Form 8-K during the fourth quarter covered by this Form 10-K has been reported.

PART III

ITEM 10:   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Election of Directors,” “Executive Officers,” “Audit Committee,” “Majority of Independent Directors; Committees of Independent Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics and Business Conduct,” appearing in our proxy statement for the annual meeting of stockholders to be held on April 24, 2019 are incorporated herein by reference.

ITEM 11:   EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation,” “2018 Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” appearing in our proxy statement for the annual meeting of stockholders to be held on April 24, 2019 are incorporated herein by reference.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Securities Authorized for Issuance Under Equity Compensation Plans” appearing in our proxy statement for the annual meeting of stockholders to be held on April 24, 2019 are incorporated herein by reference.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons,” “Review, Approval or Ratification of Transactions with Related Persons” and “Majority of Independent Directors; Committees of Independent Directors” appearing in our proxy statement for the annual meeting of stockholders to be held on April 24, 2019 is incorporated herein by reference.

ITEM 14:   PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled “Principal Accounting Fees and Services” appearing in our proxy statement for the annual meeting of stockholders to be held April 24, 2019 is incorporated herein by reference.

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

10.28	Amendment No. 1 to Intercreditor and Collateral Agency Agreement dated July 19, 2017 (Exhibit (b)(9))(20)
10.29	Second Amendment to the 2010 Stock Option Plan (Exhibit (d)(7))(20)
10.30	Lease Amending Agreement No. 2 dated May 17, 2018 between Winmark Corporation and G&I VIII 605 Waterford LLC (Exhibit 10.1)(21)
21.1	Subsidiaries: Grow Biz Games, Inc., a Minnesota corporation; Winmark Capital Corporation, a Minnesota corporation and Wirth Business Credit, Inc., a Minnesota corporation
23.1*	Consent of GRANT THORNTON LLP; Independent Registered Public Accounting Firm
24.1	Power of Attorney (Contained on signature page to this Form 10-K)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the annual report on Form 10-K of Winmark Corporation and Subsidiaries for the year ended December 29, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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

WINMARK CORPORATION

By:	/s/ BRETT D. HEFFES	Date: March 8, 2019
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

SIGNATURE	TITLE	DATE

/s/ BRETT D. HEFFES	Chief Executive Officer and Director	March 8, 2019
Brett D. Heffes	(principal executive officer)

/s/ Anthony D. Ishaug	Executive Vice President, Chief Financial Officer and Treasurer	March 8, 2019
Anthony D. Ishaug	(principal financial and accounting officer)

/s/ JOHN L. MORGAN	Executive Chairman of the Board	March 8, 2019
John L. Morgan

/s/ STEVEN C. ZOLA	Vice Chairman and Director	March 8, 2019
Steven C. Zola

/s/ LAWRENCE A. BARBETTA	Director	March 8, 2019
Lawrence A. Barbetta

/s/ JENELE C. GRASSLE	Director	March 8, 2019
Jenele C. Grassle

/s/ KIRK A. MACKENZIE	Director	March 8, 2019
Kirk A. MacKenzie

/s/ PAUL C. REYELTS	Director	March 8, 2019
Paul C. Reyelts

/s/ MARK L. WILSON	Director	March 8, 2019
Mark L. Wilson