Form 10-Q
period 2019-03-30
WINMARK CORP
filed 2019-04-26
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

or

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

Yes ☐              No ☒

Common stock, no par value, 3,761,686 shares outstanding as of April 19, 2019.

WINMARK CORPORATION AND SUBSIDIARIES

PART I.          FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 30, 2019	December 29, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$1,066,800	$2,496,000
Restricted cash	65,000	80,000
Receivables, less allowance for doubtful accounts of $1,700 and $400	1,455,500	1,553,100
Net investment in leases - current	17,321,500	18,547,500
Income tax receivable	—	565,500
Inventories	113,800	107,600
Prepaid expenses	954,100	901,600
Total current assets	20,976,700	24,251,300
Net investment in leases - long-term	17,786,000	20,455,500
Property and equipment, net	908,800	866,200
Operating lease right of use assets	6,056,100	—
Goodwill	607,500	607,500
Other assets	496,700	482,600
	$46,831,800	$46,663,100
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $13,900 and $13,900	$3,236,100	$3,236,100
Accounts payable	1,717,800	1,351,800
Income tax payable	1,664,700	—
Accrued liabilities	2,669,100	3,128,600
Discounted lease rentals	3,070,700	3,021,900
Deferred revenue	1,750,700	1,744,900
Total current liabilities	14,109,100	12,483,300
Long-Term Liabilities:
Line of credit	11,500,000	—
Notes payable, net of unamortized debt issuance costs of $79,100 and $82,600	24,795,900	25,604,900
Discounted lease rentals	1,937,300	2,723,500
Deferred revenue	8,247,900	8,432,400
Operating lease liabilities	5,823,000	—
Other liabilities	764,800	1,079,200
Deferred income taxes	1,148,900	1,148,300
Total long-term liabilities	54,217,800	38,988,300
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,759,186 and 3,907,686 shares issued and outstanding	—	4,425,600
Retained earnings (accumulated deficit)	(21,495,100)	(9,234,100)
Total shareholders’ equity (deficit)	(21,495,100)	(4,808,500)
	$46,831,800	$46,663,100

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Revenue:
Royalties	$11,761,400	$11,049,000
Leasing income	5,155,300	5,528,800
Merchandise sales	611,000	776,900
Franchise fees	391,800	400,900
Other	411,700	405,400
Total revenue	18,331,200	18,161,000
Cost of merchandise sold	571,500	742,500
Leasing expense	698,700	554,900
Provision for credit losses	10,100	95,000
Selling, general and administrative expenses	6,984,400	6,694,400
Income from operations	10,066,500	10,074,200
Interest expense	(442,200)	(743,800)
Interest and other income (expense)	(300)	(1,000)
Income before income taxes	9,624,000	9,329,400
Provision for income taxes	(2,351,800)	(2,369,000)
Net income	$7,272,200	$6,960,400
Earnings per share - basic	$1.86	$1.81
Earnings per share - diluted	$1.73	$1.69
Weighted average shares outstanding - basic	3,906,895	3,847,312
Weighted average shares outstanding - diluted	4,198,454	4,124,573

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 29, 2018	3,907,686	$4,425,600	$(9,234,100)	$(4,808,500)
Repurchase of common stock	(150,000)	(5,081,000)	(18,947,100)	(24,028,100)
Stock options exercised	1,500	156,600	—	156,600
Compensation expense relating to stock options	—	498,800	—	498,800
Cash dividends ($0.11 per share)	—	—	(586,100)	(586,100)
Comprehensive income (Net income)	—	—	7,272,200	7,272,200
BALANCE, March 30, 2019	3,759,186	$—	$(21,495,100)	$(21,495,100)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 31, 2017	3,843,078	$1,476,200	$(37,189,700)	$(35,713,500)
Stock options exercised	6,428	48,400	—	48,400
Compensation expense relating to stock options	—	490,800	—	490,800
Cash dividends ($0.15 per share)	—	—	(423,200)	(423,200)
Comprehensive income (Net income)	—	—	6,960,400	6,960,400
BALANCE, March 31, 2018	3,849,506	$2,015,400	$(30,652,500)	$(28,637,100)

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
OPERATING ACTIVITIES:
Net income	$7,272,200	$6,960,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,100	75,800
Provision for credit losses	10,100	95,000
Compensation expense related to stock options	498,800	490,800
Deferred income taxes	600	—
Deferred initial direct costs	(14,200)	(979,800)
Amortization of deferred initial direct costs	209,500	299,700
Operating lease right of use asset amortization	102,300	—
Tax benefits on exercised stock options	12,100	—
Change in operating assets and liabilities:
Receivables	97,600	203,200
Principal collections on lease receivables	4,662,800	—
Income tax receivable/payable	2,218,100	2,192,900
Inventories	(6,200)	17,400
Prepaid expenses	(52,500)	248,300
Other assets	(14,100)	(47,800)
Accounts payable	366,000	(5,400)
Accrued and other liabilities	(1,105,000)	774,400
Rents received in advance and security deposits	6,500	(38,700)
Deferred revenue	(178,700)	12,700
Net cash provided by operating activities	14,166,000	10,298,900
INVESTING ACTIVITIES:
Purchase of property and equipment	(122,700)	(170,200)
Purchase of equipment for lease contracts	(1,717,400)	(6,196,800)
Principal collections on lease receivables	—	5,881,000
Net cash used for investing activities	(1,840,100)	(486,000)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	14,000,000	—
Payments on line of credit	(2,500,000)	(10,800,000)
Payments on notes payable	(812,500)	(812,500)
Repurchases of common stock	(24,028,100)	—
Proceeds from exercises of stock options	156,600	48,400
Dividends paid	(586,100)	(423,200)
Proceeds from discounted lease rentals	—	2,916,800
Net cash used for financing activities	(13,770,100)	(9,070,500)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,444,200)	742,400
Cash, cash equivalents and restricted cash, beginning of period	2,576,000	1,163,200
Cash, cash equivalents and restricted cash, end of period	$1,131,800	$1,905,600
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$417,000	$758,100
Cash paid for income taxes	$121,100	$176,000

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Condensed Balance Sheets to the total of the same amounts shown above:

	Three Months Ended
	March 30, 2019	March 31, 2018
Cash and cash equivalents	$1,066,800	$1,800,600
Restricted cash	65,000	105,000
Total cash, cash equivalents and restricted cash	$1,131,800	$1,905,600

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

Revenues and operating results for the three months ended March 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

3.  Recent Accounting Pronouncements:

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded.  This guidance will be effective for reporting periods beginning after December 15, 2019, with early adoption permitted.  The Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which provides guidance on accounting for leases that supersedes existing lease accounting guidance.  The ASU’s core principle is that a lessee should recognize lease assets and lease liabilities for those leases classified as operating leases under existing lease accounting guidance.  The new standard also makes targeted changes to lessor accounting, as well as adding new disclosures for leasing activities.  In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard.  In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. The Company used the prospective approach of adoption when the new guidance was adopted on December 30, 2018, the first day of fiscal 2019. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed it to carry forward historical lease classification. Upon adoption, as a lessee, the Company recognized operating lease right-of-use assets of $6.0 million and operating lease liabilities of $6.3 million on its Consolidated Condensed Balance Sheets. The adoption of the standard did not have a material impact on its Consolidated Condensed Statements of Operations or Shareholders’ Equity (Deficit). As a lessor, the adoption of the new standard required the Company to present cash receipts from leases within operating activities in the Consolidated Condensed Statements of Cash Flows, where in prior periods such cash receipts are presented within investing activities. For the three months ended March 30, 2019, principal collections on lease receivables were $4.7 million.

As a lessor, leasing income for direct financing leases is recognized under the effective interest method.  The effective interest method of income recognition applies a constant rate of interest equal to the internal rate of return on the lease.  For sales-type leases in which the equipment has a fair value greater or less than its carrying amount, selling profit/loss is recognized at commencement.  For subsequent periods or for leases in which the equipment’s fair value is equal to its carrying amount, the recording of income is consistent with the accounting for a direct financing lease.  For leases that are accounted for as operating leases, income is recognized on a straight-line basis when payments under the lease contract are due.

Additional information and disclosures required by this new standard for the Company as a lessee are contained in Note 11 – “Operating Leases”, and as a lessor in Note 6 – “Investment in Leasing Operations”.

4. Contract Liabilities:

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees.  The table below presents the activity of the current and noncurrent deferred franchise revenue during the first three months of 2019 and 2018, respectively:

	March 30, 2019	March 31, 2018
Balance at beginning of period	$10,177,300	$10,310,200
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	292,000	486,000
Fees earned that were included in the balance at the beginning of the period	(470,700)	(473,300)
Balance at end of period	$9,998,600	$10,322,900

The following table illustrates future estimated revenue to be recognized for the remainder of 2019 and full fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 30, 2019.

Contract Liabilities expected to be recognized in	Amount
2019	$1,268,900
2020	1,630,600
2021	1,491,700
2022	1,346,800
2023	1,175,600
Thereafter	3,085,000
$9,998,600

5.  Fair Value Measurements:

The Company defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company uses three levels of inputs to measure fair value:

•	Level 1 – quoted prices in active markets for identical assets and liabilities.
•	Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.
•	Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Due to their nature, the carrying value of cash equivalents, receivables, payables and debt obligations approximates fair value.

6.  Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	March 30, 2019	December 29, 2018
Direct financing and sales-type leases:
Minimum lease payments receivable	$35,791,700	$40,822,400
Estimated unguaranteed residual value of equipment	4,431,300	4,741,200
Unearned lease income, net of initial direct costs deferred	(5,658,100)	(6,739,900)
Security deposits	(4,125,600)	(4,118,300)
Equipment installed on leases not yet commenced	5,283,100	5,094,800
Total investment in direct financing and sales-type leases	35,722,400	39,800,200
Allowance for credit losses	(651,400)	(861,200)
Net investment in direct financing and sales-type leases	35,071,000	38,939,000
Operating leases:
Operating lease assets	567,300	777,000
Less accumulated depreciation and amortization	(530,800)	(713,000)
Net investment in operating leases	36,500	64,000
Total net investment in leasing operations	$35,107,500	$39,003,000

As of March 30, 2019, the $35.1 million total net investment in leases consists of $17.3 million classified as current and $17.8 million classified as long-term.  As of December 29, 2018, the $39.0 million total net investment in leases consists of $18.5 million classified as current and $20.5 million classified as long-term.

As of March 30, 2019, leased assets with two customers approximated 19% and 10%, respectively, of the Company’s total assets. A portion of the lease payments receivable from these customers are assigned as collateral in non-recourse financing with financial institutions. See Note 10 – “Discounted Lease Rentals”.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2019 and the full fiscal years thereafter as of March 30, 2019:

	Direct Financing and Sales-Type Leases		Operating Leases
	Minimum Lease	Income	Minimum Lease
Fiscal Year	Payments Receivable	Amortization	Payments Receivable
2019	$18,871,400	$3,994,900	$44,000
2020	12,861,900	1,475,300	—
2021	4,006,000	185,900	—
2022	40,000	1,400	—
2023	8,000	500	—
Thereafter	4,400	100	—
	$35,791,700	$5,658,100	$44,000

The activity in the allowance for credit losses for leasing operations during the first three months of 2019 and 2018, respectively, is as follows:

	March 30, 2019	March 31, 2018
Balance at beginning of period	$861,200	$711,200
Provisions charged to expense	10,100	95,000
Recoveries	4,200	(25,600)
Deductions for amounts written-off	(224,100)	—
Balance at end of period	$651,400	$780,600

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	March 30, 2019		December 29, 2018
	Investment	Allowance for	Investment	Allowance for
	In Leases	Credit Losses	In Leases	Credit Losses
Collectively evaluated for loss potential	$35,722,400	651,400	$39,800,200	$861,200
Individually evaluated for loss potential	—	—	—	—
Total	$35,722,400	$651,400	$39,800,200	$861,200

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

	March 30, 2019
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$34,506,800	$—	$—	$—	$34,506,800
Small-Ticket	1,215,600	—	—	—	1,215,600
Total Investment in Leases	$35,722,400	$—	$—	$—	$35,722,400

	December 29, 2018
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$38,395,000	$—	$—	$70,000	$38,465,000
Small-Ticket	1,335,200	—	—	—	1,335,200
Total Investment in Leases	$39,730,200	$—	$—	$70,000	$39,800,200

The Company leases high-technology and other business-essential equipment to its leasing customers. Upon expiration of the initial term or extended lease term, depending on the structure of the lease, the customer may return the equipment, renew the lease for an additional term, or purchase the equipment. Due to the uncertainty of such outcome at the end of the lease term, the lease as recorded at commencement represents only the current terms of the agreement. As a lessor, the Company’s leases do not contain non-lease components. The residual values reflect the estimated amounts to be received at lease termination from sales or other dispositions of leased equipment to unrelated parties. The leased equipment residual values are based on the Company’s best estimate. The Company’s risk management strategy for its residual value includes the contractual obligations of customer to maintain, service, and insure the leased equipment, the use of third party remarketers as well as the analytical review of historical asset dispositions.

Leasing income as presented on the Consolidated Condensed Statements of Operations consists of the following:

Three Months Ended
March 30, 2019
Interest income on direct financing and sales-type leases	$2,182,500
Selling profit (loss) at commencement of sales-type leases	873,500
Operating lease income	638,300
Income on sales of equipment under lease	1,225,600
Other	235,400
Leasing income	$5,155,300

7.  Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended
	March 30, 2019	March 31, 2018
Denominator for basic EPS — weighted average common shares	3,906,895	3,847,312
Dilutive shares associated with option plans	291,559	277,261
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	4,198,454	4,124,573
Options excluded from EPS calculation — anti-dilutive	5,280	15,929

8.  Shareholders’ Equity (Deficit):

Dividends

On January 23, 2019, the Company’s Board of Directors approved the payment of a $0.15 per share quarterly cash dividend to shareholders of record at the close of business on February 6, 2019, which was paid on March 1, 2019.

Repurchase of Common Stock

In February 2019, the Company’s Board of Directors authorized the repurchase of up to 150,000 shares of our common stock for a price of $159.63 per share through a tender offer (the “Tender Offer”). The Tender Offer began on the date of the announcement, February 28, 2019 and expired on March 28, 2019. Upon expiration, the Company accepted for payment 150,000 shares for a total purchase price of approximately $24.0 million, including fees and expenses related to the Tender Offer. The Tender Offer was financed in part by net borrowings under the Line of Credit. (See Note 9 – “Debt”).

Under a previous Board of Directors’ authorization, as of March 30, 2019, the Company has the ability to repurchase an additional 130,604 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

The Company had authorized up to 750,000 shares of common stock be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2001 Stock Option Plan (the “2001 Plan”).  The 2001 Plan expired on February 20, 2011. As of March 30, 2019, the Company has authorized up to 700,000 shares of common stock to be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2010 Stock Option Plan (the “2010 Plan”).

The Company also sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors Plan”) and has reserved a total of 350,000 shares for issuance to directors of the Company who are not employees.

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of March 30, 2019 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 29, 2018	639,380	$84.12	5.61	$47,808,100
Exercised	(1,500)	104.41
Outstanding, March 30, 2019	637,880	$84.07	5.36	$66,671,400
Exercisable, March 30, 2019	471,230	$67.90	4.29	$56,871,600

No options were granted during the three months ended March 30, 2019 or the three months ended March 31, 2018. All unexercised options at March 30, 2019 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $498,800 and $490,800 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first three months of 2019 and 2018, respectively.  As of March 30, 2019, the Company had $3.9 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.4 years.

9.  Debt:

Line of Credit

As of March 30, 2019, there was $11.5 million in borrowings outstanding under the Company’s revolving credit facility with CIBC Bank USA and BMO Harris Bank N.A. (the “Line of Credit”) bearing interest at 5.50% leaving $38.5 million available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes.  During the first quarter of 2019, the Line of Credit was used to finance in part the Tender Offer (as indicated above). The Line of Credit, which terminates in July 2021, is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of March 30, 2019, the Company was in compliance with all of its financial covenants.

Notes Payable

As of March 30, 2019, the Company had $17.5 million in principal outstanding from the $25.0 million Series A notes issued in May 2015 and $10.6 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 under its Note Agreement with Prudential Investment Management, Inc., its affiliates and managed accounts (“Prudential”).

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and tangible net worth and maximum levels of leverage (all as defined within the Note Agreement). As of March 30, 2019, the Company was in compliance with all of its financial covenants.

In connection with the Note Agreement, the Company incurred debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

10. Discounted Lease Rentals:

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 6.43% at March 30, 2019 on a non-recourse basis. As of March 30, 2019,  $3.1 million of the $5.0 million liability balance is current.

11. Operating Leases:

As of March 30, 2019, the Company leases its Minnesota corporate headquarters in a facility with an operating lease that expires in December 2029 as well as satellite office space in California with an operating lease that expires in August 2022.  Our leases include both lease (fixed payments including rent) and non-lease components (common area or other maintenance costs and taxes) which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases.  The corporate headquarters lease provides us the option to extend the lease for two additional five year periods.  The California lease provides us an option to extend the lease for an additional three year period.  The lease renewal options are at our sole discretion; therefore, the renewals to extend the lease term are not included in our right of use assets and lease liabilities as they are not reasonably certain of exercise.  The weighted average remaining lease term for these leases is 10.5 years and the weighted average discount rate is 5.5%.  As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.  The Company recognized $365,600 and $286,200 of rent expense for the periods ended March 30, 2019 and March 31, 2018, respectively.

Maturities of operating lease liabilities is as follows for the remainder of fiscal 2019 and full fiscal years thereafter as of March 30, 2019:

Operating Lease Liabilities expected to be recognized in	Amount
2019	$321,800
2020	762,500
2021	783,600
2022	784,400
2023	763,300
Thereafter	5,042,900
Total lease payments	8,458,500
Less imputed interest	(2,045,100)
Present value of lease liabilities	$6,413,400

Of the $6.4 million operating lease liability outstanding at March 30, 2019, $0.6 million is included in Accrued liabilities in the Current liabilities section of the Consolidated Condensed Balance Sheets.

Supplemental cash flow information related to our operating leases is as follows for the period ended March 30, 2019:

Three Months Ended
March 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow outflow from operating leases	$172,100

12.  Segment Reporting:

The Company currently has two reportable business segments, franchising and leasing. The franchising segment franchises value-oriented retail store concepts that buy, sell, trade and consign merchandise, as well as provides strategic consulting services related to franchising. The leasing segment includes (i) Winmark Capital Corporation, a middle-market equipment leasing business and (ii) Wirth Business Credit, Inc., a small ticket financing business. Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses. The Company’s internal management reporting is the basis for the information disclosed for its business segments and includes allocation of shared-service costs. Segment assets are those that are directly used in or identified with segment operations, including cash, restricted cash, accounts receivable, prepaid expenses, inventory, property and equipment, investment in leasing operations and goodwill. Unallocated assets include corporate cash and cash equivalents, current and deferred tax amounts, operating lease right of use assets and other corporate assets. Inter-segment balances and transactions have been eliminated. The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	Three Months Ended
	March 30, 2019	March 31, 2018
Revenue:
Franchising	$13,175,900	$12,632,200
Leasing	5,155,300	5,528,800
Total revenue	$18,331,200	$18,161,000

Reconciliation to operating income:
Franchising segment contribution	$7,498,000	$6,792,500
Leasing segment contribution	2,568,500	3,281,700
Total operating income	$10,066,500	$10,074,200

Depreciation and amortization:
Franchising	$62,500	$57,200
Leasing	17,600	18,600
Total depreciation and amortization	$80,100	$75,800

	As of
	March 30, 2019	December 29, 2018
Identifiable assets:
Franchising	$4,081,800	$5,208,400
Leasing	36,464,000	40,490,000
Unallocated	6,286,000	964,700
Total	$46,831,800	$46,663,100

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of March 30, 2019, we had 1,241  franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands and had a leasing portfolio of $35.1 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees.  During the first three months of 2019, our royalties increased $0.7 million or 6.4% compared to the first three months of 2018.

Leasing income net of leasing expense during the first three months of 2019 was $4.5 million compared to $5.0 million in the same period last year.  Fluctuations in period-to-period leasing income and leasing expense result primarily from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the medium- to long-term trend in the purchases of equipment for lease customers and the size of the leasing portfolio.  During the first three months of 2019, we purchased $1.7 million in equipment for lease customers compared to $6.2 million in the first three months of 2018.  Our leasing portfolio (net investment in leases — current and long-term) decreased to $35.1 million at March 30, 2019 from $39.0 million at December 29, 2018.  The lower equipment purchases and the decrease in the size of the leasing portfolio were a direct result of lower equipment purchases by two customers during the first quarter compared to last year.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first three months of 2019, selling, general and administrative expenses increased $0.3 million, or 4.3% compared to the first three months of 2018.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first three months ended March 30, 2019:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/29/2018	OPENED	CLOSED	3/30/2019	RENEWAL	RENEWALS
Plato’s Closet
Franchises - US and Canada	480	1	(1)	480	11	11
Once Upon A Child
Franchises - US and Canada	379	2	(1)	380	8	8
Play It Again Sports
Franchises - US and Canada	281	—	—	281	4	4
Style Encore
Franchises - US and Canada	67	1	(2)	66	—	—
Music Go Round
Franchises - US	34	—	—	34	3	3
Total Franchised Stores	1,241	4	(4)	1,241	26	26

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the first three months of 2019, we renewed 26 of the 26 franchise agreements available for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended
	March 30, 2019	March 31, 2018

Revenue:
Royalties	64.2%	60.8%
Leasing income	28.1	30.5
Merchandise sales	3.3	4.3
Franchise fees	2.1	2.2
Other	2.3	2.2
Total revenue	100.0	100.0

Cost of merchandise sold	(3.1)	(4.1)
Leasing expense	(3.8)	(3.0)
Provision for credit losses	(0.1)	(0.5)
Selling, general and administrative expenses	(38.1)	(36.9)
Income from operations	54.9	55.5
Interest expense	(2.4)	(4.1)
Interest and other income (expense)	—	—
Income before income taxes	52.5	51.4
Provision for income taxes	(12.8)	(13.1)
Net income	39.7%	38.3%

Comparison of Three Months Ended March 30, 2019 to Three Months Ended March 31, 2018

Revenue

Revenues for the quarter ended March 30, 2019 totaled $18.3 million compared to $18.2 million for the comparable period in 2018.

Royalties and Franchise Fees

Royalties increased to $11.8 million for the first three months of 2019 from $11.0 million for the first three months of 2018, a 6.4% increase.  The increase is primarily from higher franchisee retail sales and from having additional franchise stores in the first three months of 2019 compared to the same period last year.

Franchise fees of $0.4 million for the first three months of 2019 were comparable to $0.4 million for the first three months of 2018.

Leasing Income

Leasing income decreased to $5.2 million for the first quarter of 2019 compared to $5.5 million for the same period in 2018.  The decrease is primarily due to a smaller lease portfolio when compared to the same period last year.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales of $0.6 million for the first quarter of 2019 compared to $0.8 million in the same period of 2018.   The decrease is primarily due to a decrease in technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold of $0.6 million for the first quarter of 2019 compared to $0.7 million in the same period of 2018.  The decrease was primarily due to a decrease in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first quarter of 2019 and 2018 was 93.5% and 95.6%, respectively.

Leasing Expense

Leasing expense of $0.7 million for the first quarter of 2019 was comparable to $0.6 million for the first quarter of 2018.

Provision for Credit Losses

Provision for credit losses was $10,100 for the first quarter of 2019 compared to $95,000 for the first quarter of 2018.

Selling, General and Administrative

Selling, general and administrative expenses increased 4.3% to $7.0 million in the first quarter of 2019 from $6.7 million in the same period of 2018.  The increase was primarily due to an increase in sales-related compensation expense.

Interest Expense

Interest expense decreased to $0.4 million for the first quarter of 2019 compared to $0.7 million for the first quarter of 2018.  The decrease is primarily due to lower average corporate borrowings when compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 24.4% and 25.4% for the first quarter of 2019 and 2018, respectively.

Segment Comparison of Three Months Ended March 30, 2019 to Three Months Ended March 31, 2018

Franchising Segment Operating Income

The franchising segment’s operating income for the first quarter of 2019 increased by $0.7 million to $7.5 million from $6.8 million for the first quarter of 2018.  The increase in segment contribution was primarily due to increased royalty revenues.

Leasing Segment Operating Income

The leasing segment’s operating income for the first quarter of 2019 decreased by $0.7 million to $2.6 million from $3.3 million for the first quarter of 2018.  The decrease in segment contribution was primarily due to a decrease in leasing income net of leasing expense.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.

We ended the first quarter of 2019 with $1.1 million in cash, cash equivalents and restricted cash compared to $1.9 million in cash, cash equivalents and restricted cash at the end of the first quarter of 2018.

Operating activities provided $14.2 million of cash during the first three months of 2019 compared to $10.3 million provided during the same period last year.  The increase in cash provided by operating activities in the first three months of 2019 compared to 2018 was primarily due to the classification of principal collections on lease receivables of $4.7 million as operating activities in 2019, where such collections in 2018 were classified as investing activities. (See Note 3 – “Recent Accounting Pronouncements”).

Investing activities used $1.8 million of cash during the first three months of 2019.  The 2019 activities consisted primarily of the purchase of equipment for lease customers of $1.7 million.

Financing activities used $13.8 million of cash during the first three months of 2019.  Our most significant financing activities during the first three months of 2019 consisted of $24.0 million to repurchase 150,000 shares of our common stock in the Tender Offer (including fees and expenses), net borrowings on our Line of Credit of $11.5 million to fund in part the Tender Offer, payments on notes payable of $0.8 million and $0.6 million for the payment of dividends.  (See Note 8 — “Shareholders’ Equity (Deficit)” and Note 9 — “Debt”).

As of March 30, 2019, we had no off balance sheet arrangements.

As of March 30, 2019, our borrowing availability under our Line of Credit was $50.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $11.5 million in borrowings outstanding at March 30, 2019 under the Line of Credit bearing interest at 5.50% leaving $38.5 million available for additional borrowings.

During the first three months of 2019, the Line of Credit was used to finance in part the Tender Offer and has been and will continue to be used for general corporate purposes.   In July 2019 and each subsequent July thereafter through the term of the facility, the aggregate commitments under the Line of Credit automatically reduce by $5.0 million.  The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).

As of March 30, 2019, we had $17.5 million in principal outstanding from the $25.0 million Series A notes issued in May 2015 and $10.6 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 under our Note Agreement with Prudential.

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

As of March 30, 2019, we were in compliance with all of the financial covenants under the Line of Credit and Note Agreement.

We expect to generate the cash necessary to pay our expenses, finance our leasing business and to pay the principal and interest on our outstanding debt from cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate.  Our ability to pay our expenses, finance our leasing business and meet our debt service obligations depends on our future performance, which may be affected by financial, business, economic, and other factors including the risk factors described under Item 1A of our Form 10-K for the fiscal year ended December 29, 2018.  If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity.  In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all.  Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase our cost of capital.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first three months of 2019, the Company collected $28,900 less than it estimated at December 29, 2018.  As of March 30, 2019, the Company’s royalty receivable was $1,310,700.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue over the estimated life of the franchise, beginning when the franchise is opened. Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated condensed balance sheet.  As of March 30, 2019, deferred franchise fee revenue was $8,014,300.

Leasing Income Recognition

Leasing income for direct financing leases is recognized under the effective interest method.  The effective interest method of income recognition applies a constant rate of interest equal to the internal rate of return on the lease.

For sales-type leases in which the equipment has a fair value greater or less than its carrying amount, selling profit/loss is recognized at commencement.  For subsequent periods or for leases in which the equipment’s fair value is equal to its carrying amount, the recording of income is consistent with the accounting for a direct financing lease.

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

Forward Looking Statements

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, the Company’s belief that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, as well as its disclosures regarding market rate risk are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions.  See the section appearing in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 entitled “Risk Factors” and Part II, Item 1A in this Report for a more complete discussion of certain factors that may cause the Company’s actual results to differ from those in its forward looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At March 30, 2019, the Company had available a $50.0 million line of credit with CIBC Bank USA and BMO Harris Bank, N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (twelve months or less).  The Company had $11.5 million of debt outstanding at March 30, 2019 under this line of credit, all of which was in the form of short-term borrowings subject to daily changes in the bank’s base rate.  The Company’s earnings would be affected by changes in these short-term interest rates.  With the Company’s borrowings at March 30, 2019, a one percent increase in short-term rates would reduce annual pretax earnings by $115,000.  The Company had no interest rate derivatives in place at March 30, 2019.

None of the Company’s cash and cash equivalents at March 30, 2019 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the three months ended March 30, 2019.   During fiscal 2018, less than 6% of the Company’s total revenues and 1% of expenses were denominated in a foreign currency.  Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $430,000.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 1A:  Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 29, 2018.  If any of those factors were to occur, they could materially adversely affect our financial condition or future results, and could cause our actual results to differ materially from those expressed in its forward-looking statements in this report.  We are aware of no material changes to the Risk Factors discussed in our Annual Report on Form 10-K for the year ended December 29, 2018.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On February 28, 2019 the Company announced a self-tender (the “Tender Offer”) to purchase up to 150,000 shares of its outstanding common stock for a price of $159.63 per share. The Tender Offer expired on March 28, 2019, and upon expiration, the Company accepted for purchase a total of 150,000 shares for a total purchase price of $24.0 million, including fees and expenses.

The following table summarized the Company’s common stock repurchase during the first quarter of 2019. No shares were purchased during the quarter other than through the Tender Offer described above.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

December 30, 2018 to February 2, 2019	—	$—	—	130,604
February 3, 2019 to March 2, 2019	—	$—	—	130,604
March 3, 2019 to March 30, 2019	150,000	$159.63	150,000	130,604

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended March 31, 2019, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Shareholders’ Equity (Deficit), (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

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

WINMARK CORPORATION

Date: April 26, 2019	By:	/s/ Brett D. Heffes
Brett D. Heffes Chief Executive Officer and Director (principal executive officer)

Date: April 26, 2019	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug Executive Vice President Chief Financial Officer and Treasurer (principal financial and accounting officer)