Form 10-Q
period 2019-06-29
WINMARK CORP
filed 2019-07-23
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

or

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

(763) 520-8500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, no par value per share	WINA	Nasdaq Global Market

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

Yes ☐              No ☒

As of July  12, 2019, there were 3,781,339 shares of the registrant’s common stock, no par value, outstanding.

WINMARK CORPORATION AND SUBSIDIARIES

PART I.          FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 29, 2019	December 29, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$1,101,200	$2,496,000
Restricted cash	65,000	80,000
Receivables, less allowance for doubtful accounts of $600 and $400	1,510,300	1,553,100
Net investment in leases - current	15,923,700	18,547,500
Income tax receivable	1,608,300	565,500
Inventories	114,400	107,600
Prepaid expenses	853,000	901,600
Total current assets	21,175,900	24,251,300
Net investment in leases - long-term	17,059,200	20,455,500
Property and equipment, net	1,936,400	866,200
Operating lease right of use assets	4,867,900	—
Goodwill	607,500	607,500
Other assets	509,200	482,600
	$46,156,100	$46,663,100
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $13,900 and $13,900	$3,236,100	$3,236,100
Accounts payable	1,167,400	1,351,800
Accrued liabilities	2,783,300	3,128,600
Discounted lease rentals	3,172,700	3,021,900
Deferred revenue	1,725,500	1,744,900
Total current liabilities	12,085,000	12,483,300
Long-Term Liabilities:
Line of credit	6,000,000	—
Notes payable, net of unamortized debt issuance costs of $75,600 and $82,600	23,986,800	25,604,900
Discounted lease rentals	1,752,900	2,723,500
Deferred revenue	8,093,900	8,432,400
Operating lease liabilities	6,061,000	—
Other liabilities	818,900	1,079,200
Deferred income taxes	1,188,000	1,148,300
Total long-term liabilities	47,901,500	38,988,300
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,781,339 and 3,907,686 shares issued and outstanding	1,305,600	4,425,600
Retained earnings (accumulated deficit)	(15,136,000)	(9,234,100)
Total shareholders’ equity (deficit)	(13,830,400)	(4,808,500)
	$46,156,100	$46,663,100

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue:
Royalties	$12,653,200	$11,821,000	$24,414,600	$22,870,000
Leasing income	3,203,000	4,857,100	8,358,300	10,385,900
Merchandise sales	721,800	704,900	1,332,800	1,481,800
Franchise fees	413,900	378,100	805,700	779,000
Other	412,300	398,700	824,000	804,100
Total revenue	17,404,200	18,159,800	35,735,400	36,320,800
Cost of merchandise sold	681,200	681,000	1,252,700	1,423,500
Leasing expense	370,900	495,800	1,069,600	1,050,700
Provision for credit losses	69,300	109,000	79,400	204,000
Selling, general and administrative expenses	6,435,900	6,799,300	13,420,300	13,493,700
Income from operations	9,846,900	10,074,700	19,913,400	20,148,900
Interest expense	(500,300)	(657,900)	(942,500)	(1,401,700)
Interest and other income (expense)	(6,100)	(11,300)	(6,400)	(12,300)
Income before income taxes	9,340,500	9,405,500	18,964,500	18,734,900
Provision for income taxes	(2,038,600)	(2,262,500)	(4,390,400)	(4,631,500)
Net income	$7,301,900	$7,143,000	$14,574,100	$14,103,400
Earnings per share - basic	$1.94	$1.85	$3.80	$3.66
Earnings per share - diluted	$1.79	$1.73	$3.52	$3.42
Weighted average shares outstanding - basic	3,771,439	3,858,446	3,839,563	3,852,880
Weighted average shares outstanding - diluted	4,072,408	4,133,535	4,135,827	4,129,055

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 29, 2018	3,907,686	$4,425,600	$(9,234,100)	$(4,808,500)
Repurchase of common stock	(150,000)	(5,081,000)	(18,947,100)	(24,028,100)
Stock options exercised	1,500	156,600	—	156,600
Compensation expense relating to stock options	—	498,800	—	498,800
Cash dividends ($0.15 per share)	—	—	(586,100)	(586,100)
Comprehensive income (Net income)	—	—	7,272,200	7,272,200
BALANCE, March 30, 2019	3,759,186	—	(21,495,100)	(21,495,100)
Stock options exercised	22,153	788,800	—	788,800
Compensation expense relating to stock options	—	516,800	—	516,800
Cash dividends ($0.25 per share)	—	—	(942,800)	(942,800)
Comprehensive income (Net income)	—	—	7,301,900	7,301,900
BALANCE, June 29, 2019	3,781,339	$1,305,600	$(15,136,000)	$(13,830,400)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 30, 2017	3,843,078	$1,476,200	$(37,189,700)	$(35,713,500)
Stock options exercised	6,428	48,400	—	48,400
Compensation expense relating to stock options	—	490,800	—	490,800
Cash dividends ($0.11 per share)	—	—	(423,200)	(423,200)
Comprehensive income (Net income)	—	—	6,960,400	6,960,400
BALANCE, March 31, 2018	3,849,506	2,015,400	(30,652,500)	(28,637,100)
Stock options exercised	19,020	798,100	—	798,100
Compensation expense relating to stock options	—	516,100	—	516,100
Cash dividends ($0.15 per share)	—	—	(577,900)	(577,900)
Comprehensive income (Net income)	—	—	7,143,000	7,143,000
BALANCE, June 30, 2018	3,868,526	$3,329,600	$(24,087,400)	$(20,757,800)

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 29, 2019	June 30, 2018
OPERATING ACTIVITIES:
Net income	$14,574,100	$14,103,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,000	155,100
Provision for credit losses	79,400	204,000
Compensation expense related to stock options	1,015,600	1,006,900
Deferred income taxes	39,700	39,700
Deferred initial direct costs	(48,000)	(1,083,100)
Amortization of deferred initial direct costs	369,000	562,200
Operating lease right of use asset amortization	207,300	—
Tax benefits on exercised stock options	305,800	125,700
Change in operating assets and liabilities:
Receivables	42,800	294,000
Principal collections on lease receivables	9,543,600	—
Income tax receivable/payable	(1,348,600)	2,273,300
Inventories	(6,800)	(53,000)
Prepaid expenses	48,600	135,800
Other assets	(26,600)	(46,400)
Accounts payable	(184,400)	(570,100)
Accrued and other liabilities	(761,700)	1,674,200
Rents received in advance and security deposits	56,100	(460,100)
Deferred revenue	(357,900)	31,500
Net cash provided by operating activities	23,714,000	18,393,100
INVESTING ACTIVITIES:
Purchase of property and equipment	(153,000)	(298,700)
Purchase of equipment for lease contracts	(5,678,600)	(12,895,200)
Principal collections on lease receivables	—	10,838,200
Net cash used for investing activities	(5,831,600)	(2,355,700)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	18,800,000	4,000,000
Payments on line of credit	(12,800,000)	(21,000,000)
Payments on notes payable	(1,625,000)	(1,625,000)
Repurchases of common stock	(24,028,100)	—
Proceeds from exercises of stock options	945,400	846,500
Dividends paid	(1,528,900)	(1,001,100)
Proceeds from discounted lease rentals	944,400	2,916,900
Net cash used for financing activities	(19,292,200)	(15,862,700)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,409,800)	174,700
Cash, cash equivalents and restricted cash, beginning of period	2,576,000	1,163,200
Cash, cash equivalents and restricted cash, end of period	$1,166,200	$1,337,900
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$875,700	$1,404,800
Cash paid for income taxes	$5,393,600	$2,192,700
Non-cash landlord leasehold improvements	$1,083,200	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Condensed Balance Sheets to the total of the same amounts shown above:

	Six Months Ended
	June 29, 2019	June 30, 2018
Cash and cash equivalents	$1,101,200	$1,232,900
Restricted cash	65,000	105,000
Total cash, cash equivalents and restricted cash	$1,166,200	$1,337,900

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

Revenues and operating results for the six months ended June 29, 2019 are not necessarily indicative of the results to be expected for the full year.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which provides guidance on accounting for leases that supersedes existing lease accounting guidance.  The ASU’s core principle is that a lessee should recognize lease assets and lease liabilities for those leases classified as operating leases under existing lease accounting guidance.  The new standard also makes targeted changes to lessor accounting, as well as adding new disclosures for leasing activities.  In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard.  In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. The Company used the prospective approach of adoption when the new guidance was adopted on December 30, 2018, the second day of fiscal 2019. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed it to carry forward historical lease classification. Upon adoption, as a lessee, the Company recognized operating lease right-of-use assets of $6.0 million and operating lease liabilities of $6.3 million on its Consolidated Condensed Balance Sheets. The adoption of the standard did not have a material impact on its Consolidated Condensed Statements of Operations or Shareholders’ Equity (Deficit). As a lessor, the adoption of the new standard required the Company to present cash receipts from leases within operating activities in the Consolidated Condensed Statements of Cash Flows, where in prior periods such cash receipts are presented within investing activities. For the six months ended June 29, 2019, principal collections on lease receivables were $9.5 million.

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

4. Contract Liabilities:

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees.  The table below presents the activity of the current and noncurrent deferred franchise revenue during the second six months of 2019 and 2018, respectively:

	June 29, 2019	June 30, 2018
Balance at beginning of period	$10,177,300	$10,310,200
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	598,400	964,700
Fees earned that were included in the balance at the beginning of the period	(956,300)	(933,200)
Balance at end of period	$9,819,400	$10,341,700

The following table illustrates future estimated revenue to be recognized for the remainder of 2019 and full fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 29, 2019.

Contract Liabilities expected to be recognized in	Amount
2019	$849,700
2020	1,657,800
2021	1,519,000
2022	1,374,100
2023	1,202,800
Thereafter	3,216,000
$9,819,400

5.  Fair Value Measurements:

The Company defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company uses three levels of inputs to measure fair value:

•	Level 1 – quoted prices in active markets for identical assets and liabilities.
•	Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.
•	Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Due to their nature, the carrying value of cash equivalents, receivables, payables and debt obligations approximates fair value.

6.  Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	June 29, 2019	December 29, 2018
Direct financing and sales-type leases:
Minimum lease payments receivable	$32,130,800	$40,822,400
Estimated unguaranteed residual value of equipment	4,473,600	4,741,200
Unearned lease income, net of initial direct costs deferred	(5,040,200)	(6,739,900)
Security deposits	(4,108,800)	(4,118,300)
Equipment installed on leases not yet commenced	6,149,200	5,094,800
Total investment in direct financing and sales-type leases	33,604,600	39,800,200
Allowance for credit losses	(727,100)	(861,200)
Net investment in direct financing and sales-type leases	32,877,500	38,939,000
Operating leases:
Operating lease assets	685,800	777,000
Less accumulated depreciation and amortization	(580,400)	(713,000)
Net investment in operating leases	105,400	64,000
Total net investment in leasing operations	$32,982,900	$39,003,000

As of June 29, 2019, the $33.0 million total net investment in leases consists of $15.9 million classified as current and $17.1 million classified as long-term.  As of December 29, 2018, the $39.0 million total net investment in leases consists of $18.5 million classified as current and $20.5 million classified as long-term.

As of June 29, 2019, leased assets with one customer approximated 16% of the Company’s total assets. A portion of the lease payments receivable from this customer were assigned as collateral in non-recourse financing with financial institutions. See Note 10 – “Discounted Lease Rentals”.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2019 and the full fiscal years thereafter as of June 29, 2019:

	Direct Financing and Sales-Type Leases		Operating Leases
	Minimum Lease	Income	Minimum Lease
Fiscal Year	Payments Receivable	Amortization	Payments Receivable
2019	$12,972,900	$2,752,200	$11,000
2020	14,003,900	1,963,200	—
2021	4,843,500	316,200	—
2022	298,000	8,000	—
2023	8,100	500	—
Thereafter	4,400	100	—
	$32,130,800	$5,040,200	$11,000

The activity in the allowance for credit losses for leasing operations during the first six months of 2019 and 2018, respectively, is as follows:

	June 29, 2019	June 30, 2018
Balance at beginning of period	$861,200	$711,200
Provisions charged to expense	79,400	204,000
Recoveries	10,600	(60,900)
Deductions for amounts written-off	(224,100)	(98,400)
Balance at end of period	$727,100	$755,900

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	June 29, 2019		December 29, 2018
	Investment	Allowance for	Investment	Allowance for
	In Leases	Credit Losses	In Leases	Credit Losses
Collectively evaluated for loss potential	$33,604,600	727,100	$39,800,200	$861,200
Individually evaluated for loss potential	—	—	—	—
Total	$33,604,600	$727,100	$39,800,200	$861,200

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

	June 29, 2019
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$32,285,500	$—	$—	$—	$32,285,500
Small-Ticket	1,319,100	—	—	—	1,319,100
Total Investment in Leases	$33,604,600	$—	$—	$—	$33,604,600

	December 29, 2018
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$38,395,000	$—	$—	$70,000	$38,465,000
Small-Ticket	1,335,200	—	—	—	1,335,200
Total Investment in Leases	$39,730,200	$—	$—	$70,000	$39,800,200

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

Leasing income as presented on the Consolidated Condensed Statements of Operations consists of the following:

	Three Months Ended	Six Months Ended
	June 29, 2019	June 29, 2019
Interest income on direct financing and sales-type leases	$2,028,300	$4,210,800
Selling profit (loss) at commencement of sales-type leases	—	873,500
Operating lease income	567,800	1,206,100
Income on sales of equipment under lease	546,300	1,771,900
Other	60,600	296,000
Leasing income	$3,203,000	$8,358,300

7.  Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Denominator for basic EPS — weighted average common shares	3,771,439	3,858,446	3,839,563	3,852,880
Dilutive shares associated with option plans	300,969	275,089	296,264	276,175
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	4,072,408	4,133,535	4,135,827	4,129,055
Options excluded from EPS calculation — anti-dilutive	3,689	19,504	6,710	22,976

8.  Shareholders’ Equity (Deficit):

Dividends

On January 23, 2019, the Company’s Board of Directors approved the payment of a $0.15 per share quarterly cash dividend to shareholders of record at the close of business on February 6, 2019, which was paid on March 1, 2019.

On April 24, 2019, the Company’s Board of Directors approved the payment of a $0.25 per share quarterly cash dividend to shareholders of record at the close of business on May 8, 2019, which was paid on June 3, 2019.

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

Under a previous Board of Directors’ authorization, as of June 29, 2019, the Company has the ability to repurchase an additional 130,604 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

The Company had authorized up to 750,000 shares of common stock be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2001 Stock Option Plan (the “2001 Plan”).  The 2001 Plan expired on February 20, 2011. As of June 29, 2019, the Company has authorized up to 700,000 shares of common stock to be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2010 Stock Option Plan (the “2010 Plan”).

The Company also sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors Plan”) and has reserved a total of 350,000 shares for issuance to directors of the Company who are not employees.

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of June 29, 2019 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 29, 2018	639,380	$84.12	5.61	$47,808,100
Granted	29,250	164.84
Exercised	(23,653)	39.97
Outstanding, June 29, 2019	644,977	$89.40	5.44	$54,018,600
Exercisable, June 29, 2019	482,452	$72.55	4.38	$48,533,600

The fair value of options granted under the Option Plans during the first six months of 2019 and 2018 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Six Months Ended
	June 29, 2019	June 30, 2018
Risk free interest rate	1.98%	2.73%
Expected life (years)	6	6
Expected volatility	20.30%	20.40%
Dividend yield	1.26%	1.17%
Option fair value	$32.65	$31.44

All unexercised options at June 29, 2019 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $1,015,600 and $1,006,900 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first six months of 2019 and 2018, respectively.  As of June 29, 2019, the Company had $4.3 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.6 years.

9.  Debt:

Line of Credit

As of June 29, 2019, there was $6.0 million in borrowings outstanding under the Company’s revolving credit facility with CIBC Bank USA and BMO Harris Bank N.A. (the “Line of Credit”) bearing interest ranging from 4.60% to 5.50% leaving $44.0 million available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes.  During the first quarter of 2019, the Line of Credit was used to finance in part the Tender Offer (as indicated above). The Line of Credit, which terminates in July 2021, is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of June 29, 2019, the Company was in compliance with all of its financial covenants.

Notes Payable

As of June 29, 2019, the Company had $17.0 million in principal outstanding from the $25.0 million Series A notes issued in May 2015 and $10.3 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 under its Note Agreement with Prudential Investment Management, Inc., its affiliates and managed accounts (“Prudential”).

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and tangible net worth and maximum levels of leverage (all as defined within the Note Agreement). As of June 29, 2019, the Company was in compliance with all of its financial covenants.

In connection with the Note Agreement, the Company incurred debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

10. Discounted Lease Rentals:

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 6.30% at June 29, 2019 on a non-recourse basis. As of June 29, 2019,  $3.2 million of the $4.9 million liability balance is current.

11. Operating Leases:

As of June 29, 2019, the Company leases its Minnesota corporate headquarters in a facility with an operating lease that expires in December 2029 as well as satellite office space in California with an operating lease that expires in August 2022.  Our leases include both lease (fixed payments including rent) and non-lease components (common area or other maintenance costs and taxes) which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases.  The corporate headquarters lease provides us the option to extend the lease for two additional five year periods.  The California lease provides us an option to extend the lease for an additional three year period.  The lease renewal options are at our sole discretion; therefore, the renewals to extend the lease term are not included in our right of use assets and lease liabilities as they are not reasonably certain of exercise.  The weighted average remaining lease term for these leases is 10.3 years and the weighted average discount rate is 5.5%.  As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.  The Company recognized $720,600 and $574,300 of rent expense for the periods ended June 29, 2019 and June 30, 2018, respectively.

Maturities of operating lease liabilities is as follows for the remainder of fiscal 2019 and full fiscal years thereafter as of June 29, 2019:

Operating Lease Liabilities expected to be recognized in	Amount
2019	$140,200
2020	762,500
2021	783,600
2022	784,400
2023	763,300
Thereafter	5,042,900
Total lease payments	8,276,900
Less imputed interest	(2,013,200)
Present value of lease liabilities	$6,263,700

Of the $6.3 million operating lease liability outstanding at June 29, 2019, $0.2 million is included in Accrued liabilities in the Current liabilities section of the Consolidated Condensed Balance Sheets.

Supplemental cash flow information related to our operating leases is as follows for the period ended June 29, 2019:

Six Months Ended
June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow outflow from operating leases	$353,700

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

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue:
Franchising	$14,201,200	$13,302,700	$27,377,100	$25,934,900
Leasing	3,203,000	4,857,100	8,358,300	10,385,900
Total revenue	$17,404,200	$18,159,800	$35,735,400	$36,320,800

Reconciliation to operating income:
Franchising segment contribution	$8,450,800	$7,407,500	$15,948,800	$14,200,000
Leasing segment contribution	1,396,100	2,667,200	3,964,600	5,948,900
Total operating income	$9,846,900	$10,074,700	$19,913,400	$20,148,900

Depreciation and amortization:
Franchising	$67,400	$60,700	$129,900	$117,900
Leasing	18,500	18,600	36,100	37,200
Total depreciation and amortization	$85,900	$79,300	$166,000	$155,100

	As of
	June 29, 2019	December 29, 2018
Identifiable assets:
Franchising	$4,183,300	$5,208,400
Leasing	34,248,100	40,490,000
Unallocated	7,724,700	964,700
Total	$46,156,100	$46,663,100

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of June 29, 2019, we had 1,249  franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands and had a leasing portfolio of $33.0 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees.  During the first six months of 2019, our royalties increased $1.5 million or 6.7% compared to the first six months of 2018.

Leasing income net of leasing expense during the first six months of 2019 was $7.3 million compared to $9.3 million in the same period last year.  Fluctuations in period-to-period leasing income and leasing expense can result from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the medium- to long-term trend in the purchases of equipment for lease customers and the size of the leasing portfolio.  During the first six months of 2019, we purchased $5.7 million in equipment for lease customers compared to $12.9 million in the first six months of 2018.  Our leasing portfolio (net investment in leases — current and long-term) decreased to $33.0 million at June 29, 2019 from $39.0 million at December 29, 2018.  The lower equipment purchases and the decrease in the size of the leasing portfolio were a direct result of lower equipment purchases by one customer during the first six months compared to last year.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first six months of 2019, selling, general and administrative expenses decreased $0.1 million, or 0.5% compared to the first six months of 2018.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first six months ended June 29, 2019:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/29/2018	OPENED	CLOSED	6/29/2019	RENEWAL	RENEWALS
Plato’s Closet
Franchises - US and Canada	480	1	(2)	479	21	19
Once Upon A Child
Franchises - US and Canada	379	6	(1)	384	17	17
Play It Again Sports
Franchises - US and Canada	281	2	—	283	5	5
Style Encore
Franchises - US and Canada	67	4	(2)	69	—	—
Music Go Round
Franchises - US	34	—	—	34	3	3
Total Franchised Stores	1,241	13	(5)	1,249	46	44

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the first six months of 2019, we renewed 44 of the 46 franchise agreements available for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Revenue:
Royalties	72.7%	65.1%	68.3%	63.0%
Leasing income	18.4	26.7	23.4	28.6
Merchandise sales	4.1	3.9	3.7	4.1
Franchise fees	2.4	2.1	2.3	2.1
Other	2.4	2.2	2.3	2.2
Total revenue	100.0	100.0	100.0	100.0

Cost of merchandise sold	(3.9)	(3.8)	(3.5)	(3.9)
Leasing expense	(2.1)	(2.7)	(3.0)	(2.9)
Provision for credit losses	(0.4)	(0.6)	(0.2)	(0.6)
Selling, general and administrative expenses	(37.0)	(37.4)	(37.6)	(37.1)
Income from operations	56.6	55.5	55.7	55.5
Interest expense	(2.9)	(3.6)	(2.6)	(3.9)
Interest and other income (expense)	—	(0.1)	—	—
Income before income taxes	53.7	51.8	53.1	51.6
Provision for income taxes	(11.7)	(12.5)	(12.3)	(12.8)
Net income	42.0%	39.3%	40.8%	38.8%

Comparison of Three Months Ended June 29, 2019 to Three Months Ended June 29, 2019

Revenue

Revenues for the quarter ended June 29, 2019 totaled $17.4 million compared to $18.2 million for the comparable period in 2018.

Royalties and Franchise Fees

Royalties increased to $12.7 million for the second quarter of 2019 from $11.8 million for the second quarter of 2018, a 7.0% increase.  The increase is primarily from higher franchisee retail sales and from having additional franchise stores in the second quarter of 2019 compared to the same period last year.

Franchise fees of $0.4 million for the second quarter of 2019 were comparable to $0.4 million for the second quarter of 2018.

Leasing Income

Leasing income decreased to $3.2 million for the second quarter of 2019 compared to $4.9 million for the same period in 2018.  The decrease is due to a smaller lease portfolio and a lower level of equipment sales to customers when compared to the same period last year.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales of $0.7 million for the second quarter of 2019 were comparable to $0.7 million in the same period of 2018.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold of $0.7 million for the second quarter of 2019 were comparable to $0.7 million in the same period of 2018.   Cost of merchandise sold as a percentage of Direct Franchisee Sales for the second quarter of 2019 and 2018 was 94.4% and 96.6%, respectively.

Leasing Expense

Leasing expense of  $0.4 million for the second quarter of 2019 was comparable to $0.5 million for the second quarter of 2018.

Provision for Credit Losses

Provision for credit losses of  $0.1 million for the second quarter of 2019 were comparable to $0.1 million for the second quarter of 2018.

Selling, General and Administrative

Selling, general and administrative expenses decreased 5.3% to $6.4 million in the second quarter of 2019 from $6.8 million in the same period of 2018.  The decrease was primarily due to a decrease in compensation expense.

Interest Expense

Interest expense decreased to $0.5 million for the second quarter of 2019 compared to $0.7 million for the second quarter of 2018.  The decrease is primarily due to lower average corporate borrowings when compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 21.8% and 24.1% for the second quarter of 2019 and 2018, respectively.  The decrease is primarily due to tax benefits on the exercise of non-qualified stock options.

Comparison of Six Months Ended June 29, 2019 to Six Months Ended June 30, 2018

Revenue

Revenues for the first six months of 2019 totaled $35.7 million compared to $36.3 million for the comparable period in 2018.

Royalties and Franchise Fees

Royalties increased to $24.4 million for the first six months of 2019 from $22.9 million for the first six months of 2018, a 6.8% increase.  The increase in royalties is primarily from higher franchisee retail sales and from having additional franchise stores in the first six months of 2019 compared to the same period last.

Franchise fees of $0.8 million for the first six months of 2019 were comparable to $0.8 million for the first six months of 2018.

Leasing Income

Leasing income decreased to $8.4 million for the first six months of 2019 compared to $10.4 million for the same period in 2018. The decrease is due to a smaller portfolio and a lower level of equipment sales to customers when compared to the same period last year.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales of $1.3 million for the first six months of 2019 were comparable to $1.5 million in the same period of 2018.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold of $1.3 million for the first six months of 2019 was comparable to $1.4 million in the same period of 2018. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first six months of 2019 and 2018 was 94.0% and 96.1%, respectively.

Leasing Expense

Leasing expense of $1.1 million for the first six months of 2019 was comparable to $1.1 million for the first six months of 2018.

Provision for Credit Losses

Provision for credit losses of $0.1 million for the first six months of 2019  was comparable to $0.2 million for the first six months of 2018.

Selling, General and Administrative

Selling, general and administrative expenses of $13.4 million in the first six months of 2019 were comparable to $13.5 million in the same period of 2018.

Interest Expense

Interest expense decreased to $0.9 million for the first six months of 2019 compared to $1.4 million for the first six months of 2018. The decrease is primarily due to lower average corporate borrowings when compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 23.2% and 24.7% for the first six months of 2019 and 2018, respectively. The decrease is primarily due to tax benefits on the exercise of non-qualified stock options

Segment Comparison of Three Months Ended June 29, 2019 to Three Months Ended June 30, 2018

Franchising Segment Operating Income

The franchising segment’s operating income for the second quarter of 2019 increased by $1.0 million to $8.4 million from $7.4 million for the second quarter of 2018.  The increase in segment contribution was primarily due to increased royalty revenues.

Leasing Segment Operating Income

The leasing segment’s operating income for the second quarter of 2019 decreased by $1.3 million to $1.4 million from $2.7 million for the second quarter of 2018.  The decrease in segment contribution was due to a decrease in leasing income net of leasing expense.

Segment Comparison of Six Months Ended June 29, 2019 to Six Months Ended June 30, 2018

Franchising Segment Operating Income

The franchising segment’s operating income for the first six months of 2019 increased by $1.7 million to $15.9 million from $14.2 million for the first six months of 2018.  The increase in segment contribution was primarily due to increased royalty revenues.

Leasing Segment Operating Income

The leasing segment’s operating income for the first six months of 2019 decreased by $2.0 million to $3.9 million from $5.9 million for the first six months of 2018.  The decrease in segment contribution was due to a decrease in leasing income net of leasing expense.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.

We ended the second quarter of 2019 with $1.2 million in cash, cash equivalents and restricted cash compared to $1.3 million in cash, cash equivalents and restricted cash at the end of the second quarter of 2018.

Operating activities provided $23.7 million of cash during the first six months of 2019 compared to $18.4 million provided during the same period last year.  The increase in cash provided by operating activities in the first six months of 2019 compared to 2018 was primarily due to the classification of principal collections on lease receivables of $9.5 million as operating activities in 2019, where such collections in 2018 were classified as investing activities. (See Note 3 – “Recent Accounting Pronouncements”).

Investing activities used $5.8 million of cash during the first six months of 2019.  The 2019 activities consisted primarily of the purchase of equipment for lease customers of $5.7 million.

Financing activities used $19.3 million of cash during the first six months of 2019.  Our most significant financing activities during the first six months of 2019 consisted of $24.0 million to repurchase 150,000 shares of our common stock in the Tender Offer (including fees and expenses), net borrowings on our Line of Credit of $6.0 million to fund in part the Tender Offer, payments on notes payable of $1.6 million and $1.5 million for the payment of dividends; partially offset by $0.9 million in proceeds received from discounted lease rentals and $0.9 million of proceeds from exercise of stock options.  (See Note 8 — “Shareholders’ Equity (Deficit),” Note 9 — “Debt” and Note 10 — “Discounted Lease Rentals”).

As of June 29, 2019, we had no off balance sheet arrangements.

As of June 29, 2019, our borrowing availability under our Line of Credit was $50.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $6.0 million in borrowings outstanding at June 29, 2019 under the Line of Credit bearing interest from 4.60% to  5.50% leaving $44.0 million available for additional borrowings.

During the first six months of 2019, the Line of Credit was used to finance in part the Tender Offer and has been and will continue to be used for general corporate purposes.   In July 2019 and each subsequent July thereafter through the term of the facility, the aggregate commitments under the Line of Credit automatically reduce by $5.0 million.  The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).

As of June 29, 2019, we had $17.0 million in principal outstanding from the $25.0 million Series A notes issued in May 2015 and $10.3 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 under our Note Agreement with Prudential.

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

As of June 29, 2019, we were in compliance with all of the financial covenants under the Line of Credit and Note Agreement.

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

We believe that the combination of our cash on hand, the cash generated from our franchising business, cash generated from discounting sources and our Line of Credit will be adequate to fund our planned operations through 2020.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first six months of 2019, the Company collected $27,100 less than it estimated at December 29, 2018.  As of June 29, 2019, the Company’s royalty receivable was $1,433,500.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue over the estimated life of the franchise, beginning when the franchise is opened. Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated condensed balance sheet.  As of June 29, 2019, deferred franchise fee revenue was $7,850,700.

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

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At June 29, 2019, the Company had available a $50.0 million line of credit with CIBC Bank USA and BMO Harris Bank, N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (twelve months or less).  The Company had $6.0 million of debt outstanding at June 29, 2019 under this line of credit, all of which was in the form of short-term borrowings subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates.  With the Company’s borrowings at June 29, 2019, a one percent increase in short-term rates would reduce annual pretax earnings by $60,000.  The Company had no interest rate derivatives in place at June 29, 2019.

None of the Company’s cash and cash equivalents at June 29, 2019 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the six months ended June 29, 2019.   During fiscal 2018, less than 6% of the Company’s total revenues and 1% of expenses were denominated in a foreign currency.  Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $430,000.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarized the Company’s common stock repurchase during the second quarter of 2019. No shares were purchased during the quarter.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

March 31, 2019 to May 4, 2019	—	$—	—	130,604
May 5, 2019 to June 1, 2019	—	$—	—	130,604
June 2, 2019 to June 29, 2019	—	$—	—	130,604

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended June 29, 2019, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Shareholders’ Equity (Deficit), (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

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

WINMARK CORPORATION

Date: July 23, 2019	By:	/s/ Brett D. Heffes
Brett D. Heffes Chief Executive Officer and Director (principal executive officer)

Date: July 23, 2019	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug Executive Vice President Chief Financial Officer and Treasurer (principal financial and accounting officer)