Form 10-Q
period 2019-09-28
WINMARK CORP
filed 2019-10-22
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019

or

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

Yes ☐              No ☒

As of October  11, 2019, there were 3,830,850 shares of the registrant’s common stock, no par value, outstanding.

WINMARK CORPORATION AND SUBSIDIARIES

PART I.          FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 28, 2019	December 29, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$7,487,200	$2,496,000
Restricted cash	75,000	80,000
Receivables, less allowance for doubtful accounts of $900 and $400	1,594,400	1,553,100
Net investment in leases - current	14,352,800	18,547,500
Income tax receivable	391,700	565,500
Inventories	69,700	107,600
Prepaid expenses	1,012,500	901,600
Total current assets	24,983,300	24,251,300
Net investment in leases - long-term	15,644,900	20,455,500
Property and equipment, net	2,863,700	866,200
Operating lease right of use assets	3,734,400	—
Goodwill	607,500	607,500
Other assets	501,200	482,600
Deferred income taxes	172,500	—
	$48,507,500	$46,663,100
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $13,900 and $13,900	$3,486,100	$3,236,100
Accounts payable	1,185,300	1,351,800
Accrued liabilities	2,980,000	3,128,600
Discounted lease rentals	3,012,900	3,021,900
Deferred revenue	1,730,900	1,744,900
Total current liabilities	12,395,200	12,483,300
Long-Term Liabilities:
Notes payable, net of unamortized debt issuance costs of $72,200 and $82,600	22,927,800	25,604,900
Discounted lease rentals	1,354,000	2,723,500
Deferred revenue	8,031,900	8,432,400
Operating lease liabilities	5,953,100	—
Other liabilities	971,500	1,079,200
Deferred income taxes	—	1,148,300
Total long-term liabilities	39,238,300	38,988,300
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,822,978 and 3,907,686 shares issued and outstanding	3,851,000	4,425,600
Retained earnings (accumulated deficit)	(6,977,000)	(9,234,100)
Total shareholders’ equity (deficit)	(3,126,000)	(4,808,500)
	$48,507,500	$46,663,100

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenue:
Royalties	$13,808,800	$12,865,900	$38,223,400	$35,735,900
Leasing income	4,375,500	4,608,600	12,733,800	14,994,500
Merchandise sales	704,500	858,400	2,037,300	2,340,200
Franchise fees	377,400	383,300	1,183,100	1,162,300
Other	414,700	402,300	1,238,700	1,206,400
Total revenue	19,680,900	19,118,500	55,416,300	55,439,300
Cost of merchandise sold	671,700	811,500	1,924,400	2,235,000
Leasing expense	572,400	718,500	1,642,000	1,769,200
Provision for credit losses	(55,500)	(55,600)	23,900	148,400
Selling, general and administrative expenses	6,217,600	6,208,800	19,637,900	19,702,500
Income from operations	12,274,700	11,435,300	32,188,100	31,584,200
Interest expense	(406,200)	(576,900)	(1,348,700)	(1,978,600)
Interest and other income (expense)	500	(1,000)	(5,900)	(13,300)
Income before income taxes	11,869,000	10,857,400	30,833,500	29,592,300
Provision for income taxes	(2,755,200)	(2,493,100)	(7,145,600)	(7,124,600)
Net income	$9,113,800	$8,364,300	$23,687,900	$22,467,700
Earnings per share - basic	$2.39	$2.15	$6.19	$5.81
Earnings per share - diluted	$2.24	$2.01	$5.76	$5.43
Weighted average shares outstanding - basic	3,808,863	3,886,473	3,829,329	3,864,077
Weighted average shares outstanding - diluted	4,065,301	4,164,339	4,112,318	4,140,816

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 29, 2018	3,907,686	$4,425,600	$(9,234,100)	$(4,808,500)
Repurchase of common stock	(150,000)	(5,081,000)	(18,947,100)	(24,028,100)
Stock options exercised	1,500	156,600	—	156,600
Compensation expense relating to stock options	—	498,800	—	498,800
Cash dividends ($0.15 per share)	—	—	(586,100)	(586,100)
Comprehensive income (Net income)	—	—	7,272,200	7,272,200
BALANCE, March 30, 2019	3,759,186	—	(21,495,100)	(21,495,100)
Stock options exercised	22,153	788,800	—	788,800
Compensation expense relating to stock options	—	516,800	—	516,800
Cash dividends ($0.25 per share)	—	—	(942,800)	(942,800)
Comprehensive income (Net income)	—	—	7,301,900	7,301,900
BALANCE, June 29, 2019	3,781,339	1,305,600	(15,136,000)	(13,830,400)
Stock options exercised	41,639	2,049,600	—	2,049,600
Compensation expense relating to stock options	—	495,800	—	495,800
Cash dividends ($0.25 per share)	—	—	(954,800)	(954,800)
Comprehensive income (Net income)	—	—	9,113,800	9,113,800
BALANCE, September 28, 2019	3,822,978	$3,851,000	$(6,977,000)	$(3,126,000)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 30, 2017	3,843,078	$1,476,200	$(37,189,700)	$(35,713,500)
Stock options exercised	6,428	48,400	—	48,400
Compensation expense relating to stock options	—	490,800	—	490,800
Cash dividends ($0.11 per share)	—	—	(423,200)	(423,200)
Comprehensive income (Net income)	—	—	6,960,400	6,960,400
BALANCE, March 31, 2018	3,849,506	2,015,400	(30,652,500)	(28,637,100)
Stock options exercised	19,020	798,100	—	798,100
Compensation expense relating to stock options	—	516,100	—	516,100
Cash dividends ($0.15 per share)	—	—	(577,900)	(577,900)
Comprehensive income (Net income)	—	—	7,143,000	7,143,000
BALANCE, June 30, 2018	3,868,526	3,329,600	(24,087,400)	(20,757,800)
Repurchase of common stock	(3,770)	(558,200)	—	(558,200)
Stock options exercised	36,446	1,325,100	—	1,325,100
Compensation expense relating to stock options	—	500,900	—	500,900
Cash dividends ($0.15 per share)	—	—	(583,000)	(583,000)
Comprehensive income (Net income)	—	—	8,364,300	8,364,300
BALANCE, September 29, 2018	3,901,202	$4,597,400	$(16,306,100)	$(11,708,700)

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 28, 2019	September 29, 2018
OPERATING ACTIVITIES:
Net income	$23,687,900	$22,467,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	276,700	233,700
Provision for credit losses	23,900	148,400
Compensation expense related to stock options	1,511,400	1,507,800
Deferred income taxes	(1,320,800)	105,300
Deferred initial direct costs	(87,400)	(1,198,600)
Amortization of deferred initial direct costs	492,800	809,500
Operating lease right of use asset amortization	285,000	—
Tax benefits on exercised stock options	580,700	297,900
Change in operating assets and liabilities:
Receivables	(41,300)	39,100
Principal collections on lease receivables	14,407,300	—
Income tax receivable/payable	(406,900)	2,766,700
Inventories	37,900	(31,100)
Prepaid expenses	(110,900)	(173,800)
Other assets	(18,600)	(90,100)
Accounts payable	(166,500)	(628,000)
Accrued and other liabilities	(519,300)	1,775,800
Rents received in advance and security deposits	(149,500)	(376,000)
Deferred revenue	(414,500)	(35,700)
Net cash provided by operating activities	38,067,900	27,618,600
INVESTING ACTIVITIES:
Purchase of property and equipment	(135,200)	(472,400)
Purchase of equipment for lease contracts	(7,936,600)	(20,219,800)
Principal collections on lease receivables	—	16,303,500
Net cash used for investing activities	(8,071,800)	(4,388,700)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	18,800,000	7,300,000
Payments on line of credit	(18,800,000)	(32,600,000)
Payments on notes payable	(2,437,500)	(2,437,500)
Repurchases of common stock	(24,028,100)	(558,200)
Proceeds from exercises of stock options	2,995,000	2,171,600
Dividends paid	(2,483,700)	(1,584,100)
Proceeds from discounted lease rentals	944,400	4,557,300
Net cash used for financing activities	(25,009,900)	(23,150,900)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,986,200	79,000
Cash, cash equivalents and restricted cash, beginning of period	2,576,000	1,163,200
Cash, cash equivalents and restricted cash, end of period	$7,562,200	$1,242,200
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,322,800	$2,015,000
Cash paid for income taxes	$8,292,700	$3,954,700
Non-cash landlord leasehold improvements	$2,139,000	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Condensed Balance Sheets to the total of the same amounts shown above:

	Nine Months Ended
	September 28, 2019	September 29, 2018
Cash and cash equivalents	$7,487,200	$1,187,200
Restricted cash	75,000	55,000
Total cash, cash equivalents and restricted cash	$7,562,200	$1,242,200

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

Revenues and operating results for the nine months ended September  28, 2019 are not necessarily indicative of the results to be expected for the full year.

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

3.  Recent Accounting Pronouncements:

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded.  This guidance will be effective for reporting periods beginning after December 15, 2019, with early adoption permitted.  While the Company is currently in the process of evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements, at this time it does not believe the adoption of the ASU will have a material impact on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which provides guidance on accounting for leases that supersedes existing lease accounting guidance.  The ASU’s core principle is that a lessee should recognize lease assets and lease liabilities for those leases classified as operating leases under existing lease accounting guidance.  The new standard also makes targeted changes to lessor accounting, as well as adding new disclosures for leasing activities.  In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard.  In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. The Company used the prospective approach of adoption when the new guidance was adopted on December 30, 2018, the first day of fiscal 2019. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed it to carry forward historical lease classification. Upon adoption, as a lessee, the Company recognized operating lease right-of-use assets of $6.0 million and operating lease liabilities of $6.3 million on its Consolidated Condensed Balance Sheets. The adoption of the standard did not have a material impact on its Consolidated Condensed Statements of Operations or Shareholders’ Equity (Deficit). As a lessor, the adoption of the new standard required the Company to present cash receipts from leases within operating activities in the Consolidated Condensed Statements of Cash Flows, where in prior periods such cash receipts are presented within investing activities. For the nine months ended September  28, 2019, principal collections on lease receivables were $14.4 million.

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

4. Contract Liabilities:

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees.  The table below presents the activity of the current and noncurrent deferred franchise revenue during the third nine months of 2019 and 2018, respectively:

	September 28, 2019	September 29, 2018
Balance at beginning of period	$10,177,300	$10,310,200
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	979,700	1,354,500
Fees earned that were included in the balance at the beginning of the period	(1,394,200)	(1,390,200)
Balance at end of period	$9,762,800	$10,274,500

The following table illustrates future estimated revenue to be recognized for the remainder of 2019 and full fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 29, 2019.

Contract Liabilities expected to be recognized in	Amount
2019	$433,200
2020	1,693,100
2021	1,554,300
2022	1,409,400
2023	1,238,100
Thereafter	3,434,700
$9,762,800

5.  Fair Value Measurements:

The Company defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company uses three levels of inputs to measure fair value:

•	Level 1 – quoted prices in active markets for identical assets and liabilities.
•	Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.
•	Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Due to their nature, the carrying value of cash equivalents, receivables, payables and debt obligations approximates fair value.

6.  Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	September 28, 2019	December 29, 2018
Direct financing and sales-type leases:
Minimum lease payments receivable	$31,375,800	$40,822,400
Estimated unguaranteed residual value of equipment	4,289,200	4,741,200
Unearned lease income, net of initial direct costs deferred	(4,765,000)	(6,739,900)
Security deposits	(3,900,600)	(4,118,300)
Equipment installed on leases not yet commenced	3,645,700	5,094,800
Total investment in direct financing and sales-type leases	30,645,100	39,800,200
Allowance for credit losses	(676,800)	(861,200)
Net investment in direct financing and sales-type leases	29,968,300	38,939,000
Operating leases:
Operating lease assets	665,800	777,000
Less accumulated depreciation and amortization	(636,400)	(713,000)
Net investment in operating leases	29,400	64,000
Total net investment in leasing operations	$29,997,700	$39,003,000

As of September 28, 2019, the $30.0 million total net investment in leases consists of $14.4 million classified as current and $15.6 million classified as long-term.  As of December 29, 2018, the $39.0 million total net investment in leases consists of $18.5 million classified as current and $20.5 million classified as long-term.

As of September  28, 2019, leased assets with one customer approximated 12% of the Company’s total assets. A portion of the lease payments receivable from this customer were assigned as collateral in non-recourse financing with financial institutions. See Note 10 – “Discounted Lease Rentals”.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2019 and the full fiscal years thereafter as of September 28, 2019:

	Direct Financing and Sales-Type Leases
	Minimum Lease	Income
Fiscal Year	Payments Receivable	Amortization
2019	$5,214,200	$1,291,400
2020	17,273,500	2,782,500
2021	7,999,300	661,400
2022	876,300	29,100
2023	8,100	500
Thereafter	4,400	100
	$31,375,800	$4,765,000

The activity in the allowance for credit losses for leasing operations during the first nine months of 2019 and 2018, respectively, is as follows:

	September 28, 2019	September 29, 2018
Balance at beginning of period	$861,200	$711,200
Provisions charged to expense	23,900	148,400
Recoveries	15,700	210,700
Deductions for amounts written-off	(224,000)	(101,100)
Balance at end of period	$676,800	$969,200

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	September 28, 2019		December 29, 2018
	Investment	Allowance for	Investment	Allowance for
	In Leases	Credit Losses	In Leases	Credit Losses
Collectively evaluated for loss potential	$30,645,100	676,800	$39,800,200	$861,200
Individually evaluated for loss potential	—	—	—	—
Total	$30,645,100	$676,800	$39,800,200	$861,200

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

	September 28, 2019
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$29,409,600	$—	$—	$—	$29,409,600
Small-Ticket	1,235,500	—	—	—	1,235,500
Total Investment in Leases	$30,645,100	$—	$—	$—	$30,645,100

	December 29, 2018
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$38,395,000	$—	$—	$70,000	$38,465,000
Small-Ticket	1,335,200	—	—	—	1,335,200
Total Investment in Leases	$39,730,200	$—	$—	$70,000	$39,800,200

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

Leasing income as presented on the Consolidated Condensed Statements of Operations consists of the following:

	Three Months Ended	Nine Months Ended
	September 28, 2019	September 28, 2019
Interest income on direct financing and sales-type leases	$1,856,000	$6,066,800
Selling profit (loss) at commencement of sales-type leases	1,098,100	1,971,600
Operating lease income	702,600	1,908,700
Income on sales of equipment under lease	496,600	2,268,500
Other	222,200	518,200
Leasing income	$4,375,500	$12,733,800

7.  Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Denominator for basic EPS — weighted average common shares	3,808,863	3,886,473	3,829,329	3,864,077
Dilutive shares associated with option plans	256,438	277,866	282,989	276,739
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	4,065,301	4,164,339	4,112,318	4,140,816
Options excluded from EPS calculation — anti-dilutive	7,146	6,116	6,782	15,428

8.  Shareholders’ Equity (Deficit):

Dividends

On January 23, 2019, the Company’s Board of Directors approved the payment of a $0.15 per share quarterly cash dividend to shareholders of record at the close of business on February 6, 2019, which was paid on March 1, 2019.

On April 24, 2019, the Company’s Board of Directors approved the payment of a $0.25 per share quarterly cash dividend to shareholders of record at the close of business on May 8, 2019, which was paid on June 1, 2019.

On July 24, 2019, the Company’s Board of Directors approved the payment of a $0.25 per share quarterly cash dividend to shareholders of record at the close of business on August 7, 2019, which was paid on September 3, 2019.

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

Under a previous Board of Directors’ authorization, as of September 28, 2019, the Company has the ability to repurchase an additional 130,604 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

The Company had authorized up to 750,000 shares of common stock be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2001 Stock Option Plan (the “2001 Plan”).  The 2001 Plan expired on February 20, 2011. As of September 29, 2019, the Company has authorized up to 700,000 shares of common stock to be reserved for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2010 Stock Option Plan (the “2010 Plan”).

The Company also sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors Plan”) and has reserved a total of 350,000 shares for issuance to directors of the Company who are not employees.

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of September 28, 2019 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 29, 2018	639,380	$84.12	5.61	$47,808,100
Granted	29,250	164.84
Exercised	(65,292)	45.87
Outstanding, September 28, 2019	603,338	$92.17	5.37	$50,698,600
Exercisable, September 28, 2019	440,813	$74.76	4.28	$44,717,900

The fair value of options granted under the Option Plans during the first nine months of 2019 and 2018 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Nine Months Ended
	September 28, 2019	September 29, 2018
Risk free interest rate	1.98%	2.73%
Expected life (years)	6	6
Expected volatility	20.30%	20.40%
Dividend yield	1.26%	1.17%
Option fair value	$32.65	$31.44

All unexercised options at September 28, 2019 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $1,511,400 and $1,507,800 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first nine months of 2019 and 2018, respectively.  As of September 28, 2019, the Company had $3.8 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.4 years.

9.  Debt:

Line of Credit

As of September  28, 2019, there were no borrowings outstanding under the Company’s revolving credit facility with CIBC Bank USA and BMO Harris Bank N.A. (the “Line of Credit”), leaving $45.0 million available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes.  During the first quarter of 2019, the Line of Credit was used to finance in part the Tender Offer (as indicated above). The Line of Credit, which terminates in July 2021, is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of September  28, 2019, the Company was in compliance with all of its financial covenants.

Notes Payable

As of September  28, 2019, the Company had $16.5 million in principal outstanding from the $25.0 million Series A notes issued in May 2015 and $10.0 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 under its Note Agreement with Prudential Investment Management, Inc., its affiliates and managed accounts (“Prudential”).

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and tangible net worth and maximum levels of leverage (all as defined within the Note Agreement). As of September  28, 2019, the Company was in compliance with all of its financial covenants.

In connection with the Note Agreement, the Company incurred debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

10. Discounted Lease Rentals:

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 6.39% at September  28, 2019 on a non-recourse basis. As of September  28, 2019,  $3.0 million of the $4.4 million liability balance is current.

11. Operating Leases:

As of September  28, 2019, the Company leases its Minnesota corporate headquarters in a facility with an operating lease that expires in December 2029 as well as satellite office space in California with an operating lease that expires in August 2022.  Our leases include both lease (fixed payments including rent) and non-lease components (common area or other maintenance costs and taxes) which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases.  The corporate headquarters lease provides us the option to extend the lease for two additional five year periods.  The California lease provides us an option to extend the lease for an additional three year period.  The lease renewal options are at our sole discretion; therefore, the renewals to extend the lease term are not included in our right of use assets and lease liabilities as they are not reasonably certain of exercise.  The weighted average remaining lease term for these leases is 10.1 years and the weighted average discount rate is 5.5%.  As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.  The Company recognized $1,047,600 and $913,800 of rent expense for the periods ended September  28, 2019 and September 29, 2018, respectively.

Maturities of operating lease liabilities is as follows for the remainder of fiscal 2019 and full fiscal years thereafter as of September  28, 2019:

Operating Lease Liabilities expected to be recognized in	Amount
2019	$14,300
2020	762,500
2021	783,600
2022	784,400
2023	763,300
Thereafter	5,042,900
Total lease payments	8,151,000
Less imputed interest	(1,870,900)
Present value of lease liabilities	$6,280,100

Of the $6.3 million operating lease liability outstanding at September  28, 2019, $0.3 million is included in Accrued liabilities in the Current liabilities section of the Consolidated Condensed Balance Sheets.

Supplemental cash flow information related to our operating leases is as follows for the period ended September  28, 2019:

Nine Months Ended
September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow outflow from operating leases	$479,600

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

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenue:
Franchising	$15,305,400	$14,509,900	$42,682,500	$40,444,800
Leasing	4,375,500	4,608,600	12,733,800	14,994,500
Total revenue	$19,680,900	$19,118,500	$55,416,300	$55,439,300

Reconciliation to operating income:
Franchising segment contribution	$9,895,700	$9,064,900	$25,844,500	$23,264,900
Leasing segment contribution	2,379,000	2,370,400	6,343,600	8,319,300
Total operating income	$12,274,700	$11,435,300	$32,188,100	$31,584,200

Depreciation and amortization:
Franchising	$79,000	$60,300	$208,900	$178,200
Leasing	31,700	18,300	67,800	55,500
Total depreciation and amortization	$110,700	$78,600	$276,700	$233,700

	As of
	September 28, 2019	December 29, 2018
Identifiable assets:
Franchising	$3,841,400	$5,208,400
Leasing	31,771,400	40,490,000
Unallocated	12,894,700	964,700
Total	$48,507,500	$46,663,100

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of September  28, 2019, we had 1,255  franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands and had a leasing portfolio of $30.0 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees.  During the first nine months of 2019, our royalties increased $2.5 million or 7.0% compared to the first nine months of 2018.

Leasing income net of leasing expense during the first nine months of 2019 was $11.1 million compared to $13.2 million in the same period last year.  Fluctuations in period-to-period leasing income and leasing expense can result from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the medium- to long-term trend in the purchases of equipment for lease customers and the size of the leasing portfolio.  During the first nine months of 2019, we purchased $7.9 million in equipment for lease customers compared to $20.2 million in the first nine months of 2018.  Our leasing portfolio (net investment in leases — current and long-term) decreased to $30.0 million at September  28, 2019 from $39.0 million at December 29, 2018.  The lower equipment purchases and the decrease in the size of the leasing portfolio were a direct result of a decrease in the number of customers installing equipment during the first nine months compared to last year. We continue to explore ways to grow leased assets and add new customers to our leasing portfolio; however, continued low levels of equipment purchases for lease customers and decreases in the size of our portfolio will impact the long-term operating income of our leasing segment.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first nine months of 2019, selling, general and administrative expenses decreased $0.1 million, or 0.3% compared to the first nine months of 2018.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first nine months ended September  28, 2019:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/29/2018	OPENED	CLOSED	9/28/2019	RENEWAL	RENEWALS
Plato’s Closet
Franchises - US and Canada	480	5	(3)	482	27	25
Once Upon A Child
Franchises - US and Canada	379	9	(2)	386	20	20
Play It Again Sports
Franchises - US and Canada	281	4	(1)	284	11	11
Style Encore
Franchises - US and Canada	67	5	(2)	70	—	—
Music Go Round
Franchises - US	34	—	(1)	33	4	4
Total Franchised Stores	1,241	23	(9)	1,255	62	60

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the first nine months of 2019, we renewed 60 of the 62 franchise agreements available for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Revenue:
Royalties	70.2%	67.3%	69.0%	64.5%
Leasing income	22.2	24.1	23.0	27.0
Merchandise sales	3.6	4.5	3.7	4.2
Franchise fees	1.9	2.0	2.1	2.1
Other	2.1	2.1	2.2	2.2
Total revenue	100.0	100.0	100.0	100.0

Cost of merchandise sold	(3.4)	(4.2)	(3.5)	(4.0)
Leasing expense	(2.9)	(3.8)	(3.0)	(3.2)
Provision for credit losses	0.3	0.3	—	(0.3)
Selling, general and administrative expenses	(31.6)	(32.5)	(35.4)	(35.5)
Income from operations	62.4	59.8	58.1	57.0
Interest expense	(2.1)	(3.0)	(2.4)	(3.6)
Interest and other income (expense)	—	—	—	—
Income before income taxes	60.3	56.8	55.7	53.4
Provision for income taxes	(14.0)	(13.0)	(12.9)	(12.9)
Net income	46.3%	43.8%	42.8%	40.5%

Comparison of Three Months Ended September  29, 2018 to Three Months Ended September  28, 2019

Revenue

Revenues for the quarter ended September  28, 2019 totaled $19.7 million compared to $19.1 million for the comparable period in 2018.

Royalties and Franchise Fees

Royalties increased to $13.8 million for the third quarter of 2019 from $12.9 million for the third quarter of 2018, a 7.3% increase.  The increase is primarily from higher franchisee retail sales and from having additional franchise stores in the third quarter of 2019 compared to the same period last year.

Franchise fees of $0.4 million for the third quarter of 2019 were comparable to $0.4 million for the third quarter of 2018.

Leasing Income

Leasing income decreased to $4.4 million for the third quarter of 2019 compared to $4.6 million for the same period in 2018.  The decrease is due to a smaller lease portfolio.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales were  $0.7 million for the third quarter of 2019 compared to $0.9 million in the same period of 2018.   The decrease is due to a decrease in technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold was $0.7 million for the third quarter of 2019 compared to $0.8 million in the same period of 2018.   The decrease is due to the decrease in Direct Franchise Sales discussed above.   Cost of merchandise sold as a percentage of Direct Franchisee Sales for the third quarter of 2019 and 2018 was 95.3% and 94.5%, respectively.

Leasing Expense

Leasing expense of  $0.6 million for the third quarter of 2019 was comparable to $0.7 million for the third quarter of 2018.

Provision for Credit Losses

Provision for credit losses of  $(0.1) million for the third quarter of 2019 was comparable to $(0.1) million for the third quarter of 2018.

Selling, General and Administrative

Selling, general and administrative expenses of  $6.2 million in the third quarter of 2019 were comparable to $6.2 million in the same period of 2018.

Interest Expense

Interest expense decreased to $0.4 million for the third quarter of 2019 compared to $0.6 million for the third quarter of 2018.  The decrease is primarily due to lower average corporate borrowings when compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 23.2% and 23.0% for the third quarter of 2019 and 2018, respectively.

Comparison of Nine Months Ended September  28, 2019 to Nine Months Ended September 29, 2018

Revenue

Revenues for the first nine  months of 2019 totaled $55.4 million compared to $55.4 million for the comparable period in 2018.

Royalties and Franchise Fees

Royalties increased to $38.2 million for the first nine months of 2019 from $35.7 million for the first nine months of 2018, a 7.0% increase.  The increase in royalties is primarily from higher franchisee retail sales and from having additional franchise stores in the first nine months of 2019 compared to the same period last.

Franchise fees of $1.2 million for the first nine months of 2019 were comparable to $1.2 million for the first nine months of 2018.

Leasing Income

Leasing income decreased to $12.7 million for the first nine months of 2019 compared to $15.0 million for the same period in 2018. The decrease is due to a smaller portfolio.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales were  $2.0 million for the first nine months of 2019  compared to $2.3 million in the same period of 2018. The decrease is due to a decrease in technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold was  $1.9 million for the first nine months of 2019 compared to $2.2 million in the same period of 2018. The decrease is due to the decrease in Direct Franchisee Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first nine months of 2019 and 2018 was 94.5% and 95.5%, respectively.

Leasing Expense

Leasing expense of  $1.6 million for the first nine months of 2019 was comparable to $1.8 million for the first nine months of 2018.

Provision for Credit Losses

Provision for credit losses was  $23,000 for the first nine months of 2019 compared to $0.1 million for the first nine months of 2018.

Selling, General and Administrative

Selling, general and administrative expenses of  $19.6 million in the first nine months of 2019 were comparable to $19.7 million in the same period of 2018.

Interest Expense

Interest expense decreased to $1.3 million for the first nine months of 2019 compared to $2.0 million for the first nine months of 2018. The decrease is primarily due to lower average corporate borrowings when compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 23.2% and 24.1% for the first nine months of 2019 and 2018, respectively. The decrease is primarily due to tax benefits on the exercise of non-qualified stock options

Segment Comparison of Three Months Ended September  28, 2019 to Three Months Ended September 29, 2018

Franchising Segment Operating Income

The franchising segment’s operating income for the third quarter of 2019 increased by $0.8 million to $9.9 million from $9.1 million for the third quarter of 2018.  The increase in segment contribution was primarily due to increased royalty revenues.

Leasing Segment Operating Income

The leasing segment’s operating income for the third quarter of 2019 of  $2.4 million was comparable to $2.4 million for the third quarter of 2018.

Segment Comparison of Nine Months Ended September  28, 2019 to Nine Months Ended September 29, 2018

Franchising Segment Operating Income

The franchising segment’s operating income for the first nine months of 2019 increased by $2.6 million to $25.8 million from $23.3 million for the first nine months of 2018.  The increase in segment contribution was primarily due to increased royalty revenues.

Leasing Segment Operating Income

The leasing segment’s operating income for the first nine months of 2019 decreased by $2.0 million to $6.3 million from $8.3 million for the first nine months of 2018.  The decrease in segment contribution was due to a decrease in leasing income net of leasing expense.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.

We ended the third quarter of 2019 with $7.6 million in cash, cash equivalents and restricted cash compared to $1.2 million in cash, cash equivalents and restricted cash at the end of the third quarter of 2018.

Operating activities provided $38.1 million of cash during the first nine months of 2019 compared to $27.6 million provided during the same period last year.  The increase in cash provided by operating activities in the first nine months of 2019 compared to 2018 was primarily due to the classification of principal collections on lease receivables of $14.4 million as operating activities in 2019, where such collections in 2018 were classified as investing activities. (See Note 3 – “Recent Accounting Pronouncements”).

Investing activities used $8.1 million of cash during the first nine months of 2019.  The 2019 activities consisted primarily of the purchase of equipment for lease customers of $7.9 million.

Financing activities used $25.0 million of cash during the first nine months of 2019.  Our most significant financing activities during the first nine months of 2019 consisted of $24.0 million to repurchase 150,000 shares of our common stock in the Tender Offer (including fees and expenses),  $2.5 million for the payment of dividends and payments on notes payable of $2.4 million; partially offset by $3.0 million of proceeds from exercise of stock options and $0.9 million in proceeds received from discounted lease rentals.  (See Note 8 — “Shareholders’ Equity (Deficit),” Note 9 — “Debt” and Note 10 — “Discounted Lease Rentals”).

As of September  28, 2019, we had no off balance sheet arrangements.

As of September  28, 2019, our borrowing availability under our Line of Credit was $45.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were no borrowings outstanding at September  28, 2019 under the Line of Credit leaving $45.0 million available for additional borrowings.

During the first nine months of 2019, the Line of Credit was used to finance in part the Tender Offer and has been and will continue to be used for general corporate purposes.   In July 2019, the aggregate commitments under the Line of Credit automatically reduced by $5.0 million and will automatically reduce by the same amount each subsequent July thereafter through the term of the facility.  The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).

As of September  28, 2019, we had $16.5 million in principal outstanding from the $25.0 million Series A notes issued in May 2015 and $10.0 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 under our Note Agreement with Prudential.

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

As of September  28, 2019, we were in compliance with all of the financial covenants under the Line of Credit and Note Agreement.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first nine months of 2019, the Company collected $27,100 less than it estimated at December 29, 2018.  As of September  28, 2019, the Company’s royalty receivable was $1,424,400.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue over the estimated life of the franchise, beginning when the franchise is opened. Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated condensed balance sheet.  As of September  28, 2019, deferred franchise fee revenue was $7,784,700.

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

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At September  28, 2019, the Company had available a $45.0 million line of credit with CIBC Bank USA and BMO Harris Bank, N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (twelve months or less).  The Company had no debt outstanding at September  28, 2019 under this line of credit. The Company’s earnings would be affected by changes in these short-term interest rates only in the event that it were to borrow amounts under this facility. With the Company’s borrowings at September  28, 2019, a one percent increase in short-term rates would have no impact on annual pretax earnings.  The Company had no interest rate derivatives in place at September  28, 2019.

None of the Company’s cash and cash equivalents at September  28, 2019 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the nine months ended September  28, 2019.   During fiscal 2018, less than 6% of the Company’s total revenues and 1% of expenses were denominated in a foreign currency.  Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $430,000.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 1A:  Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 29, 2018.  If any of those factors were to occur, they could materially adversely affect our financial condition or future results, and could cause our actual results to differ materially from those expressed in its forward-looking statements in this report.  Except as noted below, we are aware of no material changes to the Risk Factors discussed in our Annual Report on Form 10-K for the year ended December 29, 2018.

If we are unable to add new leasing customers and grow leased assets, our leasing portfolio will decrease in size and our leasing income will be impacted.

In our leasing business, our ability to grow and maintain our leasing portfolio is dependent upon successfully adding new leasing customers and sustaining leased equipment purchases for existing customers.  If we are unable to effectively accomplish these undertakings, our leasing portfolio will decrease and the operating income of our leasing segment will decline.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarized the Company’s common stock repurchase during the third quarter of 2019. No shares were purchased during the quarter.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

June 30, 2019 to August 3, 2019	—	$—	—	130,604
August 4, 2019 to August 31, 2019	—	$—	—	130,604
September 1, 2019 to September 28, 2019	—	$—	—	130,604

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended September  28, 2019, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Shareholders’ Equity (Deficit), (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

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

WINMARK CORPORATION

Date: October 22, 2019	By:	/s/ Brett D. Heffes
Brett D. Heffes Chief Executive Officer and Director (principal executive officer)

Date: October 22, 2019	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug Executive Vice President Chief Financial Officer and Treasurer (principal financial and accounting officer)