Form 10-K
period 2019-12-28
WINMARK CORP
filed 2020-03-10
CIK 908315

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2019, or

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

Yes ☐              No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $339,792,677.

Shares of no par value Common Stock outstanding as of March 9, 2020:  3,648,753 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 29, 2020 have been incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report

WINMARK CORPORATION AND SUBSIDIARIES

PART I

ITEM 1:     BUSINESS

Background

We are a franchisor of five value-oriented retail store concepts that buy, sell and trade gently used merchandise.  Each of our retail store brands emphasizes consumer value by offering high-quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers’ used goods that have been outgrown or are no longer used.  Our concepts also offer a limited amount of new merchandise to customers.  For over 30 years, we have offered a sustainable solution for consumers to recycle their gently used clothing, toys, sporting goods and musical instruments.  As of December 28, 2019, we had 1,256 franchised stores across the United States and Canada. In addition, we provide franchise consulting and advisory services to new and emerging franchisors through Winmark Franchise Partners, which we launched in 2017.

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

Our significant assets are located within the United States, and we generate all revenues from United States operations other than franchising revenues from Canadian operations of approximately $4.7 million, $4.4 million and $3.8 million for 2019, 2018 and 2017, respectively.  For additional financial information, please see Item 6 — Selected Financial Data and Item 8 — Financial Statements and Supplementary Data.  We were incorporated in Minnesota in 1988.

Franchise Operations

Our retail brands with their fiscal year 2019 system-wide sales, which we define as estimated revenues generated by all franchise locations, are summarized as follows:

Plato’s Closet® - $516 million.

We began franchising the Plato’s Closet brand in 1999.  Plato’s Closet stores buy and sell gently used clothing and accessories geared toward the teenage and young adult market.  Customers have the opportunity to sell their used items to Plato’s Closet stores and to purchase quality used clothing and accessories at prices lower than new merchandise.

Once Upon A Child® - $376 million.

We began franchising the Once Upon A Child brand in 1993.  Once Upon A Child stores buy and sell gently used and, to a lesser extent, new children’s clothing, toys, furniture, equipment and accessories.  This brand primarily targets parents of children ages infant to 12 years.  These customers have the opportunity to sell their used children’s items to a Once Upon A Child store when outgrown and to purchase quality used children’s clothing, toys, furniture and equipment at prices lower than new merchandise.

Play It Again Sports® - $227 million.

We began franchising the Play It Again Sports brand in 1988.  Play It Again Sports stores buy, sell, trade and consign gently used and new sporting goods, equipment and accessories for a variety of athletic activities including team sports (baseball/softball, hockey, football, lacrosse, soccer), fitness, ski/snowboard and golf among others.  The stores offer a flexible mix of merchandise that is adjusted to adapt to seasonal and regional differences.

Style Encore® - $49 million.

We began franchising the Style Encore brand in 2013.  Style Encore stores buy and sell gently used women’s apparel, shoes and accessories.  Customers have the opportunity to sell their used items to Style Encore stores and to purchase quality used clothing, shoes and accessories at prices lower than new merchandise.

Music Go Round® - $35 million.

We began franchising the Music Go Round brand in 1994.  Music Go Round stores buy, sell, trade and consign gently used and, to a lesser extent, new musical instruments, speakers, amplifiers, music-related electronics and related accessories.

The following table presents the royalties and franchise fees contributed by our franchised retail brands for each of the past three years and the corresponding percentage of consolidated revenues for each such year:

	Total Royalties and Franchise Fees
	(in millions)			% of Consolidated Revenue
	2017	2018	2019	2017	2018	2019
Plato’s Closet	$20.2	$21.8	$23.1	29.0%	30.1%	31.6%
Once Upon A Child	14.5	15.2	16.7	20.8	20.9	22.8
Play It Again Sports	9.3	9.4	9.5	13.3	13.0	12.9
Style Encore	2.2	2.4	2.6	3.1	3.3	3.5
Music Go Round	1.0	1.0	1.1	1.4	1.4	1.5
	$47.2	$49.8	$53.0	67.6%	68.7%	72.3%

The following table presents a summary of our retail brands franchising activity for the fiscal year ended December 28, 2019:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/29/2018	OPENED	CLOSED	12/28/2019	RENEWAL	RENEWALS	% RENEWED
Plato’s Closet
Franchises - US and Canada	480	6	(3)	483	45	43	96%
Once Upon A Child
Franchises - US and Canada	379	12	(3)	388	27	27	100%
Play It Again Sports
Franchises - US and Canada	281	4	(5)	280	15	15	100%
Style Encore
Franchises - US and Canada	67	5	(4)	68	—	—	N/A
Music Go Round
Franchises - US	34	4	(1)	37	4	4	100%
Total Franchised Stores	1,241	31	(16)	1,256	91	89	98%

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

We have developed value-oriented retail brands based on a mix of gently used and, to a lesser extent, new merchandise.  We franchise rights to franchisees who open franchised locations under such brands.  The key elements of our franchise strategy include:

•	franchising the rights to operate retail stores offering value-oriented merchandise;
•	attracting new, qualified franchisees; and
•	providing initial and continuing support to franchisees.

Offering Value-Oriented Merchandise

Our retail brands provide value to consumers by purchasing and reselling gently used merchandise that consumers have outgrown or no longer use at substantial savings from the price of new merchandise.  By offering a combination of high-quality used and value-priced new merchandise, we benefit from consumer demand for value-oriented retailing.  In addition, we believe that among national retail operations our retail store brands provide a unique source of value to consumers by purchasing used merchandise.  We also believe that the strategy of buying used merchandise increases consumer awareness of our retail brands.

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

At December 28, 2019, we had 38 signed retail franchise agreements, of which the majority are expected to open in 2020.

We began franchising in Canada in 1991 and, as of December 28, 2019, had 121 franchised retail stores open in Canada.  The Canadian retail stores are operated by franchisees under agreements substantially similar to those used in the United States.

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

Retail Advertising and Marketing

We encourage our franchisees to implement a marketing program that includes the following: television, radio, point-of-purchase materials, in-store signage and local store marketing programs as well as email marketing promotions, website promotions and participation in social and digital media.  Franchisees of the respective retail brands are required to spend a minimum of 5% of their gross sales on approved advertising and marketing.  Franchisees may be required to participate in regional cooperative advertising groups.

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

Each franchisee must execute our franchise agreement and pay an initial franchise fee.  At December 28, 2019, the franchise fee for all brands was $25,000 for an initial store in the U.S. and $34,000CAD for an initial store in Canada.  Once a franchisee opens its initial store, it can open additional stores, in any brand, by paying a $15,000 franchise fee for a store in the U.S. and $20,500CAD for a store in Canada, provided an acceptable territory is available and the franchisee meets the brand’s additional store standards.  The franchise fee for our initial retail store and additional retail store in Canada is based upon the exchange rate applied to the United States franchise fee on the last business day of the preceding fiscal year.  The franchise fee in March 2020 for an initial retail store in Canada will be $32,500CAD, and an additional retail store in Canada will be $19,500CAD.  Typically, the franchisee’s initial store is open for business approximately 12 months from the date the franchise agreement is signed.  The franchise agreement has an initial term of 10 years, with subsequent 10-year renewal periods, and grants the franchisee an exclusive geographic area, which will vary in size depending upon population, demographics and other factors.  Under current franchise agreements, franchisees of the respective brands are required to pay us weekly continuing fees (royalties) equal to the percentage of gross sales outlined in their Franchise Agreements, generally ranging from 4% to 5% for all of our brands.

Each Franchisee is currently required to pay us an annual marketing fee of $1,000.  Each new or renewing franchisee is required to spend 5% of its gross sales for advertising and promoting its franchised store.  Currently, for all of the retail brands except Play It Again Sports, we have the option to increase the minimum advertising expenditure requirement from 5% to 6% of the franchisee’s gross sales, of which up to 2% would be paid to us as an advertising fee for deposit into an advertising fund.  While we currently do not have the option to increase the advertising expenditure requirement for Play It Again Sports franchisees, we may also require those franchisees to pay 2% of their gross sales into an advertising fund.  This fund, if initiated, would be managed by us and would be used for advertising and promotion of the franchise system.

During the term of a franchise agreement, franchisees agree not to operate directly or indirectly any competitive business.  In addition, franchisees agree that after the end of the term or termination of the franchise agreement, franchisees will not operate any competitive business for a period of two years and within a reasonable geographic area.

Although our franchise agreements contain provisions designed to assure the quality of a franchisee’s operations, we have less control over a franchisee’s operations than we would if we owned and operated a retail store.  Under the franchise agreement, we have a right of first refusal on the sale of any franchised store, but we are not obligated to repurchase any franchised store.

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

Retail Franchising Competition

Retailing, including the sale of teenage, children’s and women’s apparel, sporting goods and musical instruments, is highly competitive.  Many retailers have substantially greater financial and other resources than we do.  Our franchisees compete with established, locally owned retail stores, discount chains and traditional retail stores for sales of new merchandise.  Full line retailers generally carry little or no used merchandise.  Resale, thrift and consignment shops and garage and rummage sales offer competition to our franchisees for the sale of used merchandise.  Also, our franchisees increasingly compete with online used and new goods marketplaces such as eBay, craigslist, Amazon and many others.

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

Winmark Franchise Partners®

During 2017, we announced the launch of an initiative to provide consulting services, support and capital to emerging and established franchisors. Under the Winmark Franchise Partners mark, we leverage our experience in franchising through strategic partnering with select companies interested in franchising to grow their brands.  We anticipate that this concept will create additional revenue streams while being synergistic with our existing business.

Equipment Leasing Operations

We operate a middle-market leasing business through Winmark Capital Corporation, a wholly owned subsidiary.  We operate a small-ticket financing business through Wirth Business Credit, Inc., a wholly owned subsidiary.  We incorporated both of these subsidiaries in April 2004.  Our leasing business provides us with a means to invest cash generated from our franchise business into assets that provide a strong financial return to our shareholders.

During the past three years, our leasing operations have experienced a decrease in purchases of equipment for lease customers and a corresponding decrease in the size of the leasing portfolio. Purchases of equipment decreased from $26.2 million in 2016 to $9.0 million in 2019, and the leasing portfolio decreased from $41.5 million at the end of 2016 to $25.3 million at the end of 2019. Operating income from the leasing segment has decreased over this same period, from $9.7 million in 2016 to $8.0 million in 2019. The lower level of equipment purchases and decrease in the size of the leasing portfolio have been a direct result of a decrease in the number of customers installing equipment. We continue to explore ways to grow leased assets and add new customers to our leasing portfolio; however, continued low levels of equipment purchases for lease customers and decreases in the size of our portfolio will impact the long-term operating income of our leasing segment.

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

Employees

As of December 28, 2019, we employed 98 employees.

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

ITEM 1A:    RISK FACTORS

We are dependent on franchise renewals.

Each of our franchise agreements is 10 years long.  At the end of the term of each franchise agreement, each franchisee may, if certain conditions are met, “renew” the franchise relationship by signing a new 10-year franchise agreement.  As of December 28, 2019 each of our five franchised retail brands have the following number of franchise agreements that will expire over the next three years:

	2020	2021	2022
Plato’s Closet	46	56	56
Once Upon A Child	29	18	32
Play It Again Sports	24	43	61
Music Go Round	1	1	—
Style Encore	—	—	—
	100	118	149

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

We are currently investing in a new initiative to provide consulting services, support and capital to emerging and established franchisors.  There can be no assurance that we will be successful in this undertaking and that it will not have a negative impact on our financial performance.

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

We may incur concentration of credit risk in our lease portfolio.  As of December 28, 2019, leased assets with one customer represented approximately 18% of our total net investment in leases.

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

The terms of our $45.0 million line of credit and $37.5 million note facility impose certain operating and financial restrictions on us and require us to meet certain financial tests including tests related to minimum levels of debt service coverage and tangible net worth and maximum levels of leverage.  As of December 28, 2019, we were in compliance with all of our financial covenants under these facilities; however, failure to comply with these covenants in the future may result in default under one or both of these sources of capital and could result in acceleration of the related indebtedness.  Any such acceleration of indebtedness would have an adverse impact on our business activities and financial condition.

Sustained credit market deterioration could jeopardize the counterparty obligations of one or both of the banks participating in our line of credit facility, which could have an adverse impact on our business if we are not able to replace such credit facility or find other sources of liquidity on acceptable terms.

We have indebtedness.

We have indebtedness in connection with the purchase of shares in the 2017 and 2019 Tender Offers (see Note 5 — “Shareholders’ Equity (Deficit)” and Note 6 — “Debt”), and we incurred additional indebtedness in connection with the purchase of shares in the 2020 Tender Offer (See Note 14 — “Subsequent Events”).  We expect to generate the cash necessary to pay our expenses, finance our leasing business and to pay the principal and interest on all of our outstanding debt from cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate.  Our ability to pay our expenses, finance our leasing business and meet our debt service obligations depends on our future performance, which may be affected by financial, business, economic, and other factors.  If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity.  In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all.  Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase our cost of capital.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 2:     PROPERTIES

We lease 41,016 square feet at our headquarters facility in Minneapolis, Minnesota.  We are obligated to pay rent monthly under the lease, and will pay an average of $771,000 annually over the remaining term that expires in 2029.  We are also obligated to pay estimated taxes and operating expenses as described in the lease, which change annually.  The total rentals, taxes and operating expenses paid may increase if we exercise any of our rights to acquire additional space described in the lease.  Our facilities are sufficient to meet our current and immediate future needs.

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

At March 9, 2020, there were approximately 59 shareholders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

September 29, 2019 to November 2, 2019	—	$—	—	130,604
November 3, 2019 to November 30, 2019	—	$—	—	130,604
December 1, 2019 to December 28, 2019	—	$—	—	130,604

(1)

The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date.  The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 5,000,000 shares, of which 130,604 may still be repurchased.

Performance Graph

In accordance with the rules of the SEC, the following graph compares the performance of our common stock on the NASDAQ Stock Market to the NASDAQ US Benchmark TR composite index and to the NASDAQ US Benchmark Retail TR industry index, of which we are a component.  The graph compares on an annual basis the cumulative total shareholder return on $100 invested on December 27, 2014 through our fiscal year ended December 28, 2019 and assumes reinvestment of all dividends.  The performance graph is not necessarily indicative of future investment performance.

ITEM 6:     SELECTED FINANCIAL DATA

The following table sets forth selected financial information for the periods indicated.  The information should be read in conjunction with the consolidated financial statements and related notes discussed in Items 8 and 15, and Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed in Item 7.

	Fiscal Year Ended
	(in thousands except per share data)
	December 28,		December 29,		December 30,		December 26,		December 27,
	2019		2018		2017		2016		2015(1)
Revenue:
Royalties	$51,422		$48,225		$45,644		$43,995		$41,908
Leasing income	16,056		18,176		18,470		17,283		21,566
Merchandise sales	2,619		2,903		2,572		2,217		2,817
Franchise fees	1,541		1,580		1,541		1,564		1,788
Other	1,661		1,627		1,530		1,460		1,369
Total revenue	73,299		72,511		69,757		66,519		69,448
Cost of merchandise sold	2,470		2,741		2,433		2,101		2,653
Leasing expense	2,031		1,929		3,269		2,324		5,759
Provision for credit losses	(78)		39		9		18		(150)
Selling, general and administrative expenses	25,745		26,038		25,241		23,867		24,095
Income from operations	43,131		41,764		38,805		38,209		37,091
Interest expense	(1,731)		(2,448)		(2,366)		(2,343)		(1,802)
Interest and other income (expense)	67		(33)		13		(12)		(64)
Income before income taxes	41,467		39,283		36,452		35,854		35,225
Provision for income taxes	(9,318)		(9,158)		(11,871)		(13,706)		(13,425)
Net income	$32,149		$30,125		$24,581		$22,148		$21,800

Earnings per common share - diluted	$7.84		$7.26		$5.66		$5.11		$4.69
Weighted average shares outstanding - diluted	4,101		4,150		4,330		4,330		4,652
Cash dividends per common share	$0.90		$0.56		$0.43		$0.37		$0.27
Balance Sheet Data:
Working capital (2)	$29,270		$11,768		$12,020		$15,436		$16,920
Total assets (2)	61,842		46,663		48,842		48,582		47,406
Total debt	25,688		28,938		67,588		45,400		66,400
Shareholders’ equity (deficit)	12,448		(4,809)		35,714		(7,852)		(30,674)
Selected Financial Ratios:
Return on average assets (2)	59.3%		63.1%		50.5%		46.1%		42.7%
Return on average equity	N/A	%	N/A	%	N/A	%	N/A	%	N/A	%

(1)	We adopted a new revenue recognition standard on December 31, 2017 that was applied retrospectively to 2017 and 2016; financial information for 2015 has not been adjusted to reflect the new standard.
(2)

We adopted a new lease accounting standard on December 30, 2018 that resulted in balance sheet recognition of operating lease liabilities and right-of-use assets (See Note 2, “Significant Accounting Policies: Recently Adopted Accounting Pronouncements”); financial information for years before 2019 has not been adjusted to reflect the new standard.

ITEM 7:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of December 28, 2019, we had 1,256 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands and had a leasing portfolio of $25.3 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees.  During 2019, our royalties increased $3.2 million or 6.6% compared to 2018.

Leasing income net of leasing expense in 2019 was $14.0 million compared to $16.2 million in 2018.  Fluctuations in period-to-period leasing income and leasing expense can result from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the medium- to long-term trend in the purchases of equipment for lease customers and the size of the leasing portfolio.  During 2019, we purchased $9.0 million in equipment for lease customers compared to $23.1 million in 2018  and $25.4 million in 2017.  Our leasing portfolio (net investment in leases — current and long-term) was $25.3 million at December 28, 2019 compared to $39.0 million at December 29, 2018 and $41.3 million at December 30, 2017.  The lower equipment purchases and the decrease in the size of the leasing portfolio were a direct result of a decrease in the number of customers installing equipment. We continue to explore ways to grow leased assets and add new customers to our leasing portfolio; however, continued low levels of equipment purchases for lease customers and decreases in the size of our portfolio will impact the long-term operating income of our leasing segment.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During 2019, selling, general and administrative expense decreased $0.3 million, or 1.1%, compared to the same period last year.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the fiscal year ended December 28, 2019:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/29/2018	OPENED	CLOSED	12/28/2019	RENEWAL	RENEWALS	% RENEWED
Plato’s Closet
Franchises - US and Canada	480	6	(3)	483	45	43	96%
Once Upon A Child
Franchises - US and Canada	379	12	(3)	388	27	27	100%
Play It Again Sports
Franchises - US and Canada	281	4	(5)	280	15	15	100%
Style Encore
Franchises - US and Canada	67	5	(4)	68	—	—	N/A
Music Go Round
Franchises - US	34	4	(1)	37	4	4	100%
Total Franchised Stores	1,241	31	(16)	1,256	91	89	98%

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  In 2019, we renewed 98% of franchise agreements up for renewal.  This percentage of renewal has ranged between 98% and 100% during the last three years.

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

Results of Operations

The following table sets forth selected information from our Consolidated Statements of Operations expressed as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Fiscal Year Ended			Fiscal 2019	Fiscal 2018
	December 28,	December 29,	December 30,	over (under)	over (under)
	2019	2018	2017	2018	2017
Revenue:
Royalties	70.1%	66.5%	65.4%	6.6%	5.7%
Leasing income	21.9	25.1	26.5	(11.7)	(1.6)
Merchandise sales	3.6	4.0	3.7	(9.8)	12.9
Franchise fees	2.1	2.2	2.2	(2.5)	2.5
Other	2.3	2.2	2.2	2.1	6.3
Total revenue	100.0	100.0	100.0	1.1	3.9

Cost of merchandise sold	(3.4)	(3.8)	(3.5)	(9.9)	12.7
Leasing expense	(2.8)	(2.7)	(4.7)	5.3	(41.0)
Provision for credit losses	0.1	—	—	(302.8)	328.9
Selling, general and administrative expenses	(35.1)	(35.9)	(36.2)	(1.1)	3.2
Income from operations	58.8	57.6	55.6	3.3	7.6
Interest expense	(2.4)	(3.4)	(3.4)	(29.3)	3.4
Interest and other income (expense)	0.1	—	—	(303.0)	(357.4)
Income before income taxes	56.5	54.2	52.2	5.6	7.8
Provision for income taxes	(12.7)	(12.6)	(17.0)	1.8	(22.9)
Net income	43.8%	41.6%	35.2%	6.7%	22.6%

Revenue

Revenues for the year ended December 28, 2019 totaled $73.3 million compared to $72.5 million and $69.8 million for the comparable periods in 2018 and 2017, respectively.

Royalties and Franchise Fees

Royalties increased to $51.4 million for 2019 from $48.2 million for the same period in 2018, a 6.6% increase.  The increase was due to higher Once Upon A Child, Plato’s Closet and Style Encore royalties of $1.5 million, $1.3 million and $0.2 million, respectively.  The increase in royalties for these brands is primarily due to higher franchisee retail sales in these brands as well as having additional franchise stores across these brands in 2019 compared to 2018.  In 2018, royalties increased $2.6 million compared to 2017.  This increase was primarily due to higher franchisee retail sales in these brands as well as having additional franchise stores in 2018 compared to 2017.

Franchise fees of $1.5 million for 2019 were comparable to $1.6 million for 2018 and $1.5 million for 2017.  Franchise fees include initial franchise fees from the sale of new franchises and transfer fees related to the transfer of existing franchises.  Franchise fee revenue is recognized over the estimated life of the franchise, beginning when the franchise opens.  An overview of retail brand franchise fees is presented in the Franchising subsection of the Business section (Item 1).

Leasing Income

Leasing income decreased to $16.1 million in 2019 compared to $18.2 million for the same period in 2018.  The decrease is due to a smaller lease portfolio.  Leasing income in 2018 decreased $0.3 million compared to 2017 primarily due to a lower level of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales decreased to $2.6 million in 2019 from $2.9 million in 2018.  The decrease is primarily due to a decrease in technology purchases by our franchisees.  Direct Franchisee Sales in 2018 increased $0.3 million compared to 2017 as a result of increased technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold decreased to $2.5 million in 2019 from $2.7 million in 2018.  The decrease was due to a decrease in Direct Franchisee Sales in 2019 discussed above.  Cost of merchandise sold in 2018 increased $0.3 million compared to 2017 due to an increase in Direct Franchisee Sales in 2018 discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for 2019, 2018 and 2017 was 94.3%, 94.4% and 94.6%, respectively.

Leasing Expense

Leasing expense of  $2.0 million in 2019 was comparable to $1.9 million in 2018.  Leasing expense in 2018 decreased $1.4 million compared to 2017 due to a decrease in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was ($78,300) in 2019 compared to $38,600 in 2018 and $9,000 in 2017.  The provision levels in 2019 reflect the reduction in lease payments receivable from lease customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 1.1% to $25.7 million in 2019 from $26.0 million in 2018.  The decrease was primarily due to decreases in compensation and benefit expenses.  The $0.8 million, or 3.2%, increase in selling, general and administrative expenses in 2018 compared to 2017 was primarily due to increases in compensation and benefit expenses, occupancy and advertising production.

Interest Expense

Interest expense decreased to $1.7 million in 2019 compared to $2.4 million in 2018 and $2.4 million in 2017. The decrease in 2019 is primarily due to lower average corporate borrowings during 2019 compared to 2018.

Income Taxes

The provision for income taxes was calculated at an effective rate of 22.5%, 24.1% and 32.6% for 2019, 2018 and 2017, respectively. The lower effective rate in 2019 compared to 2018 is primarily due to tax benefits on the exercise of non-qualified stock options.  The lower effective rate in 2018 compared to 2017 is primarily due to the enactment of the Tax Cut and Jobs Act that reduced the federal corporate rate from 35% to 21% beginning in 2018. (See Note 11 – “Income Taxes”).

Segment Comparison of Fiscal Years 2019, 2018 and 2017

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

	Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Revenue:
Franchising	$57,243,100	$54,334,600	$51,287,100
Leasing	16,055,800	18,176,500	18,470,200
Total revenue	$73,298,900	$72,511,100	$69,757,300

Reconciliation to income from operations:
Franchising segment contribution	$35,169,900	$31,882,200	$29,513,900
Leasing segment contribution	7,961,200	9,881,600	9,291,100
Total income from operations	$43,131,100	$41,763,800	$38,805,000

Revenues are all generated from United States operations other than franchising revenue from Canadian operations of $4.7 million, $4.4 million and $3.8 million in each of fiscal 2019, 2018 and 2017, respectively.

Franchising Segment Operating Income

The franchising segment’s 2019 operating income increased by $3.3 million, or 10.3%, to $35.2 million from $31.9 million for 2018.  The increase in segment contribution was primarily due to increased royalty revenues.  The $2.4 million increase in the franchising segment’s 2018 operating income from 2017 was primarily due to increased royalty revenues; partially offset by an increase in selling, general and administrative expenses.

Leasing Segment Operating Income

The leasing segment’s operating income for 2019 decreased by $1.9 million, or 19.4%, to $8.0 million from $9.9 million for 2018.  The decrease in segment contribution was due to a  decrease in leasing income net of leasing expense; partially offset by a decrease in selling, general and administrative expenses.  The $0.6 million increase in the leasing segment’s 2018 operating income from 2017 was due to an increase in leasing income net of leasing expense; partially offset by an increase in selling, general and administrative expenses.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the Consolidated Statements of Operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.

We ended 2019 with $25.2 million in cash, cash equivalents and restricted cash compared to $2.6 million in cash, cash equivalents and restricted cash at the end of 2018.

Operating activities provided $50.6 million of cash during 2019 compared to $34.9 million provided during 2018 and $25.2 million provided during 2017.   The increase in cash provided by operating activities in 2019 compared to 2018 was primarily due to the classification of principal collections on lease receivables of $19.4 million as operating activities in 2019, where such collections in 2018 were classified as investing activities. (See Note 2 – “Significant Accounting Policies: Recently Adopted Accounting Pronouncements”). The increase in cash provided by operating activities in 2018 compared to 2017 was primarily due to a decrease in cash paid for income taxes.

Investing activities used  $9.2 million of cash during 2019 compared to $0.5 million provided during 2018 and $0.1 million used during 2017.  Comparability of investing activities is impacted by the above referenced changes in the classification of principal collections on lease receivables in 2019 as operating activities.  Our most significant investing activities consist of the purchase of equipment for lease contracts and principal collections on lease receivables (for periods prior to 2019), as our franchising business is not capital intensive.  Purchase of equipment for lease customers in 2019 was $9.0 million compared to $23.1 million in 2018 and $25.4 million in 2017.  During 2018, principal collections on lease receivables were $24.3 million compared to $25.3 million during 2017.

Financing activities used $18.9 million of cash during 2019 compared to $34.0 million used during 2018 and $25.4 million used during 2017.  Our most significant financing activities over the past three years have consisted of net borrowings/payments on our debt facilities, the payment of dividends, repurchase of common stock, and net proceeds received from the exercise of stock options and discounted lease rentals.  During 2017, we paid $1.8 million in cash dividends and used $49.9 million to purchase 400,000 shares of our common stock in a tender offer (the “2017 Tender Offer”). Net borrowings on our line of credit and notes payable of $22.2 million during 2017 were associated with these activities.  During 2018, we made net payments on our Line of Credit and notes payable of $38.7 million, paid $2.2 million in cash dividends and repurchased 12,384 shares of our common stock for $1.8 million; partially offset by $5.9 million in proceeds received from discounted lease rentals and $2.8 million of proceeds from the exercise of stock options.  During 2019, we paid $3.4 million in cash dividends, used $24.0 million to purchase 150,000 shares of our common stock in a tender offer (the “2019 Tender Offer”) and made net payments on our Line of Credit and notes payable of $3.3 million; partially offset by $10.9 million of proceeds from the exercise of stock options and $0.9 million in proceeds received from discounted lease rentals. (See Note 5 — “Shareholders’ Equity (Deficit)” and Note 6 — “Debt”).

We have debt obligations and future operating lease commitments for our corporate headquarters and satellite office space.  As of December 28, 2019, we had no other material outstanding commitments.  (See Note 12 — “Commitments and Contingencies”).  The following table summarizes our significant future contractual obligations at December 28, 2019:

	Payments due by period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Contractual Obligations
Line of Credit(2)	$—	$—	$—	$—	$—
Notes payable(1)(2)	30,262,500	5,055,500	10,445,300	9,530,300	5,231,400
Operating Lease Obligations	7,737,900	730,000	1,467,800	1,547,700	3,992,400
Total Contractual Obligations	$38,000,400	$5,785,500	$11,913,100	$11,078,000	$9,223,800

(1)	Includes interest payable quarterly at rates ranging from 5.10% to 5.50% assuming principal payments in accordance with amortizing schedules.

(2)	Refer to Part II, Item 8 in this report under Note 6 — “Debt” for additional information regarding long-term debt.

As of December 28, 2019, we had no off-balance sheet arrangements.

We have a revolving credit with CIBC Bank USA (as successor by merger to The PrivateBank and Trust Company) and BMO Harris Bank N.A. (the “Line of Credit”). The Line of Credit,  which has a termination date of July 19, 2021, has been and will continue to be used for general corporate purposes.  During 2019, the Line of Credit was used to finance in part of the 2019 Tender Offer.  In July 2019 the aggregate commitments under the Line of Credit automatically reduced by $5.0 million and will automatically reduce by the same amount each subsequent July thereafter through the term of the facility.  The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of December 28, 2019,  our borrowing availability under our Line of Credit was $45.0 million (the lesser of the borrowing base or the aggregate Line of Credit). There were no borrowings outstanding under the line of credit leaving $45.0 million available for additional borrowings.

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

We have a Note Agreement (the “Note Agreement”) with Prudential Investment Management, Inc., its affiliates and managed accounts (“Prudential”) that was entered into in May 2015. As of December 28, 2019,  the aggregate principal outstanding under the Note Agreement was $25.7 million, consisting of $16.0 million from the $25.0 million Series A notes issued in May 2015 and $9.7 million from the $12.5 million Series B notes issued in August 2017.

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

On December 16, 2019, we entered into an Amendment No. 6 to our Line of Credit and an Amendment No. 2 to the Note Agreement (collectively, the “Amendments”) whereby the lenders under each of these facilities consented to a self-tender to purchase up to 300,000 shares, or approximately 7.6% of our outstanding common stock, for a price of $163.00 per share (the “2020 Tender Offer”) that we announced on December 17, 2019. The 2020 Tender Offer expired on January 16, 2020 and, we purchased 300,000 shares for a total purchase price of approximately  $49.0 million including fees and expenses. We paid for the shares tendered and associated fees with existing available cash and from borrowing $19.2 million under the Line of Credit.

Under the Amendments, the tangible net worth covenant calculation within each of these facilities was amended to remove the effect of the 2020 Tender Offer and to allow for the replacement of LIBOR.

As of December 28, 2019, we were in compliance with all of the financial covenants under the Line of Credit and Note Agreement.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on applying historical weekly sales information to the number of weeks of unreported franchisee sales.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During 2019, the Company collected $27,100 less than it estimated at December 29, 2018.  As of December 28, 2019, the Company’s royalty receivable was $1,543,100.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue over the estimated life of the franchise, beginning when the franchise is opened.  Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet.  As of December 28, 2019, deferred franchise fee revenue was $7,623,800.

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incurs financial markets risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At December 28, 2019, the Company had available a $45.0 million line of credit with CIBC Bank USA and BMO Harris Bank N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (twelve months or less). The Company had no debt outstanding at December 28, 2019 under this line of credit.  The Company’s earnings would be affected by changes in short-term interest rates only in the event that it were to borrow amounts under this facility.  With the Company’s borrowings at December 28, 2019, a one percent increase in short-term rates would have no impact on annual pretax earnings.  The Company had no interest rate derivatives in place at December 28, 2019.

None of the Company’s cash and cash equivalents at December 29, 2018 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the year ended December 28, 2019, as less than 7% of the Company’s total revenues and 1% of expenses were denominated in a foreign currency.  Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $458,000.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Winmark Corporation and Subsidiaries

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 28, 2019	December 29, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$25,130,300	$2,496,000
Restricted cash	50,000	80,000
Receivables, less allowance for doubtful accounts of $1,900 and $400	1,669,500	1,553,100
Net investment in leases - current	12,800,100	18,547,500
Income tax receivable	497,900	565,500
Inventories	86,000	107,600
Prepaid expenses	968,100	901,600
Total current assets	41,201,900	24,251,300
Net investment in leases — long-term	12,505,500	20,455,500
Property and equipment:
Furniture and equipment	3,910,900	3,518,600
Building and building improvements	2,955,100	1,466,400
Less - accumulated depreciation and amortization	(4,093,400)	(4,118,800)
Property and equipment, net	2,772,600	866,200
Operating lease right of use assets	3,595,200	—
Goodwill	607,500	607,500
Other assets	492,500	482,600
Deferred income taxes	667,000	—
	$61,842,200	$46,663,100

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $13,900 and $13,900	$3,736,100	$3,236,100
Accounts payable	1,015,000	1,351,800
Accrued liabilities	2,783,100	3,128,600
Discounted lease rentals	2,680,700	3,021,900
Deferred revenue	1,717,000	1,744,900
Total current liabilities	11,931,900	12,483,300
Long-term Liabilities:
Notes payable, net of unamortized debt issuance costs of $68,700 and $82,600	21,868,800	25,604,900
Discounted lease rentals	836,900	2,723,500
Deferred revenue	7,858,500	8,432,400
Operating lease liabilities	5,846,100	—
Other liabilities	1,051,700	1,079,200
Deferred income taxes	—	1,148,300
Total long-term liabilities	37,462,000	38,988,300
Commitments and Contingencies	—	—
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,947,858 and 3,907,686 shares issued and outstanding	11,929,300	4,425,600
Retained earnings (accumulated deficit)	519,000	(9,234,100)
Total shareholders' equity (deficit)	12,448,300	(4,808,500)
	$61,842,200	$46,663,100

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Revenue:
Royalties	$51,421,800	$48,224,500	$45,643,500
Leasing income	16,055,800	18,176,500	18,470,200
Merchandise sales	2,618,800	2,903,100	2,572,200
Franchise fees	1,540,900	1,580,300	1,541,100
Other	1,661,600	1,626,700	1,530,300
Total revenue	73,298,900	72,511,100	69,757,300
Cost of merchandise sold	2,469,700	2,741,100	2,432,600
Leasing expense	2,031,100	1,929,300	3,269,100
Provision for credit losses	(78,300)	38,600	9,000
Selling, general and administrative expenses	25,745,300	26,038,300	25,241,600
Income from operations	43,131,100	41,763,800	38,805,000
Interest expense	(1,731,100)	(2,447,500)	(2,366,400)
Interest and other income (expense)	67,400	(33,200)	12,900
Income before income taxes	41,467,400	39,283,100	36,451,500
Provision for income taxes	(9,318,100)	(9,157,600)	(11,871,000)
Net income	$32,149,300	$30,125,500	$24,580,500
Earnings per share - basic	$8.37	$7.77	$6.06
Earnings per share - diluted	$7.84	$7.26	$5.66
Weighted average shares outstanding - basic	3,840,638	3,874,757	4,056,049
Weighted average shares outstanding - diluted	4,100,629	4,149,779	4,339,944

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017

Net income	$32,149,300	$30,125,500	$24,580,500
Other comprehensive income, before tax:
Unrealized holding net gains arising during period	—		15,900
Other comprehensive income, before tax	—	—	15,900
Income tax expense related to items of other comprehensive income:
Unrealized net gains/losses on marketable securities:
Unrealized holding net gains/losses arising during period	—	—	(6,000)
Income tax expense related to items of other comprehensive income	—	—	(6,000)
Other comprehensive income, net of tax	—	—	9,900
Comprehensive income	$32,149,300	$30,125,500	$24,590,400

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

Fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017

			Retained	Accumulated
			Earnings	Other
	Common Stock		(Accumulated	Comprehensive
	Shares	Amount	Deficit)	Income (Loss)	Total
BALANCE, December 31, 2016	4,165,769	$2,976,100	$(15,868,900)	$(9,900)	$(12,902,700)
Repurchase of common stock	(400,000)	(5,766,200)	(44,136,300)	—	(49,902,500)
Stock options exercised and related tax benefits	77,309	2,309,700	—	—	2,309,700
Compensation expense relating to stock options	—	1,956,600	—	—	1,956,600
Cash dividends	—	—	(1,765,000)	—	(1,765,000)
Comprehensive income (as adjusted)	—	—	24,580,500	9,900	24,590,400
BALANCE, December 30, 2017	3,843,078	1,476,200	(37,189,700)	—	(35,713,500)
Repurchase of common stock	(12,384)	(1,846,400)	—	—	(1,846,400)
Stock options exercised	76,992	2,819,700	—	—	2,819,700
Compensation expense relating to stock options	—	1,976,100	—	—	1,976,100
Cash dividends	—	—	(2,169,900)	—	(2,169,900)
Comprehensive income	—	—	30,125,500	—	30,125,500
BALANCE, December 29, 2018	3,907,686	4,425,600	(9,234,100)	—	(4,808,500)
Repurchase of common stock	(150,000)	(5,081,000)	(18,947,100)	—	(24,028,100)
Stock options exercised	190,172	10,918,300	—	—	10,918,300
Compensation expense relating to stock options	—	1,666,400	—	—	1,666,400
Cash dividends	—	—	(3,449,100)	—	(3,449,100)
Comprehensive income	—	—	32,149,300	—	32,149,300
BALANCE, December 28, 2019	3,947,858	$11,929,300	$519,000	$—	$12,448,300

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
OPERATING ACTIVITIES:
Net income	$32,149,300	$30,125,500	$24,580,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	400,100	314,100	355,400
Provision for credit losses	(78,300)	38,600	9,000
Compensation expense related to stock options	1,666,400	1,976,100	1,956,600
Deferred income taxes	(1,815,300)	827,800	(1,370,300)
Gain on sale of marketable securities	—	—	(1,400)
Loss from disposal of property and equipment	1,900	—	—
Deferred initial direct costs	(92,600)	(1,367,800)	(416,300)
Amortization of deferred initial direct costs	550,000	1,048,500	447,700
Operating lease right of use asset amortization	345,400	—	—
Tax benefits on exercised stock options	1,218,900	403,800	882,300
Change in operating assets and liabilities:
Receivables	(116,400)	242,900	(316,800)
Principal collections on lease receivables	19,421,400	—	—
Income tax receivable/payable	(1,151,300)	1,192,500	(1,371,300)
Inventories	21,600	(10,500)	(9,600)
Prepaid expenses	(66,500)	—	242,400
Other assets	(9,900)	(132,200)	(15,500)
Accounts payable	(336,800)	(721,200)	381,000
Accrued and other liabilities	(661,600)	1,490,000	(174,400)
Rents received in advance and security deposits	(197,300)	(358,200)	126,700
Deferred revenue	(601,800)	(132,900)	(98,300)
Net cash provided by operating activities	50,647,200	34,937,000	25,207,700
INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	—	—	217,200
Purchase of property and equipment	(169,400)	(693,500)	(72,600)
Purchase of equipment for lease contracts	(9,009,000)	(23,104,800)	(25,403,200)
Principal collections on lease receivables	—	24,252,200	25,343,800
Net cash provided by (used for) investing activities	(9,178,400)	453,900	85,200
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	18,800,000	7,300,000	51,900,000
Payments on line of credit	(18,800,000)	(42,700,000)	(39,900,000)
Proceeds from borrowings on notes payable	—	—	12,500,000
Payments on notes payable	(3,250,000)	(3,250,000)	(2,312,500)
Repurchases of common stock	(24,028,100)	(1,846,400)	(49,902,500)
Proceeds from exercises of stock options	10,918,300	2,819,700	2,309,700
Dividends paid	(3,449,100)	(2,169,900)	(1,765,000)
Proceeds from discounted lease rentals	944,400	5,868,500	1,747,700
Net cash used for financing activities	(18,864,500)	(33,978,100)	(25,422,600)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	22,604,300	1,412,800	(129,700)
Cash, cash equivalents and restricted cash, beginning of period	2,576,000	1,163,200	1,292,900
Cash, cash equivalents and restricted cash, end of period	$25,180,300	$2,576,000	$1,163,200
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,705,600	$2,497,000	$2,176,100
Cash paid for income taxes	$11,122,300	$6,727,600	$13,585,200
Non-cash landlord leasehold improvements	$2,139,000	$—	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the same amounts shown above:
	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Cash and cash equivalents	$25,130,300	$2,496,000	$1,073,200
Restricted cash	50,000	80,000	90,000
Total cash, cash equivalents and restricted cash	$25,180,300	$2,576,000	$1,163,200

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2019, December 29, 2018 and December 30, 2017

1.     Organization and Business:

Winmark Corporation and subsidiaries (the Company) offers licenses to operate franchises using the service marks Plato’s Closet®, Play It Again Sports®, Once Upon A Child®, Style Encore® and Music Go Round®.  In addition, the Company sells point-of-sale system hardware to its franchisees and certain merchandise to its Play It Again Sports franchisees.  The Company uses its Winmark Franchise Partners® mark in connection with its strategic consulting and corporate development activities. The Company also operates both middle market and small-ticket equipment leasing businesses under the Winmark Capital® and Wirth Business Credit® marks. The Company has a 52/53-week fiscal year that ends on the last Saturday in December. Fiscal years 2019, 2018 and 2017 were 52-week fiscal years.

Following is a summary of our franchising activity for the fiscal year ended December 28, 2019:

	12/29/2018	OPENED	CLOSED	12/28/2019
Plato’s Closet
Franchises - US and Canada	480	6	(3)	483
Once Upon A Child
Franchises - US and Canada	379	12	(3)	388
Play It Again Sports
Franchises - US and Canada	281	4	(5)	280
Style Encore
Franchises - US and Canada	67	5	(4)	68
Music Go Round
Franchises - US	34	4	(1)	37
Total Franchised Stores	1,241	31	(16)	1,256

2.     Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Winmark Capital Corporation, Wirth Business Credit, Inc. and Grow Biz Games, Inc. All material inter-company transactions have been eliminated in consolidation.

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.  Cash equivalents are stated at cost, which approximates fair value.  As of December 28, 2019 and December 29, 2018, the Company had $56,500 and $83,000 of cash located in Canadian banks.  The Company holds its cash and cash equivalents with financial institutions and at times, such balances may be in excess of insurance limits.

Receivables

The Company provides an allowance for doubtful accounts on trade receivables.  The allowance for doubtful accounts was $1,900 and $400 at December 28, 2019 and December 29, 2018, respectively.  If receivables in excess of the provided allowance are determined uncollectible, they are charged to expense in the year the determination is made.  Trade receivables are written off when they become uncollectible (which generally occurs when the franchise terminates and there is no reasonable expectation of collection), and payments subsequently received on such receivable are credited to the allowance for doubtful accounts.  Historically, receivables balances written off have not exceeded allowances provided.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2019, December 29, 2018 and December 30, 2017

Restricted Cash

The Company is required by certain states to maintain initial franchise fees in a restricted bank account until the franchise opens.  The use of these funds by the Company is restricted until the franchise opens.  Cash held in escrow totaled $50,000 and $80,000 at December 28, 2019 and December 29, 2018, respectively.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2019, December 29, 2018 and December 30, 2017

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

Inventories

The Company values its inventories at the lower of cost, as determined by the weighted average cost method and net realizable values.  Inventory consists of computer hardware and related accessories.

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

Goodwill

The Company reviews its goodwill for impairment at its fiscal year end or whenever events or changes in circumstances indicate that there has been impairment in the value of its goodwill.  No impairment was noted during the years ended December 28, 2019 and December 29, 2018.  Goodwill of $607,500 in the consolidated balance sheets at December 28, 2019 and December 29, 2018 is all attributable to the Franchising segment.

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

Advertising

Advertising costs are charged to operating expenses as incurred.  Advertising costs were $402,700, $423,400 and $307,700 for fiscal years 2019, 2018 and 2017, respectively.

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

December 28, 2019, December 29, 2018 and December 30, 2017

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

Franchise Fees

The Company collects initial franchise fees when franchise agreements are signed.  The Company recognizes franchise fee revenue over the estimated life of the franchise, beginning with the opening of the franchise, which is when the Company has performed substantially all initial services required by the franchise agreement and the franchisee benefits from the rights afforded by the franchise agreement. The Company had deferred franchise fee revenue of $7,623,800 and $8,214,600 at December 28, 2019 and December 29, 2018, respectively.

Marketing Fees

Marketing fee revenue is included in the Revenue: Other line of the Consolidated Statements of Operations.  The Company bills and collects annual marketing fees from its franchisees at various times throughout the year.  The Company recognizes marketing fee revenue on a straight line basis over the franchise duration.  The Company recognized $1.3 million, $1.3 million and $1.2 million for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.

Software License Fees

Software license fee revenue is included in the Revenue: Other line of the Consolidated Statements of Operations.  The Company bills and collects software license fees from its franchisees when the point-of-sale system is provided to the

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2019, December 29, 2018 and December 30, 2017

franchisee.  The Company recognizes software license fee revenue on a straight line basis over the franchise duration.  The Company recognized $0.3 million for each of the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017. The Company had deferred software license fees of $1,741,800 and $1,767,700 at December 28, 2019 and December 29, 2018, respectively.

Contract Liabilities

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees described above.

Commission Fees

The Company capitalizes incremental commission fees paid as a result of obtaining franchise agreement contracts. Capitalized commission fees of $0.6 million and $0.6 million are outstanding at December 28, 2019 and December 29, 2018, respectively and are included in Prepaid expenses and Other assets of the Consolidated Balance Sheets.

Capitalized commission fees are amortized over the life of the franchise and are included in selling, general and administrative expenses. During the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, the Company recognized $107,200, $99,500 and $98,800 of commission fee expense, respectively.

Income Taxes

We account for incomes taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We recognize the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest and penalties related to unrecognized tax benefits in income tax expense.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2019, December 29, 2018 and December 30, 2017

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Denominator for basic EPS — weighted average common shares	3,840,638	3,874,757	4,056,049
Dilutive shares associated with option plans	259,991	275,022	283,895
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	4,100,629	4,149,779	4,339,944
Options excluded from EPS calculation — anti-dilutive	10,262	21,933	24,516

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded.  This guidance was to be effective for reporting periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates for the Company, as a smaller reporting company, until fiscal year 2023. The Company currently plans to adopt the guidance at the beginning of fiscal 2023. The Company is continuing to assess the impact of the standard on its consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2019, December 29, 2018 and December 30, 2017

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which provides guidance on accounting for leases that supersedes existing lease accounting guidance.  The ASU’s core principle is that a lessee should recognize lease assets and lease liabilities for those leases classified as operating leases under existing lease accounting guidance.  The new standard also makes targeted changes to lessor accounting, as well as adding new disclosures for leasing activities.  In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard.  In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. The Company used the prospective approach of adoption when the new guidance was adopted on December 30, 2018, the first day of fiscal 2019. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed it to carry forward historical lease classification. Under ASU 2018-20 Leases (Topic 842): Narrow Scope Improvements for Lessors, the Company has elected the practical expedient to exclude from its income statement, taxes imposed on leasing revenue transactions by a government agency that are collected by the lessor from the lessee. Upon adoption, as a lessee, the Company recognized operating lease right-of-use assets of $6.0 million and operating lease liabilities of $6.3 million on its Consolidated Balance Sheets. The adoption of the standard did not have a material impact on its Consolidated Statements of Operations or Shareholders’ Equity (Deficit). As a lessor, the adoption of the new standard required the Company to present cash receipts from leases within operating activities in the Consolidated Statements of Cash Flows, where in prior periods such cash receipts are presented within investing activities. For the year ended December 28, 2019, principal collections on lease receivables were $19.4 million.

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

Additional information and disclosures required by this new standard for the Company as a lessee are contained in Note 10 – “Operating Leases”, and as a lessor in Note 3 – “Investment in Leasing Operations”.

Reclassifications

In addition to the adjustments noted above, certain reclassifications of previously reported amounts have been made to conform to the current year presentation. Such reclassifications did not impact net income or shareholders’ equity (deficit) as previously reported.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2019, December 29, 2018 and December 30, 2017

3.     Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	December 28, 2019	December 29, 2018
Direct financing and sales-type leases:
Minimum lease payments receivable	$26,001,200	$40,822,400
Estimated unguaranteed residual value of equipment	4,109,800	4,741,200
Unearned lease income, net of initial direct costs deferred	(4,039,400)	(6,739,900)
Security deposits	(3,852,000)	(4,118,300)
Equipment installed on leases not yet commenced	3,437,800	5,094,800
Total investment in direct financing and sales-type leases	25,657,400	39,800,200
Allowance for credit losses	(580,600)	(861,200)
Net investment in direct financing and sales-type leases	25,076,800	38,939,000
Operating leases:
Operating lease assets	820,700	777,000
Less accumulated depreciation and amortization	(591,900)	(713,000)
Net investment in operating leases	228,800	64,000
Total net investment in leasing operations	$25,305,600	$39,003,000

As of December 28, 2019, the $25.3 million total net investment in leases consisted of $12.8 million classified as current and $12.5 million classified as long-term. As of December 29, 2018, the $39.0 million total net investment in leases consisted of $18.5 million classified as current and $20.5 million classified as long-term.

As of December 28, 2019,  no customer had leased assets totaling more than 10% of the Company’s total assets. As of December 29, 2018, leased assets with two customers approximated 24% and 11%, respectively, of the Company’s total assets.  A portion of the lease payments receivable from these customers is assigned as collateral in non-recourse financing with financial institutions. See Note 8 – “Discounted Lease Rentals”.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows as of December 28, 2019:

	Direct Financing and Sales-Type Leases
	Minimum Lease	Income
Fiscal Year	Payments Receivable	Amortization
2020	$16,855,200	$3,193,700
2021	8,049,100	802,000
2022	1,084,400	43,100
2023	8,100	500
2024	4,400	100
Thereafter	—	—
	$26,001,200	$4,039,400

The activity in the allowance for credit losses for leasing operations during 2019, 2018 and 2017, respectively, is as follows:

	December 28, 2019	December 29, 2018	December 30, 2017
Balance at beginning of period	$861,200	$711,200	$896,000
Provisions charged to expense	(78,300)	38,600	9,000
Recoveries	21,900	213,500	8,600
Deductions for amounts written-off	(224,200)	(102,100)	(202,400)
Balance at end of period	$580,600	$861,200	$711,200

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2019, December 29, 2018 and December 30, 2017

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	December 28, 2019		December 29, 2018
	Investment	Allowance for	Investment	Allowance for
	In Leases	Credit Losses	In Leases	Credit Losses
Collectively evaluated for loss potential	$25,657,400	580,600	$39,800,200	$861,200
Individually evaluated for loss potential	—	—	—	—
Total	$25,657,400	$580,600	$39,800,200	$861,200

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

	December 28, 2019
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$24,546,300	$—	$—	$—	$24,546,300
Small-Ticket	1,111,100	—	—	—	1,111,100
Total Investment in Leases	$25,657,400	$—	$—	$—	$25,657,400

	December 29, 2018
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$38,395,000	$—	$—	$70,000	$38,465,000
Small-Ticket	1,335,200	—	—	—	1,335,200
Total Investment in Leases	$39,730,200	$—	$—	$70,000	$39,800,200

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

Leasing income as presented on the Consolidated Statements of Operations consists of the following:

Year Ended
December 28, 2019
Interest income on direct financing and sales-type leases	$7,602,600
Selling profit (loss) at commencement of sales-type leases	2,470,300
Operating lease income	2,525,600
Income on sales of equipment under lease	2,855,400
Other	601,900
Leasing income	$16,055,800

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2019, December 29, 2018 and December 30, 2017

4.     Receivables:

The Company’s current receivables consisted of the following:

	December 28, 2019	December 29, 2018
Trade	$35,800	$19,700
Royalty	1,543,100	1,396,000
Other	90,600	137,400
	$1,669,500	$1,553,100

As part of its normal operating procedures, the Company requires Standby Letters of Credit as collateral for a portion of its trade receivables.

5.     Shareholders’ Equity (Deficit):

Dividends

In 2019, the Company declared and paid quarterly cash dividends totaling $0.90 per share ($3.4 million).

In 2018, the Company declared and paid quarterly cash dividends totaling $0.56 per share ($2.2 million).

In 2017, the Company declared and paid quarterly cash dividends totaling $0.43 per share ($1.8 million).

Repurchase of Common Stock

In February 2019, the Company’s Board of Directors authorized the repurchase of up to 150,000 shares of our common stock for a price of $159.63 per share through a tender offer (the “2019 Tender Offer”). The 2019 Tender Offer began on the date of the announcement, February 28, 2019 and expired March 28, 2019. Upon expiration, the Company accepted for payment 150,000 shares for a total purchase price of approximately $24.0 million, including fees and expenses related to the 2019 Tender Offer. The 2019 Tender Offer was financed in part by net borrowings under the Line of Credit. (See Note 6 – “Debt”).

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

Under a previous Board of Directors’ authorization, as of December 28, 2019 the Company has the ability to repurchase an additional 130,604 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

The Company had authorized up to 750,000 shares of common stock for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2001 Stock Option Plan (the “2001 Plan”).  The 2001 Plan expired on February 20, 2011.  As of December 28, 2019, the Company has authorized up to 700,000 shares of common stock for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2010 Stock Option Plan (the “2010 Plan”).

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2019, December 29, 2018 and December 30, 2017

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

As of December 28, 2019, the Company also sponsors a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors Plan”), and has reserved a total of 350,000 shares for issuance to directors of the Company who are not employees.

Stock option activity under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of December 28, 2019 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 31, 2016	673,670	$62.11	6.11	$43,139,100
Granted	69,500	128.00
Exercised	(80,236)	33.41
Forfeited	(4,750)	95.28
Outstanding, December 30, 2017	658,184	72.33	5.87	37,723,800
Granted	69,000	149.51
Exercised	(79,241)	39.37
Forfeited	(8,563)	119.24
Outstanding, December 29, 2018	639,380	84.12	5.61	47,808,100
Granted	54,800	170.14
Exercised	(190,172)	57.41
Forfeited	(24,450)	138.13
Outstanding, December 28, 2019	479,558	$101.78	5.79	$45,283,200
Exercisable, December 28, 2019	344,108	$83.08	4.69	$38,930,300

The fair value of options granted under the Option Plans during 2019, 2018 and 2017 were estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Risk free interest rate	1.85%	2.73%	2.05%
Expected life (years)	6	6	6
Expected volatility	19.30%	19.94%	25.64%
Dividend yield	1.38%	1.13%	1.10%
Option fair value	$30.96	$32.45	$32.07

The total intrinsic value of options exercised during 2019, 2018 and 2017 was $22.7 million, $8.3 million and $7.7 million, respectively.  The total fair value of shares vested during 2019, 2018 and 2017 was $8.6 million, $7.8 million and $7.3 million, respectively.

During 2019, 2018 and 2017, option holders surrendered 0 shares, 2,249 shares and 2,927 shares, respectively, of previously owned common stock as payment for option shares exercised as provided for by the Option Plans.  All unexercised options at December 28, 2019 have an exercise price equal to the fair market value on the date of the grant.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2019, December 29, 2018 and December 30, 2017

Compensation expense of $1,666,400, $1,976,100 and $1,956,600 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in 2019, 2018 and 2017, respectively.  As of December 28, 2019, the Company had $3.7 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.6 years.

6.     Debt:

Line of Credit

As of December 28, 2019 there were no borrowings outstanding under the Company’s revolving credit facility with CIBC Bank USA (as successor by merger to The PrivateBank and Trust Company) and BMO Harris Bank N.A. (the “Line of Credit”).

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

In December 2019, the Line of Credit was amended to, among other things:

•	Provide the consent of the lenders for the 2020 Tender Offer (See Note 14 - “Subsequent Events”);
•	Amend the tangible net worth covenant calculation to remove the effect of the 2020 Tender Offer; and
•	Allow the replacement of LIBOR.

The Line of Credit has been and will continue to be used for general corporate purposes.  During 2019 and 2017, the Line of Credit was used to finance in part the 2019 Tender Offer and 2017 Tender Offer (as indicated above).  Borrowings under the Line of Credit are subject to certain borrowing base limitations, and the Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  In July 2019 the aggregate commitments under the Line of Credit automatically reduced by $5.0 million and will reduce automatically by the same amount each subsequent July thereafter through the term of the facility.  As of December 28, 2019, the Company was in compliance with all of its financial covenants and the Company’s additional borrowing availability under the Line of Credit was $45.0 million.

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

Notes Payable

In May 2015, the Company entered into a $25.0 million Note Agreement (the “Note Agreement”) with Prudential.

In July 2017, the Note Agreement was amended to, among other things:

•	Provide the consent of Prudential for the 2017 Tender Offer;
•	Amend the tangible net worth covenant calculation to remove the effect of the 2017 Tender Offer; and
•	Provide for a new $12.5 million term loan to partially fund the 2017 Tender offer.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2019, December 29, 2018 and December 30, 2017

In December 2019, the Note Agreement was amended to, among other things:

•	Provide the consent of Prudential for the 2020 Tender Offer (See Note 14 - “Subsequent Events”); and
•	Amend the tangible net worth covenant calculation to remove the effects of the 2020 Tender Offer.

As of December 28, 2019, the Company had $16.0 million in principal outstanding from the $25.0 million Series A notes issued in May 2015 and $9.7 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 under its Note Agreement with Prudential Investment Management, Inc., its affiliates and managed accounts.

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and tangible net worth and maximum levels of leverage (all as defined within the Note Agreement).  As of December 28, 2019, the Company was in compliance with all of its financial covenants.

In connection with the Note Agreement, the Company incurred debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

As of December 28, 2019, required prepayments of the notes payable for each of the next five years and thereafter are as follows:

2020	$ 3,750,000
2021	4,250,000
2022	4,250,000
2023	4,250,000
2024	4,250,000
Thereafter	4,937,500
Total	$ 25,687,500

7.     Accrued Liabilities:

Accrued liabilities at December 28, 2019 and December 29, 2018 are as follows:

	December 28, 2019	December 29, 2018
Accrued compensation and benefits	$887,900	$1,490,700
Rent related liabilities	388,500	91,100
Accrued interest	210,800	218,600
Accrued purchases of goods and services	186,200	716,400
Other	1,109,700	611,800
	$2,783,100	$3,128,600

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2019, December 29, 2018 and December 30, 2017

8.      Discounted Lease Rentals

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 6.39% at December 28, 2019 on a non-recourse basis. As of December 28, 2019, $2.7 million of the $3.5 million liability balance was current. As of December 29, 2018, $3.0 million of the $5.7 million liability balance was current.

9.     Contract Liabilities:

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees. The table below presents the activity of the current and noncurrent deferred franchise revenue during fiscal years 2019 and 2018, respectively:

	December 28, 2019	December 29, 2018
Balance at beginning of period	$10,177,300	$10,310,200
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	1,203,500	1,749,100
Fees earned that were included in the balance at the beginning of the period	(1,805,300)	(1,882,000)
Balance at end of period	$9,575,500	$10,177,300

The following table illustrates future estimated revenue to be recognized for the next five fiscal years and fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 28, 2019:

Contract Liabilities expected to be recognized in	Amount
2020	$1,717,000
2021	1,578,200
2022	1,433,300
2023	1,262,000
2024	1,064,300
Thereafter	2,520,700
$9,575,500

10.     Operating Leases:

As of December 28, 2019, the Company leases its Minnesota corporate headquarters in a facility with an operating lease that expires in December 2029 as well as satellite office space in California with an operating lease that expires in August 2022.  Our leases include both lease (fixed payments including rent) and non-lease components (common area or other maintenance costs and taxes) which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases.  The corporate headquarters lease provides us the option to extend the lease for two additional five year periods.  The California lease provides us an option to extend the lease for an additional three year period.  The lease renewal options are at our sole discretion; therefore, the renewals to extend the lease term are not included in our right of use assets and lease liabilities as they are not reasonably certain of exercise.  The weighted average remaining lease term for these leases is 9.9 years and the weighted average discount rate is 5.5%.  As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.  The Company recognized $1,358,000, $1,235,000 and $1,102,000 of rent expense for the periods ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2019, December 29, 2018 and December 30, 2017

Maturities of operating lease liabilities is as follows as of December 28, 2019:

Operating Lease Liabilities expected to be recognized in	Amount
2020	$704,300
2021	783,600
2022	784,400
2023	763,300
2024	784,400
Thereafter	4,258,600
Total lease payments	8,078,600
Less imputed interest	(1,863,100)
Present value of lease liabilities	$6,215,500

Of the $6.2 million operating lease liability outstanding at December 28, 2019, $0.4 million is included in Accrued liabilities in the Current liabilities section of the Consolidated Balance Sheets.

For leases that contain predetermined fixed escalations of the minimum rent, we recognize the related rent expense on a straight-line basis from the date we take possession of the property to the end of the initial lease term. We record any difference between the straight-line rent amounts and amounts payable under the leases as an adjustment to the amortization of the operating lease right of use assets and operating lease liabilities.

Cash or lease incentives received upon entering into certain leases (“tenant allowances”) are recognized on a straight-line basis as a reduction to rent from the date we take possession of the property through the end of the initial lease term. In 2019, we recorded a $2.1 million tenant allowance for non-cash landlord leasehold improvements received as a reduction to the operating lease right of use asset. The reduction in rent also causes a reduction in the amortization of the operating lease right of use asset through the end of the initial lease term.

The Company’s policy for leases with a term of twelve months or less is to exclude these short-term leases from our right of use assets and lease liabilities.

Supplemental cash flow information related to our operating leases is as follows for the period ended December 28, 2019:

Year Ended
December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow outflow from operating leases	$493,900

The following disclosures for the year ended December 29, 2018 were made in accordance with the accounting guidance for operating leases in effect at that time.

As of December 29, 2018 minimum rental commitments under noncancelable operating leases, exclusive of maintenance, insurance, taxes and other expenses, were as follows:

2019	$503,700
2020	762,500
2021	783,600
2022	784,400
2023	763,300
Thereafter	5,042,900
Total	$8,640,400

At December 29, 2018 total deferred rent included in our consolidated balance sheets was $0.3 million of which $0.2 million was included in other liabilities.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2019, December 29, 2018 and December 30, 2017

11.     Income Taxes:

A reconciliation of the expected federal income tax expense based on the federal statutory tax rate to the actual income tax expense is provided below:

	Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Federal income tax expense at statutory rate (21%, 21%, 35%)	$8,708,200	$8,249,400	$12,758,000
Change in valuation allowance	147,900	(13,800)	7,500
State and local income taxes, net of federal benefit	1,310,800	1,334,100	1,057,100
Permanent differences, including stock option expenses	(1,056,800)	(355,500)	(628,400)
Adjustment to uncertain tax positions	(58,500)	4,500	77,800
Rate change	—	—	(1,540,300)
Other, net	266,500	(61,100)	139,300
Actual income tax expense	$9,318,100	$9,157,600	$11,871,000

Components of the provision for income taxes are as follows:

	Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Current:
Federal	$9,076,400	$6,355,800	$10,296,100
State	1,693,800	1,551,000	1,688,100
Foreign	363,200	423,000	365,900
Current provision	11,133,400	8,329,800	12,350,100
Deferred:
Federal	(1,834,800)	967,300	(463,800)
State	19,500	(139,500)	(15,300)
Deferred provision	(1,815,300)	827,800	(479,100)
Total provision for income taxes	$9,318,100	$9,157,600	$11,871,000

The tax effects of temporary differences that give rise to the net deferred income tax assets and liabilities are presented below:

	December 28, 2019	December 29, 2018
Deferred tax assets:
Accounts receivable and lease reserves	$154,700	$215,900
Non-qualified stock option expense	1,758,100	2,071,600
Deferred revenue	1,957,500	2,020,100
Trademarks	34,500	39,800
Lease deposits	930,700	1,004,700
Loss from and impairment of equity and note investments	2,595,500	2,620,700
Foreign tax credits	173,100	—
Valuation allowance	(2,768,600)	(2,620,700)
Other	194,400	331,400
Total deferred tax assets	5,029,900	5,683,500
Deferred tax liabilities:
Lease revenue and initial direct costs	(4,207,400)	(6,664,800)
Depreciation and amortization	(155,500)	(167,000)
Total deferred tax liabilities	(4,362,900)	(6,831,800)
Total net deferred tax assets (liabilities)	$667,000	$(1,148,300)

On December 22, 2017, the Tax Cut and Jobs Act (the “Tax Act”) was signed into law. The Tax Act made changes to the U.S. tax code that affected our income tax rates in 2017, 2018 and 2019, notably the reduction of the U.S. federal

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2019, December 29, 2018 and December 30, 2017

corporate income tax rate from 35% to 21% beginning in 2018.  Accounting guidance applicable to income taxes required us to recognize the impact of the change in tax rate on our existing deferred tax assets and liabilities as of the date that the Tax Act was signed into law. We recorded a reduction in our 2017 income tax expense of $1.5 million and a corresponding reduction in our net deferred income tax liabilities as a result of the decrease in the federal income tax rate.

The Company has assessed its taxable earnings history and prospective future taxable income.  Based upon this assessment, the Company has determined that it is more likely than not that its deferred tax assets will be realized in future periods and no valuation allowance is necessary, except for the deferred tax assets related to the loss from and impairment of equity and note investments (which are capital losses for tax purposes) and the foreign tax credits.  As a result, valuation allowances of $2.8 million and $2.6 million as of December 28, 2019 and December 29, 2018, respectively, have been recorded.

The amount of unrecognized tax benefits, including interest and penalties, as of December 28, 2019 and December 29, 2018, was $532,500 and $589,000, respectively, primarily for potential state taxes.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense for all periods presented.  The Company had accrued approximately $33,500 and $37,700 for the payment of interest and penalties at December 28, 2019 and December 29, 2018, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Total
Balance at December 30, 2017	$551,100
Increases related to current year tax positions	135,600
Expiration of the statute of limitations for the assessment of taxes	(135,400)
Balance at December 29, 2018	551,300
Increases related to current year tax positions	131,900
Expiration of the statute of limitations for the assessment of taxes	(184,200)
Balance at December 28, 2019	$499,000

The Company and its subsidiaries file income tax returns in the U.S. federal, numerous state and certain foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015. We expect various statutes of limitation to expire during the next 12 months.  Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

12.     Commitments and Contingencies:

Employee Benefit Plan

The Company provides a 401(k) Savings Incentive Plan which covers substantially all employees.  The plan provides for matching contributions and optional profit-sharing contributions at the discretion of the Board of Directors.  Employee contributions are fully vested; matching and profit sharing contributions are subject to a five-year service vesting schedule.  Company contributions to the plan for 2019, 2018 and 2017 were $343,500, $361,400 and $319,700, respectively.

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

December 28, 2019, December 29, 2018 and December 30, 2017

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

	Year ended
	December 28, 2019	December 29, 2018	December 30, 2017
Revenue:
Franchising	$57,243,100	$54,334,600	$51,287,100
Leasing	16,055,800	18,176,500	18,470,200
Total revenue	$73,298,900	$72,511,100	$69,757,300

Reconciliation to operating income:
Franchising segment contribution	$35,169,900	$31,882,200	$29,513,900
Leasing segment contribution	7,961,200	9,881,600	9,291,100
Total operating income	$43,131,100	$41,763,800	$38,805,000

Depreciation and amortization:
Franchising	$281,600	$240,500	$271,300
Leasing	118,500	73,600	84,100
Total depreciation and amortization	$400,100	$314,100	$355,400

	As of
	December 28, 2019	December 29, 2018
Identifiable assets:
Franchising	$3,736,000	$5,208,400
Leasing	26,596,700	40,490,000
Unallocated	31,509,500	964,700
Total	$61,842,200	$46,663,100

Revenues are all generated from United States operations other than franchising revenues from Canadian operations of $4.7 million, $4.4 million and $3.8 million in each of fiscal 2019, 2018 and 2017, respectively.  All long-lived assets are located within the United States.

14.     Subsequent Events:

In December 2019, the Company’s Board of Directors authorized the repurchase of up to 300,000 shares of our common stock for a price of $163.00 per share through a tender offer (the “2020 Tender Offer”). The 2020 Tender Offer began on the date of the announcement, December 17, 2019 and expired on January 16, 2020. Upon expiration, the Company purchased 300,000 shares for a total purchase price of approximately $49.0 million, including fees and expenses related to the Tender Offer. The 2020 Tender Offer was financed in part by net borrowings of $19.2 million under the Line of Credit. (See Note 6 – “Debt”).

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2019, December 29, 2018 and December 30, 2017

15.     Quarterly Financial Data (Unaudited):

The Company’s unaudited quarterly results for the years ended December 28, 2019 and December 29, 2018 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2019
Total Revenue	$18,331,200	$17,404,200	$19,680,900	$17,882,600	$73,298,900
Income from Operations	10,066,500	9,846,900	12,274,700	10,943,000	43,131,100
Net Income	7,272,200	7,301,900	9,113,800	8,461,400	32,149,300
Net Income Per Common Share — Basic	$1.86	$1.94	$2.39	$2.18	$8.37
Net Income Per Common Share — Diluted	$1.73	$1.79	$2.24	$2.08	$7.84

2018
Total Revenue	$18,161,000	$18,159,800	$19,118,500	$17,071,800	$72,511,100
Income from Operations	10,074,200	10,074,700	11,435,300	10,179,600	41,763,800
Net Income	6,960,400	7,143,000	8,364,300	7,657,800	30,125,500
Net Income Per Common Share — Basic	$1.81	$1.85	$2.15	$1.96	$7.77
Net Income Per Common Share — Diluted	$1.69	$1.73	$2.01	$1.83	$7.26

The total of basic and diluted earnings per common share by quarter may not equal the totals for the year as there are changes in the weighted average number of common shares outstanding each quarter and basic and diluted earnings per common share are calculated independently for each quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Winmark Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 28, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 28, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 10, 2020 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of December 30, 2018 due to the adoption of ASC 842, Leases.

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
March 10, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Winmark Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 28, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 28, 2019, and our report dated March 10, 2020 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 10, 2020

ITEM 9:     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective as of December 28, 2019.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 28, 2019.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 28, 2019 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter ended December 28, 2019, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

All information required to be reported in a report on Form 8-K during the fourth quarter covered by this Form 10-K has been reported.

PART III

ITEM 10:   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Election of Directors,” “Executive Officers,” “Audit Committee,” “Majority of Independent Directors; Committees of Independent Directors,” and “Code of Ethics and Business Conduct,” appearing in our proxy statement for the annual meeting of stockholders to be held on April 29, 2020 are incorporated herein by reference.

ITEM 11:   EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation,” “2019 Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” appearing in our proxy statement for the annual meeting of stockholders to be held on April 29, 2020 are incorporated herein by reference.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Securities Authorized for Issuance Under Equity Compensation Plans” appearing in our proxy statement for the annual meeting of stockholders to be held on April 29, 2020 are incorporated herein by reference.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons,” “Review, Approval or Ratification of Transactions with Related Persons” and “Majority of Independent Directors; Committees of Independent Directors” appearing in our proxy statement for the annual meeting of stockholders to be held on April 29, 2020 is incorporated herein by reference.

ITEM 14:   PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled “Principal Accounting Fees and Services” appearing in our proxy statement for the annual meeting of stockholders to be held April 29, 2020 is incorporated herein by reference.

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

3.           Exhibits

Exhibits that are not filed herewith have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)
3.2	By-laws, as amended and restated to date (Exhibit 3.2)(2)
4.1*	Description of the Company’s Common Stock
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

10.15	Lease Amending Agreement No. 1 to Multi-Tenant Office Lease by and between Winmark Corporation and AX Waterford L.P. dated October 21, 2013 (Exhibit 10.1)(14)

Exhibit Number	Description
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
10.31

Amendment No. 6 to Credit Agreement, among Winmark Corporation and its subsidiaries, CIBC Bank USA (as successor by merger to The Private Bank and Trust Company), and BMO Harris Bank N.A., dated December 16, 2019 (Exhibit (b)(6))(22)

10.32

Amendment No. 2 to Note Agreement dated December 16, 2019 among Winmark Corporation and its subsidiaries and Prudential Investment Management, Inc., its affiliates and managed accounts (Exhibit (b)(7))(22)

10.33	Transition and Retirement Agreement with John L. Morgan, dated January 29, 2020 (Exhibit 10.1)(3)(23)
10.34*	2020 Stock Option Plan, including forms of stock option agreements
21.1	Subsidiaries: Grow Biz Games, Inc., a Minnesota corporation; Winmark Capital Corporation, a Minnesota corporation and Wirth Business Credit, Inc., a Minnesota corporation
23.1*	Consent of GRANT THORNTON LLP; Independent Registered Public Accounting Firm
24.1	Power of Attorney (Contained on signature page to this Form 10-K)

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the annual report on Form 10-K of Winmark Corporation and Subsidiaries for the year ended December 28, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

*Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 33-65108).
(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
(3)	Indicates management contracts, compensation plans or arrangements required to be filed as exhibits.
(4)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009.
(5)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 25, 2000.
(6)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2000.
(7)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
(8)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on December 20, 2006.
(9)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on October 2, 2008.
(10)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 26, 2009.
(11)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2010.
(12)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on January 31, 2012.
(13)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on March 1, 2012.
(14)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on October 23, 2013.
(15)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on February 21, 2014.
(16)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2014.
(17)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on January 26, 2015.
(18)	Incorporated by reference to the specified exhibit to the Schedule TO filed on April 15, 2015.
(19)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on May 18, 2015.
(20)	Incorporated by reference to the specified exhibit to the Schedule TO filed on July 19, 2017.
(21)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on May 18, 2018.
(22)	Incorporated by reference to the specified exhibit to the Schedule TO filed on December 17, 2019.
(23)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on January 29, 2020.

ITEM 16:   FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINMARK CORPORATION

By:	/s/ BRETT D. HEFFES	Date: March 10, 2020
Brett D. Heffes
Chairman of the Board and Chief Executive Officer

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

SIGNATURE	TITLE	DATE

/s/ BRETT D. HEFFES	Chairman of the Board and Chief Executive Officer	March 10, 2020
Brett D. Heffes	(principal executive officer)

/s/ Anthony D. Ishaug	Executive Vice President, Chief Financial Officer and Treasurer	March 10, 2020
Anthony D. Ishaug	(principal financial and accounting officer)

/s/ LAWRENCE A. BARBETTA	Director	March 10, 2020
Lawrence A. Barbetta

/s/ JENELE C. GRASSLE	Director	March 10, 2020
Jenele C. Grassle

/s/ KIRK A. MACKENZIE	Director	March 10, 2020
Kirk A. MacKenzie

/s/ PAUL C. REYELTS	Director	March 10, 2020
Paul C. Reyelts

/s/ MARK L. WILSON	Director	March 10, 2020
Mark L. Wilson