Form 10-Q
period 2020-03-28
WINMARK CORP
filed 2020-04-22
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020

or

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

Yes ☐              No ☒

Common stock, no par value,  3,655,021 shares outstanding as of April 17, 2020.

WINMARK CORPORATION AND SUBSIDIARIES

PART I.          FINANCIAL INFORMATION

ITEM 1:   Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 28, 2020	December 28, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$28,347,000	$25,130,300
Restricted cash	50,000	50,000
Receivables, less allowance for doubtful accounts of $2,100 and $1,900	980,500	1,669,500
Net investment in leases - current	12,422,200	12,800,100
Income tax receivable	—	497,900
Inventories	105,200	86,000
Prepaid expenses	1,221,900	968,100
Total current assets	43,126,800	41,201,900
Net investment in leases - long-term	8,921,700	12,505,500
Property and equipment, net	2,680,700	2,772,600
Operating lease right of use assets	3,403,100	3,595,200
Goodwill	607,500	607,500
Other assets	496,100	492,500
Deferred income taxes	655,900	667,000
	$59,891,800	$61,842,200
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $13,900 and $13,900	$3,986,100	$3,736,100
Accounts payable	1,071,200	1,015,000
Income tax payable	1,635,600	—
Accrued liabilities	2,342,000	2,783,100
Discounted lease rentals	2,436,300	2,680,700
Deferred revenue	1,714,400	1,717,000
Total current liabilities	13,185,600	11,931,900
Long-Term Liabilities:
Line of credit	40,000,000	—
Notes payable, net of unamortized debt issuance costs of $65,200 and $68,700	20,809,700	21,868,800
Discounted lease rentals	1,341,400	836,900
Deferred revenue	7,765,600	7,858,500
Operating lease liabilities	5,625,100	5,846,100
Other liabilities	1,012,600	1,051,700
Total long-term liabilities	76,554,400	37,462,000
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,650,753 and 3,947,858 shares issued and outstanding	—	11,929,300
Retained earnings (accumulated deficit)	(29,848,200)	519,000
Total shareholders’ equity (deficit)	(29,848,200)	12,448,300
	$59,891,800	$61,842,200

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Revenue:
Royalties	$11,172,500	$11,761,400
Leasing income	5,871,200	5,155,300
Merchandise sales	754,100	611,000
Franchise fees	387,400	391,800
Other	414,800	411,700
Total revenue	18,600,000	18,331,200
Cost of merchandise sold	717,700	571,500
Leasing expense	1,416,200	698,700
Provision for credit losses	615,400	10,100
Selling, general and administrative expenses	5,748,900	6,984,400
Income from operations	10,101,800	10,066,500
Interest expense	(525,200)	(442,200)
Interest and other income (expense)	5,900	(300)
Income before income taxes	9,582,500	9,624,000
Provision for income taxes	(2,265,500)	(2,351,800)
Net income	$7,317,000	$7,272,200
Earnings per share - basic	$1.97	$1.86
Earnings per share - diluted	$1.87	$1.73
Weighted average shares outstanding - basic	3,711,597	3,906,895
Weighted average shares outstanding - diluted	3,911,751	4,198,454

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 28, 2019	3,947,858	11,929,300	$519,000	$12,448,300
Repurchase of common stock	(300,000)	(12,215,500)	(36,772,000)	(48,987,500)
Stock options exercised	2,895	145,900	—	145,900
Compensation expense relating to stock options	—	140,300	—	140,300
Cash dividends ($0.25 per share)	—	—	(912,200)	(912,200)
Comprehensive income (Net income)	—	—	7,317,000	7,317,000
BALANCE, March 28, 2020	3,650,753	—	(29,848,200)	(29,848,200)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 29, 2018	3,907,686	$4,425,600	$(9,234,100)	$(4,808,500)
Repurchase of common stock	(150,000)	(5,081,000)	(18,947,100)	(24,028,100)
Stock options exercised	1,500	156,600	—	156,600
Compensation expense relating to stock options	—	498,800	—	498,800
Cash dividends ($0.11 per share)	—	—	(586,100)	(586,100)
Comprehensive income (Net income)	—	—	7,272,200	7,272,200
BALANCE, March 30, 2019	3,759,186	—	(21,495,100)	(21,495,100)

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
OPERATING ACTIVITIES:
Net income	$7,317,000	$7,272,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,100	80,100
Provision for credit losses	615,400	10,100
Compensation expense related to stock options	140,300	498,800
Deferred income taxes	11,100	600
Deferred initial direct costs	(8,500)	(14,200)
Amortization of deferred initial direct costs	37,200	209,500
Operating lease right of use asset amortization	192,100	102,300
Tax benefits on exercised stock options	87,000	12,100
Change in operating assets and liabilities:
Receivables	689,000	97,600
Principal collections on lease receivables	4,988,400	4,662,800
Income tax receivable/payable	2,046,500	2,218,100
Inventories	(19,200)	(6,200)
Prepaid expenses	(253,800)	(52,500)
Other assets	(3,600)	(14,100)
Accounts payable	56,200	366,000
Accrued and other liabilities	(674,200)	(1,105,000)
Rents received in advance and security deposits	(885,300)	6,500
Deferred revenue	(95,500)	(178,700)
Net cash provided by operating activities	14,363,200	14,166,000
INVESTING ACTIVITIES:
Purchase of property and equipment	(31,200)	(122,700)
Purchase of equipment for lease contracts	(1,706,000)	(1,717,400)
Net cash used for investing activities	(1,737,200)	(1,840,100)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	45,700,000	14,000,000
Payments on line of credit	(5,700,000)	(2,500,000)
Payments on notes payable	(812,500)	(812,500)
Repurchases of common stock	(48,987,500)	(24,028,100)
Proceeds from exercises of stock options	145,900	156,600
Dividends paid	(912,200)	(586,100)
Proceeds from discounted lease rentals	1,157,000	—
Net cash used for financing activities	(9,409,300)	(13,770,100)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,216,700	(1,444,200)
Cash, cash equivalents and restricted cash, beginning of period	25,180,300	2,576,000
Cash, cash equivalents and restricted cash, end of period	$28,397,000	$1,131,800
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$460,600	$417,000
Cash paid for income taxes	$120,900	$121,100

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Condensed Balance Sheets to the total of the same amounts shown above:
	Three Months Ended
	March 28, 2020	March 30, 2019
Cash and cash equivalents	$28,347,000	$1,066,800
Restricted cash	50,000	65,000
Total cash, cash equivalents and restricted cash	$28,397,000	$1,131,800

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

Revenues and operating results for the three months ended March 28, 2020 are not necessarily indicative of the results to be expected for the full year.

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

4.  Contract Liabilities:

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees.  The table below presents the activity of the current and noncurrent deferred franchise revenue during the first three months of 2020 and 2019, respectively:

	March 28, 2020	March 30, 2019
Balance at beginning of period	$9,575,500	$10,177,300
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	372,500	292,000
Fees earned that were included in the balance at the beginning of the period	(468,000)	(470,700)
Balance at end of period	$9,480,000	$9,998,600

The following table illustrates future estimated revenue to be recognized for the remainder of 2020 and full fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 28, 2020.

Contract Liabilities expected to be recognized in	Amount
2020	$1,259,000
2021	1,612,900
2022	1,468,000
2023	1,296,700
2024	1,099,000
Thereafter	2,744,400
$9,480,000

5.  Fair Value Measurements:

The Company defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company uses three levels of inputs to measure fair value:

•	Level 1 – quoted prices in active markets for identical assets and liabilities.
•	Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.
•	Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Due to their nature, the carrying value of cash equivalents, receivables, payables and debt obligations approximates fair value.

6.  Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	March 28, 2020	December 28, 2019
Direct financing and sales-type leases:
Minimum lease payments receivable	$22,936,500	$26,001,200
Estimated unguaranteed residual value of equipment	3,974,000	4,109,800
Unearned lease income, net of initial direct costs deferred	(2,677,600)	(4,039,400)
Security deposits	(2,990,300)	(3,852,000)
Equipment installed on leases not yet commenced	1,283,700	3,437,800
Total investment in direct financing and sales-type leases	22,526,300	25,657,400
Allowance for credit losses	(1,197,500)	(580,600)
Net investment in direct financing and sales-type leases	21,328,800	25,076,800
Operating leases:
Operating lease assets	408,600	820,700
Less accumulated depreciation and amortization	(393,500)	(591,900)
Net investment in operating leases	15,100	228,800
Total net investment in leasing operations	$21,343,900	$25,305,600

As of March 28, 2020, the $21.3 million total net investment in leases consists of $12.4 million classified as current and $8.9 million classified as long-term.  As of December 28, 2019, the $25.3 million total net investment in leases consists of $12.8 million classified as current and $12.5 million classified as long-term.

As of March 28, 2020, there were no customers with leased assets greater than 10% of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2020 and the full fiscal years thereafter as of March 28, 2020:

	Direct Financing and Sales-Type Leases
	Minimum Lease	Income
Fiscal Year	Payments Receivable	Amortization
2020	$12,473,400	$1,824,700
2021	8,578,400	764,500
2022	1,826,600	84,100
2023	33,400	2,500
2024	13,900	1,400
Thereafter	10,800	400
	$22,936,500	$2,677,600

The activity in the allowance for credit losses for leasing operations during the first three months of 2020 and 2019, respectively, is as follows:

	March 28, 2020	March 30, 2019
Balance at beginning of period	$580,600	$861,200
Provisions charged to expense	615,400	10,100
Recoveries	1,500	4,200
Deductions for amounts written-off	—	(224,100)
Balance at end of period	$1,197,500	$651,400

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	March 28, 2020		December 28, 2019
	Investment	Allowance for	Investment	Allowance for
	In Leases	Credit Losses	In Leases	Credit Losses
Collectively evaluated for loss potential	$22,526,300	1,197,500	$25,657,400	$580,600
Individually evaluated for loss potential	—	—	—	—
Total	$22,526,300	$1,197,500	$25,657,400	$580,600

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

	March 28, 2020
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$21,238,900	$—	$—	$146,700	$21,385,600
Small-Ticket	1,140,700	—	—	—	1,140,700
Total Investment in Leases	$22,379,600	$—	$—	$146,700	$22,526,300

	December 28, 2019
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual		Total
Middle-Market	$24,546,300	$—	$—	$		$24,546,300
Small-Ticket	1,111,100	—	—		—	1,111,100
Total Investment in Leases	$25,657,400	$—	$—		$—	$25,657,400

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

Leasing income as presented on the Consolidated Condensed Statements of Operations consists of the following:

	Three Months Ended	Three Months Ended
	March 28, 2020	March 30, 2019
Interest income on direct financing and sales-type leases	$1,128,600	$2,182,500
Selling profit (loss) at commencement of sales-type leases	313,200	873,500
Operating lease income	435,400	638,300
Income on sales of equipment under lease	3,261,300	1,225,600
Other	732,700	235,400
Leasing income	$5,871,200	$5,155,300

7.  Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended
	March 28, 2020	March 30, 2019
Denominator for basic EPS — weighted average common shares	3,711,597	3,906,895
Dilutive shares associated with option plans	200,154	291,559
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	3,911,751	4,198,454
Options excluded from EPS calculation — anti-dilutive	2,192	5,280

8.  Shareholders’ Equity (Deficit):

Dividends

On January 29, 2020, the Company’s Board of Directors approved the payment of a $0.25 per share quarterly cash dividend to shareholders of record at the close of business on February 12, 2020, which was paid on March 2, 2020.

Repurchase of Common Stock

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

Under a previous Board of Directors’ authorization, as of March 28, 2020, the Company has the ability to repurchase an additional 130,604 shares of its common stock.  Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

Stock option activity under the Company’s option plans as of March 28, 2020 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 28, 2019	479,558	$101.78	5.79	$45,283,200
Exercised	(2,895)	50.40
Forfeited	(23,000)	148.16
Outstanding, March 28, 2020	453,663	$99.76	5.42	$16,967,200
Exercisable, March 28, 2020	341,838	$83.42	4.46	$16,657,100

No options were granted during the three months ended March 28, 2020 or the three months ended March 30, 2019. All unexercised options at March 28, 2020 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $140,300 and $498,800 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first three months of 2020 and 2019, respectively.  As of March 28, 2020, the Company had $2.9 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.4 years.

9.  Debt:

Line of Credit

As of March 28, 2020, there was $40.0 million in borrowings outstanding under the Company’s revolving credit facility with CIBC Bank USA and BMO Harris Bank N.A. (the “Line of Credit”) bearing interest ranging from 3.25% to 3.60% leaving $5.0 million available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes.   During the first quarter of 2020, the Line of Credit was used to finance in part the 2020 Tender Offer (as indicated above). The Line of Credit, which terminates in July 2021, is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).  As of March 28, 2020, the Company was in compliance with all of its financial covenants.

Notes Payable

As of March 28, 2020, the Company had $15.5 million in principal outstanding from the $25.0 million Series A notes issued in May 2015 and $9.4 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 under its Note Agreement with Prudential Investment Management, Inc., its affiliates and managed accounts (“Prudential”).

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and tangible net worth and maximum levels of leverage (all as defined within the Note Agreement). As of March 28, 2020, the Company was in compliance with all of its financial covenants.

In connection with the Note Agreement, the Company incurred debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

10. Discounted Lease Rentals:

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 6.43% at March 28, 2020 on a non-recourse basis. As of March 28, 2020,  $2.4 million of the $3.8 million liability balance is current.

11. Operating Leases:

As of March 28, 2020, the Company leases its Minnesota corporate headquarters in a facility with an operating lease that expires in December 2029.  The weighted average remaining lease term for these leases is 9.75 years and the weighted average discount rate is 5.5%.  The Company recognized $300,400 and $365,600 of rent expense for the periods ended March 28, 2020 and March 30, 2019, respectively.

Maturities of operating lease liabilities is as follows for the remainder of fiscal 2020 and full fiscal years thereafter as of March 28, 2020:

Operating Lease Liabilities expected to be recognized in	Amount
2020	$529,400
2021	723,100
2022	742,900
2023	763,300
2024	784,400
Thereafter	4,258,600
Total lease payments	7,801,700
Less imputed interest	(1,767,400)
Present value of lease liabilities	$6,034,300

Of the $6.0 million operating lease liability outstanding at March 28, 2020, $0.4 million is included in Accrued liabilities in the Current liabilities section of the Consolidated Condensed Balance Sheets.

Supplemental cash flow information related to our operating leases is as follows for the period ended March 28, 2020:

	Three Months Ended	Three Months Ended
	March 28, 2020	March 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow outflow from operating leases	$174,300	$172,100

12.  Segment Reporting:

The Company currently has two reportable business segments, franchising and leasing. The franchising segment franchises value-oriented retail store concepts that buy, sell, trade and consign merchandise, as well as provides strategic consulting services related to franchising. The leasing segment includes (i) Winmark Capital Corporation, a middle-market equipment leasing business and (ii) Wirth Business Credit, Inc., a small ticket financing business. Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses. The Company’s internal management reporting is the basis for the information disclosed for its business segments and includes allocation of shared-service costs. Segment assets are those that are directly used in or identified with segment operations, including cash, restricted cash, accounts receivable, prepaid expenses, inventory, property and equipment, investment in leasing operations and goodwill. Unallocated assets include corporate cash and cash equivalents, current and deferred tax amounts, operating lease right of use assets and other corporate assets. Inter-

segment balances and transactions have been eliminated. The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	Three Months Ended
	March 28, 2020	March 30, 2019
Revenue:
Franchising	$12,728,800	$13,175,900
Leasing	5,871,200	5,155,300
Total revenue	$18,600,000	$18,331,200

Reconciliation to operating income:
Franchising segment contribution	$7,211,400	$7,498,000
Leasing segment contribution	2,890,400	2,568,500
Total operating income	$10,101,800	$10,066,500

Depreciation and amortization:
Franchising	$72,600	$62,500
Leasing	50,500	17,600
Total depreciation and amortization	$123,100	$80,100

	As of
	March 28, 2020	December 28, 2019
Identifiable assets:
Franchising	$3,206,800	$3,736,000
Leasing	22,731,300	26,596,700
Unallocated	33,953,700	31,509,500
Total	$59,891,800	$61,842,200

13.  Subsequent Events:

The Company is closely monitoring the impact of the coronavirus (COVID-19) pandemic on all aspects of its business, including that of its franchisees and leasing customers.  The COVID-19 pandemic adversely affected the Company’s financial results and business operations in the Company’s first fiscal quarter ended March 28, 2020, and uncertainties regarding the pandemic continue to result in serious economic disruptions including the temporary closing of many of our franchisee’s stores.  Governmental authorities in the United States and Canada have taken and may continue to take measures in order to combat the spread of disease including forced closures of retail stores and other business establishments.  The full impact of the COVID-19 outbreak is unknown, resulting in a high degree of uncertainty for potentially extended periods of time.  At this time, neither the duration nor scope of the disruption can be predicted, therefore, the negative impact on our financial position and operating results cannot be reasonably estimated.

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

COVID-19 Pandemic

The emergence of the coronavirus (COVID-19) around the world, and particularly in the United States and Canada, presents significant risks to the Company, not all of which the Company is able to fully evaluate or even to foresee at the current time. The COVID-19 pandemic adversely affected the Company’s financial results and business operations in the Company’s first fiscal quarter ended March 28, 2020, as noted below, and economic and health conditions in the United States and across most of the globe have continued to change since the end of the quarter. Notably, a substantial number of the Company’s franchised store locations are temporarily closed to in-store consumer activities.  Such temporary store closings may continue and customer traffic at those locations still operational may continue to be greatly reduced and may not return to historical levels in the near term depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties.

The COVID-19 pandemic is affecting the Company’s operations in the second quarter, and may continue to do so indefinitely thereafter. All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, its franchisees and leasing customers, customer and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three-month period ended March 28, 2020 are not necessarily indicative of the results to be expected for the full fiscal year.  Management cannot predict the full impact of the COVID-19 pandemic on the Company’s franchisees or leasing customers nor to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Overview

As of March 28, 2020, we had 1,256  franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands and had a leasing portfolio of $21.3 million.  Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees.  During the first three months of 2020, our royalties decreased $0.6 million or 5.0% compared to the first three months of 2019.

Leasing income net of leasing expense during the first three months of 2020 was $4.5 million compared to $4.5 million in the same period last year.  Fluctuations in period-to-period leasing income and leasing expense can result from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing.  For this reason, we believe that more meaningful levels of leasing activity are the medium- to long-term trend in the purchases of equipment for lease customers and the size of the leasing portfolio.  During the first three months of 2020, we purchased $1.7 million in equipment for lease customers compared to $1.7 million in the first three months of 2019 and $6.2 million in the first three months of 2018.  Our leasing portfolio (net investment in leases — current and long-term) was $21.3 million at March 28, 2020 compared to $25.3 million at December 28, 2019 and $35.1 million at March 30, 2019.  The lower equipment purchases and the decrease in the size of the portfolio across these periods were a direct result of a decrease in the number of customers installing equipment.  We continue to explore ways to grow leased assets and add new customers to our leasing portfolio; however, continued low levels of equipment purchases for lease customers and decreases in the size of our portfolio will impact the long-term operating income of our leasing segment.

Management continually monitors the level and timing of selling, general and administrative expenses.  The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees.  During the first three months of 2020, selling, general and administrative expenses decreased $1.2 million, or 17.7% compared to the first three months of 2019.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals.  The following is a summary of our franchising activity for the first three months ended March 28, 2020:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/28/2019	OPENED	CLOSED	3/28/2020	RENEWAL	RENEWALS
Plato’s Closet
Franchises - US and Canada	483	—	(1)	482	14	14
Once Upon A Child
Franchises - US and Canada	388	3	(2)	389	11	11
Play It Again Sports
Franchises - US and Canada	280	—	(1)	279	6	6
Style Encore
Franchises - US and Canada	68	1	—	69	—	—
Music Go Round
Franchises - US	37	—	—	37	—	—
Total Franchised Stores	1,256	4	(4)	1,256	31	31

Renewal activity is a key focus area for management.  Our franchisees sign 10-year agreements with us.  The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties.  During the first three months of 2020, we renewed 31 of the 31 franchise agreements available for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended
	March 28, 2020	March 30, 2019

Revenue:
Royalties	60.1%	64.2%
Leasing income	31.6	28.1
Merchandise sales	4.0	3.3
Franchise fees	2.1	2.1
Other	2.2	2.3
Total revenue	100.0	100.0

Cost of merchandise sold	(3.9)	(3.1)
Leasing expense	(7.6)	(3.8)
Provision for credit losses	(3.3)	(0.1)
Selling, general and administrative expenses	(30.9)	(38.1)
Income from operations	54.3	54.9
Interest expense	(2.8)	(2.4)
Interest and other income (expense)	—	—
Income before income taxes	51.5	52.5
Provision for income taxes	(12.2)	(12.8)
Net income	39.3%	39.7%

Comparison of Three Months Ended March 28, 2020 to Three Months Ended March 30, 2019

Revenue

Revenues for the quarter ended March 28, 2020 totaled $18.6 million compared to $18.3 million for the comparable period in 2019.

Royalties and Franchise Fees

Royalties decreased to $11.2 million for the first three months of 2020 from $11.8 million for the first three months of 2019, a 5.0% decrease.  The decrease is primarily from lower franchisee retail sales in the first three months of 2020 compared to the same period last year.  Lower franchisee retail sales in the first three months of 2020 were directly attributable to the temporary store closings and reduced customer traffic resulting from the COVID-19 pandemic.

Franchise fees of $0.4 million for the first three months of 2020 were comparable to $0.4 million for the first three months of 2019.

Leasing Income

Leasing income increased to $5.9 million for the first quarter of 2020 compared to $5.2 million for the same period in 2019.  The increase is primarily due to a higher level of equipment sales to customers when compared to the same period last year.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”).  Direct Franchisee Sales of $0.8 million for the first quarter of 2020 compared to $0.6 million in the same period of 2019.   The increase is primarily due to an increase in technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales.  Cost of merchandise sold of $0.7 million for the first quarter of 2020 compared to $0.6 million in the same period of 2019.  The increase was primarily due to an increase in Direct Franchisee Sales discussed above.  Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first quarter of 2020 and 2019 was 95.2% and 93.5%, respectively.

Leasing Expense

Leasing expense of  $1.4 million for the first quarter of 2020  compared to $0.7 million for the first quarter of 2019.  The increase was due to an increase in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was $615,400 for the first quarter of 2020 compared to $10,100 for the first quarter of 2019.  The increase was due to the estimated impact of the COVID-19 pandemic on the credit quality of customers in our lease portfolio.

Selling, General and Administrative

Selling, general and administrative expenses decreased 17.7% to $5.7 million in the first quarter of 2020 from $7.0 million in the same period of 2019.  The decrease was primarily due to a decrease in compensation related expenses, inclusive of those related to organizational changes made in 2019.

Interest Expense

Interest expense increased to $0.5 million for the first quarter of 2020 compared to $0.4 million for the first quarter of 2019.  The increase is primarily due to higher average corporate borrowings when compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 23.6% and 24.4% for the first quarter of 2020 and 2019, respectively.

Segment Comparison of Three Months Ended March 28, 2020 to Three Months Ended March 30, 2019

Franchising Segment Operating Income

The franchising segment’s operating income for the first quarter of 2020 decreased by $0.3 million to $7.2 million from $7.5 million for the first quarter of 2019.  The decrease in segment contribution was primarily due to decreased royalty revenues, partially offset by a decrease in selling, general and administrative expenses.

Leasing Segment Operating Income

The leasing segment’s operating income for the first quarter of 2020 increased by $0.3 million to $2.9 million from $2.6 million for the first quarter of 2019.  The increase in segment contribution was primarily due to a decrease in selling, general and administrative expenses, partially offset by an increase in provision for credit losses.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings.  The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.

We ended the first quarter of 2020 with $28.4 million in cash, cash equivalents and restricted cash compared to $1.1 million in cash, cash equivalents and restricted cash at the end of the first quarter of 2019.

Operating activities provided $14.4 million of cash during the first three months of 2020, comparable to the $14.2 million provided during the first three months of last year.

Investing activities used $1.7 million of cash during the first three months of 2020.  The 2020 activities consisted primarily of the purchase of equipment for lease customers of $1.7 million.

Financing activities used $9.4 million of cash during the first three months of 2020.  Our most significant financing activities during the first three months of 2020 consisted of $49.0 million to repurchase 300,000 shares of our common stock in the 2020 Tender Offer (including fees and expenses), net borrowings on our Line of Credit of $40.0 million to fund in part the 2020 Tender Offer, $1.2 million of proceeds from discounted lease rentals, payments on notes payable of $0.8 million and $0.9 million for the payment of dividends.  (See Note 8 — “Shareholders’ Equity (Deficit)” and Note 9 — “Debt”).

As of March 28, 2020, we had no off balance sheet arrangements.

As of March 28, 2020, our borrowing availability under our Line of Credit was $45.0 million (the lesser of the borrowing base or the aggregate line of credit).  There were $40.0 million in borrowings outstanding at March 28, 2020 under the Line of Credit bearing interest ranging from 3.25%  to 3.60% leaving $5.0 million available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes.  During the first three months of 2020, the Line of Credit was used to finance in part the 2020 Tender Offer and to increase our cash balances and preserve financial flexibility in light of the current uncertainty resulting from the COVID-19 outbreak.   In July 2020, the aggregate commitments under the Line of Credit automatically reduce by $5.0 million.  The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).

As of March 28, 2020, we had $15.5 million in principal outstanding from the $25.0 million Series A notes issued in May 2015 and $9.4 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 under our Note Agreement with Prudential.

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

As of March 28, 2020, we were in compliance with all of the financial covenants under the Line of Credit and Note Agreement.

We expect to generate the cash necessary to pay our expenses, finance our leasing business and to pay the principal and interest on our outstanding debt from cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate.  Our ability to pay our expenses, finance our leasing business and meet our debt service obligations depends on our future performance, which may be affected by financial, business, economic, and other factors including the risk factors described under Item 1A of our Form 10-K for the fiscal year ended December 28, 2019 and under Item 1A below.  If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity.  In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all.  Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase our cost of capital.

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

While significant uncertainty exists as to the full impact of the COVID-19 pandemic on our liquidity and capital resources, as of the date of this report we believe that the combination of our cash on hand, the cash generated from our franchising and leasing businesses, cash generated from discounting sources and our Line of Credit will be adequate to fund our planned operations through 2020.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales.  The Company recognizes royalties as revenue when earned.  At the end of each accounting period, estimates of royalty amounts due are made based on the most recent franchisee sales information available.  If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted.  During the first three months of 2020, the Company collected $10,200 more than it estimated at December 28, 2019.  As of March 28, 2020, the Company’s royalty receivable was $842,100.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue over the estimated life of the franchise, beginning when the franchise is opened. Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated condensed balance sheet.  As of March 28, 2020, deferred franchise fee revenue was $7,528,100.

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

Forward Looking Statements

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, specific and overall impacts of the COVID-19 pandemic on the Company’s financial condition or results of operations, the Company’s belief that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, as well as its disclosures regarding market rate risk are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements.  Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions.  See the section appearing in our Annual Report on Form 10-K for the fiscal year ended December  28, 2019 entitled “Risk Factors” and Part II, Item 1A in this Report for a more complete discussion of certain factors that may cause the Company’s actual results to differ from those in its forward looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At March 28, 2020, the Company had available a $45.0 million line of credit with CIBC Bank USA and BMO Harris Bank, N.A.  The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (twelve months or less).  The Company had $40.0 million of debt outstanding at March 28, 2020 under this line of credit, all of which was in the form of short-term borrowings subject to daily changes in the bank’s base rate or LIBOR.  The Company’s earnings would be affected by changes in these short-term interest rates.  With the Company’s borrowings at March 28, 2020, a one percent increase in short-term rates would reduce annual pretax earnings by $400,000.  The Company had no interest rate derivatives in place at March 28, 2020.

None of the Company’s cash and cash equivalents at March 28, 2020 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the three months ended March 28, 2020.   During fiscal 2019, less than 7% of the Company’s total revenues and 1% of expenses were denominated in a foreign currency.  Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $458,000.  To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 1A:  Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 28, 2019.  If any of those factors were to occur, they could materially adversely affect our financial condition or future results, and could cause our actual results to differ materially from those expressed in its forward-looking statements in this report.  Except as noted below, we are aware of no material changes to the Risk Factors discussed in our Annual Report on Form 10-K for the year ended December 28, 2019.

Our business, results of operations, financial condition, cash flows and the market value of our common stock can be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19.

Our business, results of operations, financial condition, cash flows and the market value of our common stock can be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19 which has spread from China to many other countries including the United States and Canada.  In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  The outbreak has resulted in federal, state, provincial and local governments throughout the United States and Canada implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

The outbreak of COVID-19 and any preventive or protective actions taken by governmental authorities have had and are expected to continue to have a material adverse effect on our operations and those of our franchisees and leasing customers, including forced or voluntary store closures, business shutdowns or disruptions. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the effectiveness of actions taken globally, nationally and locally to contain or mitigate its effects. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact the market value of our common stock and our ability to access capital markets and debt capital. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our Annual Report on Form 10-K for the year ended December 28, 2019.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On December 17, 2019 the Company announced a self-tender (the “Tender Offer”) to purchase up to 300,000 shares of its outstanding common stock for a price of $163.00 per share. The Tender Offer expired on January 16, 2020, and upon expiration, the Company purchased a total of 300,000 shares for a total purchase price of $49.0 million, including fees and expenses.

The following table summarized the Company’s common stock repurchase during the first quarter of 2020. No shares were purchased during the quarter other than through the Tender Offer described above.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

December 29, 2019 to February 1, 2020	—	$—	—	—
February 2, 2020 to February 29, 2020	—	$—	—	—
March 1, 2020 to March 28, 2020	—	$—	—	—

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended March 28, 2020, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Shareholders’ Equity (Deficit), (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

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

WINMARK CORPORATION

Date: April 22, 2020	By:	/s/ Brett D. Heffes
Brett D. Heffes Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: April 22, 2020	By:	/s/ Anthony D. Ishaug
Anthony D. Ishaug Executive Vice President Chief Financial Officer and Treasurer (principal financial and accounting officer)