Form 10-Q
period 2020-09-26
WINMARK CORP
filed 2020-10-20
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020

or

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

Yes ☐              No ☒

Common stock, no par value, 3,740,296 shares outstanding as of October 16, 2020.

WINMARK CORPORATION AND SUBSIDIARIES

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	CONSOLIDATED CONDENSED BALANCE SHEETS September 26, 2020 and December 28, 2019	3

	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS Three Months Ended September 26, 2020 and September 28, 2019 Nine Months Ended September 26, 2020 and September 28, 2019	4

	CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT): Three Months Ended September 26, 2020 and September 28, 2019 Nine Months Ended September 26, 2020 and September 28, 2019	5

	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS Nine Months Ended September 26, 2020 and September 28, 2019	6

	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION	24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

	SIGNATURES	27

PART I.          FINANCIAL INFORMATION

ITEM 1: Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 26, 2020	December 28, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$8,267,400	$25,130,300
Restricted cash	50,000	50,000
Receivables, less allowance for doubtful accounts of $800 and $1,900	1,947,600	1,669,500
Net investment in leases - current	10,514,200	12,800,100
Income tax receivable	—	497,900
Inventories	85,100	86,000
Prepaid expenses	1,158,800	968,100
Total current assets	22,023,100	41,201,900
Net investment in leases - long-term	5,090,800	12,505,500
Property and equipment, net	2,439,100	2,772,600
Operating lease right of use assets	3,301,800	3,595,200
Goodwill	607,500	607,500
Other assets	458,300	492,500
Deferred income taxes	1,918,000	667,000
	$35,838,600	$61,842,200
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $13,900 and $13,900	$4,236,100	$3,736,100
Accounts payable	1,272,700	1,015,000
Income tax payable	472,500	—
Accrued liabilities	2,478,000	2,783,100
Discounted lease rentals	1,522,500	2,680,700
Deferred revenue	1,675,200	1,717,000
Total current liabilities	11,657,000	11,931,900
Long-Term Liabilities:
Notes payable, net of unamortized debt issuance costs of $58,300 and $68,700	18,691,700	21,868,800
Discounted lease rentals	763,000	836,900
Deferred revenue	7,270,000	7,858,500
Operating lease liabilities	5,417,500	5,846,100
Other liabilities	873,100	1,051,700
Total long-term liabilities	33,015,300	37,462,000
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,735,437 and 3,947,858 shares issued and outstanding	7,717,800	11,929,300
Retained earnings (accumulated deficit)	(16,551,500)	519,000
Total shareholders’ equity (deficit)	(8,833,700)	12,448,300
	$35,838,600	$61,842,200

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenue:
Royalties	$14,210,000	$13,808,800	$33,188,300	$38,223,400
Leasing income	2,695,800	4,375,500	12,040,800	12,733,800
Merchandise sales	631,200	704,500	1,746,800	2,037,300
Franchise fees	335,400	377,400	1,064,900	1,183,100
Other	404,600	414,700	1,225,700	1,238,700
Total revenue	18,277,000	19,680,900	49,266,500	55,416,300
Cost of merchandise sold	598,200	671,700	1,662,000	1,924,400
Leasing expense	510,900	572,400	2,443,700	1,642,000
Provision for credit losses	(339,600)	(55,500)	164,300	23,900
Selling, general and administrative expenses	5,009,700	6,217,600	15,719,100	19,637,900
Income from operations	12,497,800	12,274,700	29,277,400	32,188,100
Interest expense	(345,700)	(406,200)	(1,409,600)	(1,348,700)
Interest and other income (expense)	9,200	500	27,700	(5,900)
Income before income taxes	12,161,300	11,869,000	27,895,500	30,833,500
Provision for income taxes	(2,802,500)	(2,755,200)	(6,164,500)	(7,145,600)
Net income	$9,358,800	$9,113,800	$21,731,000	$23,687,900
Earnings per share - basic	$2.51	$2.39	$5.86	$6.19
Earnings per share - diluted	$2.43	$2.24	$5.63	$5.76
Weighted average shares outstanding - basic	3,730,490	3,808,863	3,710,112	3,829,329
Weighted average shares outstanding - diluted	3,857,702	4,065,301	3,857,754	4,112,318

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 28, 2019	3,947,858	11,929,300	$519,000	$12,448,300
Repurchase of common stock	(300,000)	(12,215,500)	(36,772,000)	(48,987,500)
Stock options exercised	2,895	145,900	—	145,900
Compensation expense relating to stock options	—	140,300	—	140,300
Cash dividends ($0.25 per share)	—	—	(912,200)	(912,200)
Comprehensive income (Net income)	—	—	7,317,000	7,317,000
BALANCE, March 28, 2020	3,650,753	—	(29,848,200)	(29,848,200)
Stock options exercised	72,434	6,013,600	—	6,013,600
Compensation expense relating to stock options	—	397,700	—	397,700
Cash dividends ($0.05 per share)	—	—	(184,500)	(184,500)
Comprehensive income (Net income)	—	—	5,055,200	5,055,200
BALANCE, June 27, 2020	3,723,187	6,411,300	(24,977,500)	(18,566,200)
Stock options exercised	12,250	914,600	—	914,600
Compensation expense relating to stock options	—	391,900	—	391,900
Cash dividends ($0.25 per share)	—	—	(932,800)	(932,800)
Comprehensive income (Net income)	—	—	9,358,800	9,358,800
BALANCE, September 26, 2020	3,735,437	$7,717,800	$(16,551,500)	$(8,833,700)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 29, 2018	3,907,686	$4,425,600	$(9,234,100)	$(4,808,500)
Repurchase of common stock	(150,000)	(5,081,000)	(18,947,100)	(24,028,100)
Stock options exercised	1,500	156,600	—	156,600
Compensation expense relating to stock options	—	498,800	—	498,800
Cash dividends ($0.15 per share)	—	—	(586,100)	(586,100)
Comprehensive income (Net income)	—	—	7,272,200	7,272,200
BALANCE, March 30, 2019	3,759,186	—	(21,495,100)	(21,495,100)
Stock options exercised	22,153	788,800	—	788,800
Compensation expense relating to stock options	—	516,800	—	516,800
Cash dividends ($0.25 per share)	—	—	(942,800)	(942,800)
Comprehensive income (Net income)	—	—	7,301,900	7,301,900
BALANCE, June 29, 2019	3,781,339	1,305,600	(15,136,000)	(13,830,400)
Stock options exercised	41,639	2,049,600	—	2,049,600
Compensation expense relating to stock options	—	495,800	—	495,800
Cash dividends ($0.25 per share)	—	—	(954,800)	(954,800)
Comprehensive income (Net income)	—	—	9,113,800	9,113,800
BALANCE, September 28, 2019	3,822,978	$3,851,000	$(6,977,000)	$(3,126,000)

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 26, 2020	September 28, 2019
OPERATING ACTIVITIES:
Net income	$21,731,000	$23,687,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	366,700	276,700
Provision for credit losses	164,300	23,900
Compensation expense related to stock options	929,900	1,511,400
Deferred income taxes	(1,251,000)	(1,320,800)
Loss from disposal of property and equipment	200	—
Deferred initial direct costs	(18,300)	(87,400)
Amortization of deferred initial direct costs	89,400	492,800
Operating lease right of use asset amortization	293,400	285,000
Tax benefits on exercised stock options	602,400	580,700
Change in operating assets and liabilities:
Receivables	(278,100)	(41,300)
Principal collections on lease receivables	11,418,500	14,407,300
Income tax receivable/payable	368,000	(406,900)
Inventories	900	37,900
Prepaid expenses	(190,700)	(110,900)
Other assets	34,200	(18,600)
Accounts payable	257,700	(166,500)
Accrued and other liabilities	(864,100)	(519,300)
Rents received in advance and security deposits	(1,252,000)	(149,500)
Deferred revenue	(630,300)	(414,500)
Net cash provided by operating activities	31,772,100	38,067,900
INVESTING ACTIVITIES:
Purchase of property and equipment	(33,400)	(135,200)
Purchase of equipment for lease contracts	(3,128,200)	(7,936,600)
Net cash used for investing activities	(3,161,600)	(8,071,800)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	46,600,000	18,800,000
Payments on line of credit	(46,600,000)	(18,800,000)
Payments on notes payable	(2,687,500)	(2,437,500)
Repurchases of common stock	(48,987,500)	(24,028,100)
Proceeds from exercises of stock options	7,074,100	2,995,000
Dividends paid	(2,029,500)	(2,483,700)
Proceeds from discounted lease rentals	1,157,000	944,400
Net cash used for financing activities	(45,473,400)	(25,009,900)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(16,862,900)	4,986,200
Cash, cash equivalents and restricted cash, beginning of period	25,180,300	2,576,000
Cash, cash equivalents and restricted cash, end of period	$8,317,400	$7,562,200
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,426,100	$1,322,800
Cash paid for income taxes	$6,445,200	$8,292,700
Non-cash landlord leasehold improvements	$—	$2,139,000

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Condensed Balance Sheets to the total of the same amounts shown above:
	Nine Months Ended
	September 26, 2020	September 28, 2019
Cash and cash equivalents	$8,267,400	$7,487,200
Restricted cash	50,000	75,000
Total cash, cash equivalents and restricted cash	$8,317,400	$7,562,200

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

Revenues and operating results for the nine months ended September 26, 2020 are not necessarily indicative of the results to be expected for the full year.

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

4. Contract Liabilities:

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees. The table below presents the activity of the current and noncurrent deferred franchise revenue during the first nine months of 2020 and 2019, respectively:

	September 26, 2020	September 28, 2019
Balance at beginning of period	$9,575,500	$10,177,300
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	656,700	979,700
Fees earned that were included in the balance at the beginning of the period	(1,287,000)	(1,394,200)
Balance at end of period	$8,945,200	$9,762,800

The following table illustrates future estimated revenue to be recognized for the remainder of 2020 and full fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 26, 2020.

Contract Liabilities expected to be recognized in	Amount
2020	$425,500
2021	1,642,800
2022	1,497,800
2023	1,326,600
2024	1,128,800
Thereafter	2,923,700
$8,945,200

5. Fair Value Measurements:

The Company defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company uses three levels of inputs to measure fair value:

●	Level 1 – quoted prices in active markets for identical assets and liabilities.
●	Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.
●	Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Due to their nature, the carrying value of cash equivalents, receivables, payables and debt obligations approximates fair value.

6. Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	September 26, 2020	December 28, 2019
Direct financing and sales-type leases:
Minimum lease payments receivable	$16,854,200	$26,001,200
Estimated unguaranteed residual value of equipment	2,992,600	4,109,800
Unearned lease income, net of initial direct costs deferred	(1,823,600)	(4,039,400)
Security deposits	(2,637,800)	(3,852,000)
Equipment installed on leases not yet commenced	660,300	3,437,800
Total investment in direct financing and sales-type leases	16,045,700	25,657,400
Allowance for credit losses	(583,600)	(580,600)
Net investment in direct financing and sales-type leases	15,462,100	25,076,800
Operating leases:
Operating lease assets	707,100	820,700
Less accumulated depreciation and amortization	(564,200)	(591,900)
Net investment in operating leases	142,900	228,800
Total net investment in leasing operations	$15,605,000	$25,305,600

As of September 26, 2020, the $15.6 million total net investment in leases consists of $10.5 million classified as current and $5.1 million classified as long-term. As of December 28, 2019, the $25.3 million total net investment in leases consists of $12.8 million classified as current and $12.5 million classified as long-term.

As of September 26, 2020, there were no customers with leased assets greater than 10% of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2020 and the full fiscal years thereafter as of September 26, 2020:

	Direct Financing and Sales-Type Leases
	Minimum Lease	Income
Fiscal Year	Payments Receivable	Amortization
2020	$3,382,200	$564,900
2021	10,571,100	1,099,900
2022	2,726,500	150,200
2023	145,700	6,200
2024	15,200	1,700
Thereafter	13,500	700
	$16,854,200	$1,823,600

The activity in the allowance for credit losses for leasing operations during the first nine months of 2020 and 2019, respectively, is as follows:

	September 26, 2020	September 28, 2019
Balance at beginning of period	$580,600	$861,200
Provisions charged to expense	164,300	23,900
Recoveries	(12,400)	15,700
Deductions for amounts written-off	(148,900)	(224,000)
Balance at end of period	$583,600	$676,800

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	September 26, 2020		December 28, 2019
	Investment	Allowance for	Investment	Allowance for
	In Leases	Credit Losses	In Leases	Credit Losses
Collectively evaluated for loss potential	$16,045,700	583,600	$25,657,400	$580,600
Individually evaluated for loss potential	—	—	—	—
Total	$16,045,700	$583,600	$25,657,400	$580,600

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

	September 26, 2020
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$15,051,900	$—	$—	$—	$15,051,900
Small-Ticket	993,800	—	—	—	993,800
Total Investment in Leases	$16,045,700	$—	$—	$—	$16,045,700

	December 28, 2019
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$24,546,300	$—	$—	$—	$24,546,300
Small-Ticket	1,111,100	—	—	—	1,111,100
Total Investment in Leases	$25,657,400	$—	$—	$—	$25,657,400

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

Leasing income as presented on the Consolidated Condensed Statements of Operations consists of the following:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Interest income on direct financing and sales-type leases	$839,600	$1,856,000	$2,947,900	$6,066,800
Selling profit (loss) at commencement of sales-type leases	267,700	1,098,100	1,453,600	1,971,600
Operating lease income	668,600	702,600	1,758,500	1,908,700
Income on sales of equipment under lease	913,400	496,600	5,078,300	2,268,500
Other	6,500	222,200	802,500	518,200
Leasing income	$2,695,800	$4,375,500	$12,040,800	$12,733,800

7. Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Denominator for basic EPS — weighted average common shares	3,730,490	3,808,863	3,710,112	3,829,329
Dilutive shares associated with option plans	127,212	256,438	147,642	282,989
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	3,857,702	4,065,301	3,857,754	4,112,318
Options excluded from EPS calculation — anti-dilutive	11,979	7,146	11,057	6,782

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

On July 15, 2020, the Company’s Board of Directors approved the payment of a $0.25 per share quarterly cash dividend to shareholders of record at the close of business on August 12, 2020, which was paid on September 1, 2020.

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

Under a previous Board of Directors’ authorization, as of September 26, 2020, the Company has the ability to repurchase an additional 130,604 shares of its common stock. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

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

Stock option activity under the 2001 Plan, 2010 Plan, 2020 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of September 26, 2020 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 28, 2019	479,558	$101.78	5.79	$45,283,200
Granted	22,550	143.87
Exercised	(87,579)	80.77
Forfeited	(23,000)	148.16
Outstanding, September 26, 2020	391,529	$106.18	5.41	$23,296,200
Exercisable, September 26, 2020	279,164	$87.77	4.22	$21,578,700

The fair value of options granted under the Option Plans during the first nine months of 2020 and 2019 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Nine Months Ended
	September 26, 2020	September 28, 2019
Risk free interest rate	0.40%	1.98%
Expected life (years)	6	6
Expected volatility	25.03%	20.30%
Dividend yield	1.92%	1.26%
Option fair value	$26.55	$32.65

All unexercised options at September 26, 2020 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $929,900 and $1,511,400 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first nine months of 2020 and 2019, respectively. As of September 26, 2020, the Company had $2.7 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.4 years.

9. Debt:

Line of Credit

In September 2020, the Company’s Line of Credit with CIBC Bank USA and BMO Harris Bank N.A. was amended to, among other things:

●	Decrease the aggregate commitments from $40.0 million to $25.0 million;
●	Remove BMO Harris Bank N.A. as a lender under the Credit Agreement;
●	Extend the termination date from July 19, 2021 to August 31, 2024;
●	Amend the tangible net worth covenant requirement to be reset as of September 26, 2020;
●	Permit the Company to issue up to $25.0 million in additional term notes to one or more affiliates or managed accounts of Prudential.

As of September 26, 2020, there were no borrowings outstanding under the Company’s Line of Credit, leaving $25.0 million available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes. During the first quarter of 2020, the Line of Credit was used to finance in part the 2020 Tender Offer (as indicated above). The Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit). As of September 26, 2020, the Company was in compliance with all of its financial covenants.

Notes Payable

In September 2020, the Note Agreement with Prudential Investment Management, Inc., its affiliates and managed accounts (“Prudential”) was amended to, among other things, amend the tangible net worth covenant requirement to be reset as of September 26, 2020.

As of September 26, 2020, the Company had $14.3 million in principal outstanding from the $25.0 million Series A notes issued in May 2015 and $8.7 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 under the Note Agreement.

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and tangible net worth and maximum levels of leverage (all as defined within the Note Agreement). As of September 26, 2020, the Company was in compliance with all of its financial covenants.

In connection with the Note Agreement, the Company incurred debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

10. Discounted Lease Rentals:

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 6.10% at September 26, 2020 on a non-recourse basis. As of September 26, 2020, $1.5 million of the $2.3 million liability balance is current.

11. Operating Leases:

As of September 26, 2020, the Company leases its Minnesota corporate headquarters in a facility with an operating lease that expires in December 2029. The remaining lease term for this lease is 9.3 years and the discount rate is 5.5%. The Company recognized $896,400 and $1,047,600 of rent expense for the periods ended September 26, 2020 and September 28, 2019, respectively.

Maturities of operating lease liabilities is as follows for the remainder of fiscal 2020 and full fiscal years thereafter as of September 26, 2020:

Operating Lease Liabilities expected to be recognized in	Amount
2020	$179,100
2021	723,100
2022	742,900
2023	763,300
2024	784,400
Thereafter	4,258,600
Total lease payments	7,451,400
Less imputed interest	(1,603,500)
Present value of lease liabilities	$5,847,900

Of the $5.8 million operating lease liability outstanding at September 26, 2020, $0.4 million is included in Accrued liabilities in the Current liabilities section of the Consolidated Condensed Balance Sheets.

Supplemental cash flow information related to our operating leases is as follows for the period ended September 26, 2020:

	Nine Months Ended	Nine Months Ended
	September 26, 2020	September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow outflow from operating leases	$524,600	$479,600

12. Income Taxes:

During the second quarter of 2020, we deferred $4.4 million in federal and state income tax payments as allowed under the Coronavirus Aid, Relief and Economic Security Act (the “CARES’ Act), which was signed into law in March 2020 to help businesses navigate COVID-19 related challenges. The deferred federal and state income tax payments were made in the third quarter of 2020.

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

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenue:
Franchising	$15,581,200	$15,305,400	$37,225,700	$42,682,500
Leasing	2,695,800	4,375,500	12,040,800	12,733,800
Total revenue	$18,277,000	$19,680,900	$49,266,500	$55,416,300

Reconciliation to operating income:
Franchising segment contribution	$10,789,900	$9,895,700	$22,601,000	$25,844,500
Leasing segment contribution	1,707,900	2,379,000	6,676,400	6,343,600
Total operating income	$12,497,800	$12,274,700	$29,277,400	$32,188,100

Depreciation and amortization:
Franchising	$70,800	$79,000	$216,100	$208,900
Leasing	49,900	31,700	150,600	67,800
Total depreciation and amortization	$120,700	$110,700	$366,700	$276,700

	As of
	September 26, 2020	December 28, 2019
Identifiable assets:
Franchising	$4,285,500	$3,736,000
Leasing	16,772,300	26,596,700
Unallocated	14,780,800	31,509,500
Total	$35,838,600	$61,842,200

14. Subsequent Events:

On October 14, 2020, the Company’s Board of Directors approved the payment of a $3.00 per share special cash dividend (the “2020 Special Dividend”) to shareholders of record at the close of business November 11, 2020, which will be paid on December 15, 2020. The 2020 Special Dividend will be approximately $11.2 million based on the current number of shares outstanding and is expected to be financed by cash on hand.

On October 14, 2020, the Line of Credit and Note Agreement were amended to, among other things, provide the consent of the lenders under these facilities for the declaration and payment of the 2020 Special Dividend and to amend the fixed charge covenant ratio definition to remove the effect of the 2020 Special Dividend.

The Company continues to closely monitoring the impact of the coronavirus (COVID-19) pandemic on all aspects of its business, including that of its franchisees and leasing customers. The COVID-19 pandemic adversely affected the Company’s financial results and business operations in the Company’s first nine months ended September 26, 2020, and uncertainties regarding the pandemic continue to result in economic disruptions including reduced operating levels at many of our franchisee’s stores. Governmental authorities in the United States and Canada have taken and may continue to take measures in order to combat the spread of disease including forced closures of retail stores and other business establishments from time to time. The full impact of the COVID-19 outbreak is unknown, resulting in a high degree of uncertainty for potentially extended periods of time. At this time, neither the duration nor scope of the disruption can be predicted, therefore, the negative impact on our financial position and operating results cannot be reasonably estimated.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

COVID-19 Pandemic

The emergence of the coronavirus (COVID-19) around the world, and particularly in the United States and Canada, presents significant risks to the Company, not all of which the Company is able to fully evaluate or even to foresee at the current time. The COVID-19 pandemic adversely affected the Company’s financial results and business operations in the Company’s nine months ended September 26, 2020, as noted below, and economic and health conditions in the United States and across most of the globe have continued to change throughout the year. Notably, a substantial number of the Company’s franchised store locations were temporarily closed to in-store consumer activities for a portion of the first nine months of 2020. Such temporary store closings may reoccur and customer traffic at those locations operational may continue to be reduced and may not return to historical levels in the near term depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or the re-imposition of restrictions that have been imposed to date, and numerous other uncertainties. The resulting economic disruption could also affect our ability to generate leasing revenue from new and existing leasing customers through reduced equipment leases and possible increases in defaults by existing leasing customers.

The COVID-19 pandemic has affected the Company’s operations in the first nine months of 2020, and may continue to do so indefinitely thereafter. All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, its franchisees and leasing customers, customer and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the nine-month period ended September 26, 2020 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s franchisees or leasing customers nor to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Overview

As of September 26, 2020, we had 1,262 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands and had a leasing portfolio of $15.6 million. Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees. During the first nine months of 2020, our royalties decreased $5.0 million or 13.2% compared to the first nine months of 2019.

Leasing income net of leasing expense during the first nine months of 2020 was $9.6 million compared to $11.1 million in the same period last year. Fluctuations in period-to-period leasing income and leasing expense can result from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing. For this reason, we believe that more meaningful levels of leasing activity are the medium- to long-term trend in the purchases of equipment for lease customers and the size of the leasing portfolio. During the first nine months of 2020, we purchased $3.1 million in equipment for lease customers compared to $7.9 million in the first nine months of 2019 and $20.2 million in the first nine months of 2018. Our leasing portfolio (net investment in leases — current and long-term) was $15.6 million at September 26, 2020 compared to $25.3 million at December 28, 2019 and $30.0 million at September 28, 2019. The lower equipment purchases and the decrease in the size of the portfolio across these periods were a direct result of a decrease in the number of customers installing equipment. We continue to explore ways to grow leased assets and add new customers to our leasing portfolio; however, continued low levels of equipment purchases for lease customers and decreases in the size of our portfolio will impact the long-term operating income of our leasing segment.

Management continually monitors the level and timing of selling, general and administrative expenses. The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees. During the first nine months of 2020, selling, general and administrative expenses decreased $3.9 million, or 20.0% compared to the first nine months of 2019.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals. The following is a summary of our franchising activity for the first nine months ended September 26, 2020:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/28/2019	OPENED	CLOSED	9/26/2020	RENEWAL	RENEWALS
Plato’s Closet
Franchises - US and Canada	483	3	(3)	483	31	31
Once Upon A Child
Franchises - US and Canada	388	11	(4)	395	21	21
Play It Again Sports
Franchises - US and Canada	280	1	(3)	278	14	13
Style Encore
Franchises - US and Canada	68	3	(2)	69	—	—
Music Go Round
Franchises - US	37	—	—	37	1	1
Total Franchised Stores	1,256	18	(12)	1,262	67	66

Renewal activity is a key focus area for management. Our franchisees sign 10-year agreements with us. The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties. During the first nine months of 2020, we renewed 66 of the 67 franchise agreements available for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

Revenue:
Royalties	77.7%	70.2%	67.4%	69.0%
Leasing income	14.8	22.2	24.4	23.0
Merchandise sales	3.5	3.6	3.5	3.7
Franchise fees	1.8	1.9	2.2	2.1
Other	2.2	2.1	2.5	2.2
Total revenue	100.0	100.0	100.0	100.0

Cost of merchandise sold	(3.3)	(3.4)	(3.4)	(3.5)
Leasing expense	(2.8)	(2.9)	(5.0)	(3.0)
Provision for credit losses	1.9	0.3	(0.3)	—
Selling, general and administrative expenses	(27.4)	(31.6)	(31.9)	(35.4)
Income from operations	68.4	62.4	59.4	58.1
Interest expense	(1.9)	(2.1)	(2.9)	(2.4)
Interest and other income (expense)	—	—	0.1	—
Income before income taxes	66.5	60.3	56.6	55.7
Provision for income taxes	(15.3)	(14.0)	(12.5)	(12.9)
Net income	51.2%	46.3%	44.1%	42.8%

Comparison of Three Months Ended September 26, 2020 to Three Months Ended September 28, 2019

Revenue

Revenues for the quarter ended September 26, 2020 totaled $18.3 million compared to $19.7 million for the comparable period in 2019.

Royalties and Franchise Fees

Royalties increased to $14.2 million for the third quarter of 2020 from $13.8 million for the third quarter of 2019, a 2.9% increase. The increase is primarily from higher franchisee retail sales and from having additional franchise stores in the third quarter of 2020 compared to the same period last year

Franchise fees of $0.3 million for the third quarter of 2020 were comparable to $0.4 million for the third quarter of 2019.

Leasing Income

Leasing income decreased to $2.7 million for the third quarter of 2020 compared to $4.4 million for the same period in 2019. The decrease is primarily due to lower levels of interest income from the smaller lease portfolio and a decrease in selling profit at the commencement of sales-type leases, when compared to the same period last year.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales of $0.6 million for the third quarter of 2020 was comparable to $0.7 million in the same period of 2019.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold of $0.6 million for the third quarter of 2020 was comparable to $0.7 million in the same period of 2019. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the third quarter of 2020 and 2019 was 94.8% and 95.3%, respectively.

Leasing Expense

Leasing expense of $0.5 million for the third quarter of 2020 was comparable to $0.6 million for the third quarter of 2019.

Provision for Credit Losses

Provision for credit losses was $(0.3) million for the third quarter of 2020 compared to $(0.1) million for the third quarter of 2019. The provision levels in the third quarter of 2020 reflected the reduction in lease payments receivable from lease customers and the estimated impact of the COVID-19 pandemic on the credit quality of customers in our lease portfolio.

Selling, General and Administrative

Selling, general and administrative expenses decreased 19.4% to $5.0 million in the third quarter of 2020 compared to $6.2 million in the same period of 2019. The decrease was primarily due to a decrease in compensation related expenses, inclusive of those related to organizational changes made in 2019, as well as a decrease in travel expenses due to the COVID-19 pandemic.

Interest Expense

Interest expense of $0.3 million for the third quarter of 2020 was comparable to $0.4 million for the third quarter of 2019.

Income Taxes

The provision for income taxes was calculated at an effective rate of 23.0% and 23.2% for the third quarter of 2020 and 2019, respectively.

Comparison of Nine Months Ended September 26, 2020 to Nine Months Ended September 28, 2019

Revenue

Revenues for the first nine months of 2020 totaled $49.3 million compared to $55.4 million for the comparable period in 2019.

Royalties and Franchise Fees

Royalties decreased to $33.2 million for the first nine months of 2020 from $38.2 million for the first nine months of 2019, a 13.2% decrease. The decrease in royalties is primarily from lower franchisee retail sales in the first nine months of 2020 compared to the same period last year. Lower franchisee retail sales in the first nine months of 2020 were directly attributable to the temporary store closings and reduced customer traffic resulting from the COVID-19 pandemic.

Franchise fees of $1.1 million for the first nine months of 2020 were comparable to $1.2 million for the first nine months of 2019.

Leasing Income

Leasing income decreased to $12.0 million for the first nine months of 2020 compared to $12.7 million for the same period in 2019. The decrease is primarily due to lower levels of interest income from the smaller lease portfolio, partially offset by higher level of equipment sales to customers, when compared to the same period last year.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales were $1.7 million for the first nine months of 2020 compared to $2.0 million in the same period of 2019. The decrease is due to decreases in buying group and technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold was $1.7 million for the first nine months of 2020 compared to $1.9 million in the same period of 2019. The decrease is due to the decrease in Direct Franchisee Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first nine months of 2020 and 2019 was 95.1% and 94.5%, respectively.

Leasing Expense

Leasing expense increased to $2.4 million for the first nine months of 2020 compared to $1.6 million for the first nine months of 2019. The increase was due to an increase in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was $164,300 for the first nine months of 2020 compared to $23,000 for the first nine months of 2019. The increase was due to the estimated impact of the COVID-19 pandemic on the credit quality of customers in our lease portfolio.

Selling, General and Administrative

Selling, general and administrative expenses decreased 20.0% to $15.7 million in the first nine months of 2020 compared to $19.6 million in the same period of 2019. The decrease was primarily due to a decrease in compensation related expenses, inclusive of those related to organizational changes made in 2019, as well as decreases in conference and travel expenses due to the COVID-19 pandemic.

Interest Expense

Interest expense of $1.4 million for the first nine months of 2020 was comparable to $1.3 million for the first nine months of 2019.

Income Taxes

The provision for income taxes was calculated at an effective rate of 22.1% and 23.2% for the first nine months of 2020 and 2019, respectively. The decrease is primarily due to tax benefits on the exercise of non-qualified stock options.

Segment Comparison of Three Months Ended September 26, 2020 to Three Months Ended September 28, 2019

Franchising Segment Operating Income

The franchising segment’s operating income for the third quarter of 2020 increased to $10.8 million from $9.9 million for the third quarter of 2019. The increase in segment contribution was primarily due to a decreased selling, general and administrative expenses, partially offset by increased royalty revenues.

Leasing Segment Operating Income

The leasing segment’s operating income for the third quarter of 2020 decreased to $1.7 million from $2.4 million for the third quarter of 2019. The decrease in segment contribution was primarily due to a decrease in leasing income net of leasing expenses, partially offset by a decrease in selling, general and administrative expenses.

Segment Comparison of Nine Months Ended September 26, 2020 to Nine Months Ended September 28, 2019

Franchising Segment Operating Income

The franchising segment’s operating income for the first nine months of 2020 decreased to $22.6 million from $25.8 million for the first nine months of 2019. The decrease in segment contribution was primarily due to decreased royalty revenues, partially offset by a decrease in selling, general and administrative expenses.

Leasing Segment Operating Income

The leasing segment’s operating income for the first nine months of 2020 increased to $6.7 million from $6.3 million for the first nine months of 2019. The increase in segment contribution was primarily due to a decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flows from operations and borrowings. The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.

We ended the third quarter of 2020 with $8.3 million in cash, cash equivalents and restricted cash compared to $7.6 million in cash, cash equivalents and restricted cash at the end of the third quarter of 2019.

Operating activities provided $31.8 million of cash during the first nine months of 2020, compared to $38.1 million provided during the same period last year. The decrease in cash provided by operating activities in the first nine months of 2020 compared to 2019 was primarily due to decreases in principal collections on lease receivables and net income.

Investing activities used $3.2 million of cash during the first nine months of 2020. The 2020 activities consisted primarily of the purchase of equipment for lease customers of $3.1 million.

Financing activities used $45.5 million of cash during the first nine months of 2020. Our most significant financing activities during the first nine months of 2020 consisted of $49.0 million to repurchase 300,000 shares of our common stock in the 2020 Tender Offer (including fees and expenses), payments on notes payable of $2.7 million and $2.0 million for the payment of dividends; partially offset by $7.1 million of proceeds from exercise of stock options and $1.2 million in proceeds received from discounted lease rentals. (See Note 8 — “Shareholders’ Equity (Deficit),” Note 9 — “Debt” and Note 10 — “Discounted Lease Rentals”).

As of September 26, 2020, we had no off balance sheet arrangements.

In September 2020, our Line of Credit with CIBC Bank USA and BMO Harris Bank N.A. was amended to, among other things:

●	Decrease the aggregate commitments from $40.0 million to $25.0 million;
●	Remove BMO Harris Bank N.A. as a lender under the Credit Agreement;
●	Extend the termination date from July 19, 2021 to August 31, 2024;
●	Amend the tangible net worth covenant requirement to be reset as of September 26, 2020;
●	Permit the Company to issue up to $25.0 million in additional term notes to one or more affiliates or managed accounts of Prudential.

As of September 26, 2020, our borrowing availability under our Line of Credit was $25.0 million (the lesser of the borrowing base or the aggregate line of credit). There were no borrowings outstanding at September 26, 2020 under the Line of Credit leaving $25.0 million available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes. During the first nine months of 2020, the Line of Credit was used to finance in part the 2020 Tender Offer and in March 2020, in response to uncertainty resulting from the COVID-19 outbreak, we drew additional amounts on the Line of Credit to increase our cash balances. All amounts drawn on the Line of Credit during the first nine months of 2020 were repaid by September 26, 2020. The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).

In September 2020, the Note Agreement with Prudential Investment Management, Inc., its affiliates and managed accounts (“Prudential”) was amended to, among other things, amend the tangible net worth covenant requirement to be reset as of September 26, 2020.

As of September 26, 2020, we had $14.3 million in principal outstanding from the $25.0 million Series A notes issued in May 2015 and $8.7 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 under our Note Agreement.

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

As of September 26, 2020, we were in compliance with all of the financial covenants under the Line of Credit and Note Agreement.

On October 14, 2020, we approved the payment of a $3.00 per share special cash dividend (the “2020 Special Dividend”) to shareholders of record at the close of business November 11, 2020, which will be paid on December 15, 2020. The 2020 Special Dividend will be approximately $11.2 million based on the current number of shares outstanding and is expected to be financed by cash on hand.

On October 14, 2020, the Line of Credit and Note Agreement were amended to, among other things, provide the consent of the lenders under these facilities for the declaration and payment of the 2020 Special Dividend and to amend the fixed charge covenant ratio definition to remove the effect of the 2020 Special Dividend.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales. The Company recognizes royalties as revenue when earned. At the end of each accounting period, estimates of royalty amounts due are made based on the most recent franchisee sales information available. If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted. During the first nine months of 2020, the Company collected $10,200 more than it estimated at December 28, 2019. As of September 26, 2020, the Company’s royalty receivable was $1,737,900.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue over the estimated life of the franchise, beginning when the franchise is opened. Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated condensed balance sheet. As of September 26, 2020, deferred franchise fee revenue was $7,063,300.

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At September 26, 2020, the Company had available a $25.0 million line of credit with CIBC Bank USA. The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (twelve months or less). The Company had no debt outstanding at September 26, 2020 under this line of credit. The Company’s earnings would be affected by changes in these short-term interest rates only in the event that it were to borrow amounts under this facility. With the Company’s borrowings at September 26, 2020, a one percent increase in short-term rates would have no impact on annual pretax earnings. The Company had no interest rate derivatives in place at September 26, 2020.

None of the Company’s cash and cash equivalents at September 26, 2020 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the nine months ended September 26, 2020. During fiscal 2019, less than 7% of the Company’s total revenues and 1% of expenses were denominated in a foreign currency. Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $458,000. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarized the Company’s common stock repurchase during the third quarter of 2020. No shares were purchased during the quarter.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

June 28, 2020 to August 1, 2020	—	$—	—	130,604
August 2, 2020 to August 29, 2020	—	$—	—	130,604
August 30, 2020 to September 26, 2020	—	$—	—	130,604
(1)	The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date. The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 5,000,000 shares, of which 130,604 may still be repurchased.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended September 26, 2020, formatted in Inline XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Shareholders’ Equity (Deficit), (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended September 26, 2020, formatted in Inline XBRL (contained in Exhibit 101).

*Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINMARK CORPORATION

Date: October 20, 2020	By:	/s/ Brett D. Heffes
Brett D. Heffes Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: October 20, 2020	By:	/s/ Anthony D. Ishaug
		Anthony D. Ishaug Executive Vice President Chief Financial Officer and Treasurer (principal financial and accounting officer)