Form 10-K
period 2020-12-26
WINMARK CORP
filed 2021-03-09
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2020, or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $269,123,924.

Shares of no par value Common Stock outstanding as of March 9, 2021: 3,713,762 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 28, 2021 have been incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report

WINMARK CORPORATION AND SUBSIDIARIES

FORWARD LOOKING STATEMENTS OR INFORMATION

The statements contained in this Form 10-K Item 1 “Business”, Item 1A “Risk Factors”, in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Item 8 “Financial Statements and Supplemental Data” that are not strictly historical fact, including without limitation, specific and overall impacts of the COVID-19 pandemic on the Company’s financial condition or results of operations, the Company’s statements relating to growth opportunities, its ability to open new franchises, its ability to manage costs in the future, the number of franchises it believes will open, growth and performance of its lease portfolio, its future cash requirements, its future effective tax rate, allowance for credit losses and its belief that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, as well as its disclosures regarding market rate risk, and other statements in which we use words or phrases such as “will,” “may,” “should,” “could,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “intends,” and similar words are all forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act. Such statements are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements. Additionally, many of these risks and uncertainties are currently elevated by and may or will be elevated by the COVID-19 pandemic. Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions including, but not limited to, the risk factors discussed in Section 1A of this report. You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to revise or update publicly any forward-looking statement for any reason.

Winmark qualifies as a “Smaller Reporting Company” under Item 10(f)(1) of Regulation S-K. Therefore, Winmark has determined to comply with the disclosure requirements applicable to Smaller Reporting Companies in this Annual Report on Form 10-K. Winmark has elected to voluntarily include some disclosures not required by a Smaller Reporting Company.

PART I

ITEM 1:     BUSINESS

COVID-19

COVID-19 has had an unprecedented impact on the retail industry in general, and our franchised retail stores have experienced the resulting imposition of temporary store closures to in-store consumer activities, reduced customer traffic, implementation of new cleaning and safety standards, and pivoting to find new ways to help consumers buy and sell merchandise in our concepts. As a result, our system-wide sales and royalty revenues were impacted as reflected in the tables below.

For further information about COVID-19’s impact to our business, see Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Background

We are a franchisor of five value-oriented retail concepts that buy, sell and trade gently used merchandise. Each of our brands emphasizes consumer value by offering high-quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers’ used goods that have been outgrown or are no longer used. Our concepts also offer a limited amount of new merchandise to customers. For over 30 years, we have offered a sustainable solution for consumers to recycle their gently used clothing, toys, sporting goods and musical instruments. As of December 26, 2020, we had 1,264 franchised stores across the United States and Canada. Over the past 24 months we have continued to enhance our franchise model and have provided our franchisees with the tools and training to expand their operations and evolve towards being a multi-channel retailer.

We operate a middle-market equipment leasing business through our wholly owned subsidiary, Winmark Capital Corporation. Our middle-market leasing business serves large and medium-sized organizations and focuses on technology and business-essential equipment. The businesses we target generally have annual revenue of between $30 million and several billion dollars.

Our significant assets are located within the United States, and we generate all revenues from United States operations other than franchising revenues from Canadian operations of approximately $4.0 million, $4.7 million and $4.4 million for 2020, 2019 and 2018, respectively. For additional financial information, please see Item 6 — Selected Financial Data and Item 8 — Financial Statements and Supplementary Data. We were incorporated in Minnesota in 1988.

Franchise Operations

Our retail brands are summarized as follows:

Plato’s Closet®

We began franchising the Plato’s Closet brand in 1999. Plato’s Closet franchisees buy and sell gently used clothing and accessories geared toward the teenage and young adult market. Customers have the opportunity to sell their used items to Plato’s Closet stores and to purchase quality used clothing and accessories at prices lower than new merchandise.

Once Upon A Child®

We began franchising the Once Upon A Child brand in 1993. Once Upon A Child franchisees buy and sell gently used and, to a lesser extent, new children’s clothing, toys, furniture, equipment and accessories. This brand primarily targets parents of children ages infant to 12 years. These customers have the opportunity to sell their used children’s items to a Once Upon A Child store when outgrown and to purchase quality used children’s clothing, toys, furniture and equipment at prices lower than new merchandise.

Play It Again Sports®

We began franchising the Play It Again Sports brand in 1988. Play It Again Sports franchisees buy, sell, trade and consign gently used and new sporting goods, equipment and accessories for a variety of athletic activities including team sports (baseball/softball, hockey, football, lacrosse, soccer), fitness, ski/snowboard and golf among others. The stores offer a flexible mix of merchandise that is adjusted to adapt to seasonal and regional differences.

Style Encore®

We began franchising the Style Encore brand in 2013. Style Encore franchisees buy and sell gently used women’s apparel, shoes and accessories. Customers have the opportunity to sell their used items to Style Encore stores and to purchase quality used clothing, shoes and accessories at prices lower than new merchandise.

Music Go Round®

We began franchising the Music Go Round brand in 1994. Music Go Round franchisees buy, sell, trade and consign gently used and, to a lesser extent, new musical instruments, speakers, amplifiers, music-related electronics and related accessories.

The following table presents system-wide sales, which we define as estimated revenues generated by all franchise locations through both in-store and e-commerce sales, for each of the past three years.

	System-Wide Sales
	(in millions)
	2018	2019	2020
Plato’s Closet	$488.5	$516.1	$444.1
Once Upon A Child	350.3	376.2	311.5
Play It Again Sports	223.1	227.3	250.4
Style Encore	44.3	48.5	35.8
Music Go Round	33.9	35.2	33.2
	$1,140.1	$1,203.3	$1,075.0

We have developed an e-commerce platform that allows our franchised stores for our Music Go Round, Play It Again Sports and Style Encore brands to market and sell in-store product inventory online. Consumers that visit musicgoround.com, playitagainsports.com or style-encore.com can find all product listed by participating franchised stores in one convenient location. All product listings are available for in-store pickup, and certain products may be available for shipment. Our e-commerce platform assists our stores in marketing, increasing brand awareness, and driving consumers to local stores, which provides further opportunities for our stores to purchase product from consumers. Additionally, our franchisees use other vehicles to drive non-store sales including social media platforms (Facebook and Instagram) as well as third-party marketplaces (including Shopify and eBay).

The following table presents the royalties and franchise fees contributed by our franchised retail brands for each of the past three years and the corresponding percentage of consolidated revenues for each such year:

	Total Royalties and Franchise Fees
	(in millions)			% of Consolidated Revenue
	2018	2019	2020	2018	2019	2020
Plato’s Closet	$21.8	$23.1	$20.2	30.1%	31.6%	30.5%
Once Upon A Child	15.2	16.7	14.1	20.9	22.8	21.4
Play It Again Sports	9.4	9.5	10.4	13.0	12.9	15.8
Style Encore	2.4	2.6	2.0	3.3	3.5	3.0
Music Go Round	1.0	1.1	1.0	1.4	1.5	1.6
	$49.8	$53.0	$47.7	68.7%	72.3%	72.3%

The following table presents a summary of our retail brands franchising activity for the fiscal year ended December 26, 2020:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/28/2019	OPENED	CLOSED	12/26/2020	RENEWAL	RENEWALS	% RENEWED
Plato’s Closet
Franchises - US and Canada	483	5	(3)	485	46	46	100%
Once Upon A Child
Franchises - US and Canada	388	16	(5)	399	28	28	100%
Play It Again Sports
Franchises - US and Canada	280	1	(7)	274	24	23	96%
Style Encore
Franchises - US and Canada	68	4	(3)	69	—	—	N/A
Music Go Round
Franchises - US	37	—	—	37	1	1	100%
Total Franchised Stores	1,256	26	(18)	1,264	99	98	99%

Sustainability

As a leader in the circular economy, we have been at the forefront of the sustainability movement for over 30 years. Our franchise brands offer customers a better way to keep their clothes, sporting goods and music equipment out of the landfills and in use for a fuller, longer product lifespan. In 2020 alone, stores across our five resale brands purchased over 140 million items of clothing, toys, books, musical instruments and sports equipment. Our high-quality franchised stores give consumers an easier way to buy and sell used goods within their local communities without placing demands on wasteful production. In turn, this means less water and energy consumption, giving consumers a powerful way to help cut down on pollution and greenhouse gas emissions.

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

We have developed value-oriented retail brands based on a mix of gently used and, to a lesser extent, new merchandise. We franchise rights to franchisees who open franchised locations under such brands. The key elements of our franchise strategy include:

●	franchising the rights to operate retail stores offering value-oriented merchandise;
●	attracting new, qualified franchisees; and
●	providing initial and continuing support to franchisees.

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

Attracting Franchisees

Our franchise marketing program for retail brands seeks to attract prospective franchisees with experience in management and operations and an interest in being the owner and operator of their own business. We seek franchisees who:

●	have a sufficient net worth;
●	have prior business experience; and
●	intend to be integrally involved with the management of the business.

At December 26, 2020, we had 30 signed retail franchise agreements, of which the majority are expected to open in 2021.

We began franchising in Canada in 1991 and, as of December 26, 2020, had 128 franchised retail stores open in Canada. The Canadian retail stores are operated by franchisees under agreements substantially similar to those used in the United States.

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

Field Support

We provide operations personnel to assist the franchisee in the opening of a new business. We also have an ongoing field support program designed to assist franchisees in operating their retail stores. Our franchise support personnel visit each retail store periodically (in person or virtually) and, in most cases, a business assessment is made to determine whether the franchisee is operating in accordance with our standards. The visit is also designed to assist franchisees with operational issues.

Purchasing

During training each franchisee is taught how to evaluate, purchase and price used goods directly from customers. We have developed specialized computer point-of-sale systems for our brands that provide the franchisee with standardized pricing information to assist in the purchasing of used items.

We provide centralized buying services, which on a limited basis include credit and billing for the Play It Again Sports franchisees. Our Play It Again Sports franchise system uses several major vendors for new product including Nautilus, Wilson Sporting Goods, Champro Sports, Rawlings/Easton, CCM Hockey and Bauer Hockey. The loss of any of the above vendors would change the vendor mix, but not significantly change our products offered.

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

Computerized Point-Of-Sale Systems

We require our retail brand franchisees to use a retail information management computer system in each store, which has evolved with the development of new technology. This computerized point-of-sale system is designed specifically for use in our franchise retail stores. The current system includes our proprietary Data Recycling System software, a dedicated server, two or more work station registers with touch screen monitors, receipt printers, label printers and bar code scanners, together with software modules for inventory management, cash management and customer information management. Our franchisees purchase the computer hardware from us. The Data Recycling System software is designed to accommodate buying of used merchandise. This system provides franchisees with an important management tool that reduces errors, increases efficiencies and enhances inventory control. We provide point-of-sale system support through our Computer Support Center located at our Company headquarters.

The Retail Franchise Agreement

We enter into franchise agreements with our franchisees. The following is a summary of certain key provisions of our current standard retail brand franchise agreement. Except as noted, the franchise agreements used for each of our retail brands are generally the same.

Each franchisee must execute our franchise agreement and pay an initial franchise fee. At December 26, 2020, the franchise fee for all brands was $25,000 for an initial store in the U.S. and $32,500CAD for an initial store in Canada. Once a franchisee opens its initial store, it can open additional stores, in any brand, by paying a $15,000 franchise fee for a store in the U.S. and $19,500CAD for a store in Canada, provided an acceptable territory is available and the franchisee meets the brand’s additional store standards. The franchise fee for our initial retail store and additional retail store in Canada is based upon the exchange rate applied to the United States franchise fee on the last business day of the preceding fiscal year. The franchise fee in March 2021 for an initial retail store in Canada will be $32,000CAD, and an additional retail store in Canada will be $19,200CAD. Typically, the franchisee’s initial store is open for business approximately 12 months from the date the franchise agreement is signed. The franchise agreement has an initial term of 10 years, with subsequent 10-year renewal periods, and grants the franchisee an exclusive geographic area, which will vary in size depending upon population, demographics and other factors. Under current franchise agreements, franchisees of the respective brands are required to pay us weekly continuing fees (royalties) equal to the percentage of gross sales outlined in their Franchise Agreements, generally ranging from 4% to 5% for all of our brands.

Each Franchisee is currently required to pay us an annual marketing fee of $1,500, and is required to spend 5% of its gross sales for advertising and promoting its franchised store. We have the option to increase the minimum advertising expenditure requirement from 5% to 6% of the franchisee’s gross sales, of which up to 2% would be paid to us as an advertising fee for deposit into an advertising fund. This fund, if initiated, would be managed by us and would be used for advertising and promotion of the franchise system.

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

Retail Franchising Competition

Retailing, including the sale of teenage, children’s and women’s apparel, sporting goods and musical instruments, is highly competitive. Many retailers have substantially greater financial and other resources than we do. Our franchisees compete with established, locally owned retail stores, discount chains and traditional retail stores for sales of new merchandise. Full line retailers generally carry little or no used merchandise. Resale, thrift and consignment shops and garage and rummage sales offer competition to our franchisees for the sale of used merchandise. Also, our franchisees increasingly compete with online used and new goods marketplaces such as eBay, craigslist, Poshmark, thredUP, The RealReal, Amazon and many others.

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

During the past three years, our leasing operations have experienced a decrease in purchases of equipment for lease customers and a corresponding decrease in the size of the leasing portfolio. Purchases of equipment decreased from $25.4 million in 2017 to $4.1 million in 2020, and the leasing portfolio decreased from $41.3 million at the end of 2017 to $13.3 million at the end of 2020. Operating income from the leasing segment has decreased over this same period, from $9.3 million in 2017 to $8.3 million in 2020. The lower level of equipment purchases and decrease in the size of the leasing portfolio have been a direct result of a decrease in the number of our customers installing leased equipment. We continue to explore ways to grow leased assets and add new customers to our leasing portfolio; however, continued low levels of equipment purchases for lease customers and decreases in the size of our portfolio will impact the long-term operating income of our leasing segment.

Winmark Capital Corporation

We operate a middle-market leasing business through Winmark Capital Corporation, a wholly owned subsidiary that we incorporated in April 2004. Winmark Capital Corporation is engaged in the business of providing non-cancelable leases for high-technology and business-essential assets to both larger organizations and smaller, growing companies. We target businesses with annual revenue between $30 million and several billion dollars. We focus on transactions that have terms from two to three years. Such transactions are generally larger than $250,000 and include high-technology equipment and/or business essential equipment, including computers, telecommunications equipment, storage systems, network equipment and other business-essential equipment. The leases are retained in our portfolio to accommodate equipment additions and upgrades to meet customers’ changing needs.

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

Business Strategy

Our business strategy allows us to differentiate ourselves from our competitors in the leasing industry. Key elements of this strategy include:

●	Relationship Focus. We maintain a focused, long-term, customer-service approach to our business.
●	Full Service. We can service the equipment leasing needs of both large organizations as well as smaller, growing companies.
●	Asset Ownership. We differentiate ourselves with our commitment to retain ownership of our leases throughout the lease term.

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

●	return the equipment to us;
●	renew the lease for an additional term; or
●	purchase the equipment.

If the equipment is returned to us, it will typically be sold into the secondary-user marketplace.

Wirth Business Credit, Inc.

We operated a small-ticket financing business through Wirth Business Credit, Inc., a wholly owned subsidiary, from 2004 to 2020. In August 2020, we made the decision to no longer originate financing transactions in the business, and we sold the remaining lease portfolio at the end of November 2020 for its approximate carrying value of $0.7 million.

The operations of Wirth Business Credit were not part of our core strategy and were not material to the financial results of our leasing segment during the past three years.

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

We do not currently incur any material costs or effects of compliance with the environmental laws (federal, state and local).

Trademarks and Service Marks

Plato’s Closet®, Once Upon A Child®, Play It Again Sports®, Style Encore®, Music Go Round®, Winmark®, and Winmark Capital®, among others, are our registered service marks. These marks are of considerable value to our business. We intend to protect our service marks by appropriate legal action where and when necessary. Each service mark registration must be renewed every 10 years. We have taken, and intend to continue to take, all steps necessary to renew the registration of all our material service marks.

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

Employees

As of December 26, 2020, we employed 90 employees.

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

The outbreak of COVID-19 and any preventive or protective actions taken by governmental authorities have had and are expected to continue to have a material adverse effect on our operations and those of our franchisees and leasing customers, including forced or voluntary store closures, business shutdowns or disruptions. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the effectiveness of actions taken globally, nationally and locally to contain or mitigate its effects. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse effects to our business due to any resulting economic recession or depression. Additionally, concerns over the economic affect of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact the market value of our common stock and our ability to access capital markets and debt capital. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this Annual Report.

We are dependent on franchise renewals.

Each of our franchise agreements is 10 years long. At the end of the term of each franchise agreement, each franchisee may, if certain conditions are met, “renew” the franchise relationship by signing a new 10-year franchise agreement. As of December 26, 2020 each of our five franchised retail brands have the following number of franchise agreements that will expire over the next three years:

	2021	2022	2023
Plato’s Closet	56	55	66
Once Upon A Child	17	31	54
Play It Again Sports	42	57	38
Music Go Round	1	—	6
Style Encore	—	—	20
	116	143	184

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

We may incur concentration of credit risk in our lease portfolio. As of December 26, 2020, leased assets with one customer represented approximately 18% of our total net investment in leases.

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

In an economic slowdown or recession, our equipment leasing businesses may face an increase in delinquent payments, lease defaults and credit losses. The volume of leasing business for our new and existing customers may decline, as well as the credit quality of our customers. Because we extend credit to many emerging and leveraged companies through our subsidiary Winmark Capital Corporation, our customers may be particularly susceptible to economic slowdowns or recessions. Any protracted economic slowdowns or recessions may make it difficult for us to maintain the volume of lease originations for new and existing customers, and may deteriorate the credit quality of new leases. Any of these events may slow the growth of our leasing portfolio and impact the profitability of our leasing operations.

If we are unable to add new leasing customers and grow leased assets, our leasing portfolio will decrease in size and our leasing income will be impacted.

In our leasing business, our ability to grow and maintain our leasing portfolio is dependent upon successfully adding new leasing customers and sustaining leased equipment purchases for existing customers. In the past few years our leasing portfolio has materially declined. If we are unable to effectively accomplish these undertakings, our leasing portfolio will continue to decrease and the operating income of our leasing segment will continue to decline.

We are subject to restrictions in our line of credit and note facilities. Additionally, we are subject to counter party risk in our line of credit facility.

The terms of our line of credit and note facility impose certain operating and financial restrictions on us and require us to meet certain financial tests including tests related to minimum levels of debt service coverage and tangible net worth and maximum levels of leverage. As of December 26, 2020, we were in compliance with all of our financial covenants under these facilities; however, failure to comply with these covenants in the future may result in default under one or both of these sources of capital and could result in acceleration of the related indebtedness. Any such acceleration of indebtedness would have an adverse impact on our business activities and financial condition.

Sustained credit market deterioration could jeopardize the counterparty obligations of the bank participating in our line of credit facility, which could have an adverse impact on our business if we are not able to replace such credit facility or find other sources of liquidity on acceptable terms.

We have indebtedness.

We have existing indebtedness in the form of term notes payable (see Note 6 — “Debt”). We expect to generate the cash necessary to pay our expenses, finance our leasing business and to pay the principal and interest on all of our outstanding debt from cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate. Our ability to pay our expenses, finance our leasing business and meet our debt service obligations depends on our future performance, which may be affected by financial, business, economic, and other factors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all. Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase our cost of capital.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 2:     PROPERTIES

We lease 41,016 square feet at our headquarters facility in Minneapolis, Minnesota. We are obligated to pay rent monthly under the lease, and will pay an average of $808,000 annually over the remaining term that expires in 2029. We are also obligated to pay estimated taxes and operating expenses as described in the lease, which change annually. The total rentals, taxes and operating expenses paid may increase if we exercise any of our rights to acquire additional space described in the lease. Our facilities are sufficient to meet our current and immediate future needs.

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

At March 8, 2021, there were approximately 55 shareholders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

September 27, 2020 to October 31, 2020	—	$—	—	130,604
November 1, 2020 to November 28, 2020	—	$—	—	130,604
November 29, 2020 to December 26, 2020	—	$—	—	130,604
(1)	The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date. The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 5,000,000 shares, of which 130,604 may still be repurchased.

ITEM 6:     SELECTED FINANCIAL DATA

The following table sets forth selected financial information for the periods indicated. The information should be read in conjunction with the consolidated financial statements and related notes discussed in Items 8 and 15, and Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed in Item 7.

	Fiscal Year Ended
	(in thousands except per share data)
	December 26,		December 28,		December 29,		December 30,		December 31,
	2020		2019		2018		2017		2016
Revenue:
Royalties	$46,286		$51,422		$48,225		$45,644		$43,995
Leasing income	14,484		16,056		18,176		18,470		17,283
Merchandise sales	2,215		2,619		2,903		2,572		2,217
Franchise fees	1,445		1,541		1,580		1,541		1,564
Other	1,632		1,661		1,627		1,530		1,460
Total revenue	66,062		73,299		72,511		69,757		66,519
Cost of merchandise sold	2,104		2,470		2,741		2,433		2,101
Leasing expense	2,623		2,031		1,929		3,269		2,324
Provision for credit losses	(79)		(78)		39		9		18
Selling, general and administrative expenses	21,203		25,745		26,038		25,241		23,867
Income from operations	40,211		43,131		41,764		38,805		38,209
Interest expense	(1,737)		(1,731)		(2,448)		(2,366)		(2,343)
Interest and other income (expense)	43		67		(33)		13		(12)
Income before income taxes	38,517		41,467		39,283		36,452		35,854
Provision for income taxes	(8,694)		(9,318)		(9,158)		(11,871)		(13,706)
Net income	$29,823		$32,149		$30,125		$24,581		$22,148

Earnings per common share - diluted	$7.72		$7.84		$7.26		$5.66		$5.11
Weighted average shares outstanding - diluted	3,863		4,101		4,150		4,330		4,330
Cash dividends per common share	$3.80		$0.90		$0.56		$0.43		$0.37
Balance Sheet Data:
Working capital (1)	$6,893		$29,270		$11,768		$12,020		$15,436
Total assets (1)	31,343		61,842		46,663		48,842		48,582
Total debt	21,938		25,688		28,938		67,588		45,400
Shareholders’ equity (deficit)	(11,379)		12,448		(4,809)		35,714		(7,852)
Selected Financial Ratios:
Return on average assets (1)	64.0%		59.3%		63.1%		50.5%		46.1%
Return on average equity	N/A	%	N/A	%	N/A	%	N/A	%	N/A	%

(1)	We adopted a new lease accounting standard on December 30, 2018 that resulted in balance sheet recognition of operating lease liabilities and right-of-use assets; financial information for years before 2019 has not been adjusted to reflect the new standard.

ITEM 7:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements and should be read in conjunction with those consolidated financial statements. This section of this 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-date comparisons between 2019 and 2018 that are not included in this Form 10-K, can be found in ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

COVID-19 Pandemic

The emergence of the coronavirus (COVID-19) around the world, and particularly in the United States and Canada, presents significant risks to the Company, not all of which the Company is able to fully evaluate or even foresee at the current time. The COVID-19 pandemic adversely affected the Company’s financial results and business operations in the Company’s fiscal year ended December 26, 2020, as noted below, and economic and health conditions in the United States and across most of the globe have continued to change throughout the year. Notably, a substantial number of the Company’s franchised store locations were temporarily closed to in-store consumer activities for a portion of 2020. Such temporary store closings may reoccur and customer traffic at those locations operational may continue to be reduced and may not return to historical levels in the near term depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or the re-imposition of restrictions that have been imposed to date, and numerous other uncertainties. The resulting economic disruption could also affect our ability to generate leasing revenue from new and existing leasing customers through reduced equipment leases and possible increases in defaults by existing leasing customers.

The COVID-19 pandemic has affected the Company’s operations in 2020, and may continue to do so indefinitely thereafter. All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, its franchisees and leasing customers, customer and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

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

Overview

As of December 26, 2020, we had 1,264 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands and had a leasing portfolio of $13.3 million. Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees. During 2020, our royalties decreased $5.1 million or 10.0% compared to 2019, due to reduced franchisee retail sales resulting from the COVID-19 pandemic.

Leasing income net of leasing expense in 2020 was $11.9 million compared to $14.0 million in 2019. Fluctuations in period-to-period leasing income and leasing expense can result from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing. For this reason, we believe that more meaningful levels of leasing activity are the medium- to long-term trend in the purchases of equipment for lease customers and the size of the leasing portfolio. During 2020, we purchased $4.1 million in equipment for lease customers compared to $9.0 million in 2019 and $23.1 million in 2018. Our leasing portfolio (net investment in leases — current and long-term) was $13.3 million at December 26, 2020 compared to $25.3 million at December 28, 2019 and $39.0 million at December 29, 2018. The lower equipment purchases and the decrease in the size of the leasing portfolio were a direct result of a decrease in the number of our customers installing leased equipment. We continue to explore ways to grow leased assets and add new customers to our leasing portfolio; however, continued low levels of equipment purchases for lease customers and decreases in the size of our portfolio will impact the long-term operating income of our leasing segment.

Management continually monitors the level and timing of selling, general and administrative expenses. The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees. During 2020, selling, general and administrative expense decreased $4.5 million, or 17.6%, compared to the same period last year.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals. The following is a summary of our franchising activity for the fiscal year ended December 26, 2020:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/28/2019	OPENED	CLOSED	12/26/2020	RENEWAL	RENEWALS	% RENEWED
Plato’s Closet
Franchises - US and Canada	483	5	(3)	485	46	46	100%
Once Upon A Child
Franchises - US and Canada	388	16	(5)	399	28	28	100%
Play It Again Sports
Franchises - US and Canada	280	1	(7)	274	24	23	96%
Style Encore
Franchises - US and Canada	68	4	(3)	69	—	—	N/A
Music Go Round
Franchises - US	37	-	-	37	1	1	100%
Total Franchised Stores	1,256	26	(18)	1,264	99	98	99%

Renewal activity is a key focus area for management. Our franchisees sign 10-year agreements with us. The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties. In 2020, we renewed 99% of franchise agreements up for renewal. This percentage of renewal has ranged between 98% and 100% during the last three years.

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

Results of Operations

The following table sets forth selected information from our Consolidated Statements of Operations expressed as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Fiscal Year Ended		Fiscal 2020
	December 26,	December 28,	over (under)
	2020	2019	2019
Revenue:
Royalties	70.0%	70.1%	(10.0)%
Leasing income	21.9	21.9	(9.8)
Merchandise sales	3.4	3.6	(15.4)
Franchise fees	2.2	2.1	(6.3)
Other	2.5	2.3	(1.8)
Total revenue	100.0	100.0	(9.9)

Cost of merchandise sold	(3.2)	(3.4)	(14.8)
Leasing expense	(4.0)	(2.8)	29.1
Provision for credit losses	0.1	0.1	(1.3)
Selling, general and administrative expenses	(32.1)	(35.1)	(17.6)
Income from operations	60.8	58.8	(6.8)
Interest expense	(2.6)	(2.4)	0.4
Interest and other income (expense)	0.1	0.1	(35.6)
Income before income taxes	58.3	56.5	(7.1)
Provision for income taxes	(13.2)	(12.7)	(6.7)
Net income	45.1%	43.8%	(7.2)%

Revenue

Revenues for the year ended December 26, 2020 totaled $66.1 million compared to $73.3 million in 2019.

Royalties and Franchise Fees

Royalties decreased to $46.3 million for 2020 from $51.4 million for the same period in 2019, a 10.0% decrease. The decrease is due to lower franchisee retail sales in 2020 compared to 2019. Lower franchisee retail sales were directly attributable to the temporary store closings and reduced customer traffic resulting from the COVID-19 pandemic.

Franchise fees of $1.4 million for 2020 were comparable to $1.5 million for 2019. Franchise fees include initial franchise fees from the sale of new franchises and transfer fees related to the transfer of existing franchises. Franchise fee revenue is recognized over the estimated life of the franchise, beginning when the franchise opens. An overview of retail brand franchise fees is presented in the Franchising subsection of the Business section (Item 1).

Leasing Income

Leasing income decreased to $14.5 million in 2020 compared to $16.1 million for the same period in 2019. The decrease is primarily due to lower levels of interest income from the smaller lease portfolio, partially offset by a higher level of equipment sales to customers, when compared to last year.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales decreased to $2.2 million in 2020 from $2.6 million in 2019. The decrease is primarily due to a decrease in technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold decreased to $2.1 million in 2020 from $2.5 million in 2019. The decrease was due to a decrease in Direct Franchisee Sales in 2020 discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for 2020 and 2019 was 95.0% and 94.3%, respectively.

Leasing Expense

Leasing expense increased to $2.6 million in 2020 compared to $2.0 million in 2019. The increase was due to an increase in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was ($79,300) in 2020 compared to ($78,300) in 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 17.6% to $21.2 million in 2020 from $25.7 million in 2019. The decrease was primarily due to a decrease in compensation related expenses inclusive of those related to organizational changes made in 2019, as well as decreases in conference and travel expenses due to the COVID-19 pandemic.

Interest Expense

Interest expense of $1.7 million in 2020 was comparable to $1.7 million in 2019.

Income Taxes

The provision for income taxes was calculated at an effective rate of 22.6% and 22.5% for 2020 and 2019, respectively.

Segment Comparison of Fiscal Years 2020 and 2019

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

	Year Ended
	December 26, 2020	December 28, 2019
Revenue:
Franchising	$51,577,800	$57,243,100
Leasing	14,484,000	16,055,800
Total revenue	$66,061,800	$73,298,900

Reconciliation to income from operations:
Franchising segment contribution	$31,880,200	$35,169,900
Leasing segment contribution	8,331,300	7,961,200
Total income from operations	$40,211,500	$43,131,100

Revenues are all generated from United States operations other than franchising revenue from Canadian operations of $4.0 million and $4.7 million in each of fiscal 2020 and 2019, respectively.

Franchising Segment Operating Income

The franchising segment’s 2020 operating income decreased by $3.3 million, or 9.4%, to $31.9 million from $35.2 million for 2019. The decrease in segment contribution was primarily due to decreased royalty revenues, partially offset by a decrease in selling, general and administrative expenses.

Leasing Segment Operating Income

The leasing segment’s operating income for 2020 increased by $0.3 million, or 4.6%, to $8.3 million from $8.0 million for 2019. The increase in segment contribution was primarily due to a decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings. The components of the Consolidated Statements of Operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.

We ended 2020 with $6.7 million in cash, cash equivalents and restricted cash compared to $25.2 million in cash, cash equivalents and restricted cash at the end of 2019.

Operating activities provided $43.2 million of cash during 2020 compared to $50.6 million provided during 2019. The decrease in cash provided by operating activities in 2020 compared to 2019 was primarily due to decreases in principal collections on lease receivables and net income.

Investing activities used $4.2 million of cash during 2020 compared to $9.2 million used during 2019. Our most significant investing activities consist of the purchase of equipment for lease contracts as our franchising business is not capital intensive. Purchase of equipment for lease customers in 2020 was $4.1 million compared to $9.0 million in 2019.

Financing activities used $57.6 million of cash during 2020 compared to $18.9 million used during 2019. Our most significant financing activities over the past two years have consisted of net borrowings/payments on our debt facilities, the payment of dividends, repurchase of common stock, and net proceeds received from the exercise of stock options and discounted lease rentals. During 2019, we paid $3.4 million in cash dividends, used $24.0 million to purchase 150,000 shares of our common stock in a tender offer (the “2019 Tender Offer”) and made net payments on our Line of Credit and notes payable of $3.3 million; partially offset by $10.9 million of proceeds from the exercise of stock options and $0.9 million in proceeds received from discounted lease rentals. During 2020, we used $49.0 million to purchase 300,000 shares of our common stock in a tender offer (the “2020 Tender Offer”), paid $14.2 million in cash dividends (including a $3.00 per share special cash dividend; the “2020 Special Dividend”) and made net payments on our line of credit and notes payable of $3.8 million; partially offset by $8.3 million of proceeds from exercise of stock options and $1.2 million in proceeds received from discounted lease rentals. (See Note 5 — “Shareholders’ Equity (Deficit)” and Note 6 — “Debt”).

We have debt obligations and future operating lease commitments for our corporate headquarters and satellite office space. As of December 26, 2020, we had no other material outstanding commitments. (See Note 12 — “Commitments and Contingencies”). The following table summarizes our significant future contractual obligations at December 26, 2020:

	Payments due by period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Contractual Obligations
Line of Credit(2)	$—	$—	$—	$—	$—
Notes Payable(1)(2)	25,207,000	5,337,000	9,987,800	7,583,100	2,299,100
Operating Lease Obligations	7,274,000	724,900	1,506,200	1,590,300	3,452,600
Total Contractual Obligations	$32,481,000	$6,061,900	$11,494,000	$9,173,400	$5,751,700
(1)	Includes interest payable quarterly at rates ranging from 5.10% to 5.50% assuming principal payments in accordance with amortizing schedules.
(2)	Refer to Part II, Item 8 in this report under Note 6 — “Debt” for additional information regarding long-term debt.

During 2020, our Line of Credit with CIBC Bank USA (formerly known as the PrivateBank and Trust Company) and BMO Harris Bank N.A. was amended to, among other things:

●	Decrease the aggregate commitments from $40.0 million to $25.0 million;
●	Remove BMO Harris Bank N.A. as a lender under the Credit Agreement;
●	Extend the termination date from July 19, 2021 to August 31, 2024;
●	Amend the tangible net worth covenant requirement to be reset as of September 26, 2020;
●	Permit us to issue up to $25.0 million in additional term notes to one or more affiliates or managed accounts of Prudential;
●	Provide the consent of CIBC Bank USA for the 2020 Special Dividend;
●	Amend the fixed charge coverage ratio definition to remove the effect of the 2020 Special Dividend.

The Line of Credit has been and will continue to be used for general corporate purposes. During 2020 and 2019, the Line of Credit was used to finance in part the 2020 and 2019 Tender Offer. During 2020, in response to uncertainty resulting from the COVID-19 outbreak, we drew additional amount on the Line of Credit to increase our cash balances. All amounts drawn on the Line of Credit during 2020 were repaid by December 26, 2020.

The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit). As of December 26, 2020, our borrowing availability under our Line of Credit was $25.0 million (the lesser of the borrowing base or the aggregate Line of Credit). There were no borrowings outstanding under the line of credit leaving $25.0 million available for additional borrowings.

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

We have a Note Agreement (the “Note Agreement”) with Prudential Investment Management, Inc., its affiliates and managed accounts (“Prudential”) that was entered into in May 2015. As of December 26, 2020, the aggregate principal outstanding under the Note Agreement was $21.9 million, consisting of $13.5 million from the $25.0 million Series A notes issued in May 2015 and $8.4 million from the $12.5 million Series B notes issued in August 2017.

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

During 2020, the Note Agreement was amended to, among other things, amend the tangible net worth coverage requirement to be reset as of September 26, 2020, to provide the consent of Prudential for the declaration and payment of the 2020 Special Dividend and to amend the fixed charge covenant ratio definition to remove the effect of the 2020 Special Dividend.

Our obligations under the Note Agreement are secured by a lien against substantially all of our assets, and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and tangible net worth and maximum levels of leverage (all as defined within the Note Agreement).

As of December 26, 2020, we were in compliance with all of the financial covenants under the Line of Credit and Note Agreement.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales. The Company recognizes royalties as revenue when earned. At the end of each accounting period, estimates of royalty amounts due are made based on the most recent franchisee sales information available. If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted. During 2020, the Company collected $10,200 more than it estimated at December 28, 2019. As of December 26, 2020, the Company’s royalty receivable was $1,518,000.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue over the estimated life of the franchise, beginning when the franchise is opened. Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet. As of December 26, 2020, deferred franchise fee revenue was $6,823,100.

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

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies — Recently Issued Accounting Pronouncements.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incurs financial markets risk in the form of interest rate risk. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At December 26, 2020, the Company had available a $25.0 million line of credit with CIBC Bank USA. The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (twelve months or less). The Company had no debt outstanding at December 26, 2020 under this line of credit. The Company’s earnings would be affected by changes in short-term interest rates only in the event that it were to borrow amounts under this facility. With the Company’s borrowings at December 26, 2020, a one percent increase in short-term rates would have no impact on annual pretax earnings. The Company had no interest rate derivatives in place at December 26, 2020.

None of the Company’s cash and cash equivalents at December 26, 2020 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the year ended December 26, 2020, as less than 7% of the Company’s total revenues and 1% of expenses were denominated in a foreign currency. Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $388,000. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Winmark Corporation and Subsidiaries

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 26, 2020	December 28, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$6,659,000	$25,130,300
Restricted cash	25,000	50,000
Receivables, less allowance for doubtful accounts of $800 and $1,900	1,581,900	1,669,500
Net investment in leases - current	8,687,500	12,800,100
Income tax receivable	221,200	497,900
Inventories	106,600	86,000
Prepaid expenses	995,200	968,100
Total current assets	18,276,400	41,201,900
Net investment in leases — long-term	4,573,600	12,505,500
Property and equipment:
Furniture and equipment	3,575,800	3,910,900
Building and building improvements	2,952,100	2,955,100
Less - accumulated depreciation and amortization	(4,195,100)	(4,093,400)
Property and equipment, net	2,332,800	2,772,600
Operating lease right of use asset	3,226,300	3,595,200
Goodwill	607,500	607,500
Other assets	435,900	492,500
Deferred income taxes	1,890,700	667,000
	$31,343,200	$61,842,200

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $13,900 and $13,900	$4,236,100	$3,736,100
Accounts payable	1,769,600	1,015,000
Accrued liabilities	2,624,000	2,783,100
Discounted lease rentals	1,096,600	2,680,700
Deferred revenue	1,657,400	1,717,000
Total current liabilities	11,383,700	11,931,900
Long-term Liabilities:
Notes payable, net of unamortized debt issuance costs of $54,800 and $68,700	17,632,700	21,868,800
Discounted lease rentals	574,000	836,900
Deferred revenue	7,050,900	7,858,500
Operating lease liabilities	5,307,400	5,846,100
Other liabilities	773,200	1,051,700
Total long-term liabilities	31,338,200	37,462,000
Commitments and Contingencies	—	—
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,756,028 and 3,947,858 shares issued and outstanding	9,281,800	11,929,300
Retained earnings (accumulated deficit)	(20,660,500)	519,000
Total shareholders' equity (deficit)	(11,378,700)	12,448,300
	$31,343,200	$61,842,200

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Revenue:
Royalties	$46,286,200	$51,421,800	$48,224,500
Leasing income	14,484,000	16,055,800	18,176,500
Merchandise sales	2,215,400	2,618,800	2,903,100
Franchise fees	1,444,500	1,540,900	1,580,300
Other	1,631,700	1,661,600	1,626,700
Total revenue	66,061,800	73,298,900	72,511,100
Cost of merchandise sold	2,103,900	2,469,700	2,741,100
Leasing expense	2,622,600	2,031,100	1,929,300
Provision for credit losses	(79,300)	(78,300)	38,600
Selling, general and administrative expenses	21,203,100	25,745,300	26,038,300
Income from operations	40,211,500	43,131,100	41,763,800
Interest expense	(1,737,500)	(1,731,100)	(2,447,500)
Interest and other income (expense)	43,400	67,400	(33,200)
Income before income taxes	38,517,400	41,467,400	39,283,100
Provision for income taxes	(8,694,100)	(9,318,100)	(9,157,600)
Net income	$29,823,300	$32,149,300	$30,125,500
Earnings per share - basic	$8.02	$8.37	$7.77
Earnings per share - diluted	$7.72	$7.84	$7.26
Weighted average shares outstanding - basic	3,719,485	3,840,638	3,874,757
Weighted average shares outstanding - diluted	3,863,264	4,100,629	4,149,779

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

Fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 30, 2017	3,843,078	$1,476,200	$(37,189,700)	$(35,713,500)
Repurchase of common stock	(12,384)	(1,846,400)		(1,846,400)
Stock options exercised	76,992	2,819,700	—	2,819,700
Compensation expense relating to stock options	—	1,976,100	—	1,976,100
Cash dividends	—	—	(2,169,900)	(2,169,900)
Comprehensive income (Net income)	—	—	30,125,500	30,125,500
BALANCE, December 29, 2018	3,907,686	4,425,600	(9,234,100)	(4,808,500)
Repurchase of common stock	(150,000)	(5,081,000)	(18,947,100)	(24,028,100)
Stock options exercised	190,172	10,918,300	—	10,918,300
Compensation expense relating to stock options	—	1,666,400	—	1,666,400
Cash dividends	—	—	(3,449,100)	(3,449,100)
Comprehensive income (Net income)	—	—	32,149,300	32,149,300
BALANCE, December 28, 2019	3,947,858	11,929,300	519,000	12,448,300
Repurchase of common stock	(300,000)	(12,215,500)	(36,772,000)	(48,987,500)
Stock options exercised	108,170	8,252,800	—	8,252,800
Compensation expense relating to stock options	—	1,315,200	—	1,315,200
Cash dividends	—	—	(14,230,800)	(14,230,800)
Comprehensive income (Net income)	—	—	29,823,300	29,823,300
BALANCE, December 26, 2020	3,756,028	$9,281,800	$(20,660,500)	$(11,378,700)

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
OPERATING ACTIVITIES:
Net income	$29,823,300	$32,149,300	$30,125,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	484,700	400,100	314,100
Provision for credit losses	(79,300)	(78,300)	38,600
Compensation expense related to stock options	1,315,200	1,666,400	1,976,100
Deferred income taxes	(1,223,700)	(1,815,300)	827,800
Loss from disposal of property and equipment	200	1,900	—
Deferred initial direct costs	(18,300)	(92,600)	(1,367,800)
Amortization of deferred initial direct costs	105,900	550,000	1,048,500
Operating lease right of use asset amortization	368,900	345,400	—
Tax benefits on exercised stock options	872,900	1,218,900	403,800
Change in operating assets and liabilities:
Receivables	87,600	(116,400)	242,900
Principal collections on lease receivables	14,829,200	19,421,400	—
Income tax receivable/payable	(596,200)	(1,151,300)	1,192,500
Inventories	(20,600)	21,600	(10,500)
Prepaid expenses	(27,100)	(66,500)	—
Other assets	56,600	(9,900)	(132,200)
Accounts payable	754,600	(336,800)	(721,200)
Accrued and other liabilities	(691,400)	(661,600)	1,490,000
Rents received in advance and security deposits	(1,954,000)	(197,300)	(358,200)
Deferred revenue	(867,200)	(601,800)	(132,900)
Net cash provided by operating activities	43,221,300	50,647,200	34,937,000
INVESTING ACTIVITIES:
Purchase of property and equipment	(45,100)	(169,400)	(693,500)
Purchase of equipment for lease contracts	(4,114,000)	(9,009,000)	(23,104,800)
Principal collections on lease receivables	—	—	24,252,200
Net cash provided by (used for) investing activities	(4,159,100)	(9,178,400)	453,900
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	46,600,000	18,800,000	7,300,000
Payments on line of credit	(46,600,000)	(18,800,000)	(42,700,000)
Payments on notes payable	(3,750,000)	(3,250,000)	(3,250,000)
Repurchases of common stock	(48,987,500)	(24,028,100)	(1,846,400)
Proceeds from exercises of stock options	8,252,800	10,918,300	2,819,700
Dividends paid	(14,230,800)	(3,449,100)	(2,169,900)
Proceeds from discounted lease rentals	1,157,000	944,400	5,868,500
Net cash used for financing activities	(57,558,500)	(18,864,500)	(33,978,100)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(18,496,300)	22,604,300	1,412,800
Cash, cash equivalents and restricted cash, beginning of period	25,180,300	2,576,000	1,163,200
Cash, cash equivalents and restricted cash, end of period	$6,684,000	$25,180,300	$2,576,000
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,738,400	$1,705,600	$2,497,000
Cash paid for income taxes	$9,552,500	$11,122,300	$6,727,600
Non-cash landlord leasehold improvements	$—	$2,139,000	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the same amounts shown above:
	Fiscal Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Cash and cash equivalents	$6,659,000	$25,130,300	$2,496,000
Restricted cash	25,000	50,000	80,000
Total cash, cash equivalents and restricted cash	$6,684,000	$25,180,300	$2,576,000

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2020, December 28, 2019 and December 29, 2018

1.     Organization and Business:

Winmark Corporation and subsidiaries (the Company) offers licenses to operate franchises using the service marks Plato’s Closet®, Once Upon A Child®, Play It Again Sports®, Style Encore® and Music Go Round®. In addition, the Company sells point-of-sale system hardware to its franchisees and certain merchandise to its Play It Again Sports franchisees. The Company also operates a middle market equipment leasing businesses under the Winmark Capital® mark and operated a small-ticket financing business under the Wirth Business Credit® mark until November 2020. The Company has a 52/53-week fiscal year that ends on the last Saturday in December. Fiscal years 2020, 2019 and 2018 were 52-week fiscal years.

2.     Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Winmark Capital Corporation, Wirth Business Credit, Inc. and Grow Biz Games, Inc. All material inter-company transactions have been eliminated in consolidation.

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. Cash equivalents are stated at cost, which approximates fair value. As of December 26, 2020 and December 28, 2019, the Company had $77,100 and $56,500 of cash located in Canadian banks. The Company holds its cash and cash equivalents with financial institutions and at times, such balances may be in excess of insurance limits.

Receivables

The Company provides an allowance for doubtful accounts on trade receivables. The allowance for doubtful accounts was $800 and $1,900 at December 26, 2020 and December 28, 2019, respectively. If receivables in excess of the provided allowance are determined uncollectible, they are charged to expense in the year the determination is made. Trade receivables are written off when they become uncollectible (which generally occurs when the franchise terminates and there is no reasonable expectation of collection), and payments subsequently received on such receivable are credited to the allowance for doubtful accounts. Historically, receivables balances written off have not exceeded allowances provided.

Restricted Cash

The Company is required by certain states to maintain initial franchise fees in a restricted bank account until the franchise opens. The use of these funds by the Company is restricted until the franchise opens. Cash held in escrow totaled $25,000 and $50,000 at December 26, 2020 and December 28, 2019, respectively.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2020, December 28, 2019 and December 29, 2018

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

Initial Direct Costs

The Company defers initial direct costs incurred to originate its leases in accordance with applicable accounting guidance. The initial direct costs deferred are part of the investment in leasing operations and are amortized using the effective interest method. Initial direct costs include commissions and other incremental costs related to originating a lease.

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

Inventories

The Company values its inventories at the lower of cost, as determined by the weighted average cost method, and net realizable values. Inventory consists of computer hardware and related accessories.

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

December 26, 2020, December 28, 2019 and December 29, 2018

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

Goodwill

The Company reviews its goodwill for impairment at its fiscal year end or whenever events or changes in circumstances indicate that there has been impairment in the value of its goodwill. No impairment was noted during fiscal years ended 2020, 2019 and 2018. Goodwill of $607,500 in the consolidated balance sheets at December 26, 2020 and December 28, 2019 is all attributable to the Franchising segment.

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

Advertising

Advertising costs are charged to operating expenses as incurred. Advertising costs were $273,900, $402,700 and $423,400 for fiscal years 2020, 2019 and 2018, respectively.

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

Revenue Recognition – Franchising

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2020, December 28, 2019 and December 29, 2018

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

Franchise Fees

The Company collects initial franchise fees when franchise agreements are signed. The Company recognizes franchise fee revenue over the estimated life of the franchise, beginning with the opening of the franchise, which is when the Company has performed substantially all initial services required by the franchise agreement and the franchisee benefits from the rights afforded by the franchise agreement. The Company had deferred franchise fee revenue of $6,823,100 and $7,623,800 at December 26, 2020 and December 28, 2019, respectively.

Marketing Fees

Marketing fee revenue is included in the Revenue: Other line of the Consolidated Statements of Operations. The Company bills and collects annual marketing fees from its franchisees at various times throughout the year. The Company recognizes marketing fee revenue on a straight line basis over the franchise duration. The Company recognized $1.3 million in marketing fee revenue for each of the fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018.

Software License Fees

Software license fee revenue is included in the Revenue: Other line of the Consolidated Statements of Operations. The Company bills and collects software license fees from its franchisees when the point-of-sale system is provided to the franchisee. The Company recognizes software license fee revenue on a straight line basis over the franchise duration. The Company recognized $0.3 million in software license fee revenue for each of the fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018. The Company had deferred software license fees of $1,655,100 and $1,741,800 at December 26, 2020 and December 28, 2019, respectively.

Contract Liabilities

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees described above.

Commission Fees

The Company capitalizes incremental commission fees paid as a result of obtaining franchise agreement contracts. Capitalized commission fees of $0.5 million and $0.6 million are outstanding at December 26, 2020 and December 28, 2019, respectively and are included in Prepaid expenses and Other assets of the Consolidated Balance Sheets.

Capitalized commission fees are amortized over the life of the franchise and are included in selling, general and administrative expenses. During the fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018, the Company recognized $102,600, $107,200 and $99,500 of commission fee expense, respectively.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2020, December 28, 2019 and December 29, 2018

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

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Denominator for basic EPS — weighted average common shares	3,719,485	3,840,638	3,874,757
Dilutive shares associated with option plans	143,779	259,991	275,022
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	3,863,264	4,100,629	4,149,779
Options excluded from EPS calculation — anti-dilutive	14,822	10,262	21,933

Fair Value Measurements

The Company defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company uses three levels of inputs to measure fair value:

●	Level 1 — quoted prices in active markets for identical assets and liabilities.
●	Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities.
●	Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2020, December 28, 2019 and December 29, 2018

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

3.     Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	December 26, 2020	December 28, 2019
Direct financing and sales-type leases:
Minimum lease payments receivable	$12,536,300	$26,001,200
Estimated unguaranteed residual value of equipment	2,950,100	4,109,800
Unearned lease income, net of initial direct costs deferred	(1,439,500)	(4,039,400)
Security deposits	(2,169,000)	(3,852,000)
Equipment installed on leases not yet commenced	1,634,400	3,437,800
Total investment in direct financing and sales-type leases	13,512,300	25,657,400
Allowance for credit losses	(270,200)	(580,600)
Net investment in direct financing and sales-type leases	13,242,100	25,076,800
Operating leases:
Operating lease assets	599,100	820,700
Less accumulated depreciation and amortization	(580,100)	(591,900)
Net investment in operating leases	19,000	228,800
Total net investment in leasing operations	$13,261,100	$25,305,600

As of December 26, 2020, the $13.3 million total net investment in leases consisted of $8.7 million classified as current and $4.6 million classified as long-term. As of December 28, 2019, the $25.3 million total net investment in leases consisted of $12.8 million classified as current and $12.5 million classified as long-term.

As of December 26, 2020 and December 28, 2019, no customers had leased assets totaling more than 10% of the Company’s total assets. A portion of the lease payments receivable from these customers is assigned as collateral in non-recourse financing with financial institutions. See Note 8 – “Discounted Lease Rentals”.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2020, December 28, 2019 and December 29, 2018

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows as of December 26, 2020:

	Direct Financing and Sales-Type Leases
	Minimum Lease	Income
Fiscal Year	Payments Receivable	Amortization
2021	$9,880,100	$1,286,000
2022	2,584,500	151,400
2023	71,700	2,100
	$12,536,300	$1,439,500

The activity in the allowance for credit losses for leasing operations during 2020, 2019 and 2018, respectively, is as follows:

	December 26, 2020	December 28, 2019	December 29, 2018
Balance at beginning of period	$580,600	$861,200	$711,200
Provisions charged to expense	(79,300)	(78,300)	38,600
Recoveries	(11,800)	21,900	213,500
Deductions for amounts written-off	(219,300)	(224,200)	(102,100)
Balance at end of period	$270,200	$580,600	$861,200

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	December 26, 2020		December 28, 2019
	Investment	Allowance for	Investment	Allowance for
	In Leases	Credit Losses	In Leases	Credit Losses
Collectively evaluated for loss potential	$13,512,300	$270,200	$25,657,400	$580,600
Individually evaluated for loss potential	—	—	—	—
Total	$13,512,300	$270,200	$25,657,400	$580,600

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

	December 26, 2020
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$13,512,300	$—	$—	$—	$13,512,300
Small-Ticket	—	—	—	—	—
Total Investment in Leases	$13,512,300	$—	$—	$—	$13,512,300

	December 28, 2019
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total
Middle-Market	$24,546,300	$—	$—	$—	$24,546,300
Small-Ticket	1,111,100	—	—	—	1,111,100
Total Investment in Leases	$25,657,400	$—	$—	$—	$25,657,400

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2020, December 28, 2019 and December 29, 2018

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

Leasing income as presented on the Consolidated Statements of Operations consists of the following:

	Year Ended	Year Ended
	December 26, 2020	December 28, 2019
Interest income on direct financing and sales-type leases	$3,651,700	$7,602,600
Selling profit (loss) at commencement of sales-type leases	2,117,500	2,470,300
Operating lease income	2,346,500	2,525,600
Income on sales of equipment under lease	5,246,000	2,855,400
Other	1,122,300	601,900
Leasing income	$14,484,000	$16,055,800

In August 2020, the Company made the decision to no longer originate financing transactions in Wirth Business Credit, its small-market financing business. The Company sold the small-ticket portfolio in November 2020 for its approximate carrying value of $0.7 million.

The Company adopted a new lease accounting standard on December 30, 2018, the first day of fiscal 2019, that required the Company to present cash receipts from leases within operating activities in the Consolidated Statement of Cash Flows. In prior periods such receipts were presented within investing activities.

4.     Receivables:

The Company’s current receivables consisted of the following:

	December 26, 2020	December 28, 2019
Trade	$16,700	$35,800
Royalty	1,518,000	1,543,100
Other	47,200	90,600
	$1,581,900	$1,669,500

As part of its normal operating procedures, the Company requires Standby Letters of Credit as collateral for a portion of its trade receivables.

5.     Shareholders’ Equity (Deficit):

Dividends

In 2020, the Company declared and paid quarterly cash dividends totaling $0.80 per share ($3.0 million) and a $3.00 per share special cash dividend (the “2020 Special Dividend”). The 2020 Special Dividend totaled $11.3 million and was paid by cash on hand.

In 2019 the Company declared and paid quarterly cash dividends totaling $0.90 per share ($3.4 million).

In 2018, the Company declared and paid quarterly cash dividends totaling $0.56 per share ($2.2 million).

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2020, December 28, 2019 and December 29, 2018

Repurchase of Common Stock

In December 2019, the Company’s Board of Directors authorized the repurchase of up to 300,000 shares of our common stock for a price of $163.00 per share through a tender offer (the “2020 Tender Offer”). The 2020 Tender Offer began on the date of the announcement, December 17, 2019 and expired on January 16, 2020. Upon expiration, the Company purchased 300,000 shares for a total purchase price of approximately $49.0 million, including fees and expenses related to the Tender Offer. The 2020 Tender Offer was financed in part by net borrowings under the Line of Credit. (See Note 6 – “Debt”).

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

Under a previous Board of Directors’ authorization, as of December 26, 2020 the Company has the ability to repurchase an additional 130,604 shares of its common stock. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

The Company had authorized up to 750,000 shares of common stock for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2001 Stock Option Plan (the “2001 Plan”). The 2001 Plan expired on February 20, 2011. The Company had authorized up to 700,000 shares of common stock for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2010 Stock Option Plan (the “2010 Plan”). The 2010 Plan expired on February 24, 2020. The Company had also sponsored a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors Plan”), which had reserved a total of 350,000 shares for issuance to directors of the Company who are not employees.

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

Grants under the 2020 Plan are (as they were under the 2001 Plan, 2010 Plan and Nonemployee Directors Plan) made by the Compensation Committee of the Board of Directors at a price of not less than 100% of the fair market value on the date of grant. If an incentive stock option is granted to an individual who owns more than 10% of the voting rights of the Company’s common stock, the option exercise price may not be less than 110% of the fair market value on the date of grant. The term of the options may not exceed 10 years, except in the case of nonqualified stock options, whereby the terms are established by the Compensation Committee. Options may be exercisable in whole or in installments, as determined by the Compensation Committee.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2020, December 28, 2019 and December 29, 2018

Stock option activity under the 2001 Plan, 2010 Plan, 2020 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of December 26, 2020 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 30, 2017	658,184	$72.33	5.87	$37,723,800
Granted	69,000	149.51
Exercised	(79,241)	39.37
Forfeited	(8,563)	119.24
Outstanding, December 29, 2018	639,380	84.12	5.61	47,808,100
Granted	54,800	170.14
Exercised	(190,172)	57.41
Forfeited	(24,450)	138.13
Outstanding, December 28, 2019	479,558	101.78	5.79	45,283,200
Granted	45,100	163.87
Exercised	(108,170)	76.29
Forfeited	(23,000)	148.16
Outstanding, December 26, 2020	393,488	$113.19	5.61	$27,864,900
Exercisable, December 26, 2020	280,908	$94.80	4.39	$25,059,600

The fair value of options granted under the Option Plans during 2020, 2019 and 2018 were estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Risk free interest rate	0.45%	1.85%	2.73%
Expected life (years)	6	6	6
Expected volatility	25.03%	19.30%	19.94%
Dividend yield	2.33%	1.38%	1.13%
Option fair value	$28.25	$30.96	$32.45

The total intrinsic value of options exercised during 2020, 2019 and 2018 was $8.4 million, $22.7 million and $8.3 million, respectively. The total fair value of shares vested during 2020, 2019 and 2018 was $9.1 million, $8.6 million and $7.8 million, respectively.

During 2020, 2019 and 2018, option holders surrendered 0 shares, 0 shares and 2,249 shares, respectively, of previously owned common stock as payment for option shares exercised as provided for by the Option Plans. All unexercised options at December 26, 2020 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $1,315,200, $1,666,400 and $1,976,100 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in 2020, 2019 and 2018, respectively. As of December 26, 2020, the Company had $3.7 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.6 years.

6.     Debt:

Line of Credit

During 2019, the Company’s Line of Credit with CIBC Bank USA (formerly known as the PrivateBank and Trust Company) and BMO Harris Bank N.A. (the “Line of Credit”) was amended to, among other things:

●	Provide the consent of the lenders for the 2020 Tender Offer;
●	Amend the tangible net worth covenant calculation to remove the effect of the 2020 Tender Offer; and
●	Allow the replacement of LIBOR.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2020, December 28, 2019 and December 29, 2018

During 2020, the Line of Credit was amended to, among other things:

●	Decrease the aggregate commitments from $40.0 million to $25.0 million;
●	Remove BMO Harris Bank N.A. as a lender under the Credit Agreement;
●	Extend the termination date from July 19, 2021 to August 31, 2024;
●	Amend the tangible net worth covenant requirement to be reset as of September 26, 2020;
●	Permit the Company to issue up to $25.0 million in additional term notes to one or more affiliates or managed accounts of Prudential Investment Management, Inc.;
●	Provide the consent of CIBC Bank USA for the 2020 Special Dividend;
●	Amend the fixed charge coverage ratio definition to remove the effect of the 2020 Special Dividend.

The Line of Credit has been and will continue to be used for general corporate purposes. During 2020 and 2019, the Line of Credit was used to finance in part the 2020 Tender Offer and 2019 Tender Offer (as indicated above in Note 5). Borrowings under the Line of Credit are subject to certain borrowing base limitations, and the Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit). As of December 26, 2020, the Company was in compliance with all of its financial covenants, there were no borrowings outstanding under the Line of Credit and the Company’s additional borrowing availability under the Line of Credit was $25.0 million.

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

Notes Payable

The Company has a Note Agreement (the “Note Agreement”) with Prudential Investment Management, Inc., its affiliates and managed accounts (“Prudential”).

During 2019, the Note Agreement was amended to, among other things, provide the consent of Prudential for the 2020 Tender Offer, and amend the tangible net worth covenant calculation to remove the effects of the 2020 Tender Offer.

During 2020, the Note Agreement was amended to, among other things, amend the tangible net worth covenant requirement to be reset as of September 26, 2020, provide the consent of Prudential for the declaration and payment of the 2020 Special Dividend and to approve the fixed charge coverage ratio definition to remove the effect of the 2020 Special Dividend.

As of December 26, 2020, the Company had $13.5 million in principal outstanding from the $25.0 million Series A notes issued in May 2015 and $8.4 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 under the Note Agreement.

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and tangible net worth and maximum levels of leverage (all as defined within the Note Agreement). As of December 26, 2020, the Company was in compliance with all of its financial covenants.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2020, December 28, 2019 and December 29, 2018

In connection with the Note Agreement, the Company incurred debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

As of December 26, 2020, required prepayments of the notes payable for each of the next five years and thereafter are as follows:

2021	$ 4,250,000
2022	4,250,000
2023	4,250,000
2024	4,250,000
2025	2,750,000
Thereafter	2,187,500
Total	$ 21,937,500

7.     Accrued Liabilities:

Accrued liabilities at December 26, 2020 and December 28, 2019 are as follows:

	December 26, 2020	December 28, 2019
Accrued compensation and benefits	$1,051,800	$887,900
Rent related liabilities	437,400	388,500
Accrued interest	157,200	210,800
Accrued purchases of goods and services	97,800	186,200
Other	879,800	1,109,700
	$2,624,000	$2,783,100

8.      Discounted Lease Rentals:

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 6.05% at December 26, 2020 on a non-recourse basis. As of December 26, 2020, $1.1 million of the $1.7 million liability balance was current. As of December 28, 2019, $2.7 million of the $3.5 million liability balance was current.

9.     Contract Liabilities:

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees. The table below presents the activity of the current and noncurrent deferred franchise revenue during fiscal years 2020 and 2019, respectively:

	December 26, 2020	December 28, 2019
Balance at beginning of period	$9,575,500	$10,177,300
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	860,100	1,203,500
Fees earned that were included in the balance at the beginning of the period	(1,727,300)	(1,805,300)
Balance at end of period	$8,708,300	$9,575,500

The following table illustrates future estimated revenue to be recognized for the next five fiscal years and fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 26, 2020:

Contract Liabilities expected to be recognized in	Amount
2021	$1,657,400
2022	1,512,500
2023	1,341,200
2024	1,143,500
2025	927,100
Thereafter	2,126,600
$8,708,300

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2020, December 28, 2019 and December 29, 2018

10.     Operating Leases:

As of December 26, 2020, the Company leases its Minnesota corporate headquarters in a facility with an operating lease that expires in December 2029. Our lease includes both lease (fixed payments including rent) and non-lease components (common area or other maintenance costs and taxes) which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases. The lease provides us the option to extend the lease for two additional five year periods. The lease renewal option is at our sole discretion; therefore, the renewals to extend the lease term are not included in our right of use asset and lease liabilities as they are not reasonably certain of exercise. The weighted average remaining lease term for this lease is 9.0 years and the discount rate is 5.5%. As our lease does not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company recognized $1,195,000, $1,358,000 and $1,235,000 of rent expense for the periods ended December 26, 2020, December 28, 2019 and December 29, 2018, respectively.

Maturities of operating lease liabilities is as follows as of December 26, 2020:

Operating Lease Liabilities expected to be recognized in	Amount
2021	$723,100
2022	742,900
2023	763,300
2024	784,400
2025	806,000
Thereafter	3,452,600
Total lease payments	7,272,300
Less imputed interest	(1,546,500)
Present value of lease liabilities	$5,725,800

Of the $5.7 million operating lease liability outstanding at December 26, 2020, $0.4 million is included in Accrued liabilities in the Current liabilities section of the Consolidated Balance Sheets.

For leases that contain predetermined fixed escalations of the minimum rent, we recognize the related rent expense on a straight-line basis from the date we take possession of the property to the end of the initial lease term. We record any difference between the straight-line rent amounts and amounts payable under the leases as an adjustment to the amortization of the operating lease right of use asset and operating lease liabilities.

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

The Company’s policy for leases with a term of twelve months or less is to exclude these short-term leases from our right of use asset and lease liabilities.

Supplemental cash flow information related to our operating leases is as follows for the periods ended December 26, 2020 and December 28, 2019:

	Year Ended
	December 26, 2020	December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow outflow from operating leases	$703,700	$493,900

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2020, December 28, 2019 and December 29, 2018

11.     Income Taxes:

A reconciliation of the expected federal income tax expense based on the federal statutory tax rate to the actual income tax expense is provided below:

	Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Federal income tax expense at statutory rate (21%, 21%, 21%)	$8,088,600	$8,708,200	$8,249,400
Change in valuation allowance	54,000	147,900	(13,800)
State and local income taxes, net of federal benefit	1,368,500	1,310,800	1,334,100
Permanent differences, including stock option expenses	(1,027,300)	(1,056,800)	(355,500)
Adjustment to uncertain tax positions	85,100	(58,500)	4,500
Other, net	125,200	266,500	(61,100)
Actual income tax expense	$8,694,100	$9,318,100	$9,157,600

Components of the provision for income taxes are as follows:

	Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Current:
Federal	$7,836,000	$9,076,400	$6,355,800
State	1,795,800	1,693,800	1,551,000
Foreign	286,000	363,200	423,000
Current provision	9,917,800	11,133,400	8,329,800
Deferred:
Federal	(1,202,100)	(1,834,800)	967,300
State	(21,600)	19,500	(139,500)
Deferred provision	(1,223,700)	(1,815,300)	827,800
Total provision for income taxes	$8,694,100	$9,318,100	$9,157,600

The tax effects of temporary differences that give rise to the net deferred income tax assets and liabilities are presented below:

	December 26, 2020	December 28, 2019
Deferred tax assets:
Accounts receivable and lease reserves	$66,600	$154,700
Non-qualified stock option expense	1,581,900	1,758,100
Deferred revenue	1,885,400	1,957,500
Trademarks	36,100	34,500
Lease deposits	532,600	930,700
Loss from and impairment of equity and note investments	2,637,600	2,595,500
Foreign tax credits	185,000	173,100
Valuation allowance	(2,822,600)	(2,768,600)
Other	204,600	194,400
Total deferred tax assets	4,307,200	5,029,900
Deferred tax liabilities:
Lease revenue and initial direct costs	(2,330,700)	(4,207,400)
Depreciation and amortization	(85,800)	(155,500)
Total deferred tax liabilities	(2,416,500)	(4,362,900)
Total net deferred tax assets	$1,890,700	$667,000

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 26, 2020, December 28, 2019 and December 29, 2018

The Company has assessed its taxable earnings history and prospective future taxable income. Based upon this assessment, the Company has determined that it is more likely than not that its deferred tax assets will be realized in future periods and no valuation allowance is necessary, except for the deferred tax assets related to the loss from and impairment of equity and note investments (which are capital losses for tax purposes) and the foreign tax credits. As a result, valuation allowances of $2.8 million and $2.8 million as of December 26, 2020 and December 28, 2019, respectively, have been recorded.

The amount of unrecognized tax benefits, including interest and penalties, as of December 26, 2020 and December 28, 2019, was $621,100 and $532,500, respectively, primarily for potential state taxes.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense for all periods presented. The Company had accrued approximately $111,000 and $33,500 for the payment of interest and penalties at December 26, 2020 and December 28, 2019, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Total
Balance at December 29, 2018	$551,300
Increases related to current year tax positions	131,900
Expiration of the statute of limitations for the assessment of taxes	(184,200)
Balance at December 28, 2019	499,000
Increases related to current year tax positions	144,500
Subtractions for tax positions of prior years	(133,400)
Balance at December 26, 2020	$510,100

The Company and its subsidiaries file income tax returns in the U.S. federal, numerous state and certain foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2016. We expect various statutes of limitation to expire during the next 12 months. Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

12.     Commitments and Contingencies:

Employee Benefit Plan

The Company provides a 401(k) Savings Incentive Plan which covers substantially all employees. The plan provides for matching contributions and optional profit-sharing contributions at the discretion of the Board of Directors. Employee contributions are fully vested; matching and profit sharing contributions are subject to a five-year service vesting schedule. Company contributions to the plan for 2020, 2019 and 2018 were $324,000, $343,500 and $361,400, respectively.

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

December 26, 2020, December 28, 2019 and December 29, 2018

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

	Year ended
	December 26, 2020	December 28, 2019	December 29, 2018
Revenue:
Franchising	$51,577,800	$57,243,100	$54,334,600
Leasing	14,484,000	16,055,800	18,176,500
Total revenue	$66,061,800	$73,298,900	$72,511,100

Reconciliation to operating income:
Franchising segment contribution	$31,880,200	$35,169,900	$31,882,200
Leasing segment contribution	8,331,300	7,961,200	9,881,600
Total operating income	$40,211,500	$43,131,100	$41,763,800

Depreciation and amortization:
Franchising	$285,300	$281,600	$240,500
Leasing	199,400	118,500	73,600
Total depreciation and amortization	$484,700	$400,100	$314,100

	As of
	December 26, 2020	December 28, 2019
Identifiable assets:
Franchising	$4,848,300	$3,736,000
Leasing	14,462,600	26,596,700
Unallocated	12,032,300	31,509,500
Total	$31,343,200	$61,842,200

Revenues are all generated from United States operations other than franchising revenues from Canadian operations of $4.0 million, $4.7 million and $4.4 million in each of fiscal 2020, 2019 and 2018, respectively. All long-lived assets are located within the United States.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Winmark Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 26, 2020 and December 28 2019, the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 26, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2020 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2020, in conformity with accounting principles generally accepted in the United States of America

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical matters

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

Minneapolis, Minnesota
March 9, 2021

ITEM 9:     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective as of December 26, 2020.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 26, 2020.

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

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter ended December 26, 2020, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

All information required to be reported in a report on Form 8-K during the fourth quarter covered by this Form 10-K has been reported.

PART III

ITEM 10:   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Election of Directors,” “Executive Officers,” “Audit Committee,” “Majority of Independent Directors; Committees of Independent Directors,” and “Code of Ethics and Business Conduct,” appearing in our proxy statement for the annual meeting of stockholders to be held on April 28, 2021 are incorporated herein by reference.

ITEM 11:   EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation,” “2020 Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” appearing in our proxy statement for the annual meeting of stockholders to be held on April 28, 2021 are incorporated herein by reference.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Securities Authorized for Issuance Under Equity Compensation Plans” appearing in our proxy statement for the annual meeting of stockholders to be held on April 28, 2021 are incorporated herein by reference.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons,” “Review, Approval or Ratification of Transactions with Related Persons” and “Majority of Independent Directors; Committees of Independent Directors” appearing in our proxy statement for the annual meeting of stockholders to be held on April 28, 2021 is incorporated herein by reference.

ITEM 14:   PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled “Principal Accounting Fees and Services” appearing in our proxy statement for the annual meeting of stockholders to be held April 28, 2021 is incorporated herein by reference.

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

3.           Exhibits

Exhibits that are not filed herewith have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)
3.2	By-laws, as amended and restated to date (Exhibit 3.2)(2)
4.1	Description of the Company’s Common Stock (Exhibit 4.1) (24)
10.1

Asset Purchase Agreement dated January 24, 1992 with Sports Traders, Inc. and James D. Van Buskirk (“Van Buskirk”) concerning acquisition of wholesale business, including amendment dated March 11, 1992 (Exhibit 10.6 (a))(1)

10.2	Retail store agreement dated January 24, 1992 with Van Buskirk (Exhibit 10.6 (b))(1)
10.3	Amended and Restated Stock Option Plan for Nonemployee Directors (Exhibit 10.3)(3)(4)
10.4	Employment Agreement with John L. Morgan, dated March 22, 2000 (Exhibit 10.1)(3)(5)
10.5	First Amendment to Employment Agreement with John L. Morgan dated February 18, 2001 (Exhibit 10.26)(3)(6)
10.6	2001 Stock Option Plan, including forms of stock option agreements (Exhibit 10.27)(3)(6)
10.7	Second Amendment to Employment Agreement with John L. Morgan dated March 23, 2006 (Exhibit 10.16)(3)(7)
10.8	Third Amendment to Employment Agreement with John L. Morgan dated December 15, 2006 (Exhibit 10.1)(3)(8)
10.9	Amendment No. 1 to the 2001 Stock Option Plan (Exhibit 10.13)(3) (2)
10.10	Multi-Tenant Office Lease with Utah State Retirement Investment Fund for Corporate Headquarters dated September 28, 2008 (Exhibit 10.1)(9)
10.11	2010 Stock Option Plan, including forms of stock option agreements (Exhibit 10.18)(3) (10)
10.12	Credit Agreement, dated July 13, 2010, among Winmark Corporation and its subsidiaries and CIBC Bank USA (formerly known as The PrivateBank and Trust Company) (Exhibit 10.2)(11)
10.13

Amendment No. 1 to Credit Agreement, among Winmark Corporation and its subsidiaries, CIBC Bank USA (formerly known as The PrivateBank and Trust Company), and BMO Harris Bank N.A., dated January 30, 2012 (Exhibit 10.1)(12)

10.14

Amendment No. 2 to Credit Agreement, among Winmark Corporation and its subsidiaries, CIBC Bank USA (formerly known as The PrivateBank and Trust Company), and BMO Harris Bank N.A., dated February 29, 2012 (Exhibit 10.1)(13)

10.15	Lease Amending Agreement No. 1 to Multi-Tenant Office Lease by and between Winmark Corporation and AX Waterford L.P. dated October 21, 2013 (Exhibit 10.1)(14)

Exhibit Number	Description
10.16

Amendment No. 3 to Credit Agreement, among Winmark Corporation and its subsidiaries, CIBC Bank USA (formerly known as The PrivateBank and Trust Company), and BMO Harris Bank N.A., dated February 21, 2014 (Exhibit 10.1)(15)

10.17	First Amendment to the 2010 Stock Option Plan (Exhibit 10.1)(3)(16)
10.18	First Amendment to the Amended and Restated Stock Option Plan for Nonemployee Directors (Exhibit 10.2)(3)(16)
10.19	Non-Competition Agreement, dated January 26, 2015, by and among Steven C. Zola, Winmark Corporation and Winmark Capital Corporation (Exhibit 10.1)(3)(17)
10.20

Amendment No. 4 to Credit Agreement, among Winmark Corporation and its subsidiaries, CIBC Bank USA (formerly known as The PrivateBank and Trust Company), and BMO Harris Bank N.A., dated April 14, 2015 (Exhibit (b)(2))(18)

10.21

Amended and Restated Security Agreements, dated May 14, 2015, among Winmark Corporation, each of its subsidiaries and CIBC Bank USA (formerly known as The PrivateBank and Trust Company) (Exhibit 10.4)(19)

10.22	Amended and Restated Pledge Agreement, dated May 14, 2015, among Winmark Corporation and CIBC Bank USA (formerly known as The PrivateBank and Trust Company) (Exhibit 10.5)(19)
10.23	Trademark Security Agreement, dated May 14, 2015, among Winmark Corporation and its subsidiaries and CIBC Bank USA (formerly known as The PrivateBank and Trust Company) (Exhibit 10.6)(19)
10.24

Intercreditor and Collateral Agency Agreement, dated May 14, 2015, among CIBC Bank USA (formerly known as The PrivateBank and Trust Company), BMO Harris Bank N.A. and Prudential Investment Management, Inc., its affiliates and managed accounts (Exhibit 10.7)(19)

10.25	Note Agreement, dated May 14, 2015, among Winmark Corporation and its subsidiaries and Prudential Investment Management, Inc., its affiliates and managed accounts (Exhibit 10.8)(19)
10.26

Amendment No. 5 to Credit Agreement, among Winmark Corporation and its subsidiaries, CIBC Bank USA (formerly known as The PrivateBank and Trust Company), and BMO Harris Bank N.A., dated July 18, 2017 (Exhibit (b)(7)) (20)

10.27

Amendment No. 1 to Note Agreement dated July 19, 2017 among Winmark Corporation and its subsidiaries and Prudential Investment Management, Inc., its affiliates and managed accounts (Exhibit (b)(8))(20)

10.28	Amendment No. 1 to Intercreditor and Collateral Agency Agreement dated July 19, 2017 (Exhibit (b)(9))(20)
10.29	Second Amendment to the 2010 Stock Option Plan (Exhibit (d)(7))(20)
10.30	Lease Amending Agreement No. 2 dated May 17, 2018 between Winmark Corporation and G&I VIII 605 Waterford LLC (Exhibit 10.1)(21)
10.31

Amendment No. 6 to Credit Agreement, among Winmark Corporation and its subsidiaries, CIBC Bank USA (formerly known as The PrivateBank and Trust Company), and BMO Harris Bank N.A., dated December 16, 2019 (Exhibit (b)(6))(22)

10.32

Amendment No. 2 to Note Agreement dated December 16, 2019 among Winmark Corporation and its subsidiaries and Prudential Investment Management, Inc., its affiliates and managed accounts (Exhibit (b)(7))(22)

10.33	Transition and Retirement Agreement with John L. Morgan, dated January 29, 2020 (Exhibit 10.1)(3)(23)
10.34	2020 Stock Option Plan, including forms of stock option agreements (Exhibit 10.34) (3) (24)
10.35

Amendment No.7 to Credit Agreement, among Winmark Corporation and its subsidiaries, CIBC Bank USA (formerly known as The PrivateBank and Trust Company), and BMO Harris Bank N.A., dated September 2, 2020 (Exhibit 10.1) (25)

10.36

Amendment No.3 to Note Agreement dated September 2, 2020, among Winmark Corporation and its subsidiaries and Prudential Investment Management, Inc. its affiliates and managed accounts (Exhibit 10.3) (25)

Exhibit Number	Description
10.37	Amendment No.2 to Intercreditor and Collateral Agency Agreement, dated September 2, 2020 (Exhibit 10.5) (25)
10.38	Amendment No. 8 to Credit Agreement, among Winmark Corporation and its subsidiaries and CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated October 14, 2020 (Exhibit 10.1) (26)
10.39

Consent and Amendment No. 4 to Note Agreement dated October 14, 2020 among Winmark Corporation and its subsidiaries and Prudential Investment Management, Inc., its affiliates and managed accounts (Exhibit 10.3) (26)

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
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the Annual Report on Form 10-K of Winmark Corporation and Subsidiaries for the year ended December 26, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104	The Cover page from the Annual Report on Form 10-K of Winmark Corporation and subsidiaries for the year ended December 26, 2020; formatted in Inline XBRL (contained in Exhibit 101).
*	Filed Herewith
(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 33-65108).
(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
(3)	Indicates management contracts, compensation plans or arrangements required to be filed as exhibits.
(4)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009.
(5)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 25, 2000.
(6)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2000.
(7)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
(8)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on December 20, 2006.
(9)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on October 2, 2008.
(10)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 26, 2009.
(11)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2010.
(12)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on January 31, 2012.
(13)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on March 1, 2012.
(14)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on October 23, 2013.
(15)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on February 21, 2014.
(16)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2014.

(17)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on January 26, 2015.
(18)	Incorporated by reference to the specified exhibit to the Schedule TO filed on April 15, 2015.
(19)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on May 18, 2015.
(20)	Incorporated by reference to the specified exhibit to the Schedule TO filed on July 19, 2017.
(21)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on May 18, 2018.
(22)	Incorporated by reference to the specified exhibit to the Schedule TO filed on December 17, 2019.
(23)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on January 29, 2020.
(24)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 28, 2019.
(25)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on September 2, 2020.
(26)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on October 14, 2020.

ITEM 16:   FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINMARK CORPORATION

By:	/s/ BRETT D. HEFFES	Date: March 9, 2021
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

SIGNATURE	TITLE	DATE

/s/ BRETT D. HEFFES	Chairman of the Board and Chief Executive Officer	March 9, 2021
Brett D. Heffes	(principal executive officer)

/s/ Anthony D. Ishaug	Executive Vice President, Chief Financial Officer and Treasurer	March 9, 2021
Anthony D. Ishaug	(principal financial and accounting officer)

/s/ LAWRENCE A. BARBETTA	Director	March 9, 2021
Lawrence A. Barbetta

/s/ JENELE C. GRASSLE	Director	March 9, 2021
Jenele C. Grassle

/s/ KIRK A. MACKENZIE	Director	March 9, 2021
Kirk A. MacKenzie

/s/ PAUL C. REYELTS	Director	March 9, 2021
Paul C. Reyelts

/s/ GINA D. SPRENGER	Director	March 9, 2021
Gina D. Sprenger

/s/ MARK L. WILSON	Director	March 9, 2021
Mark L. Wilson