Form 10-Q
period 2021-03-27
WINMARK CORP
filed 2021-04-20
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2021

or

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

Yes ☐              No ☒

Common stock, no par value, 3,701,807 shares outstanding as of April 16, 2021.

WINMARK CORPORATION AND SUBSIDIARIES

PART I.          FINANCIAL INFORMATION

ITEM 1: Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 27, 2021	December 26, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$7,959,900	$6,659,000
Restricted cash	25,000	25,000
Receivables, less allowance for doubtful accounts of $1,400 and $800	2,096,900	1,581,900
Net investment in leases - current	8,156,900	8,687,500
Income tax receivable	—	221,200
Inventories	110,200	106,600
Prepaid expenses	839,900	995,200
Total current assets	19,188,800	18,276,400
Net investment in leases - long-term	2,706,900	4,573,600
Property and equipment, net	2,253,300	2,332,800
Operating lease right of use assets	3,172,100	3,226,300
Goodwill	607,500	607,500
Other assets	438,500	435,900
Deferred income taxes	2,330,600	1,890,700
	$30,697,700	$31,343,200
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $13,900 and $13,900	$4,236,100	$4,236,100
Accounts payable	1,399,300	1,769,600
Income tax payable	3,159,200	—
Accrued liabilities	2,223,500	2,624,000
Discounted lease rentals	959,200	1,096,600
Deferred revenue	1,647,700	1,657,400
Total current liabilities	13,625,000	11,383,700
Long-Term Liabilities:
Notes payable, net of unamortized debt issuance costs of $51,400 and $54,800	16,573,600	17,632,700
Discounted lease rentals	382,200	574,000
Deferred revenue	6,975,700	7,050,900
Operating lease liabilities	5,176,900	5,307,400
Other liabilities	768,500	773,200
Total long-term liabilities	29,876,900	31,338,200
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,700,723 and 3,756,028 shares issued and outstanding	—	9,281,800
Retained earnings (accumulated deficit)	(12,804,200)	(20,660,500)
Total shareholders’ equity (deficit)	(12,804,200)	(11,378,700)
	$30,697,700	$31,343,200

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 27, 2021	March 28, 2020
Revenue:
Royalties	$14,048,800	$11,172,500
Leasing income	3,237,000	5,871,200
Merchandise sales	592,400	754,100
Franchise fees	359,000	387,400
Other	421,700	414,800
Total revenue	18,658,900	18,600,000
Cost of merchandise sold	558,800	717,700
Leasing expense	389,500	1,416,200
Provision for credit losses	(48,700)	615,400
Selling, general and administrative expenses	5,102,300	5,748,900
Income from operations	12,657,000	10,101,800
Interest expense	(318,100)	(525,200)
Interest and other income	6,800	5,900
Income before income taxes	12,345,700	9,582,500
Provision for income taxes	(3,034,600)	(2,265,500)
Net income	$9,311,100	$7,317,000
Earnings per share - basic	$2.49	$1.97
Earnings per share - diluted	$2.40	$1.87
Weighted average shares outstanding - basic	3,736,676	3,711,597
Weighted average shares outstanding - diluted	3,874,227	3,911,751

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 26, 2020	3,756,028	9,281,800	$(20,660,500)	$(11,378,700)
Repurchase of common stock	(58,255)	(9,935,800)	(519,400)	(10,455,200)
Stock options exercised	2,950	268,800	—	268,800
Compensation expense relating to stock options	—	385,200	—	385,200
Cash dividends ($0.25 per share)	—	—	(935,400)	(935,400)
Comprehensive income (Net income)	—	—	9,311,100	9,311,100
BALANCE, March 27, 2021	3,700,723	—	(12,804,200)	(12,804,200)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 28, 2019	3,947,858	$11,929,300	$519,000	$12,448,300
Repurchase of common stock	(300,000)	(12,215,500)	(36,772,000)	(48,987,500)
Stock options exercised	2,895	145,900	—	145,900
Compensation expense relating to stock options	—	140,300	—	140,300
Cash dividends ($0.25 per share)	—	—	(912,200)	(912,200)
Comprehensive income (Net income)	—	—	7,317,000	7,317,000
BALANCE, March 28, 2020	3,650,753	—	(29,848,200)	(29,848,200)

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 27, 2021	March 28, 2020
OPERATING ACTIVITIES:
Net income	$9,311,100	$7,317,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,800	123,100
Provision for credit losses	(48,700)	615,400
Compensation expense related to stock options	385,200	140,300
Deferred income taxes	(439,900)	11,100
Deferred initial direct costs	(1,500)	(8,500)
Amortization of deferred initial direct costs	10,500	37,200
Operating lease right of use asset amortization	54,200	192,100
Tax benefits on exercised stock options	47,100	87,000
Change in operating assets and liabilities:
Receivables	(515,000)	689,000
Principal collections on lease receivables	2,268,700	4,988,400
Income tax receivable/payable	3,333,300	2,046,500
Inventories	(3,600)	(19,200)
Prepaid expenses	155,300	(253,800)
Other assets	(2,600)	(3,600)
Accounts payable	(370,300)	56,200
Accrued and other liabilities	(532,300)	(674,200)
Rents received in advance and security deposits	(95,400)	(885,300)
Deferred revenue	(84,900)	(95,500)
Net cash provided by operating activities	13,585,000	14,363,200
INVESTING ACTIVITIES:
Purchase of property and equipment	(34,300)	(31,200)
Purchase of equipment for lease contracts	(65,500)	(1,706,000)
Net cash used for investing activities	(99,800)	(1,737,200)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	—	45,700,000
Payments on line of credit	—	(5,700,000)
Payments on notes payable	(1,062,500)	(812,500)
Repurchases of common stock	(10,455,200)	(48,987,500)
Proceeds from exercises of stock options	268,800	145,900
Dividends paid	(935,400)	(912,200)
Proceeds from discounted lease rentals	—	1,157,000
Net cash used for financing activities	(12,184,300)	(9,409,300)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,300,900	3,216,700
Cash, cash equivalents and restricted cash, beginning of period	6,684,000	25,180,300
Cash, cash equivalents and restricted cash, end of period	$7,984,900	$28,397,000
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$309,200	$460,600
Cash paid for income taxes	$94,100	$120,900

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Condensed Balance Sheets to the total of the same amounts shown above:
	Three Months Ended
	March 27, 2021	March 28, 2020
Cash and cash equivalents	$7,959,900	$28,347,000
Restricted cash	25,000	50,000
Total cash, cash equivalents and restricted cash	$7,984,900	$28,397,000

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

Revenues and operating results for the three months ended March 27, 2021 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. Such reclassifications did not impact net income or shareholders’ equity (deficit) as previously reported.

2. Organization and Business:

The Company offers licenses to operate franchises using the service marks Plato’s Closet®, Once Upon A Child®, Play It Again Sports®, Style Encore® and Music Go Round®. The Company also operates a middle market equipment leasing business under the Winmark Capital® mark.

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

4. Contract Liabilities:

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees. The table below presents the activity of the current and noncurrent deferred franchise revenue during the first three months of 2021 and 2020, respectively:

	March 27, 2021	March 28, 2020
Balance at beginning of period	$8,708,300	$9,575,500
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	355,700	372,500
Fees earned that were included in the balance at the beginning of the period	(440,600)	(468,000)
Balance at end of period	$8,623,400	$9,480,000

The following table illustrates future estimated revenue to be recognized for the remainder of 2021 and full fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 27, 2021.

Contract Liabilities expected to be recognized in	Amount
2021	$1,220,200
2022	1,537,400
2023	1,366,200
2024	1,168,400
2025	952,100
Thereafter	2,379,100
$8,623,400

5. Fair Value Measurements:

The Company defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company uses three levels of inputs to measure fair value:

●	Level 1 – quoted prices in active markets for identical assets and liabilities.
●	Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.
●	Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Due to their nature, the carrying value of cash equivalents, receivables, payables and debt obligations approximates fair value.

6. Investment in Leasing Operations:

Investment in leasing operations consists of the following:

	March 27, 2021	December 26, 2020
Direct financing and sales-type leases:
Minimum lease payments receivable	$11,257,700	$12,536,300
Estimated unguaranteed residual value of equipment	2,505,200	2,950,100
Unearned lease income, net of initial direct costs deferred	(1,152,500)	(1,439,500)
Security deposits	(2,073,600)	(2,169,000)
Equipment installed on leases not yet commenced	457,200	1,634,400
Total investment in direct financing and sales-type leases	10,994,000	13,512,300
Allowance for credit losses	(221,500)	(270,200)
Net investment in direct financing and sales-type leases	10,772,500	13,242,100
Operating leases:
Operating lease assets	593,800	599,100
Less accumulated depreciation and amortization	(502,500)	(580,100)
Net investment in operating leases	91,300	19,000
Total net investment in leasing operations	$10,863,800	$13,261,100

As of March 27, 2021, the $10.9 million total net investment in leases consists of $8.2 million classified as current and $2.7 million classified as long-term. As of December 26, 2020, the $13.3 million total net investment in leases consists of $8.7 million classified as current and $4.6 million classified as long-term.

As of March 27, 2021, there were no customers with leased assets greater than 10% of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2021 and the full fiscal years thereafter as of March 27, 2021:

	Direct Financing and Sales-Type Leases
	Minimum Lease	Income
Fiscal Year	Payments Receivable	Amortization
2021	$7,899,800	$918,900
2022	3,228,700	226,400
2023	129,200	7,200
	$11,257,700	$1,152,500

The activity in the allowance for credit losses for leasing operations during the first three months of 2021 and 2020, respectively, is as follows:

	March 27, 2021	March 28, 2020
Balance at beginning of period	$270,200	$580,600
Provisions charged to expense	(48,700)	615,400
Recoveries	—	1,500
Deductions for amounts written-off	—	—
Balance at end of period	$221,500	$1,197,500

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	March 27, 2021		December 26, 2020
	Investment	Allowance for	Investment	Allowance for
	In Leases	Credit Losses	In Leases	Credit Losses
Collectively evaluated for loss potential	$10,994,000	$221,500	$13,512,300	$270,200
Individually evaluated for loss potential	—	—	—	—
Total	$10,994,000	$221,500	$13,512,300	$270,200

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

March 27, 2021
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total

Total investment in leases	$10,994,000	$—	$—	$—	$10,994,000

December 26, 2020
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total

Total investment in leases	$13,512,300	$—	$—	$—	$13,512,300

The Company leases high-technology and other business-essential equipment to its leasing customers. Upon expiration of the initial term or extended lease term, depending on the structure of the lease, the customer may return the equipment, renew the lease for an additional term, or purchase the equipment. Due to the uncertainty of such outcome at the end of the lease term, the lease as recorded at commencement represents only the current terms of the agreement. As a lessor, the Company’s leases do not contain non-lease components. The residual values reflect the estimated amounts to be received at lease termination from sales or other dispositions of leased equipment to unrelated parties. The leased equipment residual values are based on the Company’s best estimate. The Company’s risk management strategy for its residual value includes the contractual obligations of customers to maintain, service, and insure the leased equipment, the use of third party remarketers as well as the analytical review of historical asset dispositions.

Leasing income as presented on the Consolidated Condensed Statements of Operations consists of the following:

	Three Months Ended	Three Months Ended
	March 27, 2021	March 28, 2020
Interest income on direct financing and sales-type leases	$619,700	$1,128,600
Selling profit (loss) at commencement of sales-type leases	1,073,700	313,200
Operating lease income	484,300	435,400
Income on sales of equipment under lease	745,600	3,261,300
Other	313,700	732,700
Leasing income	$3,237,000	$5,871,200

7. Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended
	March 27, 2021	March 28, 2020
Denominator for basic EPS — weighted average common shares	3,736,676	3,711,597
Dilutive shares associated with option plans	137,551	200,154
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	3,874,227	3,911,751
Options excluded from EPS calculation — anti-dilutive	6,987	2,192

8. Shareholders’ Equity (Deficit):

Dividends

On January 27, 2021, the Company’s Board of Directors approved the payment of a $0.25 per share quarterly cash dividend to shareholders of record at the close of business on February 10, 2021, which was paid on March 1, 2021.

Repurchase of Common Stock

In the first three months of 2021, the Company repurchased 58,255 shares of its common stock. Under the Board of Directors’ authorization, as of March 27, 2021, the Company has the ability to repurchase an additional 72,349 shares of its common stock. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

Stock option activity under the Company’s option plans as of March 27, 2021 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 26, 2020	393,488	$113.19	5.61	$27,864,900
Granted	10,000	182.21
Exercised	(2,950)	91.10
Outstanding, March 27, 2021	400,538	$115.08	5.47	$28,425,900
Exercisable, March 27, 2021	278,583	$94.89	4.14	$25,395,100

No options were granted during the three months ended March 28, 2020. The fair value of options granted under the Option Plans during the first three months of 2021 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

Three Months Ended
March 27, 2021
Risk free interest rate	0.64%
Expected life (years)	6
Expected volatility	25.05%
Dividend yield	2.77%
Option fair value	$30.02

All unexercised options at March 27, 2021 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $385,200 and $140,300 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first three months of 2021 and 2020, respectively. As of March 27, 2021, the Company had $2.8 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.5 years.

9. Debt:

Line of Credit

As of March 27, 2021, there were no borrowings outstanding under the Company’s revolving credit facility with CIBC Bank USA (the “Line of Credit”), leaving $25.0 million available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes. The Line of Credit, which terminates in August 2024, is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit). As of March 27, 2021, the Company was in compliance with all of its financial covenants.

Notes Payable

As of March 27, 2021, the Company had $12.8 million in principal outstanding from the $25.0 million Series A notes issued in May 2015 and $8.1 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 under its Note Agreement with Prudential Investment Management, Inc., its affiliates and managed accounts (“Prudential”).

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and tangible net worth and maximum levels of leverage (all as defined within the Note Agreement). As of March 27, 2021, the Company was in compliance with all of its financial covenants.

In connection with the Note Agreement, the Company incurred debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

10. Discounted Lease Rentals:

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 5.41% at March 27, 2021 on a non-recourse basis. As of March 27, 2021, $1.0 million of the $1.3 million liability balance is current.

11. Operating Leases:

As of March 27, 2021, the Company leases its Minnesota corporate headquarters in a facility with an operating lease that expires in December 2029. The remaining lease term for this lease is 8.75 years and the discount rate is 5.5%. The Company recognized $300,900 and $300,400 of rent expense for the periods ended March 27, 2021 and March 28, 2020, respectively.

Maturities of operating lease liabilities is as follows for the remainder of fiscal 2021 and full fiscal years thereafter as of March 27, 2021:

Operating Lease Liabilities expected to be recognized in	Amount
2021	$544,000
2022	742,900
2023	763,300
2024	784,400
2025	806,000
Thereafter	3,452,600
Total lease payments	7,093,200
Less imputed interest	(1,468,100)
Present value of lease liabilities	$5,625,100

Of the $5.6 million operating lease liability outstanding at March 27, 2021, $0.4 million is included in Accrued liabilities in the Current liabilities section of the Consolidated Condensed Balance Sheets.

Supplemental cash flow information related to our operating leases is as follows for the period ended March 27, 2021:

	Three Months Ended
	March 27, 2021	March 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow outflow from operating leases	$179,100	$174,300

12. Segment Reporting:

The Company currently has two reportable business segments, franchising and leasing. The franchising segment franchises value-oriented retail store concepts that buy, sell, trade and consign merchandise. The leasing segment includes the Company’s equipment leasing and financing business. Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses. The Company’s internal management reporting is the basis for the information disclosed for its business segments and includes allocation of shared-service costs. Segment assets are those that are directly used in or identified with segment operations, including cash, restricted cash, accounts receivable, prepaid expenses, inventory, property and equipment, investment in leasing operations and goodwill. Unallocated assets include corporate cash and cash equivalents, current and deferred tax amounts, operating lease right of use assets and other corporate assets. Inter-segment balances and transactions have been eliminated. The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	Three Months Ended
	March 27, 2021	March 28, 2020
Revenue:
Franchising	$15,421,900	$12,728,800
Leasing	3,237,000	5,871,200
Total revenue	$18,658,900	$18,600,000

Reconciliation to operating income:
Franchising segment contribution	$10,724,500	$7,211,400
Leasing segment contribution	1,932,500	2,890,400
Total operating income	$12,657,000	$10,101,800

Depreciation and amortization:
Franchising	$65,900	$72,600
Leasing	47,900	50,500
Total depreciation and amortization	$113,800	$123,100

	As of
	March 27, 2021	December 26, 2020
Identifiable assets:
Franchising	$4,728,700	$4,848,300
Leasing	11,814,700	14,462,600
Unallocated	14,154,300	12,032,300
Total	$30,697,700	$31,343,200

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

COVID-19 Pandemic

The emergence of the coronavirus (COVID-19) and new variants of the virus around the world, and particularly in the United States and Canada, continues to present significant risks to the Company, not all of which the Company is able to fully evaluate or even to foresee at the current time. The pandemic affected the Company’s financial results and business operations in the Company’s first fiscal quarters ended March 27, 2021 and March 28, 2020, and economic and health conditions in the United States and across most of the globe have continued to change since the beginning of the pandemic. Notably, a number of the Company’s franchised store locations were temporarily closed to in-store consumer activities from time to time due to various restrictions. Such temporary store closings may reoccur and customer traffic may continue to be impacted depending on the duration and severity of the pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or re-imposition of restrictions that have been imposed to date, and numerous other uncertainties.

Even as governmental restrictions are relaxed and markets reopen, the ongoing economic impacts and health concerns associated with the pandemic may continue to affect consumer behavior, spending levels and shopping preferences. Changes in consumer purchasing patterns may increase demand at our franchised stores in one quarter, resulting in decreased demand in subsequent quarters. We continue to see shifts in product and channel preferences as markets move through varying stages of restrictions and re-opening at different times. In addition, we continue to see an increase in demand in the e-commerce channel and any failure to capitalize on this demand could adversely affect our franchised stores ability to maintain and grow sales and erode our competitive position.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three-month period ended March 27, 2021 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the pandemic on the Company’s management and employees, its franchisees or leasing customers nor to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Overview

As of March 27, 2021, we had 1,264 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands and had a leasing portfolio of $10.9 million. Management closely tracks the following financial criteria to evaluate current business operations and future prospects: royalties, leasing activity, and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees. During the first three months of 2021, our royalties increased $2.9 million or 25.7% compared to the first three months of 2020.

Leasing income net of leasing expense during the first three months of 2021 was $2.8 million compared to $4.5 million in the same period last year. Fluctuations in period-to-period leasing income and leasing expense can result from the manner and timing in which leasing income and leasing expense is recognized over the term of each particular lease in accordance with accounting guidance applicable to leasing. For this reason, we believe that more meaningful levels of leasing activity are the medium- to long-term trend in the purchases of equipment for lease customers and the size of the leasing portfolio. During the first three months of 2021, we purchased $0.1 million in equipment for lease customers compared to $1.7 million in the first three months of each of 2020 and 2019. Our leasing portfolio (net investment in leases — current and long-term) was $10.9 million at March 27, 2021 compared to $13.3 million at December 26, 2020 and $21.3 million at March 28, 2020. The lower equipment purchases and the decrease in the size of the portfolio across these periods were a direct result of a decrease in the number of our customers installing leased equipment. We continue to explore ways to grow leased assets and add new customers to our leasing portfolio; however, continued low levels of equipment purchases for lease customers and decreases in the size of our portfolio will impact the long-term operating income of our leasing segment.

Management continually monitors the level and timing of selling, general and administrative expenses. The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees. During the first three months of 2021, selling, general and administrative expenses decreased $0.6 million, or 11.2% compared to the first three months of 2020.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals. The following is a summary of our franchising activity for the first three months ended March 27, 2021:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/26/2020	OPENED	CLOSED	3/27/2021	RENEWAL	RENEWALS
Plato’s Closet
Franchises - US and Canada	485	—	(1)	484	13	13
Once Upon A Child
Franchises - US and Canada	399	—	(1)	398	3	3
Play It Again Sports
Franchises - US and Canada	274	—	—	274	13	13
Style Encore
Franchises - US and Canada	69	2	—	71	—	—
Music Go Round
Franchises - US	37	—	—	37	—	—
Total Franchised Stores	1,264	2	(2)	1,264	29	29

Renewal activity is a key focus area for management. Our franchisees sign 10-year agreements with us. The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties. During the first three months of 2021, we renewed 29 of the 29 franchise agreements available for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended
	March 27, 2021	March 28, 2020

Revenue:
Royalties	75.3%	60.1%
Leasing income	17.3	31.6
Merchandise sales	3.2	4.0
Franchise fees	1.9	2.1
Other	2.3	2.2
Total revenue	100.0	100.0

Cost of merchandise sold	(3.0)	(3.9)
Leasing expense	(2.1)	(7.6)
Provision for credit losses	0.2	(3.3)
Selling, general and administrative expenses	(27.3)	(30.9)
Income from operations	67.8	54.3
Interest expense	(1.7)	(2.8)
Interest and other income	—	—
Income before income taxes	66.1	51.5
Provision for income taxes	(16.2)	(12.2)
Net income	49.9%	39.3%

Comparison of Three Months Ended March 27, 2021 to Three Months Ended March 28, 2020

Revenue

Revenues for the quarter ended March 27, 2021 totaled $18.7 million compared to $18.6 million for the comparable period in 2020.

Royalties and Franchise Fees

Royalties increased to $14.0 million for the first three months of 2021 from $11.2 million for the first three months of 2020, a 25.7% increase. The increase is primarily from higher franchisee retail sales and from having additional franchise stores in the first three months of 2021 compared to the same period in 2020. Lower franchisee retail sales in the first three months of 2020 were directly attributable to the temporary store closings and reduced customer traffic resulting from the COVID-19 pandemic. For illustrative purposes, royalties for the first three months of 2019 were $11.8 million.

Franchise fees of $0.4 million for the first three months of 2021 were comparable to $0.4 million for the first three months of 2020.

Leasing Income

Leasing income decreased to $3.2 million for the first quarter of 2021 compared to $5.9 million for the same period in 2020. The decrease is primarily due to a lower level of equipment sales to customers and lower levels of interest income from the smaller lease portfolio when compared to the same period last year.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales of $0.6 million for the first quarter of 2021 compared to $0.8 million in the same period of 2020. The decrease is primarily due to a decrease in technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold of $0.6 million for the first quarter of 2021 compared to $0.7 million in the same period of 2020. The decrease was primarily due to a decrease in Direct Franchisee Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first quarter of 2021 and 2020 was 94.3% and 95.2%, respectively.

Leasing Expense

Leasing expense decreased to $0.4 million for the first quarter of 2021 compared to $1.4 million for the first quarter of 2020. The decrease was due to a decrease in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was $(48,700) for the first quarter of 2021 compared to $615,400 for the first quarter of 2020. Provision levels in the first quarter of 2021 reflected the reduction in lease payments receivable from customers. Provision levels in the first quarter of 2020 reflected the then-estimated impact of the COVID-19 pandemic on the credit quality of customers in our lease portfolio at that time.

Selling, General and Administrative

Selling, general and administrative expenses decreased 11.2% to $5.1 million in the first quarter of 2021 from $5.7 million in the same period of 2020. The decrease was primarily due to decreases in conference and travel expenses due to the COVID-19 pandemic.

Interest Expense

Interest expense decreased to $0.3 million for the first quarter of 2021 compared to $0.5 million for the first quarter of 2020. The decrease is primarily due to lower average corporate borrowings when compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 24.6% and 23.6% for the first quarter of 2021 and 2020, respectively. The increase is primarily due to lower tax benefits on the exercise of non-qualified stock options and an increase in state taxes.

Segment Comparison of Three Months Ended March 27, 2021 to Three Months Ended March 28, 2020

Franchising Segment Operating Income

The franchising segment’s operating income for the first quarter of 2021 increased by $3.5 million to $10.7 million from $7.2 million for the first quarter of 2020. The increase in segment contribution was due to increased royalty revenues and a decrease in selling, general and administrative expenses.

Leasing Segment Operating Income

The leasing segment’s operating income for the first quarter of 2021 decreased by $1.0 million to $1.9 million from $2.9 million for the first quarter of 2020. The decrease in segment contribution was due to a decrease in leasing income net of leasing expenses, partially offset by a decrease in provision for credit losses.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings. The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.

We ended the first quarter of 2021 with $8.0 million in cash, cash equivalents and restricted cash compared to $28.4 million in cash, cash equivalents and restricted cash at the end of the first quarter of 2020.

Operating activities provided $13.6 million of cash during the first three months of 2021, compared to $14.4 million provided during the first three months of last year. The decrease in cash provided by operating activities in the first three months of 2021 compared to 2020 was primarily due to decreases in principal collections on lease receivables.

Investing activities used $0.1 million of cash during the first three months of 2021. The 2021 activities consisted primarily of the purchase of equipment for lease customers of $0.1 million.

Financing activities used $12.2 million of cash during the first three months of 2021. Our most significant financing activities during the first three months of 2021 consisted of $10.5 million to repurchase 58,255 shares of our common stock, payments on notes payable of $1.1 million and $0.9 million for the payment of dividends. (See Note 8 — “Shareholders’ Equity (Deficit) and Note 9 – “Debt”).

As of March 27, 2021, our borrowing availability under our Line of Credit was $25.0 million (the lesser of the borrowing base or the aggregate line of credit). There were no borrowings outstanding at March 27, 2021 under the Line of Credit, leaving $25.0 million available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes. The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).

As of March 27, 2021, we had $12.8 million in principal outstanding from the $25.0 million Series A notes issued in May 2015 and $8.1 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 under our Note Agreement with Prudential.

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

As of March 27, 2021, we were in compliance with all of the financial covenants under the Line of Credit and Note Agreement.

We expect to generate the cash necessary to pay our expenses, finance our leasing business and to pay the principal and interest on our outstanding debt from cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate. Our ability to pay our expenses, finance our leasing business and meet our debt service obligations depends on our future performance, which may be affected by financial, business, economic, and other factors including the risk factors described under Item 1A of our Form 10-K for the fiscal year ended December 26, 2020 and under Item 1A below. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all. Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase our cost of capital.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales. The Company recognizes royalties as revenue when earned. At the end of each accounting period, estimates of royalty amounts due are made based on the most recent franchisee sales information available. If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted. During the first three months of 2021, the Company collected $1,900 more than it estimated at December 26, 2020. As of March 27, 2021, the Company’s royalty receivable was $1,983,700.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue over the estimated life of the franchise, beginning when the franchise is opened. Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated condensed balance sheet. As of March 27, 2021, deferred franchise fee revenue was $6,689,700.

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

Forward Looking Statements

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, specific and overall impacts of the COVID-19 pandemic on the Company’s financial condition or results of operations, the Company’s belief that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, as well as its disclosures regarding market rate risk are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act. Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements. Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic. Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions. See the section appearing in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020 entitled “Risk Factors” and Part II, Item 1A in this Report for a more complete discussion of certain factors that may cause the Company’s actual results to differ from those in its forward looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At March 27, 2021, the Company had available a $25.0 million line of credit with CIBC Bank USA. The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (twelve months or less). The Company had no debt outstanding at March 27, 2021 under this line of credit. The Company’s earnings would be affected by changes in these short-term interest rates only in the event that it were to borrow amounts under this facility. With the Company’s borrowings at March 27, 2021, a one percent increase in short-term rates would have no impact on annual pretax earnings. The Company had no interest rate derivatives in place at March 27, 2021.

None of the Company’s cash and cash equivalents at March 27, 2021 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the three months ended March 27, 2021. During fiscal 2020, less than 7% of the Company’s total revenues and 1% of expenses were denominated in a foreign currency. Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $388,000. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 1A: Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 26, 2020.  If any of those factors were to occur, they could materially adversely affect our financial condition or future results, and could cause our actual results to differ materially from those expressed in its forward-looking statements in this report.  We are aware of no material changes to the Risk Factors discussed in our Annual Report on Form 10-K for the year ended December 26, 2020.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarized the Company’s common stock repurchase during the first quarter of 2021.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

December 27, 2020 to January 30, 2021	5,356	$176.35	5,356	125,248
January 31, 2021 to February 27, 2021	26,749	$179.18	26,749	98,499
February 28, 2021 to March 27, 2021	26,150	$180.42	26,150	72,349
(1)	The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date. The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and is currently limited to 5,000,000 shares, of which 72,349 may still be repurchased.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended March 27, 2021, formatted in Inline XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Shareholders’ Equity (Deficit), (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended March 27, 2021, formatted in Inline XBRL (contained in Exhibit 101).

*Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINMARK CORPORATION

Date: April 20, 2021	By:	/s/ Brett D. Heffes
Brett D. Heffes Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: April 20, 2021	By:	/s/ Anthony D. Ishaug
		Anthony D. Ishaug Executive Vice President Chief Financial Officer and Treasurer (principal financial and accounting officer)