Form 10-Q
period 2021-06-26
WINMARK CORP
filed 2021-07-20
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2021

or

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

Yes ☐              No ☒

Common stock, no par value, 3,632,168 shares outstanding as of July 16, 2021.

WINMARK CORPORATION AND SUBSIDIARIES

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	CONSOLIDATED CONDENSED BALANCE SHEETS June 26, 2021 and December 26, 2020	3

	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS Three Months Ended June 26, 2021 and June 27, 2020 Six Months Ended June 26, 2021 and June 27, 2020	4

	CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT): Three Months Ended June 26, 2021 and June 27, 2020 Six Months Ended June 26, 2021 and June 27, 2020	5

	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS Six Months Ended June 26, 2021 and June 27, 2020	6

	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION	21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

	SIGNATURES	23

PART I.          FINANCIAL INFORMATION

ITEM 1: Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 26, 2021	December 26, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$7,223,300	$6,659,000
Restricted cash	25,000	25,000
Receivables, less allowance for doubtful accounts of $1,000 and $800	1,176,300	1,581,900
Net investment in leases - current	6,005,300	8,687,500
Income tax receivable	695,200	221,200
Inventories	329,400	106,600
Prepaid expenses	687,200	995,200
Total current assets	16,141,700	18,276,400
Net investment in leases - long-term	1,779,400	4,573,600
Property and equipment, net	2,158,200	2,332,800
Operating lease right of use assets	3,116,400	3,226,300
Goodwill	607,500	607,500
Other assets	418,100	435,900
Deferred income taxes	2,798,100	1,890,700
	$27,019,400	$31,343,200
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $13,900 and $13,900	$4,236,100	$4,236,100
Accounts payable	1,458,000	1,769,600
Accrued liabilities	3,102,600	2,624,000
Discounted lease rentals	816,200	1,096,600
Deferred revenue	1,650,200	1,657,400
Total current liabilities	11,263,100	11,383,700
Long-Term Liabilities:
Notes payable, net of unamortized debt issuance costs of $47,900 and $54,800	15,514,600	17,632,700
Discounted lease rentals	217,200	574,000
Deferred revenue	6,937,800	7,050,900
Operating lease liabilities	5,063,500	5,307,400
Other liabilities	763,700	773,200
Total long-term liabilities	28,496,800	31,338,200
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,668,019 and 3,756,028 shares issued and outstanding	—	9,281,800
Retained earnings (accumulated deficit)	(12,740,500)	(20,660,500)
Total shareholders’ equity (deficit)	(12,740,500)	(11,378,700)
	$27,019,400	$31,343,200

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Revenue:
Royalties	$14,716,500	$7,805,800	$28,765,300	$18,978,300
Leasing income	2,848,600	3,473,800	6,085,600	9,345,000
Merchandise sales	683,100	361,500	1,275,500	1,115,600
Franchise fees	358,900	342,100	717,900	729,500
Other	422,500	406,300	844,200	821,100
Total revenue	19,029,600	12,389,500	37,688,500	30,989,500
Cost of merchandise sold	647,800	346,100	1,206,600	1,063,800
Leasing expense	662,400	516,600	1,051,900	1,932,800
Provision for credit losses	(62,700)	(111,500)	(111,400)	503,900
Selling, general and administrative expenses	5,805,200	4,960,500	10,907,500	10,709,400
Income from operations	11,976,900	6,677,800	24,633,900	16,779,600
Interest expense	(304,300)	(538,700)	(622,400)	(1,063,900)
Interest and other income	4,900	12,600	11,700	18,500
Income before income taxes	11,677,500	6,151,700	24,023,200	15,734,200
Provision for income taxes	(2,740,200)	(1,096,500)	(5,774,800)	(3,362,000)
Net income	$8,937,300	$5,055,200	$18,248,400	$12,372,200
Earnings per share - basic	$2.42	$1.37	$4.91	$3.34
Earnings per share - diluted	$2.33	$1.33	$4.74	$3.21
Weighted average shares outstanding - basic	3,693,503	3,688,248	3,715,088	3,699,923
Weighted average shares outstanding - diluted	3,830,844	3,803,807	3,852,534	3,857,779

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 26, 2020	3,756,028	$9,281,800	$(20,660,500)	$(11,378,700)
Repurchase of common stock	(58,255)	(9,935,800)	(519,400)	(10,455,200)
Stock options exercised	2,950	268,800	—	268,800
Compensation expense relating to stock options	—	385,200	—	385,200
Cash dividends ($0.25 per share)	—	—	(935,400)	(935,400)
Comprehensive income (Net income)	—	—	9,311,100	9,311,100
BALANCE, March 27, 2021	3,700,723	—	(12,804,200)	(12,804,200)
Repurchase of common stock	(43,833)	(1,254,400)	(7,208,600)	(8,463,000)
Stock options exercised	11,129	941,500	—	941,500
Compensation expense relating to stock options	—	312,900	—	312,900
Cash dividends ($0.45 per share)	—	—	(1,665,000)	(1,665,000)
Comprehensive income (Net income)	—	—	8,937,300	8,937,300
BALANCE, June 26, 2021	3,668,019	$—	$(12,740,500)	$(12,740,500)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 28, 2019	3,947,858	$11,929,300	$519,000	$12,448,300
Repurchase of common stock	(300,000)	(12,215,500)	(36,772,000)	(48,987,500)
Stock options exercised	2,895	145,900	—	145,900
Compensation expense relating to stock options	—	140,300	—	140,300
Cash dividends ($0.25 per share)	—	—	(912,200)	(912,200)
Comprehensive income (Net income)	—	—	7,317,000	7,317,000
BALANCE, March 28, 2020	3,650,753	—	(29,848,200)	(29,848,200)
Stock options exercised	72,434	6,013,600	—	6,013,600
Compensation expense relating to stock options	—	397,700	—	397,700
Cash dividends ($0.05 per share)	—	—	(184,500)	(184,500)
Comprehensive income (Net income)	—	—	5,055,200	5,055,200
BALANCE, June 27, 2020	3,723,187	$6,411,300	$(24,977,500)	$(18,566,200)

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 26, 2021	June 27, 2020
OPERATING ACTIVITIES:
Net income	$18,248,400	$12,372,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	223,200	246,000
Provision for credit losses	(111,400)	503,900
Compensation expense related to stock options	698,100	538,000
Deferred income taxes	(907,400)	(839,900)
Loss from disposal of property and equipment	—	200
Deferred initial direct costs	(2,100)	(14,500)
Amortization of deferred initial direct costs	16,400	66,400
Operating lease right of use asset amortization	109,900	242,100
Tax benefits on exercised stock options	248,900	477,900
Change in operating assets and liabilities:
Receivables	405,600	(224,300)
Principal collections on lease receivables	5,332,200	7,995,000
Income tax receivable/payable	(722,900)	3,300,800
Inventories	(222,800)	2,200
Prepaid expenses	308,000	1,200
Other assets	17,800	17,200
Accounts payable	(311,600)	816,600
Accrued and other liabilities	232,100	(701,600)
Rents received in advance and security deposits	(317,700)	(1,145,100)
Deferred revenue	(120,300)	(412,100)
Net cash provided by operating activities	23,124,400	23,242,200
INVESTING ACTIVITIES:
Purchase of property and equipment	(48,600)	(33,700)
Purchase of equipment for lease contracts	(78,200)	(2,658,200)
Net cash used for investing activities	(126,800)	(2,691,900)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	—	45,700,000
Payments on line of credit	—	(45,700,000)
Payments on notes payable	(2,125,000)	(1,625,000)
Repurchases of common stock	(18,918,200)	(48,987,500)
Proceeds from exercises of stock options	1,210,300	6,159,500
Dividends paid	(2,600,400)	(1,096,700)
Proceeds from discounted lease rentals	—	1,157,000
Net cash used for financing activities	(22,433,300)	(44,392,700)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	564,300	(23,842,400)
Cash, cash equivalents and restricted cash, beginning of period	6,684,000	25,180,300
Cash, cash equivalents and restricted cash, end of period	$7,248,300	$1,337,900
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$603,700	$1,067,000
Cash paid for income taxes	$7,156,200	$423,300

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Condensed Balance Sheets to the total of the same amounts shown above:
	Six Months Ended
	June 26, 2021	June 27, 2020
Cash and cash equivalents	$7,223,300	$1,287,900
Restricted cash	25,000	50,000
Total cash, cash equivalents and restricted cash	$7,248,300	$1,337,900

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

Revenues and operating results for the six months ended June 26, 2021 are not necessarily indicative of the results to be expected for the full year.

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

3. Contract Liabilities:

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees. The table below presents the activity of the current and noncurrent deferred franchise revenue during the first six months of 2021 and 2020, respectively:

	June 26, 2021	June 27, 2020
Balance at beginning of period	$8,708,300	$9,575,500
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	755,400	473,500
Fees earned that were included in the balance at the beginning of the period	(875,700)	(885,600)
Balance at end of period	$8,588,000	$9,163,400

The following table illustrates future estimated revenue to be recognized for the remainder of 2021 and full fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 26, 2021.

Contract Liabilities expected to be recognized in	Amount
2021	$815,800
2022	1,574,900
2023	1,403,600
2024	1,205,900
2025	989,500
Thereafter	2,598,300
$8,588,000

4. Fair Value Measurements:

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

5. Investment in Leasing Operations:

In May 2021, the Company made the decision to no longer solicit new leasing customers and will pursue an orderly run-off for its leasing portfolio.

Investment in leasing operations consists of the following:

	June 26, 2021	December 26, 2020
Direct financing and sales-type leases:
Minimum lease payments receivable	$8,163,200	$12,536,300
Estimated unguaranteed residual value of equipment	1,983,300	2,950,100
Unearned lease income, net of initial direct costs deferred	(825,800)	(1,439,500)
Security deposits	(1,851,300)	(2,169,000)
Equipment installed on leases not yet commenced	431,800	1,634,400
Total investment in direct financing and sales-type leases	7,901,200	13,512,300
Allowance for credit losses	(158,800)	(270,200)
Net investment in direct financing and sales-type leases	7,742,400	13,242,100
Operating leases:
Operating lease assets	517,300	599,100
Less accumulated depreciation and amortization	(475,000)	(580,100)
Net investment in operating leases	42,300	19,000
Total net investment in leasing operations	$7,784,700	$13,261,100

As of June 27, 2021, the $7.8 million total net investment in leases consists of $6.0 million classified as current and $1.8 million classified as long-term. As of December 26, 2020, the $13.3 million total net investment in leases consists of $8.7 million classified as current and $4.6 million classified as long-term.

As of June 26, 2021, there were no customers with leased assets greater than 10% of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2021 and the full fiscal years thereafter as of June 26, 2021:

	Direct Financing and Sales-Type Leases
	Minimum Lease	Income
Fiscal Year	Payments Receivable	Amortization
2021	$4,651,400	$558,500
2022	3,365,300	257,100
2023	143,100	10,100
2024	3,400	100
	$8,163,200	$825,800

The activity in the allowance for credit losses for leasing operations during the first six months of 2021 and 2020, respectively, is as follows:

	June 26, 2021	June 27, 2020
Balance at beginning of period	$270,200	$580,600
Provisions charged to expense	(111,400)	503,900
Recoveries	—	(11,800)
Deductions for amounts written-off	—	(148,900)
Balance at end of period	$158,800	$923,800

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	June 26, 2021		December 26, 2020
	Investment	Allowance for	Investment	Allowance for
	In Leases	Credit Losses	In Leases	Credit Losses
Collectively evaluated for loss potential	$7,901,200	$158,800	$13,512,300	$270,200
Individually evaluated for loss potential	—	—	—	—
Total	$7,901,200	$158,800	$13,512,300	$270,200

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

June 26, 2021
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total

Total investment in leases	$7,901,200	$—	$—	$—	$7,901,200

December 26, 2020
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total

Total investment in leases	$13,512,300	$—	$—	$—	$13,512,300

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

Leasing income as presented on the Consolidated Condensed Statements of Operations consists of the following:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Interest income on direct financing and sales-type leases	$482,800	$979,700	$1,102,500	$2,108,300
Selling profit (loss) at commencement of sales-type leases	356,300	872,700	1,430,000	1,185,900
Operating lease income	476,500	654,500	960,800	1,089,900
Income on sales of equipment under lease	1,479,900	903,600	2,225,500	4,164,900
Other	53,100	63,300	366,800	796,000
Leasing income	$2,848,600	$3,473,800	$6,085,600	$9,345,000

6. Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Denominator for basic EPS — weighted average common shares	3,693,503	3,688,248	3,715,088	3,699,923
Dilutive shares associated with option plans	137,341	115,559	137,446	157,856
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	3,830,844	3,803,807	3,852,534	3,857,779
Options excluded from EPS calculation — anti-dilutive	6,670	27,250	9,654	10,269

7. Shareholders’ Equity (Deficit):

Dividends

On January 27, 2021, the Company’s Board of Directors approved the payment of a $0.25 per share quarterly cash dividend to shareholders of record at the close of business on February 10, 2021, which was paid on March 1, 2021.

On April 14, 2021, the Company’s Board of Directors approved the payment of a $0.45 per share quarterly cash dividend to shareholders of record at the close of business on May 12, 2021, which was paid on June 1, 2021.

Repurchase of Common Stock

In the first six months of 2021, the Company repurchased 102,088 shares of its common stock. Under the Board of Directors’ authorization, as of June 26, 2021, the Company has the ability to repurchase an additional 28,516 shares of its common stock. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

Stock option activity under the Company’s option plans as of June 26, 2021 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 26, 2020	393,488	$113.19	5.61	$27,864,900
Granted	34,000	191.82
Exercised	(14,079)	85.96
Forfeited	(2,700)	151.06
Outstanding, June 26, 2021	410,709	$120.39	5.53	$29,093,400
Exercisable, June 26, 2021	288,979	$98.91	4.17	$26,593,700

The fair value of options granted under the Option Plans during the first six months of 2021 and 2020 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Six Months Ended
	June 26, 2021	June 27, 2020
Risk free interest rate	0.90%	0.40%
Expected life (years)	6	6
Expected volatility	25.07%	25.03%
Dividend yield	2.74%	1.92%
Option fair value	$32.70	$26.55

All unexercised options at June 26, 2021 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $698,100 and $538,000 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first six months of 2021 and 2020, respectively. As of June 26, 2021, the Company had $3.2 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.8 years.

8. Debt:

Line of Credit

As of June 26, 2021, there were no borrowings outstanding under the Company’s revolving credit facility with CIBC Bank USA (the “Line of Credit”), leaving $25.0 million available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes. The Line of Credit, which terminates in August 2024 is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit). As of June 26, 2021, the Company was in compliance with all of its financial covenants.

Notes Payable

As of June 26, 2021, the Company had $12.0 million in principal outstanding from the $25.0 million Series A notes issued in May 2015 and $7.8 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 under the Note Agreement with Prudential Investment Management, Inc., its affiliates and managed accounts (“Prudential”).

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and tangible net worth and maximum levels of leverage (all as defined within the Note Agreement). As of June 26, 2021, the Company was in compliance with all of its financial covenants.

In connection with the Note Agreement, the Company incurred debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

9. Discounted Lease Rentals:

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions at a weighted average rate of 5.91% at June 26, 2021 on a non-recourse basis. As of June 26, 2021, $0.8 million of the $1.0 million liability balance is current.

10. Operating Leases:

As of June 26, 2021, the Company leases its Minnesota corporate headquarters in a facility with an operating lease that expires in December 2029. The remaining lease term for this lease is 8.5 years and the discount rate is 5.5%. The Company recognized $580,000 and $597,400 of rent expense for the periods ended June 26, 2021 and June 27, 2020, respectively.

Maturities of operating lease liabilities is as follows for the remainder of fiscal 2021 and full fiscal years thereafter as of June 26, 2021:

Operating Lease Liabilities expected to be recognized in	Amount
2021	$364,800
2022	742,900
2023	763,300
2024	784,400
2025	806,000
Thereafter	3,452,600
Total lease payments	6,914,000
Less imputed interest	(1,391,200)
Present value of lease liabilities	$5,522,800

Of the $5.5 million operating lease liability outstanding at June 26, 2021, $0.5 million is included in Accrued liabilities in the Current liabilities section of the Consolidated Condensed Balance Sheets.

Supplemental cash flow information related to our operating leases is as follows for the period ended June 26, 2021:

	Six Months Ended
	June 26, 2021	June 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow outflow from operating leases	$358,300	$348,600

11. Segment Reporting:

The Company currently has two reportable business segments, franchising and leasing. The franchising segment franchises value-oriented retail store concepts that buy, sell, trade and consign merchandise. The leasing segment includes the Company’s equipment leasing business. Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses. The Company’s internal management reporting is the basis for the information disclosed for its business segments and includes allocation of shared-service costs. Segment assets are those that are directly used in or identified with segment operations, including cash, restricted cash, accounts receivable, prepaid expenses, inventory, property and equipment, investment in leasing operations and goodwill. Unallocated assets include corporate cash and cash equivalents, current and deferred tax amounts, operating lease right of use assets and other corporate assets. Inter-segment balances and transactions have been eliminated. The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Revenue:
Franchising	$16,181,000	$8,915,700	$31,602,900	$21,644,500
Leasing	2,848,600	3,473,800	6,085,600	9,345,000
Total revenue	$19,029,600	$12,389,500	$37,688,500	$30,989,500

Reconciliation to operating income:
Franchising segment contribution	$10,546,900	$4,599,700	$21,271,400	$11,811,100
Leasing segment contribution	1,430,000	2,078,100	3,362,500	4,968,500
Total operating income	$11,976,900	$6,677,800	$24,633,900	$16,779,600

Depreciation and amortization:
Franchising	$62,300	$72,700	$128,200	$145,300
Leasing	47,100	50,200	95,000	100,700
Total depreciation and amortization	$109,400	$122,900	$223,200	$246,000

	As of
	June 26, 2021	December 26, 2020
Identifiable assets:
Franchising	$3,662,500	$4,848,300
Leasing	8,355,000	14,462,600
Unallocated	15,001,900	12,032,300
Total	$27,019,400	$31,343,200

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

COVID-19 Pandemic

The emergence of the coronavirus (COVID-19) and new variants of the virus around the world, and particularly in the United States and Canada, continues to present significant risks to the Company, not all of which the Company is able to fully evaluate or even to foresee at the current time. The pandemic affected the Company’s financial results and business operations in the Company’s first six months ended June 26, 2021 and June 27, 2020, and economic and health conditions in the United States and across most of the globe have continued to change since the beginning of the pandemic. Notably, a number of the Company’s franchised store locations were temporarily closed to in-store consumer activities from time to time due to various restrictions. Such temporary store closings may reoccur and customer traffic may continue to be impacted depending on the duration and severity of the pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or re-imposition of restrictions that have been imposed to date, and numerous other uncertainties.

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

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the six-month period ended June 26, 2021 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the pandemic on the Company’s management and employees, its franchisees or leasing customers nor to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Overview

We are a franchising business focused on sustainability and small business formation. As of June 26, 2021, we had 1,266 resale franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands. Our franchise business is not capital intensive and is designed to generate consistent, recurring revenue and strong operating margins.

The financial criteria that management closely tracks to evaluate current business operations and future prospects include royalties and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees. During the first six months of 2021, our royalties increased $9.8 million or 51.6% compared to the first six months of 2020.

Management continually monitors the level and timing of selling, general and administrative expenses. The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees. During the first six months of 2021, selling, general and administrative expenses increased $0.2 million, or 1.8% compared to the first six months of 2020.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals. The following is a summary of our franchising activity for the first six months ended June 26, 2021:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/26/2020	OPENED	CLOSED	6/26/2021	RENEWAL	RENEWALS
Plato’s Closet
Franchises - US and Canada	485	2	(1)	486	25	25
Once Upon A Child
Franchises - US and Canada	399	—	(2)	397	11	11
Play It Again Sports
Franchises - US and Canada	274	3	(2)	275	25	25
Style Encore
Franchises - US and Canada	69	2	—	71	—	—
Music Go Round
Franchises - US	37	—	—	37	—	—
Total Franchised Stores	1,264	7	(5)	1,266	61	61

Renewal activity is a key focus area for management. Our franchisees sign 10-year agreements with us. The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties. During the first six months of 2021, we renewed 61 of the 61 franchise agreements available for renewal.

Our ability to grow our operating income is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchises, and (iii) control our selling, general and administrative expenses.

In May 2021, we made the decision to no longer solicit new leasing customers and will pursue an orderly run-off of our middle-market leasing portfolio, the operations of which constitute our leasing segment. Leasing income net of leasing expense for the first six months of 2021 was $5.0 million compared to $7.4 million in the first six months of 2020. During the first six months of 2021, we purchased $0.1 million in equipment for lease customers compared to $2.7 million in the first six months of 2020. Our leasing portfolio (net investment in leases – current and long-term), was $7.8 million at June 26, 2021 compared to $13.3 million at December 26, 2020. Given the decision to run-off the portfolio, we anticipate that leasing income net of leasing expense, purchases of equipment for lease customers and the size of the leasing portfolio will continue to decrease through the run-off period. See Note 5 – “Investment in Leasing

Operations” for information regarding the lease portfolio, including future minimum lease payments receivable under lease contracts and the amortization of unearned lease income.

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020

Revenue:
Royalties	77.3%	63.0%	76.3%	61.2%
Leasing income	15.0	28.0	16.2	30.2
Merchandise sales	3.6	2.9	3.4	3.6
Franchise fees	1.9	2.8	1.9	2.4
Other	2.2	3.3	2.2	2.6
Total revenue	100.0	100.0	100.0	100.0

Cost of merchandise sold	(3.4)	(2.8)	(3.2)	(3.4)
Leasing expense	(3.5)	(4.2)	(2.8)	(6.2)
Provision for credit losses	0.3	0.9	0.3	(1.6)
Selling, general and administrative expenses	(30.5)	(40.0)	(28.9)	(34.6)
Income from operations	62.9	53.9	65.4	54.2
Interest expense	(1.6)	(4.3)	(1.7)	(3.4)
Interest and other income	—	0.1	—	—
Income before income taxes	61.3	49.7	63.7	50.8
Provision for income taxes	(14.4)	(8.9)	(15.3)	(10.9)
Net income	46.9%	40.8%	48.4%	39.9%

Comparison of Three Months Ended June 26, 2021 to Three Months Ended June 27, 2020

Revenue

Revenues for the quarter ended June 26, 2021 totaled $19.0 million compared to $12.4 million for the comparable period in 2020.

Royalties and Franchise Fees

Royalties increased to $14.7 million for the second quarter of 2021 from $7.8 million for the second quarter of 2020, an 88.5% increase. The increase is primarily from higher franchisee retail sales and from having additional franchise stores in the second quarter of 2021 compared to the same period in 2020. Lower franchisee retail sales in the second quarter of 2020 were directly attributable to the temporary store closings and reduced customer traffic resulting from the COVID-19 pandemic. For illustrative purposes, royalties for the second quarter of 2019 were $12.7 million.

Franchise fees of $0.4 million for the second quarter of 2021 were comparable to $0.3 million for the second quarter of 2020.

Leasing Income

Leasing income decreased to $2.8 million for the second quarter of 2021 compared to $3.5 million for the same period in 2020. The decrease is primarily due to a decrease in selling profit at the commencement of sales-type leases and lower levels of interest income from the smaller lease portfolio, partially offset by a higher level of equipment sales to customers, when compared to the same period last year.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales of $0.7 million for the second quarter of 2021 compared to $0.4 million in the same period of 2020. The increase is primarily due to an increase in technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold of $0.7 million for the second quarter of 2021 compared to $0.3 million in the same period of 2020. The increase was primarily due to the increase in Direct Franchisee Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the second quarter of 2021 and 2020 was 94.8% and 95.7%, respectively.

Leasing Expense

Leasing expense of $0.7 million for the second quarter of 2021 was comparable to $0.5 million for the second quarter of 2020.

Provision for Credit Losses

Provision for credit losses of $(0.1) million for the second quarter of 2021 was comparable to $(0.1) million for the second quarter of 2020.

Selling, General and Administrative

Selling, general and administrative expenses increased 17.0% to $5.8 million in the second quarter of 2021 compared to $5.0 million in the same period of 2020. The increase was primarily due to an increase in advertising production expenses.

Interest Expense

Interest expense decreased to $0.3 million for the second quarter of 2021 compared to $0.5 million for the second quarter of 2020. The decrease is primarily due to lower average corporate borrowings when compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 23.5% and 17.8% for the second quarter of 2021 and 2020, respectively. The increase is primarily due to lower benefits on the exercise of non-qualified stock options and an increase in state taxes.

Comparison of Six Months Ended June 26, 2021 to Six Months Ended June 27, 2020

Revenue

Revenues for the first six months of 2021 totaled $37.7 million compared to $31.0 million for the comparable period in 2020.

Royalties and Franchise Fees

Royalties increased to $28.8 million for the first six months of 2021 from $19.0 million for the first six months of 2020, a 51.6% increase. The increase in royalties is primarily from higher franchisee retail sales in the first six months of 2021 compared to the same period last year. Lower franchisee retail sales in the first six months of 2020 were directly attributable to the temporary store closing and reduced customer traffic resulting from the COVID-19 pandemic. For illustrative purposes, royalties for the first six months of 2019 were $24.4 million.

Franchise fees of $0.7 million for the first six months of 2021 were comparable to $0.7 million for the first six months of 2020.

Leasing Income

Leasing income decreased to $6.1 million for the first six months of 2021 compared to $9.3 million for the same period in 2020. The decrease is primarily due to lower levels of equipment sales to customers and lower levels of interest income from the smaller lease portfolio when compared to the same period last year.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales of $1.3 million for the first six months of 2021 was comparable to $1.1 million in the same period of 2020.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold of $1.2 million for the first six months of 2021 was comparable to $1.1 million in the same period of 2020. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first six months of 2021 and 2020 was 94.6% and 95.4%, respectively.

Leasing Expense

Leasing expense decreased to $1.1 million for the first six months of 2021 compared to $1.9 million for the first six months of 2020. The decrease was due to a decrease in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was $(0.1) million for the first six months of 2021 compared to $0.5 million for the first six months of 2020. Provision levels for the first six months of 2020 reflected the then estimated impact of the COVID-19 pandemic on the credit quality of customers in our lease portfolio at that time.

Selling, General and Administrative

Selling, general and administrative expenses increased 1.8% to $10.9 million in the first six months of 2021 compared to $10.7 million in the same period of 2020. The increase was primarily due to an increase in advertising production expenses.

Interest Expense

Interest expense was $0.6 million for the first six months of 2021 compared to $1.1 million for the first six months of 2020. The decrease is primarily due to lower average corporate borrowings when compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 24.0% and 21.4% for the first six months of 2021 and 2020, respectively. The increase is primarily due to lower tax benefits on the exercise of non-qualified stock options and an increase in state taxes.

Segment Comparison of Three Months Ended June 26, 2021 to Three Months Ended June 27, 2020

Franchising Segment Operating Income

The franchising segment’s operating income for the second quarter of 2021 increased to $10.5 million from $4.6 million for the second quarter of 2020. The increase in segment contribution was due to increased royalty revenues, partially offset by an increase in selling, general and administrative expenses.

Leasing Segment Operating Income

The leasing segment’s operating income for the second quarter of 2021 decreased to $1.4 million from $2.1 million for the second quarter of 2020. The decrease in segment contribution was due to a decrease in leasing income net of leasing expenses, partially offset by a decrease in selling, general and administrative expenses.

Segment Comparison of Six Months Ended June 26, 2021 to Six Months Ended June 27, 2020

Franchising Segment Operating Income

The franchising segment’s operating income for the first six months of 2021 increased to $21.3 million from $11.8 million for the first six months of 2020. The increase in segment contribution was due to increased royalty revenues, partially offset by an increase in selling, general and administrative expenses.

Leasing Segment Operating Income

The leasing segment’s operating income for the first six months of 2021 decreased to $3.4 million from $5.0 million for the first six months of 2020. The decrease in segment contribution was due to a decrease in leasing income net of leasing expenses, partially offset by a decrease in provision for credit losses and a decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flows from operations and borrowings. The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.

We ended the second quarter of 2021 with $7.2 million in cash, cash equivalents and restricted cash compared to $1.3 million in cash, cash equivalents and restricted cash at the end of the second quarter of 2020.

Operating activities provided $23.1 million of cash during the first six months of 2021, comparable to $23.2 million provided during the same period last year.

Investing activities used $0.1 million of cash during the first six months of 2021. The 2021 activities consisted primarily of the purchase of equipment for lease customers of $0.1 million.

Financing activities used $22.4 million of cash during the first six months of 2021. Our most significant financing activities during the first six months of 2021 consisted of $18.9 million to repurchase 102,088 shares of our common stock, $2.6 million for the payment of dividends, and payments on notes payable of $2.1 million; partially offset by $1.2 million of proceeds from exercise of stock options (See Note 7 — “Shareholders’ Equity (Deficit),” and Note 8 — “Debt”).

As of June 26, 2021, we had no off balance sheet arrangements.

As of June 26, 2021, our borrowing availability under our Line of Credit was $25.0 million (the lesser of the borrowing base or the aggregate line of credit). There were no borrowings outstanding at June 26, 2021 under the Line of Credit leaving $25.0 million available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes. The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and tangible net worth and maximum levels of leverage (all as defined within the Line of Credit).

As of June 26, 2021, we had $12.0 million in principal outstanding from the $25.0 million Series A notes issued in May 2015 and $7.8 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 under our Note Agreement with Prudential.

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

As of June 26, 2021, we were in compliance with all of the financial covenants under the Line of Credit and Note Agreement.

We expect to generate the cash necessary to pay our expenses and to pay the principal and interest on our outstanding debt from cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate. Our ability to pay our expenses and meet our debt service obligations depends on our future performance, which may be affected by financial, business, economic, and other factors including the risk factors described under Item 1A of our Form 10-K for the fiscal year ended December 26, 2020 and under Item 1A below. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all. Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase our cost of capital.

While significant uncertainty exists as to the full impact of the COVID-19 pandemic on our liquidity and capital resources, as of the date of this report we believe that the combination of our cash on hand, the cash generated from our franchising and leasing businesses and our Line of Credit will be adequate to fund our planned operations through 2022.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales. The Company recognizes royalties as revenue when earned. At the end of each accounting period, estimates of royalty amounts due are made based on the most recent franchisee sales information available. If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted. During the first six months of 2021, the Company collected $1,900 more than it estimated at December 26, 2020. As of June 26, 2021, the Company’s royalty receivable was $1,105,400.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue over the estimated life of the franchise, beginning when the franchise is opened. Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated condensed balance sheet. As of June 26, 2021, deferred franchise fee revenue was $6,662,000.

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At June 26, 2021, the Company had available a $25.0 million line of credit with CIBC Bank USA. The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (twelve months or less). The Company had no debt outstanding at June 26, 2021 under this line of credit. The Company’s earnings would be affected by changes in these short-term interest rates only in the event that it were to borrow amounts under this facility. With the Company’s borrowings at June 26, 2021, a one percent increase in short-term rates would have no impact on annual pretax earnings. The Company had no interest rate derivatives in place at June 26, 2021.

None of the Company’s cash and cash equivalents at June 26, 2021 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the six months ended June 26, 2021. During fiscal 2020, less than 7% of the Company’s total revenues and 1% of expenses were denominated in a foreign currency. Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $388,000. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company’s common stock repurchases during the second quarter of 2021.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

March 28, 2021 to May 1, 2021	6,778	$184.67	6,778	65,571
May 2, 2021 to May 29, 2021	16,519	$192.14	16,519	49,052
May 30, 2021 to June 26, 2021	20,536	$196.60	20,536	28,516
(1)	The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date. The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and as of June 26, 2021 was limited to 5,000,000 shares, of which 28,516 may still be repurchased.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended June 26, 2021, formatted in Inline XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Shareholders’ Equity (Deficit), (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended June 26, 2021, formatted in Inline XBRL (contained in Exhibit 101).

*Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINMARK CORPORATION

Date: July 20, 2021	By:	/s/ Brett D. Heffes
Brett D. Heffes Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: July 20, 2021	By:	/s/ Anthony D. Ishaug
		Anthony D. Ishaug Executive Vice President Chief Financial Officer and Treasurer (principal financial and accounting officer)