Form 10-Q
period 2021-09-25
WINMARK CORP
filed 2021-10-13
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2021

or

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

Yes ☐              No ☒

Common stock, no par value, 3,626,338 shares outstanding as of October 12, 2021.

WINMARK CORPORATION AND SUBSIDIARIES

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	CONSOLIDATED CONDENSED BALANCE SHEETS September 25, 2021 and December 26, 2020	3

	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS Three Months Ended September 25, 2021 and September 26, 2020 Nine Months Ended September 25, 2021 and September 26, 2020	4

	CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT): Three Months Ended September 25, 2021 and September 26, 2020 Nine Months Ended September 25, 2021 and September 26, 2020	5

	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS Nine Months Ended September 25, 2021 and September 26, 2020	6

	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION	22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

	SIGNATURES	25

PART I.          FINANCIAL INFORMATION

ITEM 1: Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 25, 2021	December 26, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$37,569,100	$6,659,000
Restricted cash	15,000	25,000
Receivables, less allowance for doubtful accounts of $1,200 and $800	1,394,900	1,581,900
Net investment in leases - current	3,884,600	8,687,500
Income tax receivable	188,200	221,200
Inventories	408,600	106,600
Prepaid expenses	958,700	995,200
Total current assets	44,419,100	18,276,400
Net investment in leases - long-term	1,157,000	4,573,600
Property and equipment, net	2,055,800	2,332,800
Operating lease right of use assets	3,059,300	3,226,300
Goodwill	607,500	607,500
Other assets	416,900	435,900
Deferred income taxes	3,256,200	1,890,700
	$54,971,800	$31,343,200
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $17,400 and $13,900	$4,232,600	$4,236,100
Accounts payable	1,988,600	1,769,600
Accrued liabilities	2,918,800	2,624,000
Discounted lease rentals	—	1,096,600
Deferred revenue	1,643,900	1,657,400
Total current liabilities	10,783,900	11,383,700
Long-Term Liabilities:
Notes payable, net of unamortized debt issuance costs of $65,500 and $54,800	44,434,500	17,632,700
Discounted lease rentals	—	574,000
Deferred revenue	6,849,600	7,050,900
Operating lease liabilities	4,946,900	5,307,400
Other liabilities	759,000	773,200
Total long-term liabilities	56,990,000	31,338,200
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,623,538 and 3,756,028 shares issued and outstanding	—	9,281,800
Retained earnings (accumulated deficit)	(12,802,100)	(20,660,500)
Total shareholders’ equity (deficit)	(12,802,100)	(11,378,700)
	$54,971,800	$31,343,200

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Revenue:
Royalties	$16,375,900	$14,210,000	$45,141,200	$33,188,300
Leasing income	2,266,200	2,695,800	8,351,800	12,040,800
Merchandise sales	704,800	631,200	1,980,300	1,746,800
Franchise fees	383,400	335,400	1,101,300	1,064,900
Other	423,100	404,600	1,267,300	1,225,700
Total revenue	20,153,400	18,277,000	57,841,900	49,266,500
Cost of merchandise sold	681,100	598,200	1,887,700	1,662,000
Leasing expense	358,900	510,900	1,410,800	2,443,700
Provision for credit losses	(55,900)	(339,600)	(167,300)	164,300
Selling, general and administrative expenses	5,380,100	5,009,700	16,287,600	15,719,100
Income from operations	13,789,200	12,497,800	38,423,100	29,277,400
Interest expense	(323,200)	(345,700)	(945,600)	(1,409,600)
Interest and other income (expense)	(18,800)	9,200	(7,100)	27,700
Income before income taxes	13,447,200	12,161,300	37,470,400	27,895,500
Provision for income taxes	(3,364,700)	(2,802,500)	(9,139,500)	(6,164,500)
Net income	$10,082,500	$9,358,800	$28,330,900	$21,731,000
Earnings per share - basic	$2.77	$2.51	$7.68	$5.86
Earnings per share - diluted	$2.67	$2.43	$7.40	$5.63
Weighted average shares outstanding - basic	3,635,055	3,730,490	3,688,419	3,710,112
Weighted average shares outstanding - diluted	3,782,873	3,857,702	3,829,322	3,857,754

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 26, 2020	3,756,028	$9,281,800	$(20,660,500)	$(11,378,700)
Repurchase of common stock	(58,255)	(9,935,800)	(519,400)	(10,455,200)
Stock options exercised	2,950	268,800	—	268,800
Compensation expense relating to stock options	—	385,200	—	385,200
Cash dividends ($0.25 per share)	—	—	(935,400)	(935,400)
Comprehensive income (Net income)	—	—	9,311,100	9,311,100
BALANCE, March 27, 2021	3,700,723	—	(12,804,200)	(12,804,200)
Repurchase of common stock	(43,833)	(1,254,400)	(7,208,600)	(8,463,000)
Stock options exercised	11,129	941,500	—	941,500
Compensation expense relating to stock options	—	312,900	—	312,900
Cash dividends ($0.45 per share)	—	—	(1,665,000)	(1,665,000)
Comprehensive income (Net income)	—	—	8,937,300	8,937,300
BALANCE, June 26, 2021	3,668,019	$—	$(12,740,500)	$(12,740,500)
Repurchase of common stock	(45,731)	(465,100)	(8,509,600)	(8,974,700)
Stock options exercised	1,250	89,000	—	89,000
Compensation expense relating to stock options	—	376,100	—	376,100
Cash dividends ($0.45 per share)	—	—	(1,634,500)	(1,634,500)
Comprehensive income (Net income)	—	—	10,082,500	10,082,500
BALANCE, September 25, 2021	3,623,538	$—	$(12,802,100)	$(12,802,100)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 28, 2019	3,947,858	$11,929,300	$519,000	$12,448,300
Repurchase of common stock	(300,000)	(12,215,500)	(36,772,000)	(48,987,500)
Stock options exercised	2,895	145,900	—	145,900
Compensation expense relating to stock options	—	140,300	—	140,300
Cash dividends ($0.25 per share)	—	—	(912,200)	(912,200)
Comprehensive income (Net income)	—	—	7,317,000	7,317,000
BALANCE, March 28, 2020	3,650,753	—	(29,848,200)	(29,848,200)
Stock options exercised	72,434	6,013,600	—	6,013,600
Compensation expense relating to stock options	—	397,700	—	397,700
Cash dividends ($0.05 per share)	—	—	(184,500)	(184,500)
Comprehensive income (Net income)	—	—	5,055,200	5,055,200
BALANCE, June 27, 2020	3,723,187	$6,411,300	$(24,977,500)	$(18,566,200)
Repurchase of common stock	12,250	914,600	—	914,600
Compensation expense relating to stock options	—	391,900	—	391,900
Cash dividends ($0.25 per share)	—	—	(932,800)	(932,800)
Comprehensive income (Net income)	—	—	9,358,800	9,358,800
BALANCE, September 26, 2020	3,735,437	$7,717,800	$(16,551,500)	$(8,833,700)

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 25, 2021	September 26, 2020
OPERATING ACTIVITIES:
Net income	$28,330,900	$21,731,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	328,800	366,700
Provision for credit losses	(167,300)	164,300
Compensation expense related to stock options	1,074,200	929,900
Deferred income taxes	(1,365,500)	(1,251,000)
Loss from disposal of property and equipment	—	200
Deferred initial direct costs	(2,100)	(18,300)
Amortization of deferred initial direct costs	18,800	89,400
Operating lease right of use asset amortization	167,000	293,400
Tax benefits on exercised stock options	249,200	602,400
Change in operating assets and liabilities:
Receivables	187,000	(278,100)
Principal collections on lease receivables	7,452,200	11,418,500
Income tax receivable/payable	(216,200)	368,000
Inventories	(302,000)	900
Prepaid expenses	36,500	(190,700)
Other assets	19,000	34,200
Accounts payable	219,000	257,700
Accrued and other liabilities	(94,100)	(864,100)
Rents received in advance and security deposits	(674,500)	(1,252,000)
Deferred revenue	(214,800)	(630,300)
Net cash provided by operating activities	35,046,100	31,772,100
INVESTING ACTIVITIES:
Purchase of property and equipment	(51,800)	(33,400)
Purchase of equipment for lease contracts	(78,200)	(3,128,200)
Net cash used for investing activities	(130,000)	(3,161,600)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	—	46,600,000
Payments on line of credit	—	(46,600,000)
Proceeds from borrowings on notes payable	30,000,000	—
Payments on notes payable	(3,187,500)	(2,687,500)
Repurchases of common stock	(27,892,900)	(48,987,500)
Proceeds from exercises of stock options	1,299,300	7,074,100
Dividends paid	(4,234,900)	(2,029,500)
Proceeds from discounted lease rentals	—	1,157,000
Net cash used for financing activities	(4,016,000)	(45,473,400)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	30,900,100	(16,862,900)
Cash, cash equivalents and restricted cash, beginning of period	6,684,000	25,180,300
Cash, cash equivalents and restricted cash, end of period	$37,584,100	$8,317,400
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$884,100	$1,426,100
Cash paid for income taxes	$10,472,000	$6,445,200

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Condensed Balance Sheets to the total of the same amounts shown above:
	Nine Months Ended
	September 25, 2021	September 26, 2020
Cash and cash equivalents	$37,569,100	$8,267,400
Restricted cash	15,000	50,000
Total cash, cash equivalents and restricted cash	$37,584,100	$8,317,400

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

Revenues and operating results for the nine months ended September 25, 2021 are not necessarily indicative of the results to be expected for the full year.

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

3. Contract Liabilities:

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees. The table below presents the activity of the current and noncurrent deferred franchise revenue during the first nine months of 2021 and 2020, respectively:

	September 25, 2021	September 26, 2020
Balance at beginning of period	$8,708,300	$9,575,500
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	1,110,600	656,700
Fees earned that were included in the balance at the beginning of the period	(1,325,400)	(1,287,000)
Balance at end of period	$8,493,500	$8,945,200

The following table illustrates future estimated revenue to be recognized for the remainder of 2021 and full fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 25, 2021.

Contract Liabilities expected to be recognized in	Amount
2021	$418,400
2022	1,605,500
2023	1,434,200
2024	1,236,500
2025	1,020,100
Thereafter	2,778,800
$8,493,500

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

5. Investment in Leasing Operations:

In May 2021, the Company made the decision to no longer solicit new leasing customers and will pursue an orderly run-off for its leasing portfolio.

Investment in leasing operations consists of the following:

	September 25, 2021	December 26, 2020
Direct financing and sales-type leases:
Minimum lease payments receivable	$5,111,300	$12,536,300
Estimated unguaranteed residual value of equipment	1,643,300	2,950,100
Unearned lease income, net of initial direct costs deferred	(611,100)	(1,439,500)
Security deposits	(1,494,500)	(2,169,000)
Equipment installed on leases not yet commenced	431,800	1,634,400
Total investment in direct financing and sales-type leases	5,080,800	13,512,300
Allowance for credit losses	(102,900)	(270,200)
Net investment in direct financing and sales-type leases	4,977,900	13,242,100
Operating leases:
Operating lease assets	469,800	599,100
Less accumulated depreciation and amortization	(406,100)	(580,100)
Net investment in operating leases	63,700	19,000
Total net investment in leasing operations	$5,041,600	$13,261,100

As of September 25, 2021, the $5.0 million total net investment in leases consists of $3.9 million classified as current and $1.1 million classified as long-term. As of December 26, 2020, the $13.3 million total net investment in leases consists of $8.7 million classified as current and $4.6 million classified as long-term.

As of September 25, 2021, there were no customers with leased assets greater than 10% of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2021 and the full fiscal years thereafter as of September 25, 2021:

	Direct Financing and Sales-Type Leases
	Minimum Lease	Income
Fiscal Year	Payments Receivable	Amortization
2021	$1,442,000	$278,200
2022	3,538,900	321,600
2023	126,900	11,200
2024	3,500	100
	$5,111,300	$611,100

The activity in the allowance for credit losses for leasing operations during the first nine months of 2021 and 2020, respectively, is as follows:

	September 25, 2021	September 26, 2020
Balance at beginning of period	$270,200	$580,600
Provisions charged to expense	(167,300)	164,300
Recoveries	—	(12,400)
Deductions for amounts written-off	—	(148,900)
Balance at end of period	$102,900	$583,600

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	September 25, 2021		December 26, 2020
	Investment	Allowance for	Investment	Allowance for
	In Leases	Credit Losses	In Leases	Credit Losses
Collectively evaluated for loss potential	$5,080,800	$102,900	$13,512,300	$270,200
Individually evaluated for loss potential	—	—	—	—
Total	$5,080,800	$102,900	$13,512,300	$270,200

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

September 25, 2021
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total

Total investment in leases	$5,080,800	$—	$—	$—	$5,080,800

December 26, 2020
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total

Total investment in leases	$13,512,300	$—	$—	$—	$13,512,300

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

Leasing income as presented on the Consolidated Condensed Statements of Operations consists of the following:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Interest income on direct financing and sales-type leases	$362,200	$839,600	$1,464,700	$2,947,900
Selling profit (loss) at commencement of sales-type leases	164,300	267,700	1,594,300	1,453,600
Operating lease income	436,700	668,600	1,397,500	1,758,500
Income on sales of equipment under lease	988,500	913,400	3,214,000	5,078,300
Other	314,500	6,500	681,300	802,500
Leasing income	$2,266,200	$2,695,800	$8,351,800	$12,040,800

6. Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Denominator for basic EPS — weighted average common shares	3,635,055	3,730,490	3,688,419	3,710,112
Dilutive shares associated with option plans	147,818	127,212	140,903	147,642
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	3,782,873	3,857,702	3,829,322	3,857,754
Options excluded from EPS calculation — anti-dilutive	3,038	11,979	6,833	11,057

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

On July 14, 2021, the Company’s Board of Directors approved the payment of a $0.45 per share quarterly cash dividend to shareholders of record at the close of business on August 11, 2021, which was paid on September 1, 2021

Repurchase of Common Stock

In the first nine months of 2021, the Company repurchased 147,819 shares of its common stock. Under the Board of Directors’ authorization, as of September 25, 2021, the Company has the ability to repurchase an additional 382,785 shares of its common stock. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

Stock option activity under the Company’s option plans as of September 25, 2021 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 26, 2020	393,488	$113.19	5.61	$27,864,900
Granted	34,000	191.82
Exercised	(15,329)	84.76
Forfeited	(2,700)	151.06
Outstanding, September 25, 2021	409,459	$120.54	5.29	$39,222,800
Exercisable, September 25, 2021	287,729	$99.03	3.93	$33,749,500

The fair value of options granted under the Option Plans during the first nine months of 2021 and 2020 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Nine Months Ended
	September 25, 2021	September 26, 2020
Risk free interest rate	0.90%	0.40%
Expected life (years)	6	6
Expected volatility	25.07%	25.03%
Dividend yield	2.74%	1.92%
Option fair value	$32.70	$26.55

All unexercised options at September 25, 2021 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $1,074,200 and $929,900 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first nine months of 2021 and 2020, respectively. As of September 25, 2021, the Company had $2.8 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.5 years.

8. Debt:

Line of Credit

In September 2021, the Company’s Line of Credit with CIBC Bank USA was amended to, among other things:

●	Permit the Company to issue up to $30.0 million in additional term notes to one or more affiliates or managed accounts of PGIM, Inc. (formerly Prudential Investment Management, Inc.) (collectively, “Prudential”);
●	Remove the tangible net worth covenant minimum requirement, amend the fixed charge coverage ratio definition, and amend the restricted payments covenant to allow the Company more flexibility with respect to shareholder distributions and/or common stock repurchases as long as certain conditions are met (as defined within the amendment);
●	Amend the provisions that allow for the replacement of LIBOR as an interest rate option in connection with borrowings under the Line of Credit.

As of September 25, 2021, there were no borrowings outstanding under the Company’s Line of Credit, leaving $25.0 million available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes. The Line of Credit, which terminates in August 2024 is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Line of Credit). As of September 25, 2021, the Company was in compliance with all of its financial covenants.

Notes Payable

In September 2021, the Note Agreement with Prudential was amended to, among other things:

●	Provide for the issuance of $30.0 million in new senior secured notes;
●	Remove the tangible net worth covenant minimum requirement, amend the fixed charge coverage ratio definition, and amend the restricted payments covenant to allow the Company more flexibility with respect to shareholder distributions and/or common stock repurchase as long as certain conditions are met (as defined within the amendment).

In September 2021, the Company issued $30.0 million of Series C notes, with the proceeds to be used for general corporate purposes, including share repurchases and dividends. As of September 25, 2021, with the $11.25 million in principal outstanding from the $25.0 million Series A notes issued in May 2015 and $7.5 million in principal outstanding from the $12.5 million Series B notes issued in August 2017, the aggregate principal outstanding under the Note Agreement was $48.75 million.

The final maturity of the Series A and Series B notes is 10 years from the issuance date. The final maturity of the Series C notes is 7 years from the issuance date. For the Series A notes, interest at a rate of 5.50% per annum on the outstanding principal balance is payable quarterly, along with required prepayments of the principal of $500,000 quarterly for the first five years, and $750,000 quarterly thereafter until the principal is paid in full. For the Series B notes, interest at a rate of 5.10% per annum on the outstanding principal balance is payable quarterly, along with required prepayments of the principal of $312,500 quarterly until the principal is paid in full. For the Series C notes, interest at a rate of 3.18% per annum on the outstanding principal balance is payable quarterly until the principal is paid in full. The Series A, Series B and Series C notes may be prepaid, at the option of the Company, in whole or in part (in a minimum amount of $1.0 million), but prepayments require payment of a Yield Maintenance Amount, as defined in the Note Agreement.

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and maximum levels of leverage (all as defined within the Note Agreement). As of September 25, 2021, the Company was in compliance with all of its financial covenants.

In connection with the Note Agreement, the Company incurred debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

9. Operating Leases:

As of September 25, 2021, the Company leases its Minnesota corporate headquarters in a facility with an operating lease that expires in December 2029. The remaining lease term for this lease is 8.25 years and the discount rate is 5.5%. The Company recognized $879,200 and $896,400 of rent expense for the periods ended September 25, 2021 and September 26, 2020, respectively.

Maturities of operating lease liabilities is as follows for the remainder of fiscal 2021 and full fiscal years thereafter as of September 25, 2021:

Operating Lease Liabilities expected to be recognized in	Amount
2021	$184,000
2022	742,900
2023	763,300
2024	784,400
2025	806,000
Thereafter	3,452,600
Total lease payments	6,733,200
Less imputed interest	(1,315,700)
Present value of lease liabilities	$5,417,500

Of the $5.4 million operating lease liability outstanding at September 25, 2021, $0.5 million is included in Accrued liabilities in the Current liabilities section of the Consolidated Condensed Balance Sheets.

Supplemental cash flow information related to our operating leases is as follows for the period ended September 25, 2021:

	Nine Months Ended
	September 25, 2021	September 26, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow outflow from operating leases	$539,100	$524,600

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

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Revenue:
Franchising	$17,887,200	$15,581,200	$49,490,100	$37,225,700
Leasing	2,266,200	2,695,800	8,351,800	12,040,800
Total revenue	$20,153,400	$18,277,000	$57,841,900	$49,266,500

Reconciliation to operating income:
Franchising segment contribution	$12,330,200	$10,789,900	$33,601,600	$22,601,000
Leasing segment contribution	1,459,000	1,707,900	4,821,500	6,676,400
Total operating income	$13,789,200	$12,497,800	$38,423,100	$29,277,400

Depreciation and amortization:
Franchising	$59,400	$70,800	$187,600	$216,100
Leasing	46,200	49,900	141,200	150,600
Total depreciation and amortization	$105,600	$120,700	$328,800	$366,700

	As of
	September 25, 2021	December 26, 2020
Identifiable assets:
Franchising	$3,953,200	$4,848,300
Leasing	5,691,100	14,462,600
Unallocated	45,327,500	12,032,300
Total	$54,971,800	$31,343,200

11. Subsequent Events:

On October 13, 2021, the Company’s Board of Directors approved the payment of a $7.50 per share special cash dividend (the “2021 Special Dividend”) to shareholders of record at the close of business November 10, 2021, which will be paid on December 1, 2021. The 2021 Special Dividend will be approximately $27.2 million based on the current number of shares outstanding and is expected to be financed by cash on hand.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

COVID-19 Pandemic

The emergence of the coronavirus (COVID-19) and new variants of the virus around the world, and particularly in the United States and Canada, continues to present significant risks to the Company, not all of which the Company is able to fully evaluate or even to foresee at the current time. The pandemic affected the Company’s financial results and business operations in the Company’s first nine months ended September 25, 2021 and September 26, 2020, and economic and health conditions in the United States and across most of the globe have continued to change since the beginning of the pandemic. Notably, a number of the Company’s franchised store locations were temporarily closed to in-store consumer activities from time to time due to various restrictions. Such temporary store closings may reoccur and customer traffic may continue to be impacted depending on the duration and severity of the pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or re-imposition of restrictions that have been imposed to date, and numerous other uncertainties.

Even as governmental restrictions are relaxed and markets reopen, the ongoing economic effects and health concerns associated with the pandemic may continue to affect consumer behavior, spending levels and shopping preferences. Changes in consumer purchasing patterns may increase demand at our franchised stores in one quarter, resulting in decreased demand in subsequent quarters. We continue to see shifts in product and channel preferences as markets move through varying stages of restrictions and re-opening at different times. In addition, we continue to see an increase in demand in the e-commerce channel and any failure to capitalize on this demand could adversely affect our franchised stores ability to maintain and grow sales and erode our competitive position.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the nine-month period ended September 25, 2021 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the pandemic on the Company’s management and employees, its franchisees or leasing customers nor to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Overview

We are a franchising business focused on sustainability and small business formation. As of September 25, 2021, we had 1,269 resale franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands. Our franchise business is not capital intensive and is designed to generate consistent, recurring revenue and strong operating margins.

The financial criteria that management closely tracks to evaluate current business operations and future prospects include royalties and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees. During the first nine months of 2021, our royalties increased $12.0 million or 36.0% compared to the first nine months of 2020.

Management continually monitors the level and timing of selling, general and administrative expenses. The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees. During the first nine months of 2021, selling, general and administrative expenses increased $0.6 million, or 3.6% compared to the first nine months of 2020.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals. The following is a summary of our franchising activity for the first nine months ended September 25, 2021:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/26/2020	OPENED	CLOSED	9/25/2021	RENEWAL	RENEWALS
Plato’s Closet
Franchises - US and Canada	485	4	(1)	488	41	41
Once Upon A Child
Franchises - US and Canada	399	3	(2)	400	11	11
Play It Again Sports
Franchises - US and Canada	274	3	(4)	273	38	37
Style Encore
Franchises - US and Canada	69	2	—	71	—	—
Music Go Round
Franchises - US	37	—	—	37	1	1
Total Franchised Stores	1,264	12	(7)	1,269	91	90

Renewal activity is a key focus area for management. Our franchisees sign 10-year agreements with us. The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties. During the first nine months of 2021, we renewed 90 of the 91 franchise agreements available for renewal.

Our ability to grow our operating income is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchises, and (iii) control our selling, general and administrative expenses.

In May 2021, we made the decision to no longer solicit new leasing customers and will pursue an orderly run-off of our middle-market leasing portfolio, the operations of which constitute our leasing segment. Leasing income net of leasing expense for the first nine months of 2021 was $6.9 million compared to $9.6 million in the first nine months of 2020. During the first nine months of 2021, we purchased $0.1 million in equipment for lease customers compared to $3.1 million in the first nine months of 2020. Our leasing portfolio (net investment in leases – current and long-term), was $5.0 million at September 25, 2021 compared to $13.3 million at December 26, 2020. Given the decision to run-off the portfolio, we anticipate that leasing income net of leasing expense, purchases of equipment for lease customers and the size of the leasing portfolio will continue to decrease through the run-off period. See Note 5 – “Investment in Leasing Operations” for information regarding the lease portfolio, including future minimum lease payments receivable under lease contracts and the amortization of unearned lease income.

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020

Revenue:
Royalties	81.3%	77.7%	78.1%	67.4%
Leasing income	11.2	14.8	14.4	24.4
Merchandise sales	3.5	3.5	3.4	3.5
Franchise fees	1.9	1.8	1.9	2.2
Other	2.1	2.2	2.2	2.5
Total revenue	100.0	100.0	100.0	100.0

Cost of merchandise sold	(3.4)	(3.3)	(3.3)	(3.4)
Leasing expense	(1.8)	(2.8)	(2.4)	(5.0)
Provision for credit losses	0.3	1.9	0.3	(0.3)
Selling, general and administrative expenses	(26.7)	(27.4)	(28.2)	(31.9)
Income from operations	68.4	68.4	66.4	59.4
Interest expense	(1.6)	(1.9)	(1.6)	(2.9)
Interest and other income	(0.1)	—	—	0.1
Income before income taxes	66.7	66.5	64.8	56.6
Provision for income taxes	(16.7)	(15.3)	(15.8)	(12.5)
Net income	50.0%	51.2%	49.0%	44.1%

Comparison of Three Months Ended September 25, 2021 to Three Months Ended September 26, 2020

Revenue

Revenues for the quarter ended September 25, 2021 totaled $20.2 million compared to $18.3 million for the comparable period in 2020.

Royalties and Franchise Fees

Royalties increased to $16.4 million for the third quarter of 2021 from $14.2 million for the third quarter of 2020, an 15.2% increase. The increase is primarily from higher franchisee retail sales and from having additional franchise stores in the third quarter of 2021 compared to the same period in 2020.

Franchise fees of $0.4 million for the third quarter of 2021 were comparable to $0.3 million for the third quarter of 2020.

Leasing Income

Leasing income decreased to $2.3 million for the third quarter of 2021 compared to $2.7 million for the same period in 2020. The decrease is primarily due to lower levels of interest income from the smaller lease portfolio.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales of $0.7 million for the third quarter of 2021 were comparable to $0.6 million in the same period of 2020.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold of $0.7 million for the third quarter of 2021 was comparable to $0.6 million in the same period of 2020. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the third quarter of 2021 and 2020 was 96.6% and 94.8%, respectively.

Leasing Expense

Leasing expense of $0.4 million for the third quarter of 2021 was comparable to $0.5 million for the third quarter of 2020.

Provision for Credit Losses

Provision for credit losses of $(0.1) million for the third quarter of 2021 was comparable to $(0.3) million for the third quarter of 2020.

Selling, General and Administrative

Selling, general and administrative expenses increased 7.4% to $5.4 million in the third quarter of 2021 compared to $5.0 million in the same period of 2020. The increase was primarily due to an increase in advertising production expenses.

Interest Expense

Interest expense of $0.3 million for the third quarter of 2021 was comparable to $0.3 million for the third quarter of 2020.

Income Taxes

The provision for income taxes was calculated at an effective rate of 25.0% and 23.0% for the third quarter of 2021 and 2020, respectively. The increase is primarily due to lower benefits on the exercise of non-qualified stock options and an increase in state taxes.

Comparison of Nine Months Ended September 25, 2021 to Nine Months Ended September 26, 2020

Revenue

Revenues for the first nine months of 2021 totaled $57.8 million compared to $49.3 million for the comparable period in 2020.

Royalties and Franchise Fees

Royalties increased to $45.1 million for the first nine months of 2021 from $33.2 million for the first nine months of 2020, a 36.0% increase. The increase in royalties is primarily from higher franchisee retail sales in the first nine months of 2021 compared to the same period last year. Lower franchisee retail sales in the first nine months of 2020 were directly attributable to the temporary store closing and reduced customer traffic resulting from the COVID-19 pandemic. For illustrative purposes, royalties for the first nine months of 2019 were $38.2 million.

Franchise fees of $1.1 million for the first nine months of 2021 were comparable to $1.1 million for the first nine months of 2020.

Leasing Income

Leasing income decreased to $8.4 million for the first nine months of 2021 compared to $12.0 million for the same period in 2020. The decrease is primarily due to lower levels of equipment sales to customers and lower levels of interest income from the smaller lease portfolio when compared to the same period last year.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales of $2.0 million for the first nine months of 2021 to $1.7 million in the same period of 2020. The increase is primarily due to an increase in buying group and technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold of $1.9 million for the first nine months of 2021 compared to $1.7 million in the same period of 2020. The increase is due to an increase in Direct Franchise Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first nine months of 2021 and 2020 was 95.3% and 95.1%, respectively.

Leasing Expense

Leasing expense decreased to $1.4 million for the first nine months of 2021 compared to $2.4 million for the first nine months of 2020. The decrease was due to a decrease in the associated cost of equipment sales to customers discussed above.

Provision for Credit Losses

Provision for credit losses was $(0.2) million for the first nine months of 2021 compared to $0.2 for the first nine months of 2020. Provision levels for the first nine months of 2020 reflected the then estimated impact of the COVID-19 pandemic on the credit quality of customers in our lease portfolio at that time.

Selling, General and Administrative

Selling, general and administrative expenses increased 3.6% to $16.3 million in the first nine months of 2021 compared to $15.7 million in the same period of 2020. The increase was primarily due to an increase in advertising production expenses.

Interest Expense

Interest expense was $0.9 million for the first nine months of 2021 compared to $1.4 million for the first nine months of 2020. The decrease is primarily due to lower average corporate borrowings when compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 24.4% and 22.1% for the first nine months of 2021 and 2020, respectively. The increase is primarily due to lower tax benefits on the exercise of non-qualified stock options and an increase in state taxes.

Segment Comparison of Three Months Ended September 25, 2021 to Three Months Ended September 26, 2020

Franchising Segment Operating Income

The franchising segment’s operating income for the third quarter of 2021 increased to $12.3 million from $10.8 million for the third quarter of 2020. The increase in segment contribution was due to increased royalty revenues, partially offset by an increase in selling, general and administrative expenses.

Leasing Segment Operating Income

The leasing segment’s operating income for the third quarter of 2021 of $1.5 million was comparable to $1.7 million for the third quarter of 2020.

Segment Comparison of Nine Months Ended September 25, 2021 to Nine Months Ended September 26, 2020

Franchising Segment Operating Income

The franchising segment’s operating income for the first nine months of 2021 increased to $33.6 million from $22.6 million for the first nine months of 2020. The increase in segment contribution was due to increased royalty revenues, partially offset by an increase in selling, general and administrative expenses.

Leasing Segment Operating Income

The leasing segment’s operating income for the first nine months of 2021 decreased to $4.8 million from $6.7 million for the first nine months of 2020. The decrease in segment contribution was due to a decrease in leasing income net of leasing expenses, partially offset by a decrease in provision for credit losses and a decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flows from operations and borrowings. The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.

We ended the third quarter of 2021 with $37.6 million in cash, cash equivalents and restricted cash compared to $8.3 million in cash, cash equivalents and restricted cash at the end of the third quarter of 2020.

Operating activities provided $35.0 million of cash during the first nine months of 2021, compared to $31.8 million provided during the same period last year. The increase in cash provided by operating activities in the first nine months of 2021 compared to 2020 was primarily due to net income, partially offset by a decrease in principal collections on lease receivables.

Investing activities used $0.1 million of cash during the first nine months of 2021. The 2021 activities consisted primarily of the purchase of equipment for lease customers of $0.1 million.

Financing activities used $4.0 million of cash during the first nine months of 2021. Our most significant financing activities during the first nine months of 2021 consisted of $27.9 million to repurchase 147,819 shares of our common stock, $4.2 million for the payment of dividends, and payments on notes payable of $3.2 million; partially offset by $30.0 million of proceeds from borrowing on notes payable and $1.3 million of proceeds from exercise of stock options (See Note 7 — “Shareholders’ Equity (Deficit),” and Note 8 — “Debt”).

As of September 25, 2021, we had no off balance sheet arrangements.

In September 2021, our Line of Credit with CIBC Bank USA was amended to, among other things:

●	Permit us to issue up to $30.0 million in additional term notes to one or more affiliates or managed accounts of PGIM, Inc. (formerly Prudential Investment Management, Inc.) (collectively, “Prudential”);

●	Remove the tangible net worth covenant minimum requirement, amend the fixed charge coverage ratio definition, and amend the restricted payments covenant to allow us more flexibility with respect to shareholder distributions and/or common stock repurchases as long as certain conditions are met (as defined within the amendment);
●	Amend the provisions that allow for the replacement of LIBOR as an interest rate option in connection with borrowings under the Line of Credit.

As of September 25, 2021, our borrowing availability under our Line of Credit was $25.0 million (the lesser of the borrowing base or the aggregate line of credit). There were no borrowings outstanding at September 25, 2021 under the Line of Credit leaving $25.0 million available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes. The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Line of Credit).

In September 2021, our Note Agreement with Prudential was amended to, among other things:

●	Provide for the issuance of $30.0 million in new senior secured notes;
●	Remove the tangible net worth covenant minimum requirement, amend the fixed charge coverage ratio definition, and amend the restricted payments covenant to allow us more flexibility with respect to shareholder distributions and/or common stock repurchase as long as certain conditions are met (as defined within the amendment).

In September 2021, we issued $30.0 million of Series C notes, with the proceeds to be used for general corporate purposes, including share repurchases and dividends. As of September 25, 2021, with the $11.25 million in principal outstanding from the $25.0 million Series A notes issued in May 2015 and $7.5 million in principal outstanding from the $12.5 million Series B notes issued in August 2017, the aggregate principal outstanding under our Note Agreement was $48.75 million.

The final maturity of the Series A and Series B notes is 10 years from the issuance date. The final maturity of the Series C notes is 7 years from the issuance date. For the Series A notes, interest at a rate of 5.50% per annum on the outstanding principal balance is payable quarterly, along with required prepayments of the principal of $500,000 quarterly for the first five years, and $750,000 quarterly thereafter until the principal is paid in full. For the Series B notes, interest at a rate of 5.10% per annum on the outstanding principal balance is payable quarterly, along with required prepayments of the principal of $312,500 quarterly until the principal is paid in full. For the Series C notes, interest at a rate of 3.18% per annum on the outstanding principal balance is payable quarterly until the principal is paid in full The Series A, Series B and Series C notes may be prepaid, at our option, in whole or in part (in a minimum amount of $1.0 million), but prepayments require payment of a Yield Maintenance Amount, as defined in the Note Agreement.

Our obligations under the Note Agreement are secured by a lien against substantially all of our assets, and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and maximum levels of leverage (all as defined within the Note Agreement).

As of September 25, 2021, we were in compliance with all of the financial covenants under the Line of Credit and Note Agreement.

On October 13, 2021, we approved the payment of a $7.50 per share special cash dividend (the “2021 Special Dividend”) to shareholders of record at the close of business November 10, 2021, which will be paid on December 1, 2021. The 2021 Special Dividend will be approximately $27.2 million based on the current number of shares outstanding and is expected to be financed by cash on hand.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales. The Company recognizes royalties as revenue when earned. At the end of each accounting period, estimates of royalty amounts due are made based on the most recent franchisee sales information available. If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted. During the first nine months of 2021, the Company collected $1,900 more than it estimated at December 26, 2020. As of September 25, 2021, the Company’s royalty receivable was $1,310,200.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue over the estimated life of the franchise, beginning when the franchise is opened. Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated condensed balance sheet. As of September 25, 2021, deferred franchise fee revenue was $6,574,800.

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At September 25, 2021, the Company had available a $25.0 million line of credit with CIBC Bank USA. The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (twelve months or less). The Company had no debt outstanding at September 25, 2021 under this line of credit. The Company’s earnings would be affected by changes in these short-term interest rates only in the event that it were to borrow amounts under this facility. With the Company’s borrowings at September 25, 2021, a one percent increase in short-term rates would have no impact on annual pretax earnings. The Company had no interest rate derivatives in place at September 25, 2021.

None of the Company’s cash and cash equivalents at September 25, 2021 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the nine months ended September 25, 2021. During fiscal 2020, less than 7% of the Company’s total revenues and 1% of expenses were denominated in a foreign currency. Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $388,000. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company’s common stock repurchases during the third quarter of 2021.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan(2)

June 27, 2021 to July 31, 2021	35,851	$194.97	35,851	392,665
August 1, 2021 to August 28, 2021	2,860	$201.80	2,860	389,805
August 29, 2021 to September 25, 2021	7,020	$203.98	7,020	382,785
(1)	The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date. The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and as of September 25, 2021 was limited to 5,400,000 shares, of which 382,785 may still be repurchased.
(2)	On July 14, 2021, the Board of Directors authorized a 400,000 share increase to its existing share repurchase authorization.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended September 25, 2021, formatted in Inline XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Shareholders’ Equity (Deficit), (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended September 25, 2021, formatted in Inline XBRL (contained in Exhibit 101).

*Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINMARK CORPORATION

Date: October 13, 2021	By:	/s/ Brett D. Heffes
Brett D. Heffes Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: October 13, 2021	By:	/s/ Anthony D. Ishaug
		Anthony D. Ishaug Executive Vice President Chief Financial Officer and Treasurer (principal financial and accounting officer)