Form 10-K
period 2021-12-25
WINMARK CORP
filed 2022-03-08
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2021, or

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $360,112,649.

Shares of no par value Common Stock outstanding as of March 7, 2022: 3,585,831 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 27, 2022 have been incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report

WINMARK CORPORATION AND SUBSIDIARIES

FORWARD LOOKING STATEMENTS OR INFORMATION

The statements contained in this Form 10-K Item 1 “Business”, Item 1A “Risk Factors”, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Item 8 “Financial Statements and Supplemental Data” that are not strictly historical fact, including without limitation, specific and overall impacts of the COVID-19 pandemic on the Company’s financial condition or results of operations, the Company’s statements relating to growth opportunities, its ability to open new franchises, its ability to manage costs in the future, the number of franchises it believes will open, performance of its lease portfolio, its future cash requirements, its future effective tax rate and its belief that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, as well as its disclosures regarding market rate risk, and other statements in which we use words or phrases such as “will,” “may,” “should,” “could,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “intends,” and similar words are all forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act. Such statements are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements. Additionally, many of these risks and uncertainties are currently elevated by and may or will be elevated by the COVID-19 pandemic. Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions including, but not limited to, the risk factors discussed in Section 1A of this report. You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to revise or update publicly any forward-looking statement for any reason.

Winmark qualifies as a “Smaller Reporting Company” under Item 10(f)(1) of Regulation S-K. Therefore, Winmark has determined to comply with the disclosure requirements applicable to Smaller Reporting Companies in this Annual Report on Form 10-K. Winmark has elected to voluntarily include certain disclosures not required by a Smaller Reporting Company.

PART I

ITEM 1:     BUSINESS

Background

Winmark – the Resale Company® (Winmark Corporation, Winmark or the Company), is a nationally recognized franchising business focused on sustainability and small business formation. We champion and guide entrepreneurs interested in operating one of our award winning resale franchises: Plato’s Closet®, Once Upon A Child®, Play It Again Sports®, Style Encore® and Music Go Round®. At December 25, 2021, there were 1,271 franchises in operation in the United States and Canada and over 2,800 available territories. Our mission is to provide Resale for Everyone™.

Each of our resale brands emphasizes consumer value by offering high-quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers’ used goods that have been outgrown or are no longer used. Our concepts also offer a limited amount of new merchandise to customers. For over 30 years, we have offered a sustainable solution for consumers to recycle their gently used clothing, toys, sporting goods and musical instruments. Over the past three years we have continued to enhance our franchise model and have provided our franchisees with the technology, tools and training to profitably expand their operations and evolve towards being a multi-channel retailer.

We currently operate a middle-market equipment leasing business through our wholly owned subsidiary, Winmark Capital Corporation. During 2021, we made the decision to no longer solicit new leasing customers and will pursue an orderly run-off of our leasing portfolio.

Our significant assets are located within the United States, and we generate all revenues from United States operations other than franchising revenues from Canadian operations of approximately $4.9 million, $4.0 million and $4.7 million for 2021, 2020 and 2019, respectively. For additional financial information, please see Item 8 — Financial Statements and Supplementary Data. We were incorporated in Minnesota in 1988.

COVID-19

COVID-19 has had an unprecedented impact on the retail industry in general, and our franchised retail stores have experienced the resulting imposition of temporary store closures to in-store consumer activities, reduced customer traffic, implementation of new cleaning and safety standards, and pivoting to find new ways to help consumers buy and sell merchandise in our concepts. As a result, our system-wide sales and royalty revenues were impacted, most notably in 2020, as reflected in the tables below.

For further information about COVID-19’s impact to our business, see Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Franchise Operations

Our retail brands are summarized as follows:

Plato’s Closet

We began franchising the Plato’s Closet brand in 1999. Plato’s Closet franchisees buy and sell gently used clothing and accessories geared toward the teenage and young adult market. Customers have the opportunity to sell their used items to Plato’s Closet stores and to purchase quality used clothing and accessories at prices lower than new merchandise.

Once Upon A Child

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

Play It Again Sports

We began franchising the Play It Again Sports brand in 1988. Play It Again Sports franchisees buy, sell and trade gently used and new sporting goods, equipment and accessories for a variety of athletic activities including team sports (baseball/softball, hockey, football, lacrosse, soccer), fitness, ski/snowboard and golf among others. The stores offer a flexible mix of merchandise that is adjusted to adapt to seasonal and regional differences.

Style Encore

We began franchising the Style Encore brand in 2013. Style Encore franchisees buy and sell gently used women’s apparel, shoes and accessories. Customers have the opportunity to sell their used items to Style Encore stores and to purchase quality used clothing, shoes and accessories at prices lower than new merchandise.

Music Go Round

We began franchising the Music Go Round brand in 1994. Music Go Round franchisees buy, sell and trade gently used and, to a lesser extent, new musical instruments, speakers, amplifiers, music-related electronics and related accessories.

The following table presents system-wide sales, which we define as estimated revenues generated by all franchise locations through both in-store and e-commerce sales, for each of the past three years.

	System-Wide Sales
	(in millions)
	2019	2020	2021
Plato’s Closet	$516.1	$444.1	$594.4
Once Upon A Child	376.2	311.5	420.3
Play It Again Sports	227.3	250.4	300.7
Style Encore	48.5	35.8	49.4
Music Go Round	35.2	33.2	41.8
	$1,203.3	$1,075.0	$1,406.6

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

The following table presents the royalties and franchise fees contributed by each of our brands for the past three years and the corresponding percentage of consolidated revenues for each such year:

	Total Royalties and Franchise Fees
	(in millions)			% of Consolidated Revenue
	2019	2020	2021	2019	2020	2021
Plato’s Closet	$23.1	$20.2	$26.8	31.6%	30.5%	34.3%
Once Upon A Child	16.7	14.1	18.9	22.8	21.4	24.1
Play It Again Sports	9.5	10.4	12.6	12.9	15.8	16.1
Style Encore	2.6	2.0	2.7	3.5	3.0	3.4
Music Go Round	1.1	1.0	1.3	1.5	1.6	1.7
	$53.0	$47.7	$62.3	72.3%	72.3%	79.6%

The following table presents a summary of our franchising activity for the fiscal year ended December 25, 2021:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/26/2020	OPENED	CLOSED	12/25/2021	RENEWAL	RENEWALS	% RENEWED
Plato’s Closet
Franchises - US and Canada	485	5	(1)	489	56	56	100%
Once Upon A Child
Franchises - US and Canada	399	4	(2)	401	17	17	100%
Play It Again Sports
Franchises - US and Canada	274	4	(5)	273	42	41	98%
Style Encore						.
Franchises - US and Canada	69	3	(1)	71	—	—	N/A
Music Go Round
Franchises - US	37	—	—	37	1	1	100%
Total Franchised Stores	1,264	16	(9)	1,271	116	115	99%

Of the 1,271 total franchised stores as of December 25, 2021, 132 were located in Canada.

Sustainability

As a leader in the circular economy, we have been at the forefront of the sustainability movement for over 30 years. Our franchise brands offer customers a better way to keep their clothes, sporting goods and music equipment out of the landfills and in use for a fuller, longer product lifespan. In 2021 alone, stores across our five resale brands purchased over 165 million items of clothing, toys, books, musical instruments and sports equipment. Our high-quality franchised stores give consumers an easier way to buy and sell used goods within their local communities without placing demands on wasteful production. In turn, this means less water and energy consumption, giving consumers a way to help cut down on pollution and greenhouse gas emissions.

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

Offering Value-Oriented Merchandise

Our retail brands provide value to consumers by purchasing and reselling gently used merchandise that consumers have outgrown or no longer use at substantial savings from the price of new merchandise. By offering a combination of high-quality used and value-priced new merchandise, we benefit from consumer demand for value-oriented retailing. In addition, we believe that among national retail operations our brands provide a unique source of value to consumers by purchasing used merchandise. We also believe that the strategy of buying used merchandise increases consumer awareness of our retail brands.

Attracting Franchisees

Our franchise marketing program for retail brands seeks to attract prospective franchisees with experience in management and operations and an interest in being the owner and operator of their own business. We seek franchisees who:

●	have a sufficient net worth;
●	have prior business experience; and
●	intend to be integrally involved with the management of the business.

At December 25, 2021, we had 46 signed franchise agreements, of which the majority are expected to open in 2022.

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

Operations Support

We provide operations personnel to assist the franchisee in the opening of a new business. We also have an ongoing support program designed to assist franchisees in operating their retail stores. Our franchise support personnel visit each store periodically (in person or virtually) and, in most cases, a business assessment is made to determine whether the franchisee is operating in accordance with our standards. The visit is also designed to assist franchisees with operational issues.

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

Retail Advertising and Marketing

We encourage our franchisees to implement a marketing program that includes the following: television, radio, point-of-purchase materials, in-store signage and local store marketing programs as well as email marketing promotions, website promotions and participation in social and digital media. Franchisees of the respective brands are required to spend a minimum of 5% of their gross sales on approved advertising and marketing. Franchisees may be required to participate in regional cooperative advertising groups.

Computerized Point-Of-Sale Systems

We require our franchisees to use a retail information management computer system in each store, which has evolved with the development of new technology. This computerized point-of-sale system is designed specifically for use in our franchise retail stores. The current system includes our proprietary Data Recycling System software, a dedicated server, two or more work station registers with touch screen monitors, receipt printers, label printers and bar code scanners, together with software modules for inventory management, cash management and customer information management. Our franchisees purchase the computer hardware from us. The Data Recycling System software is designed to accommodate buying of used merchandise. This system provides franchisees with an important management tool that reduces errors, increases efficiencies and enhances inventory control. We provide point-of-sale system support through our Computer Support Center located at our Company headquarters.

The Franchise Agreement

We enter into franchise agreements with our franchisees. The following is a summary of certain key provisions of our current standard brand franchise agreement. Except as noted, the franchise agreements used for each of our brands, whether for locations in the United States or Canada, are generally the same.

Each franchisee must execute our franchise agreement and pay an initial franchise fee. At December 25, 2021, the franchise fee for all brands was $25,000 for an initial store in the U.S. and $32,000CAD for an initial store in Canada. Once a franchisee opens its initial store, it can open additional stores, in any brand, by paying a $15,000 franchise fee for a store in the U.S. and $19,200CAD for a store in Canada, provided an acceptable territory is available and the franchisee meets the brand’s additional store standards. The franchise fee for our initial store and additional store in Canada is based upon the exchange rate applied to the United States franchise fee on the last business day of the preceding fiscal year. The franchise fee in March 2022 for an initial store in Canada will be $32,000CAD, and an additional store in Canada will be $19,200CAD. Typically, the franchisee’s initial store is open for business approximately 12 months from the date the franchise agreement is signed. The franchise agreement has an initial term of 10 years, with subsequent 10-year renewal periods, and grants the franchisee an exclusive geographic area, which will vary in size depending upon population, demographics and other factors. Under current franchise agreements, franchisees of the respective brands are required to pay us weekly continuing fees (royalties) equal to the percentage of gross sales outlined in their Franchise Agreements, generally ranging from 4% to 5% for all of our brands.

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

Our Once Upon A Child franchisees compete primarily with large retailers such as Walmart, Target and various specialty children’s retail stores such as Gap Kids. We compete with other franchisors in the specialty children’s resale retail market.

Our Play It Again Sports franchisees compete with large retailers such as Dick’s Sporting Goods, Academy Sports & Outdoors as well as regional and local sporting goods stores. We also compete with Target and Walmart.

Our Style Encore franchise stores compete with a wide range of women’s apparel stores. We also compete with other franchisors in the women’s resale clothing retail market.

Our Music Go Round franchise stores compete with large musical instrument retailers such as Guitar Center as well as local independent musical instrument stores.

Our franchises may face additional competition in the future. This could include additional competitors that may enter the used merchandise market. We believe that our franchisees will continue to be able to compete with other retailers based on the strength of our value-oriented brands and the name recognition associated with our service marks.

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

Equipment Leasing Operations

Our leasing business historically consisted of a small-ticket financing business operated through Wirth Business Credit, Inc., and a middle-market leasing business through Winmark Capital Corporation, both of which are wholly-owned subsidiaries.

Our small-ticket financing business was operated from 2004 to 2020. In August 2020, we made the decision to no longer originate financing transactions in this business, and we sold the remaining small-ticket portfolio at the end of November 2020 for its approximate carrying value of $0.7 million. The operations of this business were not material to the financial results of our leasing segment during the past three years.

Our middle-market leasing business began operations in 2004. In May 2021, we made the decision to no longer solicit new leasing customers and will pursue an orderly run-off of this leasing portfolio. Given this decision, we anticipate that leasing revenues, expenses, contribution and cash flows will continue to decrease throughout the run-off period. For additional information on our leasing business, please see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

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

Trademarks and Service Marks

We have various trademark registrations and pending trademark applications for registration, including Plato’s Closet®, Once Upon A Child®, Play It Again Sports®, Style Encore®, Music Go Round®, Winmark®, Winmark – the Resale Company®, and Resale for Everyone™, among others. These marks are of considerable value to our business. We intend to protect our service marks by appropriate legal action where and when necessary. Each service mark registration must be renewed every 10 years. We have taken, and intend to continue to take, all steps necessary to renew the registration of all our material service marks.

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

Human Capital Resources

Human capital resources are an integral and essential component of our business.  As of December 25, 2021, we employed 85 employees. None of these employees are covered by a collective bargaining agreement. Our franchisees are independent business owners, therefore, they and their employees are not included in our employee count and are not employees of Winmark Corporation.

Our employees are our most valuable resource. We recognize that employee development is a critical element of maintaining an engaged and inclusive work environment. Investing in our employees supports employee retention, morale and enhances the quality of work. We provide mentorship opportunities, leadership succession planning and encourage promoting from within to further strengthen our commitment to each employee. Our compensation programs are designed to support not only the financial, but the physical and mental well-being of our employees.  In addition to our competitive salaries, our programs include, among other things, robust health and welfare benefits, a 401(k) plan with matching contribution, profit-sharing, generous paid leave policies, and an employee assistance program. We have in the past and will continue to place a strong emphasis on our employee’s welfare, health, and safety.

We recognize the benefits of and are committed to a culture of diversity and inclusion, where each individual is valued for their own unique perspective and experiences.  Approximately 50% of our overall employee count and approximately 50% of our management team identify as female. Additionally, we provide training to our management team and employees regarding diversity and inclusion and we continue to actively work to increase representation among underrepresented demographic groups within our employee base.

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

Our business, results of operations, financial condition, cash flows and the market value of our common stock can be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19 which has spread from China to many other countries including the United States and Canada.  In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  The outbreak resulted in federal, state, provincial and local governments throughout the United States and Canada implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

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

We are dependent on franchise renewals.

Each of our franchise agreements is 10 years long. At the end of the term of each franchise agreement, each franchisee may, if certain conditions are met, “renew” the franchise relationship by signing a new 10-year franchise agreement. As of December 25, 2021 each of our five brands have the following number of franchise agreements that will expire over the next three years:

	2022	2023	2024
Plato’s Closet	55	66	58
Once Upon A Child	32	54	53
Play It Again Sports	57	37	23
Music Go Round	—	6	2
Style Encore	—	20	15
	144	183	151

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

Our franchisees are dependent on supply of used merchandise.

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

We operate in an extremely competitive industry.

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

The terms of our line of credit and note facility impose certain operating and financial restrictions on us and require us to meet certain financial tests including tests related to minimum levels of debt service coverage and maximum levels of leverage. As of December 25, 2021, we were in compliance with all of our financial covenants under these facilities; however, failure to comply with these covenants in the future may result in default under one or both of these sources of capital and could result in acceleration of the related indebtedness. Any such acceleration of indebtedness would have an adverse impact on our business activities and financial condition.

Sustained credit market deterioration could jeopardize the counterparty obligations of the bank participating in our line of credit facility, which could have an adverse impact on our business if we are not able to replace such credit facility or find other sources of liquidity on acceptable terms.

We have indebtedness.

We have existing indebtedness in the form of term notes payable (see Note 6 — “Debt”). We expect to generate the cash necessary to pay our expenses and to pay the principal and interest on all of our outstanding debt from cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate. Our ability to pay our expenses and meet our debt service obligations depends on our future performance, which may be affected by financial, business, economic, and other factors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all. Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase our cost of capital.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 2:     PROPERTIES

We lease 41,016 square feet at our headquarters facility in Minneapolis, Minnesota. We are obligated to pay rent monthly under the lease, and will pay an average of $818,600 annually over the remaining term that expires in 2029. We are also obligated to pay estimated taxes and operating expenses as described in the lease, which change annually. The total rentals, taxes and operating expenses paid may increase if we exercise any of our rights to acquire additional space described in the lease. Our facilities are sufficient to meet our current and immediate future needs.

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

At March 7, 2022, there were approximately 53 shareholders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

September 26, 2021 to October 30, 2021	74,900	$208.03	74,900	307,885
October 31, 2021 to November 27, 2021	—	$—	—	307,885
November 28, 2021 to December 25, 2021	3,120	$238.18	3,120	304,765
(1)	The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date. The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and as of December 25, 2021 was limited to 5,400,000 shares, of which 304,765 may still be repurchased.

ITEM 6:     [RESERVED]

None.

ITEM 7:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements and should be read in conjunction with those consolidated financial statements. This section of this 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-date comparisons between 2020 and 2019 that are not included in this Form 10-K, can be found in ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 26, 2020.

COVID-19 Pandemic

The emergence of the coronavirus (COVID-19) and new variants of the virus around the world, and particularly in the United States and Canada, continues to present significant risks to the Company, not all of which the Company is able to fully evaluate or even to foresee at the current time. The pandemic affected the Company’s financial results and business operations in the Company’s fiscal years ended December 25, 2021 and December 26, 2020, and economic and health conditions in the United States and across most of the globe have continued to change since the beginning of the pandemic. Notably, a number of the Company’s franchised store locations were temporarily closed to in-store consumer activities from time to time due to various restrictions. Such temporary store closings may reoccur and customer traffic may continue to be impacted depending on the duration and severity of the pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or re-imposition of restrictions that have been imposed to date, and numerous other uncertainties.

Even as governmental restrictions are relaxed and markets reopen, the ongoing economic effects and health concerns associated with the pandemic may continue to affect consumer behavior, spending levels and shopping preferences. Changes in consumer purchasing patterns or government stimulus programs may increase demand at our franchised stores in one quarter, resulting in decreased demand in subsequent quarters. We continue to see shifts in product and channel preferences as markets move through varying stages of restrictions and re-opening at different times. In addition, we continue to see an increase in demand in the e-commerce channel and any failure to capitalize on this demand could adversely affect our franchised stores ability to maintain and grow sales and erode our competitive position.

Management cannot predict the full impact of the COVID-19 pandemic on the Company’s management and employees, its franchisees or leasing customers nor to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Overview

We are a franchising business focused on sustainability and small business formation. As of December 25, 2021, we had 1,271 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands. Our franchise business is not capital intensive and is designed to generate consistent, recurring revenue and strong operating margins.

The financial criteria that management closely tracks to evaluate current business operations and future prospects include royalties and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees. During 2021, our royalties increased $14.5 million or 31.3% compared to 2020.

Management continually monitors the level and timing of selling, general and administrative expenses. The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees. During 2021, selling, general and administrative expense increased $1.1 million, or 5.2%, compared to the same period last year.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals. The following is a summary of our franchising activity for the fiscal year ended December 25, 2021:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/26/2020	OPENED	CLOSED	12/25/2021	RENEWAL	RENEWALS	% RENEWED
Plato’s Closet
Franchises - US and Canada	485	5	(1)	489	56	56	100%
Once Upon A Child
Franchises - US and Canada	399	4	(2)	401	17	17	100%
Play It Again Sports
Franchises - US and Canada	274	4	(5)	273	42	41	98%
Style Encore
Franchises - US and Canada	69	3	(1)	71	—	—	N/A
Music Go Round
Franchises - US	37	-	-	37	1	1	100%
Total Franchised Stores	1,264	16	(9)	1,271	116	115	99%

Renewal activity is a key focus area for management. Our franchisees sign 10-year agreements with us. The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties. In 2021, we renewed 99% of franchise agreements up for renewal. This percentage of renewal has ranged between 98% and 99% during the last three years.

Our ability to grow our operating income is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchises, and (iii) control our selling, general and administrative expenses. A detailed description of the risks to our business along with other risk factors can be found in Item 1A “Risk Factors”.

In May 2021, we made the decision to no longer solicit new leasing customers and will pursue an orderly run-off of our middle-market leasing portfolio, the operations of which constitute our leasing segment. Leasing income net of leasing expense for the fiscal year of 2021 was $9.3 million compared to $11.9 million in 2020. During 2021, we purchased $0.2 million in equipment for lease customers compared to $4.1 million in 2020. Our leasing portfolio (net investment in leases – current and long-term), was $3.1 million at December 25, 2021 compared to $13.3 million at December 26, 2020. Given the decision to run-off the portfolio, we anticipate that leasing income net of leasing expense, purchases of equipment for lease customers and the size of the leasing portfolio will continue to decrease through the run-off period. See Note 3 – “Investment in Leasing Operations” for information regarding the lease portfolio, including future minimum lease payments receivable under lease contracts and the amortization of unearned lease income.

Results of Operations

The following table sets forth selected information from our Consolidated Statements of Operations expressed as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Fiscal Year Ended		Fiscal 2021
	December 25,	December 26,	over (under)
	2021	2020	2020
Revenue:
Royalties	77.7%	70.0%	31.3%
Leasing income	14.2	21.9	(23.0)
Merchandise sales	4.0	3.4	39.9
Franchise fees	1.9	2.2	3.6
Other	2.2	2.5	3.7
Total revenue	100.0	100.0	18.4

Cost of merchandise sold	(3.8)	(3.2)	39.8
Leasing expense	(2.4)	(4.0)	(29.4)
Provision for credit losses	0.3	0.1	(160.5)
Selling, general and administrative expenses	(28.5)	(32.1)	5.2
Income from operations	65.6	60.8	27.7
Interest expense	(1.9)	(2.6)	(16.3)
Interest and other income	—	0.1	134.6
Income before income taxes	63.7	58.3	29.5
Provision for income taxes	(12.7)	(13.2)	14.4
Net income	51.0%	45.1%	33.9%

Revenue

Revenues for the year ended December 25, 2021 totaled $78.2 million compared to $66.1 million in 2020.

Royalties and Franchise Fees

Royalties increased to $60.8 million for 2021 from $46.3 million for the same period in 2020, a 31.3% increase. The increase is primarily due to higher franchisee retail sales in 2021 compared to 2020. Lower franchisee retail sales in 2020 were directly attributable to the temporary store closings and reduced customer traffic resulting from the COVID-19 pandemic. For illustrative purposes, royalties for 2019 were $51.4 million.

Franchise fees of $1.5 million for 2021 were comparable to $1.4 million for 2020. Franchise fees include initial franchise fees from the sale of new franchises and transfer fees related to the transfer of existing franchises. Franchise fee revenue is recognized over the estimated life of the franchise, beginning when the franchise opens. An overview of retail brand franchise fees is presented in the Franchising subsection of the Business section (Item 1).

Leasing Income

Leasing income decreased to $11.1 million in 2021 compared to $14.5 million for the same period in 2020. The decrease is primarily due to lower levels of interest income and customer activity, including equipment sales to customers, from the smaller lease portfolio when compared to last year.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales increased to $3.1 million in 2021 from $2.2 million in 2020. The increase is due to an increase in technology and buying group purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold increased to $2.9 million in 2021 from $2.1 million in 2020. The increase was due to an increase in Direct Franchisee Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for 2021 and 2020 was 94.9% and 95.0%, respectively.

Leasing Expense

Leasing expense decreased to $1.9 million in 2021 compared to $2.6 million in 2020. The decrease was primarily due to a decrease in the associated cost of equipment sales to customers noted above.

Provision for Credit Losses

Provision for credit losses of $(0.2) million in 2021 was comparable to $(0.1) million in 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 5.2% to $22.3 million in 2021 from $21.2 million in 2020. The increase was primarily due to an increase in compensation, benefits and advertising production expenses.

Interest Expense

Interest expense was $1.5 million in 2021 compared to $1.7 million in 2020. The decrease is primarily due to lower average corporate borrowings when compared to last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 19.9% and 22.6% for 2021 and 2020, respectively. The decrease is primarily due to higher tax benefits on the exercise of non-qualified stock options.

Segment Comparison of Fiscal Years 2021 and 2020

We currently have two reportable business segments, franchising and leasing. The franchising segment franchises value-oriented retail store concepts that buy, sell, trade and consign merchandise. The leasing segment includes our equipment leasing business. Segment reporting is intended to give financial statement users a better view of how we manage and evaluate our businesses. Our internal management reporting is the basis for the information disclosed for our business segments and includes allocation of shared-service costs. The following tables summarize financial information by segment and provide a reconciliation of segment contribution to income from operations:

	Year Ended
	December 25, 2021	December 26, 2020
Revenue:
Franchising	$67,067,900	$51,577,800
Leasing	11,148,300	14,484,000
Total revenue	$78,216,200	$66,061,800

Reconciliation to income from operations:
Franchising segment contribution	$44,832,100	$31,880,200
Leasing segment contribution	6,504,100	8,331,300
Total income from operations	$51,336,200	$40,211,500

Revenues are all generated from United States operations other than franchising revenue from Canadian operations of $4.9 million and $4.0 million in each of fiscal 2021 and 2020, respectively.

Franchising Segment Operating Income

The franchising segment’s 2021 operating income increased by $12.9 million, or 40.6%, to $44.8 million from $31.9 million for 2020. The increase in segment contribution was primarily due to increased royalty revenues, partially offset by an increase in selling, general and administrative expenses.

Leasing Segment Operating Income

The leasing segment’s operating income for 2021 decreased by $1.8 million, or 21.9%, to $6.5 million from $8.3 million for 2020. The decrease in segment contribution was due to a decrease in leasing income net of leasing expense, partially offset by a decrease in provision for credit losses and a decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings. The components of the Consolidated Statements of Operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.

We ended 2021 with $11.4 million in cash, cash equivalents and restricted cash compared to $6.7 million in cash, cash equivalents and restricted cash at the end of 2020.

Operating activities provided $48.3 million of cash during 2021 compared to $43.2 million provided during 2020. The increase in cash provided by operating activities in 2021 compared to 2020 was primarily due to net income, partially offset by a decrease in principal collections on lease receivables.

Investing activities used $0.3 million of cash during 2021 compared to $4.2 million used during 2020. Our most significant investing activities consisted of the purchase of equipment for lease contracts as our franchising business is not capital intensive. Purchase of equipment for lease customers in 2021 was $0.2 million compared to $4.1 million in 2020.

Financing activities used $43.3 million of cash during 2021 compared to $57.6 million used during 2020. Our most significant financing activities over the past two years have consisted of net borrowings/payments on our debt facilities, the payment of dividends, repurchase of common stock, and net proceeds received from the exercise of stock options. During 2020, we used $49.0 million to purchase 300,000 shares of our common stock in a tender offer (the “2020 Tender Offer”), paid $14.2 million in cash dividends (including a $3.00 per share special cash dividend; the “2020 Special Dividend”) and made net payments on our line of credit and notes payable of $3.8 million; partially offset by $8.3 million of proceeds from exercise of stock options and $1.2 million in proceeds received from discounted lease rentals. During 2021, we used $44.2 million to purchase 225,839 shares of our common stock, paid $33.2 million in cash dividends (including a $7.50 per share special cash dividend; the “2021 Special Dividend”), had net borrowings on our notes payable of $25.8 million and $8.3 million of proceeds from the exercise of stock options. (See Note 5 — “Shareholders’ Equity (Deficit)” and Note 6 — “Debt”).

We have debt obligations and future operating lease commitments for our corporate headquarters. As of December 25, 2021, we had no other material outstanding commitments. (See Note 12 — “Commitments and Contingencies”). The following table summarizes our significant future contractual obligations at December 25, 2021:

	Payments due by period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Contractual Obligations
Line of Credit(2)	$—	$—	$—	$—	$—
Notes Payable(1)(2)	56,309,500	6,062,300	11,438,300	6,178,000	32,630,900
Operating Lease Obligations	6,550,900	744,700	1,547,700	1,634,200	2,624,300
Total Contractual Obligations	$62,860,400	$6,807,000	$12,986,000	$7,812,200	$35,255,200
(1)	Includes interest payable quarterly at rates ranging from 3.18% to 5.50% assuming principal payments in accordance with amortizing schedules.
(2)	Refer to Part II, Item 8 in this report under Note 6 — “Debt” for additional information regarding long-term debt.

We have a revolving credit facility with CIBC Bank USA (the “Line of Credit”). During 2021, our Line of Credit was amended to, among other things:

●	Permit us to issue up to $30.0 million in additional term notes to one or more affiliates or managed accounts of PGIM, Inc. (formerly Prudential Investment Management, Inc.) (collectively, “Prudential”);
●	Remove the tangible net worth covenant minimum requirement, amend the fixed charge coverage ratio definition, and amend the restricted payments covenant to allow us more flexibility with respect to shareholder distributions and/or common stock repurchases as long as certain conditions are met (as defined within the amendment);
●	Amend the provisions that allow for the replacement of LIBOR as an interest rate option in connection with borrowings under the Line of Credit.

As of December 25, 2021, our borrowing availability under our Line of Credit was $25.0 million (the lesser of the borrowing base or the aggregate line of credit). There were no borrowings outstanding at December 25, 2021 under the Line of Credit leaving $25.0 million available for additional borrowings.

The Line of Credit, which has a termination date of August 31, 2024, has been and will continue to be used for general corporate purposes. The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Line of Credit).

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

We have a Note Agreement (the “Note Agreement”) with Prudential that was entered into in May 2015. During 2021, the Note Agreement was amended to, among other things:

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

In September 2021, we issued $30.0 million of Series C notes, with the proceeds to be used for general corporate purposes, including share repurchases and dividends. As of December 25, 2021, with the $10.5 million in principal outstanding from the $25.0 million Series A notes issued in May 2015 and $7.2 million in principal outstanding from the $12.5 million Series B notes issued in August 2017, the aggregate principal outstanding under our Note Agreement was $47.7 million.

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

As of December 25, 2021, we were in compliance with all of the financial covenants under the Line of Credit and Note Agreement.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales. The Company recognizes royalties as revenue when earned. At the end of each accounting period, estimates of royalty amounts due are made based on the most recent franchisee sales information available. If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted. During 2021, the Company collected $2,200 more than it estimated at December 26, 2020. As of December 25, 2021, the Company’s royalty receivable was $1,013,800.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue over the estimated life of the franchise, beginning when the franchise is opened. Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet. As of December 25, 2021, deferred franchise fee revenue was $6,555,300.

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

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies — Recently Issued Accounting Pronouncements”.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incurs financial markets risk in the form of interest rate risk. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At December 25, 2021, the Company had available a $25.0 million line of credit with CIBC Bank USA. The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (twelve months or less). The Company had no debt outstanding at December 25, 2021 under this line of credit. The Company’s earnings would be affected by changes in short-term interest rates only in the event that it were to borrow amounts under this facility. With the Company’s borrowings at December 25, 2021, a one percent increase in short-term rates would have no impact on annual pretax earnings. The Company had no interest rate derivatives in place at December 25, 2021.

None of the Company’s cash and cash equivalents at December 25, 2021 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the year ended December 25, 2021, as less than 7% of the Company’s total revenues and 1% of expenses were denominated in a foreign currency. Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $480,000. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Winmark Corporation and Subsidiaries

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 25, 2021	December 26, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$11,407,000	$6,659,000
Restricted cash	30,000	25,000
Receivables, less allowance for doubtful accounts of $600 and $800	1,103,400	1,581,900
Net investment in leases - current	2,890,600	8,687,500
Income tax receivable	667,500	221,200
Inventories	325,200	106,600
Prepaid expenses	1,008,600	995,200
Total current assets	17,432,300	18,276,400
Net investment in leases — long-term	229,300	4,573,600
Property and equipment:
Furniture and equipment	3,406,600	3,575,800
Building and building improvements	2,952,100	2,952,100
Less - accumulated depreciation and amortization	(4,381,800)	(4,195,100)
Property and equipment, net	1,976,900	2,332,800
Operating lease right of use asset	2,982,000	3,226,300
Goodwill	607,500	607,500
Other assets	418,300	435,900
Deferred income taxes	3,252,700	1,890,700
	$26,899,000	$31,343,200

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $17,400 and $13,900	$4,232,600	$4,236,100
Accounts payable	2,099,000	1,769,600
Accrued liabilities	2,001,000	2,624,000
Discounted lease rentals	—	1,096,600
Deferred revenue	1,645,000	1,657,400
Total current liabilities	9,977,600	11,383,700
Long-term Liabilities:
Notes payable, net of unamortized debt issuance costs of $61,100 and $54,800	43,376,400	17,632,700
Discounted lease rentals	—	574,000
Deferred revenue	6,863,500	7,050,900
Operating lease liabilities	4,810,100	5,307,400
Other liabilities	954,800	773,200
Total long-term liabilities	56,004,800	31,338,200
Commitments and Contingencies	—	—
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,635,806 and 3,756,028 shares issued and outstanding	—	9,281,800
Retained earnings (accumulated deficit)	(39,083,400)	(20,660,500)
Total shareholders' equity (deficit)	(39,083,400)	(11,378,700)
	$26,899,000	$31,343,200

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Revenue:
Royalties	$60,779,300	$46,286,200	$51,421,800
Leasing income	11,148,300	14,484,000	16,055,800
Merchandise sales	3,100,100	2,215,400	2,618,800
Franchise fees	1,496,900	1,444,500	1,540,900
Other	1,691,600	1,631,700	1,661,600
Total revenue	78,216,200	66,061,800	73,298,900
Cost of merchandise sold	2,940,500	2,103,900	2,469,700
Leasing expense	1,850,300	2,622,600	2,031,100
Provision for credit losses	(206,600)	(79,300)	(78,300)
Selling, general and administrative expenses	22,295,800	21,203,100	25,745,300
Income from operations	51,336,200	40,211,500	43,131,100
Interest expense	(1,453,900)	(1,737,500)	(1,731,100)
Interest and other income (expense)	(15,000)	43,400	67,400
Income before income taxes	49,867,300	38,517,400	41,467,400
Provision for income taxes	(9,947,400)	(8,694,100)	(9,318,100)
Net income	$39,919,900	$29,823,300	$32,149,300
Earnings per share - basic	$10.87	$8.02	$8.37
Earnings per share - diluted	$10.48	$7.72	$7.84
Weighted average shares outstanding - basic	3,671,980	3,719,485	3,840,638
Weighted average shares outstanding - diluted	3,810,480	3,863,264	4,100,629

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

Fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 29, 2018	3,907,686	$4,425,600	$(9,234,100)	$(4,808,500)
Repurchase of common stock	(150,000)	(5,081,000)	(18,947,100)	(24,028,100)
Stock options exercised	190,172	10,918,300	—	10,918,300
Compensation expense relating to stock options	—	1,666,400	—	1,666,400
Cash dividends	—	—	(3,449,100)	(3,449,100)
Comprehensive income (Net income)	—	—	32,149,300	32,149,300
BALANCE, December 28, 2019	3,947,858	11,929,300	519,000	12,448,300
Repurchase of common stock	(300,000)	(12,215,500)	(36,772,000)	(48,987,500)
Stock options exercised	108,170	8,252,800	—	8,252,800
Compensation expense relating to stock options	—	1,315,200	—	1,315,200
Cash dividends	—	—	(14,230,800)	(14,230,800)
Comprehensive income (Net income)	—	—	29,823,300	29,823,300
BALANCE, December 26, 2020	3,756,028	9,281,800	(20,660,500)	(11,378,700)
Repurchase of common stock	(225,839)	(19,037,300)	(25,180,200)	(44,217,500)
Stock options exercised	105,617	8,320,000	—	8,320,000
Compensation expense relating to stock options	—	1,435,500	—	1,435,500
Cash dividends	—	—	(33,162,600)	(33,162,600)
Comprehensive income (Net income)	—	—	39,919,900	39,919,900
BALANCE, December 25, 2021	3,635,806	$—	$(39,083,400)	$(39,083,400)

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
OPERATING ACTIVITIES:
Net income	$39,919,900	$29,823,300	$32,149,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	430,600	484,700	400,100
Provision for credit losses	(206,600)	(79,300)	(78,300)
Compensation expense related to stock options	1,435,500	1,315,200	1,666,400
Deferred income taxes	(1,362,000)	(1,223,700)	(1,815,300)
Loss from disposal of property and equipment	—	200	1,900
Deferred initial direct costs	(2,100)	(18,300)	(92,600)
Amortization of deferred initial direct costs	18,900	105,900	550,000
Operating lease right of use asset amortization	244,300	368,900	345,400
Tax benefits on exercised stock options	2,479,600	872,900	1,218,900
Change in operating assets and liabilities:
Receivables	478,500	87,600	(116,400)
Principal collections on lease receivables	9,915,400	14,829,200	19,421,400
Income tax receivable/payable	(2,925,900)	(596,200)	(1,151,300)
Inventories	(218,600)	(20,600)	21,600
Prepaid expenses	(13,400)	(27,100)	(66,500)
Other assets	17,600	56,600	(9,900)
Accounts payable	329,400	754,600	(336,800)
Accrued and other liabilities	(948,500)	(691,400)	(661,600)
Rents received in advance and security deposits	(1,046,600)	(1,954,000)	(197,300)
Deferred revenue	(199,800)	(867,200)	(601,800)
Net cash provided by operating activities	48,346,200	43,221,300	50,647,200
INVESTING ACTIVITIES:
Purchase of property and equipment	(74,700)	(45,100)	(169,400)
Purchase of equipment for lease contracts	(208,400)	(4,114,000)	(9,009,000)
Net cash used for investing activities	(283,100)	(4,159,100)	(9,178,400)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	—	46,600,000	18,800,000
Payments on line of credit	—	(46,600,000)	(18,800,000)
Proceeds from borrowings on notes payable	30,000,000	—	—
Payments on notes payable	(4,250,000)	(3,750,000)	(3,250,000)
Repurchases of common stock	(44,217,500)	(48,987,500)	(24,028,100)
Proceeds from exercises of stock options	8,320,000	8,252,800	10,918,300
Dividends paid	(33,162,600)	(14,230,800)	(3,449,100)
Proceeds from discounted lease rentals	—	1,157,000	944,400
Net cash used for financing activities	(43,310,100)	(57,558,500)	(18,864,500)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,753,000	(18,496,300)	22,604,300
Cash, cash equivalents and restricted cash, beginning of period	6,684,000	25,180,300	2,576,000
Cash, cash equivalents and restricted cash, end of period	$11,437,000	$6,684,000	$25,180,300
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,388,900	$1,738,400	$1,705,600
Cash paid for income taxes	$11,555,100	$9,552,500	$11,122,300
Non-cash landlord leasehold improvements	$—	$—	$2,139,000

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the same amounts shown above:
	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Cash and cash equivalents	$11,407,000	$6,659,000	$25,130,300
Restricted cash	30,000	25,000	50,000
Total cash, cash equivalents and restricted cash	$11,437,000	$6,684,000	$25,180,300

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2021, December 26, 2020 and December 28, 2019

1.     Organization and Business:

Winmark Corporation and subsidiaries (the Company) offers licenses to operate franchises using the service marks Plato’s Closet®, Once Upon A Child®, Play It Again Sports®, Style Encore® and Music Go Round®. In addition, the Company sells point-of-sale system hardware to its franchisees and certain merchandise to its Play It Again Sports franchisees. The Company also operates a middle-market equipment leasing businesses under the Winmark Capital® mark and operated a small-ticket financing business under the Wirth Business Credit® mark until November 2020. The Company has a 52/53-week fiscal year that ends on the last Saturday in December. Fiscal years 2021, 2020 and 2019 were 52-week fiscal years.

2.     Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Winmark Capital Corporation, Wirth Business Credit, Inc. and Grow Biz Games, Inc. All material inter-company transactions have been eliminated in consolidation.

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. Cash equivalents are stated at cost, which approximates fair value. As of December 25, 2021 and December 26, 2020, the Company had $70,400 and $77,100, respectively, of cash located in Canadian banks. The Company holds its cash and cash equivalents with financial institutions and at times, such balances may be in excess of insurance limits.

Receivables

The Company provides an allowance for doubtful accounts on trade receivables. The allowance for doubtful accounts was $600 and $800 at December 25, 2021 and December 26, 2020, respectively. If receivables in excess of the provided allowance are determined uncollectible, they are charged to expense in the year the determination is made. Trade receivables are written off when they become uncollectible (which generally occurs when the franchise terminates and there is no reasonable expectation of collection), and payments subsequently received on such receivable are credited to the allowance for doubtful accounts. Historically, receivables balances written off have not exceeded allowances provided.

Restricted Cash

The Company is required by certain states to maintain initial franchise fees in a restricted bank account until the franchise opens. The use of these funds by the Company is restricted until the franchise opens. Cash held in escrow totaled $30,000 and $25,000 at December 25, 2021 and December 26, 2020, respectively.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2021, December 26, 2020 and December 28, 2019

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2021, December 26, 2020 and December 28, 2019

Goodwill

The Company reviews its goodwill for impairment at its fiscal year end or whenever events or changes in circumstances indicate that there has been impairment in the value of its goodwill. No impairment was noted during fiscal years ended 2021, 2020 and 2019. Goodwill of $607,500 in the consolidated balance sheets at December 25, 2021 and December 26, 2020 is all attributable to the Franchising segment.

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

Advertising

Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising costs were $348,200, $273,900 and $402,700 for fiscal years 2021, 2020 and 2019, respectively.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2021, December 26, 2020 and December 28, 2019

Franchise Fees

The Company collects initial franchise fees when franchise agreements are signed. The Company recognizes franchise fee revenue over the estimated life of the franchise, beginning with the opening of the franchise, which is when the Company has performed substantially all initial services required by the franchise agreement and the franchisee benefits from the rights afforded by the franchise agreement. The Company had deferred franchise fee revenue of $6,555,300 and $6,823,100 at December 25, 2021 and December 26, 2020, respectively.

Marketing Fees

Marketing fee revenue is included in the Revenue: Other line of the Consolidated Statements of Operations. The Company bills and collects annual marketing fees from its franchisees at various times throughout the year. The Company recognizes marketing fee revenue on a straight line basis over the franchise duration. The Company recognized $1.3 million in marketing fee revenue for each of the fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019.

Software License Fees

Software license fee revenue is included in the Revenue: Other line of the Consolidated Statements of Operations. The Company bills and collects software license fees from its franchisees when the point-of-sale system is provided to the franchisee. The Company recognizes software license fee revenue on a straight line basis over the franchise duration. The Company recognized $0.3 million in software license fee revenue for each of the fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019. The Company had deferred software license fees of $1,608,200 and $1,655,100 at December 25, 2021 and December 26, 2020, respectively.

Contract Liabilities

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees described above.

Commission Fees

The Company capitalizes incremental commission fees paid as a result of obtaining franchise agreement contracts. Capitalized commission fees of $0.5 million and $0.5 million are outstanding at December 25, 2021 and December 26, 2020, respectively and are included in Prepaid expenses and Other assets of the Consolidated Balance Sheets.

Capitalized commission fees are amortized over the life of the franchise and are included in selling, general and administrative expenses. During the fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019, the Company recognized $95,200, $102,600 and $107,200 of commission fee expense, respectively.

Income Taxes

The Company accounts for incomes taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.

Sales Tax

The Company’s accounting policy is to present taxes collected from customers and remitted to government authorities on a net basis.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2021, December 26, 2020 and December 28, 2019

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

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Denominator for basic EPS — weighted average common shares	3,671,980	3,719,485	3,840,638
Dilutive shares associated with option plans	138,500	143,779	259,991
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	3,810,480	3,863,264	4,100,629
Options excluded from EPS calculation — anti-dilutive	20,294	14,822	10,262

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

Recently Issued Accounting Pronouncements

The Company reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our consolidated financial statements.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. Such reclassifications did not impact net income or shareholders’ equity (deficit) as previously reported.

3.     Investment in Leasing Operations:

In May 2021, the Company made the decision to no longer solicit new leasing customers in its middle-market leasing business and will pursue an orderly run-off of this leasing portfolio.

In August 2020, the Company made the decision to no longer originate financing transactions in its small-ticket financing business. The Company sold the small-ticket portfolio in November 2020 for its approximate carrying value of $0.7 million.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2021, December 26, 2020 and December 28, 2019

Investment in leasing operations consists of the following:

	December 25, 2021	December 26, 2020
Direct financing and sales-type leases:
Minimum lease payments receivable	$3,387,500	$12,536,300
Estimated unguaranteed residual value of equipment	1,316,100	2,950,100
Unearned lease income, net of initial direct costs deferred	(418,100)	(1,439,500)
Security deposits	(1,122,500)	(2,169,000)
Equipment installed on leases not yet commenced	—	1,634,400
Total investment in direct financing and sales-type leases	3,163,000	13,512,300
Allowance for credit losses	(63,600)	(270,200)
Net investment in direct financing and sales-type leases	3,099,400	13,242,100
Operating leases:
Operating lease assets	626,200	599,100
Less accumulated depreciation and amortization	(605,700)	(580,100)
Net investment in operating leases	20,500	19,000
Total net investment in leasing operations	$3,119,900	$13,261,100

As of December 25, 2021, the $3.1 million total net investment in leases consisted of $2.9 million classified as current and $0.2 million classified as long-term. As of December 26, 2020, the $13.3 million total net investment in leases consisted of $8.7 million classified as current and $4.6 million classified as long-term.

As of December 25, 2021 and December 26, 2020, no customers had leased assets totaling more than 10% of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows as of December 25, 2021:

	Direct Financing and Sales-Type Leases
	Minimum Lease	Income
Fiscal Year	Payments Receivable	Amortization
2022	3,162,200	399,500
2023	221,800	18,500
2024	3,500	100
	$3,387,500	$418,100

The activity in the allowance for credit losses for leasing operations during 2021, 2020 and 2019, respectively, is as follows:

	December 25, 2021	December 26, 2020	December 28, 2019
Balance at beginning of period	$270,200	$580,600	$861,200
Provisions charged to expense	(206,600)	(79,300)	(78,300)
Recoveries	—	(11,800)	21,900
Deductions for amounts written-off	—	(219,300)	(224,200)
Balance at end of period	$63,600	$270,200	$580,600

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	December 25, 2021		December 26, 2020
	Investment	Allowance for	Investment	Allowance for
	In Leases	Credit Losses	In Leases	Credit Losses
Collectively evaluated for loss potential	$3,163,000	$63,600	$13,512,300	$270,200
Individually evaluated for loss potential	—	—	—	—
Total	$3,163,000	$63,600	$13,512,300	$270,200

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2021, December 26, 2020 and December 28, 2019

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

December 25, 2021
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total

Total investment in leases	$3,163,000	$—	$—	$—	$3,163,000

December 26, 2020
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total

Total investment in leases	$13,512,300	$—	$—	$—	$13,512,300

The Company leases high-technology and other business-essential equipment to its leasing customers. Upon expiration of the initial term or extended lease term, depending on the structure of the lease, the customer may return the equipment, renew the lease for an additional term, or purchase the equipment. Due to the uncertainty of such outcome at the end of the lease term, the lease as recorded at commencement represents only the current terms of the agreement. As a lessor, the Company’s leases do not contain non-lease components. The residual values reflect the estimated amounts to be received at lease termination from sales or other dispositions of leased equipment to unrelated parties. The leased equipment residual values are based on the Company’s best estimate. The Company’s risk management strategy for its residual value includes the contractual obligations of its customers to maintain, service, and insure the leased equipment, the use of third party remarketers as well as the analytical review of historical asset dispositions.

Leasing income as presented on the Consolidated Statements of Operations consists of the following:

	Year Ended	Year Ended	Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Interest income on direct financing and sales-type leases	$1,755,200	$3,651,700	$7,602,600
Selling profit (loss) at commencement of sales-type leases	1,829,800	2,117,500	2,470,300
Operating lease income	2,017,300	2,346,500	2,525,600
Income on sales of equipment under lease	4,799,400	5,246,000	2,855,400
Other	746,600	1,122,300	601,900
Leasing income	$11,148,300	$14,484,000	$16,055,800

4.     Receivables:

The Company’s current receivables consisted of the following:

	December 25, 2021	December 26, 2020
Trade	$29,300	$16,700
Royalty	1,013,800	1,518,000
Other	60,300	47,200
	$1,103,400	$1,581,900

As part of its normal operating procedures, the Company requires Standby Letters of Credit as collateral for a portion of its trade receivables.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2021, December 26, 2020 and December 28, 2019

5.     Shareholders’ Equity (Deficit):

Dividends

In 2021, the Company declared and paid quarterly cash dividends totaling $1.60 per share ($5.9 million) and a $7.50 per share special cash dividend (the “2021 Special Dividend”). The 2021 Special Dividend totaled $27.3 million and was paid by cash on hand.

In 2020, the Company declared and paid quarterly cash dividends totaling $0.80 per share ($3.0 million) and a $3.00 per share special cash dividend (the “2020 Special Dividend”). The 2020 Special Dividend totaled $11.3 million and was paid by cash on hand.

In 2019 the Company declared and paid quarterly cash dividends totaling $0.90 per share ($3.4 million).

Repurchase of Common Stock

In 2021, the Company purchased 225,839 shares of our common stock for an aggregate purchase price of $44.2 million.

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

Under a previous Board of Directors’ authorization, as of December 25, 2021 the Company has the ability to repurchase an additional 304,765 shares of its common stock. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2021, December 26, 2020 and December 28, 2019

the Company’s common stock, the option exercise price may not be less than 110% of the fair market value on the date of grant. The term of the options may not exceed 10 years, except in the case of nonqualified stock options, whereby the terms are established by the Compensation Committee. Options may be exercisable in whole or in installments, as determined by the Compensation Committee.

Stock option activity under the 2001 Plan, 2010 Plan, 2020 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of December 25, 2021 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 29, 2018	639,380	$84.12	5.61	$47,808,100
Granted	54,800	170.14
Exercised	(190,172)	57.41
Forfeited	(24,450)	138.13
Outstanding, December 28, 2019	479,558	101.78	5.79	45,283,200
Granted	45,100	163.87
Exercised	(108,170)	76.29
Forfeited	(23,000)	148.16
Outstanding, December 26, 2020	393,488	113.19	5.61	27,864,900
Granted	72,600	226.96
Exercised	(105,617)	78.78
Forfeited	(4,850)	158.48
Outstanding, December 25, 2021	355,621	$146.03	6.32	$39,320,571
Exercisable, December 25, 2021	219,266	$114.16	4.73	$28,004,239

The fair value of options granted under the Option Plans during 2021, 2020 and 2019 were estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Risk free interest rate	1.13%	0.45%	1.85%
Expected life (years)	6	6	6
Expected volatility	25.51%	25.03%	19.30%
Dividend yield	3.13%	2.33%	1.38%
Option fair value	$37.90	$28.25	$30.96

The total intrinsic value of options exercised during 2021, 2020 and 2019 was $16.2 million, $8.4 million and $22.7 million, respectively. The total fair value of shares vested during 2021, 2020 and 2019 was $9.0 million, $9.1 million and $8.6 million, respectively.

All unexercised options at December 25, 2021 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $1,435,500, $1,315,200 and $1,666,400 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in 2021, 2020 and 2019, respectively. As of December 25, 2021, the Company had $4.0 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.9 years.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2021, December 26, 2020 and December 28, 2019

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

During 2021, the Line of Credit was amended to, among other things:

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

The Line of Credit has been and will continue to be used for general corporate purposes. During 2020 and 2019, the Line of Credit was used to finance in part the 2020 Tender Offer and 2019 Tender Offer (as indicated above in Note 5). Borrowings under the Line of Credit are subject to certain borrowing base limitations, and the Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Line of Credit). As of December 25, 2021, the Company was in compliance with all of its financial covenants, there were no borrowings outstanding under the Line of Credit and the Company’s additional borrowing availability under the Line of Credit was $25.0 million.

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

Notes Payable

The Company has a Note Agreement (the “Note Agreement”) with Prudential.

During 2019, the Note Agreement was amended to, among other things, provide the consent of Prudential for the 2020 Tender Offer and to amend the tangible net worth covenant calculation to remove the effects of the 2020 Tender Offer.

During 2020, the Note Agreement was amended to, among other things, amend the tangible net worth covenant requirement to be reset as of September 26, 2020, provide the consent of Prudential for the declaration and payment of the 2020 Special Dividend and to approve the fixed charge coverage ratio definition to remove the effect of the 2020 Special Dividend.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2021, December 26, 2020 and December 28, 2019

During 2021, the Note Agreement was amended to, among other things:

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

During 2021, the Company issued $30.0 million of Series C notes, with the proceeds to be used for general corporate purposes, including share repurchases and dividends. As of December 25, 2021, with the $10.5 million in principal outstanding from the $25.0 million Series A notes issued in May 2015 and $7.2 million in principal outstanding from the $12.5 million Series B notes issued in August 2017, the aggregate principal outstanding under the Note Agreement was $47.7 million.

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and maximum levels of leverage (all as defined within the Note Agreement). As of December 25, 2021, the Company was in compliance with all of its financial covenants.

In connection with the Note Agreement, the Company incurred debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

As of December 25, 2021, required prepayments of the notes payable for each of the next five years and thereafter are as follows:

2022	$ 4,250,000
2023	4,250,000
2024	4,250,000
2025	2,750,000
2026	1,250,000
Thereafter	30,937,500
Total	$ 47,687,500

7.     Accrued Liabilities:

Accrued liabilities at December 25, 2021 and December 26, 2020 are as follows:

	December 25, 2021	December 26, 2020
Accrued compensation and benefits	$1,085,800	$1,051,800
Rent related liabilities	497,600	437,400
Accrued interest	162,200	157,200
Accrued purchases of goods and services	175,100	97,800
Other	80,300	879,800
	$2,001,000	$2,624,000

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2021, December 26, 2020 and December 28, 2019

8.      Discounted Lease Rentals:

The Company utilized certain lease receivables and underlying equipment as collateral to borrow from financial institutions on a non-recourse basis. As of December 26, 2020, $1.1 million of the $1.7 million liability balance was current.

9.     Contract Liabilities:

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees. The table below presents the activity of the current and noncurrent deferred franchise revenue during fiscal years 2021 and 2020, respectively:

	December 25, 2021	December 26, 2020
Balance at beginning of period	$8,708,300	$9,575,500
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	1,583,700	860,100
Fees earned that were included in the balance at the beginning of the period	(1,783,500)	(1,727,300)
Balance at end of period	$8,508,500	$8,708,300

The following table illustrates future estimated revenue to be recognized for the next five fiscal years and fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 25, 2021:

Contract Liabilities expected to be recognized in	Amount
2022	$1,645,000
2023	1,473,700
2024	1,276,000
2025	1,059,600
2026	855,200
Thereafter	2,199,000
$8,508,500

10.     Operating Leases:

As of December 25, 2021, the Company leases its Minnesota corporate headquarters in a facility with an operating lease that expires in December 2029. Our lease includes both lease (fixed payments including rent) and non-lease components (common area or other maintenance costs and taxes) which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases. The lease provides us the option to extend the lease for two additional five year periods. The lease renewal option is at our sole discretion; therefore, the renewals to extend the lease term are not included in our right of use asset and lease liabilities as they are not reasonably certain of exercise. The weighted average remaining lease term for this lease is 8.0 years and the discount rate is 5.5%. As our lease does not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company recognized $1,178,400, $1,195,000 and $1,358,000 of rent expense for the periods ended December 25, 2021, December 26, 2020 and December 28, 2019, respectively.

Maturities of operating lease liabilities is as follows as of December 25, 2021:

Operating Lease Liabilities expected to be recognized in	Amount
2022	$742,900
2023	763,300
2024	784,400
2025	806,000
2026	828,200
Thereafter	2,624,400
Total lease payments	6,549,200
Less imputed interest	(1,260,500)
Present value of lease liabilities	$5,288,700

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2021, December 26, 2020 and December 28, 2019

Of the $5.3 million operating lease liability outstanding at December 25, 2021, $0.5 million is included in Accrued liabilities in the Current liabilities section of the Consolidated Balance Sheets.

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

Supplemental cash flow information related to our operating leases is as follows for the periods ended December 25, 2021 and December 26, 2020:

	Year Ended
	December 25, 2021	December 26, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow outflow from operating leases	$723,100	$703,700

11.     Income Taxes:

A reconciliation of the expected federal income tax expense based on the federal statutory tax rate to the actual income tax expense is provided below:

	Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Federal income tax expense at statutory rate (21%, 21%, 21%)	$10,472,100	$8,088,600	$8,708,200
Change in valuation allowance	(1,914,400)	54,000	147,900
State and local income taxes, net of federal benefit	1,546,400	1,368,500	1,310,800
Permanent differences, including stock option expenses	(2,332,600)	(1,027,300)	(1,056,800)
Expiration of attributes	2,057,000	—	—
Adjustment to uncertain tax positions	163,400	85,100	(58,500)
Other, net	(44,500)	125,200	266,500
Actual income tax expense	$9,947,400	$8,694,100	$9,318,100

Components of the provision for income taxes are as follows:

	Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Current:
Federal	$8,782,000	$7,836,000	$9,076,400
State	2,193,900	1,795,800	1,693,800
Foreign	333,500	286,000	363,200
Current provision	11,309,400	9,917,800	11,133,400
Deferred:
Federal	(1,435,000)	(1,202,100)	(1,834,800)
State	73,000	(21,600)	19,500
Deferred provision	(1,362,000)	(1,223,700)	(1,815,300)
Total provision for income taxes	$9,947,400	$8,694,100	$9,318,100

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2021, December 26, 2020 and December 28, 2019

The tax effects of temporary differences that give rise to the net deferred income tax assets and liabilities are presented below:

	December 25, 2021	December 26, 2020
Deferred tax assets:
Accounts receivable and lease reserves	$15,500	$66,600
Non-qualified stock option expense	1,405,400	1,581,900
Deferred revenue	1,663,500	1,885,400
Trademarks	32,600	36,100
Lease deposits	270,500	532,600
Loss from and impairment of equity and note investments	532,000	2,637,600
Foreign tax credits	376,200	185,000
Valuation allowance	(908,200)	(2,822,600)
Other	276,500	204,600
Total deferred tax assets	3,664,000	4,307,200
Deferred tax liabilities:
Lease revenue and initial direct costs	(362,200)	(2,330,700)
Depreciation and amortization	(49,100)	(85,800)
Total deferred tax liabilities	(411,300)	(2,416,500)
Total net deferred tax assets	$3,252,700	$1,890,700

The Company has assessed its taxable earnings history and prospective future taxable income. Based upon this assessment, the Company has determined that it is more likely than not that its deferred tax assets will be realized in future periods and no valuation allowance is necessary, except for the deferred tax assets related to the loss from and impairment of equity and note investments (which are capital losses for tax purposes) and the foreign tax credits. As a result, valuation allowances of $0.9 million and $2.8 million as of December 25, 2021 and December 26, 2020, respectively, have been recorded.

The amount of unrecognized tax benefits, including interest and penalties, as of December 25, 2021 and December 26, 2020, was $821,700 and $621,100, respectively, primarily for potential state taxes.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense for all periods presented. The Company had accrued approximately $144,500 and $111,000 for the payment of interest and penalties at December 25, 2021 and December 26, 2020, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Total
Balance at December 28, 2019	$499,000
Increases related to current year tax positions	144,500
Expiration of the statute of limitations for the assessment of taxes	(133,400)
Balance at December 26, 2020	510,100
Increases related to current year tax positions	190,000
Subtractions for tax positions of prior years	(22,900)
Balance at December 25, 2021	$677,200

The Company and its subsidiaries file income tax returns in the U.S. federal, numerous state and certain foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017. We expect various statutes of limitation to expire during the next 12 months. Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 25, 2021, December 26, 2020 and December 28, 2019

12.     Commitments and Contingencies:

Employee Benefit Plan

The Company provides a 401(k) Savings Incentive Plan which covers substantially all employees. The plan provides for matching contributions and optional profit-sharing contributions at the discretion of the Board of Directors. Employee contributions are fully vested; matching and profit sharing contributions are subject to a five-year service vesting schedule. Company contributions to the plan for 2021, 2020 and 2019 were $348,200, $324,000 and $343,500, respectively.

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

	Year ended
	December 25, 2021	December 26, 2020	December 28, 2019
Revenue:
Franchising	$67,067,900	$51,577,800	$57,243,100
Leasing	11,148,300	14,484,000	16,055,800
Total revenue	$78,216,200	$66,061,800	$73,298,900

Reconciliation to operating income:
Franchising segment contribution	$44,832,100	$31,880,200	$35,169,900
Leasing segment contribution	6,504,100	8,331,300	7,961,200
Total operating income	$51,336,200	$40,211,500	$43,131,100

Depreciation and amortization:
Franchising	$243,900	$285,300	$281,600
Leasing	186,700	199,400	118,500
Total depreciation and amortization	$430,600	$484,700	$400,100

	As of
	December 25, 2021	December 26, 2020
Identifiable assets:
Franchising	$4,907,800	$4,848,300
Leasing	3,600,500	14,462,600
Unallocated	18,390,700	12,032,300
Total	$26,899,000	$31,343,200

Revenues are all generated from United States operations other than franchising revenues from Canadian operations of $4.9 million, $4.0 million and $4.7 million in each of fiscal 2021, 2020 and 2019, respectively. All long-lived assets are located within the United States.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Winmark Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 25, 2021 and December 26, 2020, the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 25, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2021 and December 26, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involve our especially challenging, subjective, or complex judgments. We determined that there are no critical matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

Minneapolis, Minnesota
March 8, 2022

ITEM 9:     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective as of December 25, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 25, 2021.

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

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter ended December 25, 2021, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

All information required to be reported in a report on Form 8-K during the fourth quarter covered by this Form 10-K has been reported.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10:   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Election of Directors,” “Executive Officers,” “Audit Committee,” “Majority of Independent Directors; Committees of Independent Directors,” and “Code of Ethics and Business Conduct,” appearing in our proxy statement for the annual meeting of stockholders to be held on April 27, 2022 are incorporated herein by reference.

ITEM 11:   EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation,” “2021 Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” appearing in our proxy statement for the annual meeting of stockholders to be held on April 27, 2022 are incorporated herein by reference.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Securities Authorized for Issuance Under Equity Compensation Plans” appearing in our proxy statement for the annual meeting of stockholders to be held on April 27, 2022 are incorporated herein by reference.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons,” “Review, Approval or Ratification of Transactions with Related Persons” and “Majority of Independent Directors; Committees of Independent Directors” appearing in our proxy statement for the annual meeting of stockholders to be held on April 27, 2022 is incorporated herein by reference.

ITEM 14:   PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled “Principal Accounting Fees and Services” appearing in our proxy statement for the annual meeting of stockholders to be held April 27, 2022 is incorporated herein by reference.

PART IV

ITEM 15:   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

1.           Financial Statements

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 19.

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

10.40	Amendment No. 9 to Credit Agreement, among Winmark Corporation and its subsidiaries and CIBC Bank USA, dated September 10, 2021 (Exhibit 10.1) (27)
10.41

Amendment No. 5 to Note Agreement dated September 10, 2021 among Winmark Corporation and its subsidiaries and PGIM, Inc. (formerly Prudential Investment Management, Inc.) its affiliates and managed accounts (exhibit 10.3) (27)

10.42	Amendment No. 3 to Intercredit and Collateral Agency Agreement dated September 10, 2021 (exhibit 10.5) (27)
21.1	Subsidiaries: Grow Biz Games, Inc., a Minnesota corporation; Winmark Capital Corporation, a Minnesota corporation and Wirth Business Credit, Inc., a Minnesota corporation
23.1*	Consent of GRANT THORNTON LLP; Independent Registered Public Accounting Firm
24.1	Power of Attorney (Contained on signature page to this Form 10-K)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the Annual Report on Form 10-K of Winmark Corporation and Subsidiaries for the year ended December 25, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104	The Cover page from the Annual Report on Form 10-K of Winmark Corporation and subsidiaries for the year ended December 25, 2021; formatted in Inline XBRL (contained in Exhibit 101).
*	Filed Herewith
(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 33-65108).
(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
(3)	Indicates management contracts, compensation plans or arrangements required to be filed as exhibits.
(4)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009.
(5)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 25, 2000.
(6)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2000.
(7)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
(8)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on December 20, 2006.
(9)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on October 2, 2008.
(10)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

(11)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2010.
(12)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on January 31, 2012.
(13)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on March 1, 2012.
(14)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on October 23, 2013.
(15)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on February 21, 2014.
(16)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2014.
(17)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on January 26, 2015.
(18)	Incorporated by reference to the specified exhibit to the Schedule TO filed on April 15, 2015.
(19)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on May 18, 2015.
(20)	Incorporated by reference to the specified exhibit to the Schedule TO filed on July 19, 2017.
(21)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on May 18, 2018.
(22)	Incorporated by reference to the specified exhibit to the Schedule TO filed on December 17, 2019.
(23)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on January 29, 2020.
(24)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 28, 2019.
(25)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on September 2, 2020.
(26)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on October 14, 2020.
(27)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on September 10, 2021.

ITEM 16:   FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINMARK CORPORATION

By:	/s/ BRETT D. HEFFES	Date: March 8, 2022
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

SIGNATURE	TITLE	DATE

/s/ BRETT D. HEFFES	Chairman of the Board and Chief Executive Officer	March 8, 2022
Brett D. Heffes	(principal executive officer)

/s/ Anthony D. Ishaug	Executive Vice President, Chief Financial Officer and Treasurer	March 8, 2022
Anthony D. Ishaug	(principal financial and accounting officer)

/s/ LAWRENCE A. BARBETTA	Director	March 8, 2022
Lawrence A. Barbetta

/s/ JENELE C. GRASSLE	Director	March 8, 2022
Jenele C. Grassle

/s/ KIRK A. MACKENZIE	Director	March 8, 2022
Kirk A. MacKenzie

/s/ PAUL C. REYELTS	Director	March 8, 2022
Paul C. Reyelts

/s/ GINA D. SPRENGER	Director	March 8, 2022
Gina D. Sprenger

/s/ PERCY C. TOMLINSON, JR.	Director	March 8, 2022
Percy C. Tomlinson, Jr.

/s/ MARK L. WILSON	Director	March 8, 2022
Mark L. Wilson