Form 10-Q
period 2022-03-26
WINMARK CORP
filed 2022-04-14
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2022

or

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

Yes ☐              No ☒

Common stock, no par value, 3,478,770 shares outstanding as of April 12, 2022.

WINMARK CORPORATION AND SUBSIDIARIES

PART I.          FINANCIAL INFORMATION

ITEM 1: Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 26, 2022	December 25, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$287,500	$11,407,000
Restricted cash	55,000	30,000
Receivables, less allowance for doubtful accounts of $500 and $600	1,473,300	1,103,400
Net investment in leases - current	2,593,000	2,890,600
Income tax receivable	—	667,500
Inventories	492,300	325,200
Prepaid expenses	985,100	1,008,600
Total current assets	5,886,200	17,432,300
Net investment in leases - long-term	165,000	229,300
Property and equipment, net	1,895,900	1,976,900
Operating lease right of use assets	2,921,700	2,982,000
Goodwill	607,500	607,500
Other assets	428,700	418,300
Deferred income taxes	3,365,900	3,252,700
	$15,270,900	$26,899,000
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $17,400 and $17,400	$4,232,600	$4,232,600
Accounts payable	1,896,000	2,099,000
Income tax payable	2,374,300	—
Accrued liabilities	2,515,400	2,001,000
Deferred revenue	1,634,400	1,645,000
Total current liabilities	12,652,700	9,977,600
Long-Term Liabilities:
Line of credit	13,600,000	—
Notes payable, net of unamortized debt issuance costs of $56,800 and $61,100	42,318,200	43,376,400
Deferred revenue	6,831,000	6,863,500
Operating lease liabilities	4,686,700	4,810,100
Other liabilities	950,000	954,800
Total long-term liabilities	68,385,900	56,004,800
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,480,376 and 3,635,806 shares issued and outstanding	—	—
Retained earnings (accumulated deficit)	(65,767,700)	(39,083,400)
Total shareholders’ equity (deficit)	(65,767,700)	(39,083,400)
	$15,270,900	$26,899,000

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 26, 2022	March 27, 2021
Revenue:
Royalties	$15,390,100	$14,048,800
Leasing income	2,871,700	3,237,000
Merchandise sales	914,300	592,400
Franchise fees	420,600	359,000
Other	453,100	421,700
Total revenue	20,049,800	18,658,900
Cost of merchandise sold	864,500	558,800
Leasing expense	216,000	389,500
Provision for credit losses	(8,900)	(48,700)
Selling, general and administrative expenses	5,540,000	5,102,300
Income from operations	13,438,200	12,657,000
Interest expense	(513,100)	(318,100)
Interest and other income (expense)	(900)	6,800
Income before income taxes	12,924,200	12,345,700
Provision for income taxes	(3,071,700)	(3,034,600)
Net income	$9,852,500	$9,311,100
Earnings per share - basic	$2.74	$2.49
Earnings per share - diluted	$2.65	$2.40
Weighted average shares outstanding - basic	3,597,926	3,736,676
Weighted average shares outstanding - diluted	3,716,322	3,874,227

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 25, 2021	3,635,806	$—	$(39,083,400)	$(39,083,400)
Repurchase of common stock	(164,586)	(1,679,900)	(34,911,500)	(36,591,400)
Stock options exercised	9,156	1,258,300	—	1,258,300
Compensation expense relating to stock options	—	421,600	—	421,600
Cash dividends ($0.45 per share)	—	—	(1,625,300)	(1,625,300)
Comprehensive income (Net income)	—	—	9,852,500	9,852,500
BALANCE, March 26, 2022	3,480,376	—	(65,767,700)	(65,767,700)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 26, 2020	3,756,028	$9,281,800	$(20,660,500)	$(11,378,700)
Repurchase of common stock	(58,255)	(9,935,800)	(519,400)	(10,455,200)
Stock options exercised	2,950	268,800	—	268,800
Compensation expense relating to stock options	—	385,200	—	385,200
Cash dividends ($0.25 per share)	—	—	(935,400)	(935,400)
Comprehensive income (Net income)	—	—	9,311,100	9,311,100
BALANCE, March 27, 2021	3,700,723	—	(12,804,200)	(12,804,200)

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 26, 2022	March 27, 2021
OPERATING ACTIVITIES:
Net income	$9,852,500	$9,311,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,500	113,800
Provision for credit losses	(8,900)	(48,700)
Compensation expense related to stock options	421,600	385,200
Deferred income taxes	(113,200)	(439,900)
Deferred initial direct costs	—	(1,500)
Amortization of deferred initial direct costs	—	10,500
Operating lease right of use asset amortization	60,300	54,200
Tax benefits on exercised stock options	95,300	47,100
Change in operating assets and liabilities:
Receivables	(369,900)	(515,000)
Principal collections on lease receivables	530,500	2,268,700
Income tax receivable/payable	2,946,500	3,333,300
Inventories	(167,100)	(3,600)
Prepaid expenses	23,500	155,300
Other assets	(10,400)	(2,600)
Accounts payable	(203,000)	(370,300)
Accrued and other liabilities	390,500	(532,300)
Rents received in advance and security deposits	(159,700)	(95,400)
Deferred revenue	(43,100)	(84,900)
Net cash provided by operating activities	13,347,900	13,585,000
INVESTING ACTIVITIES:
Purchase of property and equipment	(21,500)	(34,300)
Purchase of equipment for lease contracts	—	(65,500)
Net cash used for investing activities	(21,500)	(99,800)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	15,600,000	—
Payments on line of credit	(2,000,000)	—
Payments on notes payable	(1,062,500)	(1,062,500)
Repurchases of common stock	(36,591,400)	(10,455,200)
Proceeds from exercises of stock options	1,258,300	268,800
Dividends paid	(1,625,300)	(935,400)
Net cash used for financing activities	(24,420,900)	(12,184,300)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(11,094,500)	1,300,900
Cash, cash equivalents and restricted cash, beginning of period	11,437,000	6,684,000
Cash, cash equivalents and restricted cash, end of period	$342,500	$7,984,900
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$490,500	$309,200
Cash paid for income taxes	$143,100	$94,100

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Condensed Balance Sheets to the total of the same amounts shown above:
	Three Months Ended
	March 26, 2022	March 27, 2021
Cash and cash equivalents	$287,500	$7,959,900
Restricted cash	55,000	25,000
Total cash, cash equivalents and restricted cash	$342,500	$7,984,900

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

Revenues and operating results for the three months ended March 26, 2022 are not necessarily indicative of the results to be expected for the full year.

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

3. Contract Liabilities:

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees. The table below presents the activity of the current and noncurrent deferred franchise revenue during the first three months of 2022 and 2021, respectively:

	March 26, 2022	March 27, 2021
Balance at beginning of period	$8,508,500	$8,708,300
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	458,000	355,700
Fees earned that were included in the balance at the beginning of the period	(501,100)	(440,600)
Balance at end of period	$8,465,400	$8,623,400

The following table illustrates future estimated revenue to be recognized for the remainder of 2022 and full fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 26, 2022.

Contract Liabilities expected to be recognized in	Amount
2022	$1,202,300
2023	1,504,000
2024	1,306,200
2025	1,089,900
2026	885,400
Thereafter	2,477,600
$8,465,400

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

5. Investment in Leasing Operations:

In May 2021, the Company made the decision to no longer solicit new leasing customers and will pursue an orderly run-off for its leasing portfolio.

Investment in leasing operations consists of the following:

	March 26, 2022	December 25, 2021
Direct financing and sales-type leases:
Minimum lease payments receivable	$3,019,600	$3,387,500
Estimated unguaranteed residual value of equipment	1,069,600	1,316,100
Unearned lease income, net of initial direct costs deferred	(360,400)	(418,100)
Security deposits	(962,700)	(1,122,500)
Total investment in direct financing and sales-type leases	2,766,100	3,163,000
Allowance for credit losses	(56,100)	(63,600)
Net investment in direct financing and sales-type leases	2,710,000	3,099,400
Operating leases:
Operating lease assets	407,100	626,200
Less accumulated depreciation and amortization	(359,100)	(605,700)
Net investment in operating leases	48,000	20,500
Total net investment in leasing operations	$2,758,000	$3,119,900

As of March 26, 2022, the $2.8 million total net investment in leases consists of $2.6 million classified as current and $0.2 million classified as long-term. As of December 25, 2021, the $3.1 million total net investment in leases consists of $2.9 million classified as current and $0.2 million classified as long-term.

As of March 26, 2022, there were no customers with leased assets greater than 10% of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2022 and the full fiscal years thereafter as of March 26, 2022:

	Direct Financing and Sales-Type Leases
	Minimum Lease	Income
Fiscal Year	Payments Receivable	Amortization
2022	2,516,000	329,400
2023	500,100	30,900
2024	3,500	100
	$3,019,600	$360,400

The activity in the allowance for credit losses for leasing operations during the first three months of 2021 and 2020, respectively, is as follows:

	March 26, 2022	March 27, 2021
Balance at beginning of period	$63,600	$270,200
Provisions charged to expense	(8,900)	(48,700)
Recoveries	1,400	—
Balance at end of period	$56,100	$221,500

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	March 26, 2022		December 25, 2021
	Investment	Allowance for	Investment	Allowance for
	In Leases	Credit Losses	In Leases	Credit Losses
Collectively evaluated for loss potential	$2,766,100	$56,100	$3,163,000	$63,600
Individually evaluated for loss potential	—	—	—	—
Total	$2,766,100	$56,100	$3,163,000	$63,600

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

March 26, 2022
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total

Total investment in leases	$2,766,100	$—	$—	$—	$2,766,100

December 25, 2021
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total

Total investment in leases	$3,163,000	$—	$—	$—	$3,163,000

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

Leasing income as presented on the Consolidated Condensed Statements of Operations consists of the following:

	Three Months Ended	Three Months Ended
	March 26, 2022	March 27, 2021
Interest income on direct financing and sales-type leases	$278,500	$619,700
Selling profit (loss) at commencement of sales-type leases	1,263,200	1,073,700
Operating lease income	381,800	484,300
Income on sales of equipment under lease	603,400	745,600
Other	344,800	313,700
Leasing income	$2,871,700	$3,237,000

6. Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended
	March 26, 2022	March 27, 2021
Denominator for basic EPS — weighted average common shares	3,597,926	3,736,676
Dilutive shares associated with option plans	118,396	137,551
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	3,716,322	3,874,227
Options excluded from EPS calculation — anti-dilutive	11,883	6,987

7. Shareholders’ Equity (Deficit):

Dividends

On January 26, 2022, the Company’s Board of Directors approved the payment of a $0.45 per share quarterly cash dividend to shareholders of record at the close of business on February 9, 2022, which was paid on March 1, 2022.

Repurchase of Common Stock

In the first three months of 2022, the Company repurchased 164,586 shares of its common stock. Under the Board of Directors’ authorization, as of March 26, 2022, the Company has the ability to repurchase an additional 140,179 shares of its common stock. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

Stock option activity under the Company’s option plans as of March 26, 2022 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 25, 2021	355,621	$146.03	6.32	$39,320,600
Granted	1,500	212.18
Exercised	(9,156)	137.43
Outstanding, March 26, 2022	347,965	$146.54	6.09	$28,959,900
Exercisable, March 26, 2022	212,610	$113.96	4.48	$23,874,000

The fair value of options granted under the Option Plans during the first three months of 2022 and 2021 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Three Months Ended
	March 26, 2022	March 27, 2021
Risk free interest rate	1.88%	0.64%
Expected life (years)	6	6
Expected volatility	26.64%	25.05%
Dividend yield	4.21%	2.77%
Option fair value	$33.92	$30.02

All unexercised options at March 26, 2022 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $421,600 and $385,200 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first three months of 2022 and 2021, respectively. As of March 26, 2022, the Company had $3.6 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.6 years.

8. Debt:

Line of Credit

As of March 26, 2022, there was $13.6 million in borrowings outstanding under the Company’s revolving credit facility with CIBC Bank USA (the “Line of Credit”), bearing interest at 3.50%, leaving $11.4 million available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes. The Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Line of Credit). As of March 26, 2022, the Company was in compliance with all of its financial covenants. (See Note 11 – “Subsequent Events”).

Notes Payable

As of March 26, 2022, the Company had aggregate principal outstanding of $46.6 million under its Note Agreement (“the Note Agreement”) with PGIM, Inc. (formerly Prudential Investment Management, Inc.) its affiliates and managed accounts (collectively, “Prudential”); consisting of $9.7 million in principal outstanding from the $25.0 million Series A notes issued in May 2015, $6.9 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 and $30.0 million in principal outstanding from the $30.0 million Series C notes issued in September 2021.

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and maximum levels of leverage (all as defined within the Note Agreement). As of March 26, 2022, the Company was in compliance with all of its financial covenants. (See Note 11 – “Subsequent Events”).

In connection with the Note Agreement, the Company incurred debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

9. Operating Leases:

As of March 26, 2022, the Company leases its Minnesota corporate headquarters in a facility with an operating lease that expires in December 2029. The remaining lease term for this lease is 7.75 years and the discount rate is 5.5%. The Company recognized $303,700 and $300,900 of operating lease costs for the periods ended March 26, 2022 and March 27, 2021, respectively.

Maturities of operating lease liabilities is as follows for the remainder of fiscal 2022 and full fiscal years thereafter as of March 26, 2022:

Operating Lease Liabilities expected to be recognized in	Amount
2022	$558,900
2023	763,300
2024	784,400
2025	806,000
2026	828,200
Thereafter	2,624,300
Total lease payments	6,365,100
Less imputed interest	(1,188,200)
Present value of lease liabilities	$5,176,900

Of the $5.2 million operating lease liability outstanding at March 26, 2022, $0.5 million is included in Accrued liabilities in the Current liabilities section of the Consolidated Condensed Balance Sheets.

Supplemental cash flow information related to our operating leases is as follows for the period ended March 26, 2022:

	Three Months Ended
	March 26, 2022	March 27, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow outflow from operating leases	$184,100	$179,100

10. Segment Reporting:

The Company currently has two reportable business segments, franchising and leasing. The franchising segment franchises value-oriented retail store concepts that buy, sell and trade merchandise. The leasing segment includes the Company’s equipment leasing business. Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses. The Company’s internal management reporting is the basis for the information disclosed for its business segments and includes allocation of shared-service costs. Segment assets are those that are directly used in or identified with segment operations, including cash, restricted cash, accounts receivable, prepaid expenses, inventory, property and equipment, investment in leasing operations and goodwill. Unallocated assets include corporate cash and cash equivalents, current and deferred tax amounts, operating lease right of use assets and other corporate assets. Inter-segment balances and transactions have been eliminated. The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	Three Months Ended
	March 26, 2022	March 27, 2021
Revenue:
Franchising	$17,178,100	$15,421,900
Leasing	2,871,700	3,237,000
Total revenue	$20,049,800	$18,658,900

Reconciliation to operating income:
Franchising segment contribution	$11,200,700	$10,724,500
Leasing segment contribution	2,237,500	1,932,500
Total operating income	$13,438,200	$12,657,000

Depreciation and amortization:
Franchising	$67,500	$65,900
Leasing	35,000	47,900
Total depreciation and amortization	$102,500	$113,800

	As of
	March 26, 2022	December 25, 2021
Identifiable assets:
Franchising	$4,181,900	$4,907,800
Leasing	3,198,500	3,600,500
Unallocated	7,890,500	18,390,700
Total	$15,270,900	$26,899,000

11. Subsequent Events:

On April 12, 2022, the Line of Credit was amended to, among other things:

●	Provide for a new $30.0 million delayed draw term facility, with available draws summarized as follows:
o	The Company may draw up to five (5) loans over a period of 18 months, each draw having a principal amount not less than $3.0 million (or higher integral multiples of $1.0 million), with aggregate draws outstanding not to exceed $30.0 million;
o	The final maturity of all drawn loans of April 12, 2029, with all payments of principal due on such date;
o	Interest at a rate to be determined at the time of each draw, payable monthly in arrears on the outstanding aggregate principal balance.
●	Decrease the aggregate commitments for revolving loans from $25.0 million to $20.0 million;
●	Extend the termination date for revolving loans from August 31, 2024 to April 12, 2027;
●	Remove the borrowing base covenant restriction for revolving loans;
●	Replace LIBOR with SOFR as an interest rate option in connection with borrowings on revolving loans and adjust the definition of and reduce the applicable margin to reflect such replacement;
●	Amend the fixed charge coverage ratio definition to exclude principal payments on non-amortizing term loans that are refinanced with proceeds from permitted debt (as defined within the amendment);
●	Permit the Company to issue additional term notes under a new Private Shelf Agreement with Prudential (as described below).

Upon closing on the amendment to the Line of Credit, the Company completed a $15.0 million draw on the delayed draw term loan at a rate of 4.60%, the proceeds of which were used to pay down all amounts outstanding on the revolving portion of the Line of Credit and increase the Company’s cash balances.

On April 12, 2022, the Company entered into a Private Shelf Agreement (the “Shelf Agreement”) with Prudential, summarized as follows:

●	For a period three years from entry into the Shelf Agreement, subject to certain customary conditions, the Company may offer and Prudential may purchase from the Company privately negotiated senior notes (“Shelf Notes”) in the aggregate principal amount up to (i) $100.0 million, less (ii) the aggregate principal amount of notes outstanding at such point (including notes outstanding under the existing Prudential Note Agreement, which at April 12, 2022 totaled $46.6 million);
●	Each Shelf Note issued will have an average life and maturity of no more than 12.5 years from the date of original issuance, with interest payable at a rate per annum determined at the time of each issuance;
●	The Shelf Notes will be secured by all of the Company’s assets and the Shelf Notes will rank pari passu with the Company’s obligations to the lenders under the amended Line of Credit and the amended Note Agreement;
●	The Shelf Notes may be prepaid, at the option of the Company, in whole or in part (in a minimum amount of $1 million), but prepayments will require payment of a Yield Maintenance Amount (as defined within the Shelf Agreement);
●	The Shelf Agreement contains customary affirmative covenants and negative covenants that are substantially the same as those contained in the amended Line of Credit and amended Note Agreement.

On April 12, 2022, the Note Agreement was amended to, among other things:

●	Permit the Company to incur the obligations described in and conform to the changes made by the Company’s entry into the amendments to the Line of Credit described above;
●	Permit the Company to incur the obligations described in and conform to the changes made by the Company’s entry into the Shelf Agreement.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

COVID-19 Pandemic

The emergence of the coronavirus (COVID-19) and new variants of the virus around the world, and particularly in the United States and Canada, continues to present significant risks to the Company, not all of which the Company is able to fully evaluate or even to foresee at the current time. The pandemic affected the Company’s financial results and business operations in the Company’s first fiscal quarters ended March 26, 2022 and March 27, 2021, and economic and health conditions in the United States and across most of the globe have continued to change since the beginning of the pandemic. Notably, a number of the Company’s franchised store locations were temporarily closed to in-store consumer activities from time to time due to various restrictions. Such temporary store closings may reoccur and customer traffic may continue to be impacted depending on the duration and severity of the pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or re-imposition of restrictions that have been imposed to date, and numerous other uncertainties.

Even as governmental restrictions may be relaxed and markets reopen, the ongoing economic impacts and health concerns associated with the pandemic may continue to affect consumer behavior, spending levels and shopping preferences. Changes in consumer purchasing patterns may increase demand at our franchised stores in one quarter, resulting in decreased demand in subsequent quarters. We continue to see shifts in product and channel preferences as markets move through varying stages of restrictions and re-opening at different times. In addition, we continue to see an increase in demand in the e-commerce channel and any failure to capitalize on this demand could adversely affect our franchised stores ability to maintain and grow sales and erode our competitive position.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three-month period ended March 26, 2022 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the pandemic on the Company’s management and employees, its franchisees or leasing customers nor to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Overview

We are a franchising business focused on sustainability and small business formation. As of March 26, 2022, we had 1,276 resale franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands. Our franchise business is not capital intensive and is designed to generate consistent, recurring revenue and strong operating margins.

The financial criteria that management closely tracks to evaluate current business operations and future prospects include royalties and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees. During the first three months of 2022, our royalties increased $1.3 million or 9.5% compared to the first three months of 2021.

Management continually monitors the level and timing of selling, general and administrative expenses. The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees. During the first three months of 2022, selling, general and administrative expenses increased $0.4 million, or 8.6% compared to the first three months of 2021.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals. The following is a summary of our franchising activity for the first three months ended March 26, 2022:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/25/2021	OPENED	CLOSED	3/26/2022	RENEWAL	RENEWALS
Plato’s Closet
Franchises - US and Canada	489	5	—	494	8	8
Once Upon A Child
Franchises - US and Canada	401	3	(1)	403	21	21
Play It Again Sports
Franchises - US and Canada	273	—	(1)	272	15	15
Style Encore						.
Franchises - US and Canada	71	1	(2)	70	—	—
Music Go Round
Franchises - US	37	—	—	37	—	—
Total Franchised Stores	1,271	9	(4)	1,276	44	44

Renewal activity is a key focus area for management. Our franchisees sign 10-year agreements with us. The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties. During the first three months of 2022, we renewed 44 of the 44 franchise agreements available for renewal.

Our ability to grow our operating income is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchises, and (iii) control our selling, general and administrative expenses.

In May 2021, we made the decision to no longer solicit new leasing customers and will pursue an orderly run-off of our middle-market leasing portfolio, the operations of which constitute our leasing segment. Leasing income net of leasing expense for the first three months of 2022 was $2.7 million compared to $2.8 million in the first three months of 2021. Our leasing portfolio (net investment in leases – current and long-term), was $2.8 million at March 26, 2022 compared to $3.1 million at December 25, 2021. Given the decision to run-off the portfolio, we anticipate that leasing income net of leasing expense and the size of the leasing portfolio will continue to decrease through the run-off period. See Note 5 – “Investment in Leasing Operations” for information regarding the lease portfolio, including future minimum lease payments receivable under lease contracts and the amortization of unearned lease income.

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended
	March 26, 2022	March 27, 2021

Revenue:
Royalties	76.7%	75.3%
Leasing income	14.3	17.3
Merchandise sales	4.6	3.2
Franchise fees	2.1	1.9
Other	2.3	2.3
Total revenue	100.0	100.0

Cost of merchandise sold	(4.3)	(3.0)
Leasing expense	(1.1)	(2.1)
Provision for credit losses	—	0.2
Selling, general and administrative expenses	(27.6)	(27.3)
Income from operations	67.0	67.8
Interest expense	(2.6)	(1.7)
Interest and other income (expense)	—	—
Income before income taxes	64.4	66.1
Provision for income taxes	(15.3)	(16.2)
Net income	49.1%	49.9%

Comparison of Three Months Ended March 26, 2022 to Three Months Ended March 27, 2021

Revenue

Revenues for the quarter ended March 26, 2022 totaled $20.0 million compared to $18.7 million for the comparable period in 2021.

Royalties and Franchise Fees

Royalties increased to $15.4 million for the first three months of 2022 from $14.0 million for the first three months of 2021, a 9.5% increase. The increase is primarily from higher franchisee retail sales and from having additional franchise stores in the first three months of 2022 compared to the same period in 2021.

Franchise fees of $0.4 million for the first three months of 2022 were comparable to $0.4 million for the first three months of 2021.

Leasing Income

Leasing income decreased to $2.9 million for the first quarter of 2022 compared to $3.2 million for the same period in 2021. The decrease is primarily due to a lower level of equipment sales to customers and lower levels of interest income from the smaller lease portfolio when compared to the same period last year.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales increased to $0.9 million for the first quarter of 2022 compared to $0.6 million in the same period of 2021. The increase is primarily due to an increase in technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold increased to $0.9 million for the first quarter of 2022 compared to $0.6 million in the same period of 2021. The increase was primarily due to an increase in Direct Franchisee Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first quarter of 2022 and 2021 was 94.6% and 94.3%, respectively.

Leasing Expense

Leasing expense decreased to $0.2 million for the first quarter of 2022 compared to $0.4 million for the first quarter of 2021. The decrease was primarily due to a decrease in the associated cost of equipment sales to customers discussed above.

Selling, General and Administrative

Selling, general and administrative expenses increased 8.6% to $5.5 million in the first quarter of 2022 from $5.1 million in the same period of 2021. The increase was primarily due to increases in advertising related expenses and conference and travel expenses.

Interest Expense

Interest expense increased to $0.5 million for the first quarter of 2022 compared to $0.3 million for the first quarter of 2021. The increase is primarily due to higher average corporate borrowings when compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 23.8% and 24.6% for the first quarter of 2022 and 2021, respectively. The decrease is primarily due to a decrease in state taxes and higher tax benefits on the exercise of stock options.

Segment Comparison of Three Months Ended March 26, 2022 to Three Months Ended March 27, 2021

Franchising Segment Operating Income

The franchising segment’s operating income for the first quarter of 2022 increased by $0.5 million to $11.2 million from $10.7 million for the first quarter of 2021. The increase in segment contribution was due to increased royalty revenues, partially offset by an increase in selling, general and administrative expenses.

Leasing Segment Operating Income

The leasing segment’s operating income for the first quarter of 2022 increased by $0.3 million to $2.2 million from $1.9 million for the first quarter of 2021. The increase in segment contribution was due to a decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings. The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and compensation expense related to stock options.

We ended the first quarter of 2022 with $0.3 million in cash, cash equivalents and restricted cash compared to $8.0 million in cash, cash equivalents and restricted cash at the end of the first quarter of 2021.

Operating activities provided $13.3 million of cash during the first three months of 2022, comparable to $13.6 million provided during the first three months of last year.

Investing activities used $21,500 of cash during the first three months of 2022. The 2022 activities consisted of the purchase of property and equipment.

Financing activities used $24.4 million of cash during the first three months of 2022. Our most significant financing activities during the first three months of 2022 consisted of $36.6 million to repurchase 164,586 shares of our common stock, payments on notes payable of $1.1 million and $1.6 million for the payment of dividends; partially offset by $13.6 million in net borrowing on our line of credit and $1.3 million of proceeds from exercise of stock options. (See Note 7 — “Shareholders’ Equity (Deficit) and Note 8 – “Debt”).

As of March 26, 2022, our borrowing availability under our Line of Credit was $25.0 million (the lesser of the borrowing base or the aggregate line of credit). There was $13.6 million in borrowings outstanding at March 26, 2022 under the Line of Credit bearing interest at 3.50%, leaving $11.4 million available for additional borrowings.

The Line of Credit has been and will continue to be used for general corporate purposes. The Line of Credit is secured by a lien against substantially all of our assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Line of Credit).

As of March 26, 2022, we had aggregate principal outstanding of $46.6 million under our Note Agreement with Prudential consisting of $9.7 million in principal outstanding from the $25.0 million Series A notes issued in May 2015, $6.9 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 and $30.0 million in principal outstanding from the $30.0 million Series C notes issued on September 2021.

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

As of March 26, 2022, we were in compliance with all of the financial covenants under the Line of Credit and Note Agreement.

On April 12, 2022, the Line of Credit was amended to, among other things:

●	Provide for a new $30.0 million delayed draw term facility, with available draws summarized as follows:
o	We may draw up to five (5) loans over a period of 18 months, each draw having a principal amount not less than $3.0 million (or higher integral multiples of $1.0 million), with aggregate draws outstanding not to exceed $30.0 million;
o	The final maturity of all drawn loans of April 12, 2029, with all payments of principal due on such date;
o	Interest at a rate to be determined at the time of each draw, payable monthly in arrears on the outstanding aggregate principal balance.
●	Decrease the aggregate commitments for revolving loans from $25.0 million to $20.0 million;
●	Extend the termination date for revolving loans from August 31, 2024 to April 12, 2027;
●	Remove the borrowing base covenant restriction for revolving loans;
●	Replace LIBOR with SOFR as an interest rate option in connection with borrowings on revolving loans and adjust the definition of and reduce the applicable margin to reflect such replacement;
●	Amend the fixed charge coverage ratio definition to exclude principal payments on non-amortizing term loans that are refinanced with proceeds from permitted debt (as defined within the amendment);
●	Permit us to issue additional term notes under a new Private Shelf Agreement with Prudential (as described below).

The foregoing discussion is a summary of the amendment to the Line of Credit and is qualified in its entirety by reference to the full text of the amendment, which is referenced by exhibit to this 10-Q and included as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2022.

Upon closing on the amendment to the Line of Credit, we completed a $15.0 million draw on the delayed draw term loan at a rate of 4.60%, the proceeds of which were used to pay down all amounts outstanding on the revolving portion of the Line of Credit and increase our cash balances.

On April 12, 2022, we entered into a Private Shelf Agreement (the “Shelf Agreement”) with Prudential, summarized as follows:

●	For a period three years from entry into the Shelf Agreement, subject to certain customary conditions, we may offer and Prudential may purchase from us privately negotiated senior notes (“Shelf Notes”) in the aggregate principal amount up to (i) $100.0 million, less (ii) the aggregate principal amount of notes outstanding at such point (including notes outstanding under the existing Prudential Note Agreement, which at April 12, 2022 totaled $46.6 million);
●	Each Shelf Note issued will have an average life and maturity of no more than 12.5 years from the date of original issuance, with interest payable at a rate per annum determined at the time of each issuance;
●	The Shelf Notes will be secured by all of our assets and the Shelf Notes will rank pari passu with our obligations to the lenders under the amended Line of Credit and the amended Note Agreement;
●	The Shelf Notes may be prepaid, at our option, in whole or in part (in a minimum amount of $1 million), but prepayments will require payment of a Yield Maintenance Amount (as defined within the Shelf Agreement);
●	The Shelf Agreement contains customary affirmative covenants and negative covenants that are substantially the same as those contained in the amended Line of Credit and amended Note Agreement.

The foregoing discussion is a summary of the Shelf Agreement and is qualified in its entirety by reference to the full text of the agreement, which is referenced by exhibit to this 10-Q and included as Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2022.

On April 12, 2022, the Note Agreement was amended to, among other things:

●	Permit us to incur the obligations described in and conform to the changes made by our entry into the amendments to the Line of Credit described above;
●	Permit us to incur the obligations described in and conform to the changes made by our entry into the Shelf Agreement.

The foregoing discussion is a summary of the amendment to the Note Agreement and is qualified in its entirety by reference to the full text of the amendment, which is referenced by exhibit to this 10-Q and included as Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2022.

We expect to generate the cash necessary to pay our expenses and to pay the principal and interest on our outstanding debt from cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate. Our ability to pay our expenses and meet our debt service obligations depends on our future performance, which may be affected by financial, business, economic, and other factors including the risk factors described under Item 1A of our Form 10-K for the fiscal year ended December 25, 2021 and under Item 1A below. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all. Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase our cost of capital.

While significant uncertainty exists as to the full impact of the COVID-19 pandemic on our liquidity and capital resources, as of the date of this report we believe that the combination of our cash on hand, the cash generated from our franchising and leasing businesses and our Line of Credit will be adequate to fund our planned operations through 2022.

Critical Accounting Policies

A discussion of our critical accounting policies is contained in our annual report on Form 10-K for the year ended December 25, 2021. There have been no changes to our critical accounting policies from those disclosed on our Form 10-K for the year ended December 25, 2021.

Forward Looking Statements

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, specific and overall impacts of the COVID-19 pandemic on the Company’s financial condition or results of operations, the Company’s belief that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, as well as its disclosures regarding market rate risk are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act. Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements. Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic. Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions. See the section appearing in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021 entitled “Risk Factors” and Part II, Item 1A in this Report for a more complete discussion of certain factors that may cause the Company’s actual results to differ from those in its forward looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At March 26, 2022, the Company had available a $25.0 million line of credit with CIBC Bank USA. The interest rates applicable to this agreement are based on either the bank’s base rate or LIBOR for short-term borrowings (twelve months or less). The Company had $13.6 million of debt outstanding at March 26, 2022 under this line of credit, all of which was in the form of short-term borrowings subject to daily changes in the bank’s base rate. The Company’s earnings would be affected by changes in these short-term interest rates. With the Company’s borrowings at March 26, 2022, a one percent increase in short-term rates would reduce annual pretax earnings by $136,000. The Company had no interest rate derivatives in place at March 26, 2022.

None of the Company’s cash and cash equivalents at March 26, 2022 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the three months ended March 26, 2022. During fiscal 2021, less than 7% of the Company’s total revenues and 1% of expenses were denominated in a foreign currency. Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $480,000. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 1A: Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 25, 2021.  If any of those factors were to occur, they could materially adversely affect our financial condition or future results, and could cause our actual results to differ materially from those expressed in its forward-looking statements in this report.  We are aware of no material changes to the Risk Factors discussed in our Annual Report on Form 10-K for the year ended December 25, 2021.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarized the Company’s common stock repurchase during the first quarter of 2022.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan(2)

December 26, 2021 to January 29, 2022	11,960	$220.71	11,960	292,805
January 30, 2022 to February 26, 2022	42,452	$219.54	42,452	250,353
February 27, 2022 to March 26, 2022	110,174	$223.57	110,174	140,179
(1)	The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date. The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and as of March 26, 2022 was limited to 5,400,000 shares, of which 140,179 may still be repurchased.

ITEM 3: Defaults Upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

ITEM 6: Exhibits

3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)

3.2	By-laws, as amended and restated to date (Exhibit 3.2)(2)

10.1	Amendment No. 10 to Credit Agreement dated April 12, 2022 (Exhibit 10.1) (3)

10.2	Private Shelf Agreement dated April 12, 2022, among Winmark Corporation and its subsidiaries and PGIM, Inc., its subsidiaries and managed accounts (Exhibit 10.3) (3)
10.3	Amendment No. 6 to Note Agreement dated April 12, 2022 (Exhibit 10.4) (3)

10.4	Amended and Restated Intercreditor and Collateral Agency Agreement dated April 12, 2022 (Exhibit 10.6) (3)

10.5	Omnibus Amendment to Collateral Documents dated April 12, 2022 (Exhibit 10.7) (3)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended March 26, 2022, formatted in Inline XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Shareholders’ Equity (Deficit), (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended March 26, 2022, formatted in Inline XBRL (contained in Exhibit 101).

*Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

(3)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed April 13, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINMARK CORPORATION

Date: April 14, 2022	By:	/s/ Brett D. Heffes
Brett D. Heffes Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: April 14, 2022	By:	/s/ Anthony D. Ishaug
		Anthony D. Ishaug Executive Vice President Chief Financial Officer and Treasurer (principal financial and accounting officer)