Form 10-Q
period 2022-06-25
WINMARK CORP
filed 2022-07-13
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2022

or

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

Yes ☐              No ☒

Common stock, no par value, 3,437,702 shares outstanding as of July 12, 2022.

WINMARK CORPORATION AND SUBSIDIARIES

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	CONSOLIDATED CONDENSED BALANCE SHEETS June 25, 2022 and December 25, 2021	3

	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS Three Months Ended June 25, 2022 and June 26, 2021 Six Months Ended June 25, 2022 and June 26, 2021	4

	CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT): Three Months Ended June 25, 2022 and June 26, 2021 Six Months Ended June 25, 2022 and June 26, 2021	5

	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS Six Months Ended June 25, 2022 and June 26, 2021	6

	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION	21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

	SIGNATURES	23

PART I.          FINANCIAL INFORMATION

ITEM 1: Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 25, 2022	December 25, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$8,696,600	$11,407,000
Restricted cash	55,000	30,000
Receivables, less allowance for doubtful accounts of $500 and $600	1,321,800	1,103,400
Net investment in leases - current	1,870,100	2,890,600
Income tax receivable	869,000	667,500
Inventories	603,400	325,200
Prepaid expenses	861,000	1,008,600
Total current assets	14,276,900	17,432,300
Net investment in leases - long-term	111,000	229,300
Property and equipment, net	1,815,300	1,976,900
Operating lease right of use assets	2,859,800	2,982,000
Intangible assets, net	3,525,200	—
Goodwill	607,500	607,500
Other assets	420,500	418,300
Deferred income taxes	3,438,100	3,252,700
	$27,054,300	$26,899,000
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $32,100 and $17,400	$4,217,900	$4,232,600
Accounts payable	1,889,300	2,099,000
Accrued liabilities	4,563,100	2,001,000
Deferred revenue	1,631,100	1,645,000
Total current liabilities	12,301,400	9,977,600
Long-Term Liabilities:
Line of credit/Term loan	30,000,000	—
Notes payable, net of unamortized debt issuance costs of $136,900 and $61,100	41,175,700	43,376,400
Deferred revenue	6,849,200	6,863,500
Operating lease liabilities	4,561,500	4,810,100
Other liabilities	945,200	954,800
Total long-term liabilities	83,531,600	56,004,800
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,437,806 and 3,635,806 shares issued and outstanding	—	—
Retained earnings (accumulated deficit)	(68,778,700)	(39,083,400)
Total shareholders’ equity (deficit)	(68,778,700)	(39,083,400)
	$27,054,300	$26,899,000

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Revenue:
Royalties	$15,981,300	$14,716,500	$31,371,400	$28,765,300
Leasing income	1,212,000	2,848,600	4,083,700	6,085,600
Merchandise sales	1,027,200	683,100	1,941,500	1,275,500
Franchise fees	391,500	358,900	812,100	717,900
Other	458,800	422,500	911,900	844,200
Total revenue	19,070,800	19,029,600	39,120,600	37,688,500
Cost of merchandise sold	970,200	647,800	1,834,700	1,206,600
Leasing expense	299,600	662,400	515,600	1,051,900
Provision for credit losses	(15,700)	(62,700)	(24,600)	(111,400)
Selling, general and administrative expenses	5,461,600	5,805,200	11,001,600	10,907,500
Income from operations	12,355,100	11,976,900	25,793,300	24,633,900
Interest expense	(712,000)	(304,300)	(1,225,100)	(622,400)
Interest and other income (expense)	(13,800)	4,900	(14,700)	11,700
Income before income taxes	11,629,300	11,677,500	24,553,500	24,023,200
Provision for income taxes	(2,602,100)	(2,740,200)	(5,673,800)	(5,774,800)
Net income	$9,027,200	$8,937,300	$18,879,700	$18,248,400
Earnings per share - basic	$2.61	$2.42	$5.35	$4.91
Earnings per share - diluted	$2.54	$2.33	$5.19	$4.74
Weighted average shares outstanding - basic	3,463,886	3,693,503	3,530,902	3,715,088
Weighted average shares outstanding - diluted	3,559,231	3,830,844	3,637,772	3,852,534

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 25, 2021	3,635,806	$—	$(39,083,400)	$(39,083,400)
Repurchase of common stock	(164,586)	(1,679,900)	(34,911,500)	(36,591,400)
Stock options exercised	9,156	1,258,300	—	1,258,300
Compensation expense relating to stock options	—	421,600	—	421,600
Cash dividends ($0.45 per share)	—	—	(1,625,300)	(1,625,300)
Comprehensive income (Net income)	—	—	9,852,500	9,852,500
BALANCE, March 26, 2022	3,480,376	—	(65,767,700)	(65,767,700)
Repurchase of common stock	(55,694)	(1,645,200)	(9,610,900)	(11,256,100)
Stock options exercised	13,124	1,295,400	—	1,295,400
Compensation expense relating to stock options	—	349,800	—	349,800
Cash dividends ($0.70 per share)	—	—	(2,427,300)	(2,427,300)
Comprehensive income (Net income)	—	—	9,027,200	9,027,200
BALANCE, June 25, 2022	3,437,806	$—	$(68,778,700)	$(68,778,700)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 26, 2020	3,756,028	$9,281,800	$(20,660,500)	$(11,378,700)
Repurchase of common stock	(58,255)	(9,935,800)	(519,400)	(10,455,200)
Stock options exercised	2,950	268,800	—	268,800
Compensation expense relating to stock options	—	385,200	—	385,200
Cash dividends ($0.25 per share)	—	—	(935,400)	(935,400)
Comprehensive income (Net income)	—	—	9,311,100	9,311,100
BALANCE, March 27, 2021	3,700,723	—	(12,804,200)	(12,804,200)
Repurchase of common stock	(43,833)	(1,254,400)	(7,208,600)	(8,463,000)
Stock options exercised	11,129	941,500	—	941,500
Compensation expense relating to stock options		312,900	—	312,900
Cash dividends ($0.45 per share)	—		(1,665,000)	(1,665,000)
Comprehensive income (Net income)	—	—	8,937,300	8,937,300
BALANCE, June 26, 2021	3,668,019	$—	$(12,740,500)	$(12,740,500)

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 25, 2022	June 26, 2021
OPERATING ACTIVITIES:
Net income	$18,879,700	$18,248,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	219,400	223,200
Provision for credit losses	(24,600)	(111,400)
Compensation expense related to stock options	771,400	698,100
Deferred income taxes	(185,400)	(907,400)
Deferred initial direct costs	—	(2,100)
Amortization of deferred initial direct costs	—	16,400
Operating lease right of use asset amortization	122,200	109,900
Tax benefits on exercised stock options	348,000	248,900
Change in operating assets and liabilities:
Receivables	(218,400)	405,600
Principal collections on lease receivables	1,636,100	5,332,200
Income tax receivable/payable	(549,500)	(722,900)
Inventories	(278,200)	(222,800)
Prepaid expenses	147,600	308,000
Other assets	(2,200)	17,800
Accounts payable	(209,700)	(311,600)
Accrued and other liabilities	2,213,500	232,100
Rents received in advance and security deposits	(472,700)	(317,700)
Deferred revenue	(28,200)	(120,300)
Net cash provided by operating activities	22,369,000	23,124,400
INVESTING ACTIVITIES:
Purchase of property and equipment	(43,000)	(48,600)
Reacquired franchise rights	(3,540,000)	—
Purchase of equipment for lease contracts	—	(78,200)
Net cash used for investing activities	(3,583,000)	(126,800)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	33,700,000	—
Payments on line of credit	(3,700,000)	—
Payments on notes payable	(2,125,000)	(2,125,000)
Repurchases of common stock	(47,847,500)	(18,918,200)
Proceeds from exercises of stock options	2,553,700	1,210,300
Dividends paid	(4,052,600)	(2,600,400)
Net cash used for financing activities	(21,471,400)	(22,433,300)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,685,400)	564,300
Cash, cash equivalents and restricted cash, beginning of period	11,437,000	6,684,000
Cash, cash equivalents and restricted cash, end of period	$8,751,600	$7,248,300
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,108,100	$603,700
Cash paid for income taxes	$6,060,800	$7,156,200

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Condensed Balance Sheets to the total of the same amounts shown above:
	Six Months Ended
	June 25, 2022	June 26, 2021
Cash and cash equivalents	$8,696,600	$7,223,300
Restricted cash	55,000	25,000
Total cash, cash equivalents and restricted cash	$8,751,600	$7,248,300

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

Revenues and operating results for the six months ended June 25, 2022 are not necessarily indicative of the results to be expected for the full year.

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

3. Contract Liabilities:

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees. The table below presents the activity of the current and noncurrent deferred franchise revenue during the first six months of 2022 and 2021, respectively:

	June 25, 2022	June 26, 2021
Balance at beginning of period	$8,508,500	$8,708,300
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	937,900	755,400
Fees earned that were included in the balance at the beginning of the period	(966,100)	(875,700)
Balance at end of period	$8,480,300	$8,588,000

The following table illustrates future estimated revenue to be recognized for the remainder of 2022 and full fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 25, 2022.

Contract Liabilities expected to be recognized in	Amount
2022	$804,700
2023	1,546,500
2024	1,348,800
2025	1,132,400
2026	928,000
Thereafter	2,719,900
$8,480,300

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

5. Investment in Leasing Operations:

In May 2021, the Company made the decision to no longer solicit new leasing customers and will pursue an orderly run-off for its leasing portfolio.

Investment in leasing operations consists of the following:

	June 25, 2022	December 25, 2021
Direct financing and sales-type leases:
Minimum lease payments receivable	$2,020,200	$3,387,500
Estimated unguaranteed residual value of equipment	658,900	1,316,100
Unearned lease income, net of initial direct costs deferred	(206,400)	(418,100)
Security deposits	(649,800)	(1,122,500)
Total investment in direct financing and sales-type leases	1,822,900	3,163,000
Allowance for credit losses	(40,400)	(63,600)
Net investment in direct financing and sales-type leases	1,782,500	3,099,400
Operating leases:
Operating lease assets	753,800	626,200
Less accumulated depreciation and amortization	(555,200)	(605,700)
Net investment in operating leases	198,600	20,500
Total net investment in leasing operations	$1,981,100	$3,119,900

As of June 25, 2022, the $2.0 million total net investment in leases consists of $1.9 million classified as current and $0.1 million classified as long-term. As of December 25, 2021, the $3.1 million total net investment in leases consists of $2.9 million classified as current and $0.2 million classified as long-term.

As of June 25, 2022, there were no customers with leased assets greater than 10% of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2022 and the full fiscal years thereafter as of June 25, 2022:

	Direct Financing and Sales-Type Leases
	Minimum Lease	Income
Fiscal Year	Payments Receivable	Amortization
2022	1,506,400	175,300
2023	510,300	31,000
2024	3,500	100
	$2,020,200	$206,400

The activity in the allowance for credit losses for leasing operations during the first six months of 2022 and 2021, respectively, is as follows:

	June 25, 2022	June 26, 2021
Balance at beginning of period	$63,600	$270,200
Provisions charged to expense	(24,600)	(111,400)
Recoveries	1,400	—
Balance at end of period	$40,400	$158,800

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	June 25, 2022		December 25, 2021
	Investment	Allowance for	Investment	Allowance for
	In Leases	Credit Losses	In Leases	Credit Losses
Collectively evaluated for loss potential	$1,822,900	$40,400	$3,163,000	$63,600
Individually evaluated for loss potential	—	—	—	—
Total	$1,822,900	$40,400	$3,163,000	$63,600

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

June 25, 2022
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total

Total investment in leases	$1,822,900	$—	$—	$—	$1,822,900

December 25, 2021
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total

Total investment in leases	$3,163,000	$—	$—	$—	$3,163,000

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

Leasing income as presented on the Consolidated Condensed Statements of Operations consists of the following:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Interest income on direct financing and sales-type leases	$205,300	$482,800	$483,800	$1,102,500
Selling profit (loss) at commencement of sales-type leases	34,800	356,300	1,298,000	1,430,000
Operating lease income	528,300	476,500	910,100	960,800
Income on sales of equipment under lease	328,700	1,479,900	932,100	2,225,500
Other	114,900	53,100	459,700	366,800
Leasing income	$1,212,000	$2,848,600	$4,083,700	$6,085,600

6. Intangible Assets

In June 2022, Winmark terminated an agreement that contained the rights for eleven Play It Again Sports stores to operate separately from Winmark’s franchise system. In terminating the agreement, which included $3.54 million of consideration paid by Winmark, Winmark reacquired the franchise rights to these eleven stores. Upon termination of the agreement, these eleven stores signed franchise agreements, each with an initial term of ten years.

Intangible assets consist of these reacquired franchise rights. The Company amortizes the fair value of the reacquired franchise rights over the contract term of the franchise. The Company recognized $14,800 of amortization expense for the three and six months ended June 25, 2022.

The following table illustrates future amortization to be expensed for the remainder of 2022 and full fiscal years thereafter related to reacquired franchise rights as of June 25, 2022.

Amortization expected to be expensed in	Amount
2022	$177,000
2023	354,000
2024	354,000
2025	354,000
2026	354,000
Thereafter	1,932,200
$3,525,200

7. Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Denominator for basic EPS — weighted average common shares	3,463,886	3,693,503	3,530,902	3,715,088
Dilutive shares associated with option plans	95,345	137,341	106,870	137,446
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	3,559,231	3,830,844	3,637,772	3,852,534
Options excluded from EPS calculation — anti-dilutive	21,488	6,670	16,379	9,654

8. Shareholders’ Equity (Deficit):

Dividends

On January 26, 2022, the Company’s Board of Directors approved the payment of a $0.45 per share quarterly cash dividend to shareholders of record at the close of business on February 9, 2022, which was paid on March 1, 2022.

On April 13, 2022, the Company’s Board of Directors approved the payment of a $0.70 per share quarterly cash dividend to shareholders of record at the close of business on May 11, 2022, which was paid on June 1, 2022.

Repurchase of Common Stock

In the first six months of 2022, the Company repurchased 220,280 shares of its common stock. Under the Board of Directors’ authorization, as of June 25, 2022, the Company has the ability to repurchase an additional 84,485 shares of its common stock. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

Stock option activity under the Company’s option plans as of June 25, 2022 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 25, 2021	355,621	$146.03	6.32	$39,320,600
Granted	34,940	198.42
Exercised	(22,280)	114.62
Forfeited	(6,501)	183.28
Outstanding, June 25, 2022	361,780	$152.35	6.26	$20,285,200
Exercisable, June 25, 2022	220,496	$119.50	4.59	$18,323,800

The fair value of options granted under the Option Plans during the first six months of 2022 and 2021 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Six Months Ended
	June 25, 2022	June 26, 2021
Risk free interest rate	2.70%	0.90%
Expected life (years)	6	6
Expected volatility	27.47%	25.07%
Dividend yield	4.61%	2.74%
Option fair value	$33.38	$32.70

All unexercised options at June 25, 2022 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $771,400 and $698,100 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first six months of 2022 and 2021, respectively. As of June 25, 2022, the Company had $4.2 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.9 years.

9. Debt:

Line of Credit

In April 2022, the Company’s credit facility with CIBC Bank USA (the Line of Credit) was amended to, among other things:

●	Provide for a new $30.0 million delayed draw term facility, with available draws summarized as follows:

o	The Company may draw up to five (5) loans over a period of 18 months, each draw having a principal amount not less than $3.0 million (or higher integral multiples of $1.0 million), with aggregate draws outstanding not to exceed $30.0 million;
o	The final maturity of all drawn loans of April 12, 2029, with all payments of principal due on such date;
o	Interest at a rate to be determined at the time of each draw, payable monthly in arrears on the outstanding aggregate principal balance.
●	Decrease the aggregate commitments for revolving loans from $25.0 million to $20.0 million;
●	Extend the termination date for revolving loans from August 31, 2024 to April 12, 2027;
●	Remove the borrowing base covenant restriction for revolving loans;
●	Replace LIBOR with SOFR as an interest rate option in connection with borrowings on revolving loans and adjust the definition of and reduce the applicable margin to reflect such replacement;
●	Amend the fixed charge coverage ratio definition to exclude principal payments on non-amortizing term loans that are refinanced with proceeds from permitted debt (as defined within the amendment);
●	Permit the Company to issue additional term notes under a new Private Shelf Agreement with PGIM, Inc. (formerly Prudential Investment Management, Inc.) its affiliates and managed accounts (collectively, “Prudential”) as described below.

As of June 25, 2022, there were no revolving loans outstanding under the Line of Credit, leaving $20.0 million available for additional revolving borrowings. During the three months ended June 25, 2022, the Company had delayed draw term loan borrowings totaling $30.0 million under the Line of Credit bearing interest ranging from 4.60% to 4.75%.

The Line of Credit has been and will continue to be used for general corporate purposes. The Line of Credit is secured by a lien against substantially all of the Company’s assets (as the Line of Credit ranks pari passu with the Prudential facilities described below), contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Line of Credit). As of June 25, 2022, the Company was in compliance with all of its financial covenants.

Notes Payable

In April 2022, the Note Agreement with Prudential was amended to, among other things:

●	Permit the Company to incur the obligations described in and conform to the changes made by the Company’s entry into the amendments to the Line of Credit described above;
●	Permit the Company to incur the obligations described in and conform to the changes made by the Company’s entry into the Shelf Agreement described below.

As of June 25, 2022, the Company had aggregate principal outstanding of $45.6 million under the Note Agreement; consisting of $9.0 million in principal outstanding from the $25.0 million Series A notes issued in May 2015, $6.6 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 and $30.0 million in principal outstanding from the $30.0 million Series C notes issued in September 2021.

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and maximum levels of leverage (all as defined within the Note Agreement). As of June 25, 2022, the Company was in compliance with all of its financial covenants.

In connection with the Note Agreement, the Company incurred debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

In April 2022, the Company entered into a Private Shelf Agreement (the “Shelf Agreement”) with Prudential, summarized as follows:

●	For a period three years from entry into the Shelf Agreement, subject to certain customary conditions, the Company may offer and Prudential may purchase from the Company privately negotiated senior notes (“Shelf Notes”) in the aggregate principal amount up to (i) $100.0 million, less (ii) the aggregate principal amount of notes outstanding at such point (including notes outstanding under the existing Prudential Note Agreement);
●	Each Shelf Note issued will have an average life and maturity of no more than 12.5 years from the date of original issuance, with interest payable at a rate per annum determined at the time of each issuance;
●	The Shelf Notes will be secured by all of the Company’s assets and the Shelf Notes will rank pari passu with the Company’s obligations to the lenders under the amended Line of Credit and the amended Note Agreement;
●	The Shelf Notes may be prepaid, at the option of the Company, in whole or in part (in a minimum amount of $1 million), but prepayments will require payment of a Yield Maintenance Amount (as defined within the Shelf Agreement);
●	The Shelf Agreement contains customary affirmative covenants and negative covenants that are substantially the same as those contained in the amended Line of Credit and amended Note Agreement.

As of June 25, 2022, the Company had not issued any notes under the Shelf Agreement and was in compliance with all of its financial covenants.

10. Operating Leases:

As of June 25, 2022, the Company leases its Minnesota corporate headquarters in a facility with an operating lease that expires in December 2029. The remaining lease term for this lease is 7.50 years and the discount rate is 5.5%. The Company recognized $604,900 and $580,000 of rent expense for the periods ended June 25, 2022 and June 26, 2021, respectively.

Maturities of operating lease liabilities is as follows for the remainder of fiscal 2022 and full fiscal years thereafter as of June 25, 2022:

Operating Lease Liabilities expected to be recognized in	Amount
2022	$374,800
2023	763,300
2024	784,400
2025	806,000
2026	828,200
Thereafter	2,624,300
Total lease payments	6,181,000
Less imputed interest	(1,117,500)
Present value of lease liabilities	$5,063,500

Of the $5.1 million operating lease liability outstanding at June 25, 2022, $0.5 million is included in Accrued liabilities in the Current liabilities section of the Consolidated Condensed Balance Sheets.

Supplemental cash flow information related to our operating leases is as follows for the period ended June 25, 2022:

	Six Months Ended
	June 25, 2022	June 26, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow outflow from operating leases	$368,100	$358,300

11. Segment Reporting:

The Company currently has two reportable business segments, franchising and leasing. The franchising segment franchises value-oriented retail store concepts that buy, sell and trade merchandise. The leasing segment includes the

Company’s equipment leasing business. Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses. The Company’s internal management reporting is the basis for the information disclosed for its business segments and includes allocation of shared-service costs. Segment assets are those that are directly used in or identified with segment operations, including cash, restricted cash, accounts receivable, prepaid expenses, inventory, property and equipment, investment in leasing operations, intangible assets and goodwill. Unallocated assets include corporate cash and cash equivalents, current and deferred tax amounts, operating lease right of use assets and other corporate assets. Inter-segment balances and transactions have been eliminated. The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Revenue:
Franchising	$17,858,800	$16,181,000	$35,036,900	$31,602,900
Leasing	1,212,000	2,848,600	4,083,700	6,085,600
Total revenue	$19,070,800	$19,029,600	$39,120,600	$37,688,500

Reconciliation to operating income:
Franchising segment contribution	$11,742,400	$10,546,900	$22,943,100	$21,271,400
Leasing segment contribution	612,700	1,430,000	2,850,200	3,362,500
Total operating income	$12,355,100	$11,976,900	$25,793,300	$24,633,900

Depreciation and amortization:
Franchising	$81,900	$62,300	$149,400	$128,200
Leasing	35,000	47,100	70,000	95,000
Total depreciation and amortization	$116,900	$109,400	$219,400	$223,200

	As of
	June 25, 2022	December 25, 2021
Identifiable assets:
Franchising	$8,401,500	$4,907,800
Leasing	2,399,700	3,600,500
Unallocated	16,253,100	18,390,700
Total	$27,054,300	$26,899,000

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a franchising business focused on sustainability and small business formation. As of June 25, 2022, we had 1,293 resale franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands. Our franchise business is not capital intensive and is designed to generate consistent, recurring revenue and strong operating margins.

The financial criteria that management closely tracks to evaluate current business operations and future prospects include royalties and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees. During the first six months of 2022, our royalties increased $2.6 million or 9.1% compared to the first six months of 2021.

Management continually monitors the level and timing of selling, general and administrative expenses. The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees. During the first six months of 2022, selling, general and administrative expenses increased $0.1 million, or 0.9% compared to the first six months of 2021.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals. The following is a summary of our franchising activity for the first six months ended June 25, 2022:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/25/2021	OPENED	CLOSED	6/25/2022	RENEWAL	RENEWALS
Plato’s Closet
Franchises - US and Canada	489	8	(1)	496	30	30
Once Upon A Child
Franchises - US and Canada	401	5	(1)	405	19	19
Play It Again Sports
Franchises - US and Canada	273	13(1)	(1)	285	38	38
Style Encore						.
Franchises - US and Canada	71	3	(4)	70	—	—
Music Go Round
Franchises - US	37	—	—	37	—	—
Total Franchised Stores	1,271	29	(7)	1,293	87	87
(1)	Includes 11 stores formerly operated outside the Winmark franchise system. (See Note 6 – “Intangible Assets”).

Renewal activity is a key focus area for management. Our franchisees sign 10-year agreements with us. The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties. During the first six months of 2022, we renewed 87 of the 87 franchise agreements available for renewal.

Our ability to grow our operating income is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchises, and (iii) control our selling, general and administrative expenses.

In May 2021, we made the decision to no longer solicit new leasing customers and will pursue an orderly run-off of our middle-market leasing portfolio, the operations of which constitute our leasing segment. Leasing income net of leasing expense for the first six months of 2022 was $3.6 million compared to $5.0 million in the first six months of 2021. Our leasing portfolio (net investment in leases – current and long-term), was $2.0 million at June 25, 2022 compared to $3.1 million at December 25, 2021. Given the decision to run-off the portfolio, we anticipate that leasing income net of leasing expense and the size of the leasing portfolio will continue to decrease through the run-off period. See Note 5 – “Investment in Leasing Operations” for information regarding the lease portfolio, including future minimum lease payments receivable under lease contracts and the amortization of unearned lease income.

COVID-19

As discussed in our 2021 Form 10-K, the COVID-19 pandemic has had a significant impact on our business. We are closely monitoring the effects of the ongoing COVID-19 pandemic and its continued impact on our business. We cannot estimate with certainty the length or severity of this pandemic, or the extent to which the disruption may materially impact our Consolidated Condensed Financial Statements.

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021

Revenue:
Royalties	83.8%	77.3%	80.2%	76.3%
Leasing income	6.4	15.0	10.4	16.2
Merchandise sales	5.4	3.6	5.0	3.4
Franchise fees	2.0	1.9	2.1	1.9
Other	2.4	2.2	2.3	2.2
Total revenue	100.0	100.0	100.0	100.0

Cost of merchandise sold	(5.1)	(3.4)	(4.7)	(3.2)
Leasing expense	(1.6)	(3.5)	(1.3)	(2.8)
Provision for credit losses	0.1	0.3	—	0.3
Selling, general and administrative expenses	(28.6)	(30.5)	(28.1)	(28.9)
Income from operations	64.8	62.9	65.9	65.4
Interest expense	(3.7)	(1.6)	(3.1)	(1.7)
Interest and other income (expense)	(0.1)	—	—	—
Income before income taxes	61.0	61.3	62.8	63.7
Provision for income taxes	(13.7)	(14.4)	(14.5)	(15.3)
Net income	47.3%	46.9%	48.3%	48.4%

Comparison of Three Months Ended June 25, 2022 to Three Months Ended June 26, 2021

Revenue

Revenues for the quarter ended June 25, 2022 totaled $19.1 million compared to $19.0 million for the comparable period in 2021.

Royalties and Franchise Fees

Royalties increased to $16.0 million for the second quarter of 2022 from $14.7 million for the second quarter of 2021, an 8.6% increase. The increase is primarily from higher franchisee retail sales and from having additional franchise stores in the second quarter of 2022 compared to the same period in 2021.

Franchise fees of $0.4 million for the second quarter of 2022 were comparable to $0.4 million for the second quarter of 2021.

Leasing Income

Leasing income decreased to $1.2 million for the second quarter of 2022 compared to $2.8 million for the same period in 2021. The decrease is primarily due to lower levels of equipment sales to customers and lower levels of interest income from the smaller lease portfolio.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales increased to $1.0 million for the second quarter of 2022 compared to $0.7 million in the same period of 2021. The increase is due to an increase in technology and buying group purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold increased to $1.0 million for the second quarter of 2022 compared to $0.7 million in the same period of 2021. The increase is due to an increase in Direct Franchisee Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the second quarter of 2022 and 2021 was 94.5% and 94.8%, respectively.

Leasing Expense

Leasing expense decreased to $0.3 million for the second quarter of 2022 compared to $0.7 million for the second quarter of 2021. The decrease is primarily due to a decrease in the associated cost of equipment sales to customers discussed above.

Selling, General and Administrative

Selling, general and administrative expenses decreased 5.9% to $5.5 million in the second quarter of 2022 compared to $5.8 million in the same period of 2021. The decrease was primarily due to a decrease in advertising production expenses.

Interest Expense

Interest expense increased to $0.7 million for the second quarter of 2022 compared to $0.3 million for the second quarter of 2021. The increase is primarily due to higher average corporate borrowings when compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 22.4% and 23.5% for the second quarter of 2022 and 2021, respectively. The decrease is primarily due to higher benefits on the exercise of non-qualified stock options and a decrease in state taxes.

Comparison of Six Months Ended June 25, 2022 to Six Months Ended June 26, 2021

Revenue

Revenues for the first six months of 2022 totaled $39.1 million compared to $37.7 million for the comparable period in 2021.

Royalties and Franchise Fees

Royalties increased to $31.4 million for the first six months of 2022 from $28.8 million for the first six months of 2021, a 9.1% increase. The increase in royalties is primarily from higher franchisee retail sales and from having additional franchised stores in the first six months of 2022 compared to the same period last year.

Franchise fees of $0.8 million for the first six months of 2022 were comparable to $0.7 million for the first six months of 2021.

Leasing Income

Leasing income decreased to $4.1 million for the first six months of 2022 compared to $6.1 million for the same period in 2021. The decrease is primarily due to lower levels of equipment sales to customers and lower levels of interest income from the smaller lease portfolio when compared to the same period last year.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales increased to $1.9 million for the first six months of 2022 compared to $1.3 million in the same period of 2021. The increase is primarily due to an increase in buying group and technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold increased to $1.8 million for the first six months of 2022 compared to $1.2 million in the same period of 2021. The increase is due to an increase in Direct Franchise Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first six months of 2022 and 2021 was 94.5% and 94.6%, respectively.

Leasing Expense

Leasing expense decreased to $0.5 million for the first six months of 2022 compared to $1.1 million for the first six months of 2021. The decrease was due to a decrease in the associated cost of equipment sales to customers discussed above.

Selling, General and Administrative

Selling, general and administrative expenses increased 0.1% to $11.0 million in the first six months of 2022 and were comparable to $10.9 million in the same period of 2021.

Interest Expense

Interest expense was $1.2 million for the first six months of 2022 compared to $0.6 million for the first six months of 2021. The increase is primarily due to higher average corporate borrowings when compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 23.1% and 24.0% for the first six months of 2022 and 2021, respectively. The decrease is primarily due to higher tax benefits on the exercise of non-qualified stock options and a decrease in state taxes.

Segment Comparison of Three Months Ended June 25, 2022 to Three Months Ended June 26, 2021

Franchising Segment Operating Income

The franchising segment’s operating income for the second quarter of 2022 increased to $11.7 million from $10.5 million for the second quarter of 2021. The increase in segment contribution was due to increased royalty revenues.

Leasing Segment Operating Income

The leasing segment’s operating income for the second quarter of 2022 decreased to $0.6 million from $1.4 million for the second quarter of 2021. The decrease in segment contribution was due to a decrease in leasing income net of leasing expenses, partially offset by a decrease in selling, general and administrative expenses.

Segment Comparison of Six Months Ended June 25, 2022 to Six Months Ended June 26, 2021

Franchising Segment Operating Income

The franchising segment’s operating income for the first six months of 2022 increased to $22.9 million from $21.3 million for the first six months of 2021. The increase in segment contribution was due to increased royalty revenues, partially offset by an increase in selling, general and administrative expenses.

Leasing Segment Operating Income

The leasing segment’s operating income for the first six months of 2022 decreased to $2.9 million from $3.4 million for the first six months of 2021. The decrease in segment contribution was due to a decrease in leasing income net of leasing expenses, partially offset by a decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flows from operations and borrowings. The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and amortization and compensation expense related to stock options.

We ended the second quarter of 2022 with $8.8 million in cash, cash equivalents and restricted cash compared to $7.2 million in cash, cash equivalents and restricted cash at the end of the second quarter of 2021.

Operating activities provided $22.4 million of cash during the first six months of 2022, compared to $23.1 million provided during the same period last year. The decrease in cash provided by operating activities in the first six months of 2022 compared to 2021 was primarily due to a decrease in principal collections on lease receivables, partially offset by an increase in accrued and other liabilities.

Investing activities used $3.6 million of cash during the first six months of 2022. The 2022 activities consisted primarily of reacquired franchise rights (See Note 6 – “Intangible Assets”).

Financing activities used $21.5 million of cash during the first six months of 2022. Our most significant financing activities during the first six months of 2022 consisted of $47.8 million to repurchase 220,280 shares of our common stock, $4.1 million for the payment of dividends, and payments on notes payable of $2.1 million; partially offset by $30.0 million of net borrowing on our line of credit and $2.6 million of proceeds from exercise of stock options. (See Note 8 — “Shareholders’ Equity (Deficit),” and Note 9 — “Debt”).

Our debt facilities include a Line of Credit with CIBC Bank USA and a Note Agreement and Shelf Agreement with Prudential. These facilities have been and will continue to be used for general corporate purposes, are secured by a lien against substantially all of our assets, contain customary financial conditions and covenants, and require maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the agreements governing the facilities). As of June 25, 2022, we were in compliance with all of the financial covenants under the Line of Credit, the Note Agreement and the Shelf Agreement.

The Line of Credit provides for up to $20.0 million in revolving loans and $30.0 million in delayed draw term loans. As of June 25, 2022, we had no revolving loans outstanding, and had delayed draw term loan borrowings totaling $30.0 million that mature in 2029.

The Shelf Agreement allows us to offer privately negotiated senior notes to Prudential in an aggregate principal amount up to (i) $100.0 million, less (ii) the aggregate principal amount of notes outstanding at such point (including notes outstanding under the Note Agreement, which at June 25, 2022 was $45.6 million). As of June 25, 2022, we had not issued any notes under the Shelf Agreement. Of the $45.6 million of principal outstanding under the Note Agreement, $15.6 million amortizes over the remainder of 2022 through 2027, and $30.0 million matures in 2028.

See Part I, Item 1, Note 9 – “Debt” for more information regarding the Line of Credit, Note Agreement and Shelf Agreement.

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

As of the date of this report we believe that the combination of our cash on hand, the cash generated from our franchising and leasing businesses, our Line of Credit and our Shelf Agreement will be adequate to fund our planned operations through 2023.

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At June 25, 2022, the Company’s Line of Credit with CIBC Bank USA included a commitment for revolving loans of $20.0 million. The interest rates applicable to revolving loans are based on either the bank’s base rate or SOFR for short-term borrowings (twelve months or less). The Company had no revolving loans outstanding at June 25, 2022 under this Line of Credit. The Company had no interest rate derivatives in place at June 25, 2022. The Company’s fixed rate debt exposes the company to changes in the market interest rate only to the extent that the Company may need to refinance maturing debt with new debt at a higher rate.

None of the Company’s cash and cash equivalents at June 25, 2022 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the six months ended June 25, 2022. During fiscal 2021, less than 7% of the Company’s total revenues and 1% of expenses were denominated in a foreign currency. Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $480,000. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company’s common stock repurchases during the second quarter of 2022.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

March 27, 2022 to April 30, 2022	13,345	$207.17	13,345	126,834
May 1, 2022 to May 28, 2022	32,635	$203.16	32,635	94,199
May 29, 2022 to June 25, 2022	9,714	$191.61	9,714	84,485
(1)	The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date. The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and as of June 25, 2022 was limited to 5,400,000 shares, of which 84,485 may still be repurchased.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended June 25, 2022, formatted in Inline XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Shareholders’ Equity (Deficit), (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended June 25, 2022, formatted in Inline XBRL (contained in Exhibit 101).

*Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

(3)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed April 13, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINMARK CORPORATION

Date: July 13, 2022	By:	/s/ Brett D. Heffes
Brett D. Heffes Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: July 13, 2022	By:	/s/ Anthony D. Ishaug
		Anthony D. Ishaug Executive Vice President Chief Financial Officer and Treasurer (principal financial and accounting officer)