Form 10-Q
period 2022-09-24
WINMARK CORP
filed 2022-10-12
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2022

or

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

Yes ☐              No ☒

Common stock, no par value, 3,437,786 shares outstanding as of October 11, 2022.

WINMARK CORPORATION AND SUBSIDIARIES

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	CONSOLIDATED CONDENSED BALANCE SHEETS September 24, 2022 and December 25, 2021	3

	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS Three Months Ended September 24, 2022 and September 25, 2021 Nine Months Ended September 24, 2022 and September 25, 2021	4

	CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) Three Months Ended September 24, 2022 and September 25, 2021 Nine Months Ended September 24, 2022 and September 25, 2021	5

	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS Nine Months Ended September 24, 2022 and September 25, 2021	6

	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION	21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

	SIGNATURES	23

PART I.          FINANCIAL INFORMATION

ITEM 1: Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 24, 2022	December 25, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$16,986,000	$11,407,000
Restricted cash	55,000	30,000
Receivables, less allowance for doubtful accounts of $700 and $600	1,633,600	1,103,400
Net investment in leases - current	839,900	2,890,600
Income tax receivable	43,400	667,500
Inventories	637,900	325,200
Prepaid expenses	1,006,100	1,008,600
Total current assets	21,201,900	17,432,300
Net investment in leases - long-term	63,600	229,300
Property and equipment, net	1,740,700	1,976,900
Operating lease right of use assets	2,796,300	2,982,000
Intangible assets, net	3,436,700	—
Goodwill	607,500	607,500
Other assets	416,300	418,300
Deferred income taxes	3,467,400	3,252,700
	$33,730,400	$26,899,000
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $32,100 and $17,400	$4,217,900	$4,232,600
Accounts payable	1,909,900	2,099,000
Accrued liabilities	3,870,000	2,001,000
Deferred revenue	1,647,000	1,645,000
Total current liabilities	11,644,800	9,977,600
Long-Term Liabilities:
Line of credit/Term loan	30,000,000	—
Notes payable, net of unamortized debt issuance costs of $128,800 and $61,100	40,121,200	43,376,400
Deferred revenue	7,026,200	6,863,500
Operating lease liabilities	4,432,800	4,810,100
Other liabilities	940,500	954,800
Total long-term liabilities	82,520,700	56,004,800
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,439,832 and 3,635,806 shares issued and outstanding	382,100	—
Retained earnings (accumulated deficit)	(60,817,200)	(39,083,400)
Total shareholders’ equity (deficit)	(60,435,100)	(39,083,400)
	$33,730,400	$26,899,000

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Revenue:
Royalties	$17,859,000	$16,375,900	$49,230,400	$45,141,200
Leasing income	1,762,100	2,266,200	5,845,800	8,351,800
Merchandise sales	746,000	704,800	2,687,500	1,980,300
Franchise fees	348,100	383,400	1,160,200	1,101,300
Other	449,300	423,100	1,361,200	1,267,300
Total revenue	21,164,500	20,153,400	60,285,100	57,841,900
Cost of merchandise sold	717,600	681,100	2,552,300	1,887,700
Leasing expense	376,300	358,900	891,900	1,410,800
Provision for credit losses	(22,000)	(55,900)	(46,600)	(167,300)
Selling, general and administrative expenses	5,671,500	5,380,100	16,673,100	16,287,600
Income from operations	14,421,100	13,789,200	40,214,400	38,423,100
Interest expense	(820,500)	(323,200)	(2,045,600)	(945,600)
Interest and other income (expense)	21,700	(18,800)	7,000	(7,100)
Income before income taxes	13,622,300	13,447,200	38,175,800	37,470,400
Provision for income taxes	(3,253,700)	(3,364,700)	(8,927,500)	(9,139,500)
Net income	$10,368,600	$10,082,500	$29,248,300	$28,330,900
Earnings per share - basic	$3.01	$2.77	$8.36	$7.68
Earnings per share - diluted	$2.93	$2.67	$8.11	$7.40
Weighted average shares outstanding - basic	3,439,417	3,635,055	3,500,411	3,688,419
Weighted average shares outstanding - diluted	3,540,779	3,782,873	3,605,445	3,829,322

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 25, 2021	3,635,806	$—	$(39,083,400)	$(39,083,400)
Repurchase of common stock	(164,586)	(1,679,900)	(34,911,500)	(36,591,400)
Stock options exercised	9,156	1,258,300	—	1,258,300
Compensation expense relating to stock options	—	421,600	—	421,600
Cash dividends ($0.45 per share)	—	—	(1,625,300)	(1,625,300)
Comprehensive income (Net income)	—	—	9,852,500	9,852,500
BALANCE, March 26, 2022	3,480,376	—	(65,767,700)	(65,767,700)
Repurchase of common stock	(55,694)	(1,645,200)	(9,610,900)	(11,256,100)
Stock options exercised	13,124	1,295,400	—	1,295,400
Compensation expense relating to stock options	—	349,800	—	349,800
Cash dividends ($0.70 per share)	—	—	(2,427,300)	(2,427,300)
Comprehensive income (Net income)	—	—	9,027,200	9,027,200
BALANCE, June 25, 2022	3,437,806	—	(68,778,700)	(68,778,700)
Repurchase of common stock	(2,027)	(433,700)	—	(433,700)
Stock options exercised	4,053	383,400	—	383,400
Compensation expense relating to stock options	—	432,400	—	432,400
Cash dividends ($0.70 per share)	—	—	(2,407,100)	(2,407,100)
Comprehensive income (Net income)	—	—	10,368,600	10,368,600
BALANCE, September 24, 2022	3,439,832	$382,100	$(60,817,200)	$(60,435,100)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 26, 2020	3,756,028	$9,281,800	$(20,660,500)	$(11,378,700)
Repurchase of common stock	(58,255)	(9,935,800)	(519,400)	(10,455,200)
Stock options exercised	2,950	268,800	—	268,800
Compensation expense relating to stock options	—	385,200	—	385,200
Cash dividends ($0.25 per share)	—	—	(935,400)	(935,400)
Comprehensive income (Net income)	—	—	9,311,100	9,311,100
BALANCE, March 27, 2021	3,700,723	—	(12,804,200)	(12,804,200)
Repurchase of common stock	(43,833)	(1,254,400)	(7,208,600)	(8,463,000)
Stock options exercised	11,129	941,500	—	941,500
Compensation expense relating to stock options		312,900	—	312,900
Cash dividends ($0.45 per share)	—	—	(1,665,000)	(1,665,000)
Comprehensive income (Net income)	—	—	8,937,300	8,937,300
BALANCE, June 26, 2021	3,668,019	—	(12,740,500)	(12,740,500)
Repurchase of common stock	(45,731)	(465,100)	(8,509,600)	(8,974,700)
Stock options exercised	1,250	89,000	—	89,000
Compensation expense relating to stock options	—	376,100	—	376,100
Cash dividends ($0.45 per share)	—	—	(1,634,500)	(1,634,500)
Comprehensive income (Net income)	—	—	10,082,500	10,082,500
BALANCE, September 25, 2021	3,623,538	$—	$(12,802,100)	$(12,802,100)

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 24, 2022	September 25, 2021
OPERATING ACTIVITIES:
Net income	$29,248,300	$28,330,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	409,500	328,800
Provision for credit losses	(46,600)	(167,300)
Compensation expense related to stock options	1,203,800	1,074,200
Deferred income taxes	(214,700)	(1,365,500)
Deferred initial direct costs	—	(2,100)
Amortization of deferred initial direct costs	—	18,800
Operating lease right of use asset amortization	185,700	167,000
Tax benefits on exercised stock options	429,500	249,200
Change in operating assets and liabilities:
Receivables	(530,200)	187,000
Principal collections on lease receivables	2,819,200	7,452,200
Income tax receivable/payable	194,600	(216,200)
Inventories	(312,700)	(302,000)
Prepaid expenses	2,500	36,500
Other assets	2,000	19,000
Accounts payable	(189,100)	219,000
Accrued and other liabilities	1,395,000	(94,100)
Rents received in advance and security deposits	(556,200)	(674,500)
Deferred revenue	164,700	(214,800)
Net cash provided by operating activities	34,205,300	35,046,100
INVESTING ACTIVITIES:
Purchase of property and equipment	(70,000)	(51,800)
Reacquired franchise rights	(3,540,000)	—
Purchase of equipment for lease contracts	—	(78,200)
Net cash used for investing activities	(3,610,000)	(130,000)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit/term loan	33,700,000	—
Payments on line of credit/term loan	(3,700,000)	—
Proceeds from borrowings on notes payable	—	30,000,000
Payments on notes payable	(3,187,500)	(3,187,500)
Repurchases of common stock	(48,281,200)	(27,892,900)
Proceeds from exercises of stock options	2,937,100	1,299,300
Dividends paid	(6,459,700)	(4,234,900)
Net cash used for financing activities	(24,991,300)	(4,016,000)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,604,000	30,900,100
Cash, cash equivalents and restricted cash, beginning of period	11,437,000	6,684,000
Cash, cash equivalents and restricted cash, end of period	$17,041,000	$37,584,100
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,925,400	$884,100
Cash paid for income taxes	$8,518,100	$10,472,000

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Condensed Balance Sheets to the total of the same amounts shown above:
	Nine Months Ended
	September 24, 2022	September 25, 2021
Cash and cash equivalents	$16,986,000	$37,569,100
Restricted cash	55,000	15,000
Total cash, cash equivalents and restricted cash	$17,041,000	$37,584,100

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

Revenues and operating results for the nine months ended September 24, 2022 are not necessarily indicative of the results to be expected for the full year.

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

3. Contract Liabilities:

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees. The table below presents the activity of the current and noncurrent deferred franchise revenue during the first nine months of 2022 and 2021, respectively:

	September 24, 2022	September 25, 2021
Balance at beginning of period	$8,508,500	$8,708,300
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	1,538,100	1,110,600
Fees earned that were included in the balance at the beginning of the period	(1,373,400)	(1,325,400)
Balance at end of period	$8,673,200	$8,493,500

The following table illustrates future estimated revenue to be recognized for the remainder of 2022 and full fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 24, 2022.

Contract Liabilities expected to be recognized in	Amount
2022	$416,400
2023	1,604,400
2024	1,406,700
2025	1,190,300
2026	985,900
Thereafter	3,069,500
$8,673,200

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

5. Investment in Leasing Operations:

In May 2021, the Company made the decision to no longer solicit new leasing customers and will pursue an orderly run-off for its leasing portfolio.

Investment in leasing operations consists of the following:

	September 24, 2022	December 25, 2021
Direct financing and sales-type leases:
Minimum lease payments receivable	$1,059,600	$3,387,500
Estimated unguaranteed residual value of equipment	528,300	1,316,100
Unearned lease income, net of initial direct costs deferred	(140,400)	(418,100)
Security deposits	(566,200)	(1,122,500)
Total investment in direct financing and sales-type leases	881,300	3,163,000
Allowance for credit losses	(18,400)	(63,600)
Net investment in direct financing and sales-type leases	862,900	3,099,400
Operating leases:
Operating lease assets	687,700	626,200
Less accumulated depreciation and amortization	(647,100)	(605,700)
Net investment in operating leases	40,600	20,500
Total net investment in leasing operations	$903,500	$3,119,900

As of September 24, 2022, the $0.9 million total net investment in leases consists of $0.8 million classified as current and $0.1 million classified as long-term. As of December 25, 2021, the $3.1 million total net investment in leases consists of $2.9 million classified as current and $0.2 million classified as long-term.

As of September 24, 2022, there were no customers with leased assets greater than 10% of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows for the remainder of fiscal 2022 and the full fiscal years thereafter as of September 24, 2022:

	Direct Financing and Sales-Type Leases
	Minimum Lease	Income
Fiscal Year	Payments Receivable	Amortization
2022	$519,300	$85,000
2023	536,800	55,300
2024	3,500	100
	$1,059,600	$140,400

The activity in the allowance for credit losses for leasing operations during the first nine months of 2022 and 2021, respectively, is as follows:

	September 24, 2022	September 25, 2021
Balance at beginning of period	$63,600	$270,200
Provisions charged to expense	(46,600)	(167,300)
Recoveries	1,400	—
Balance at end of period	$18,400	$102,900

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	September 24, 2022		December 25, 2021
	Investment	Allowance for	Investment	Allowance for
	In Leases	Credit Losses	In Leases	Credit Losses
Collectively evaluated for loss potential	$881,300	$18,400	$3,163,000	$63,600
Individually evaluated for loss potential	—	—	—	—
Total	$881,300	$18,400	$3,163,000	$63,600

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

September 24, 2022
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total

Total investment in leases	$881,300	$—	$—	$—	$881,300

December 25, 2021
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total

Total investment in leases	$3,163,000	$—	$—	$—	$3,163,000

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

Leasing income as presented on the Consolidated Condensed Statements of Operations consists of the following:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Interest income on direct financing and sales-type leases	$153,500	$362,200	$637,300	$1,464,700
Selling profit (loss) at commencement of sales-type leases	—	164,300	1,298,000	1,594,300
Operating lease income	651,900	436,700	1,562,000	1,397,500
Income on sales of equipment under lease	865,900	988,500	1,798,000	3,214,000
Other	90,800	314,500	550,500	681,300
Leasing income	$1,762,100	$2,266,200	$5,845,800	$8,351,800

6. Intangible Assets

In June 2022, Winmark terminated an agreement that contained the rights for eleven Play It Again Sports stores to operate separately from Winmark’s franchise system. In terminating the agreement, which included $3.54 million of consideration paid by Winmark, Winmark reacquired the franchise rights to these eleven stores. Upon termination of the agreement, individual franchise agreements were signed for these eleven stores, each with an initial term of ten years.

Intangible assets consist of these reacquired franchise rights. The Company amortizes the fair value of the reacquired franchise rights over the contract term of the franchise. The Company recognized $88,500 and $103,300 of amortization expense for the three and nine months ended September 24, 2022, respectively.

The following table illustrates future amortization to be expensed for the remainder of 2022 and full fiscal years thereafter related to reacquired franchise rights as of September 24, 2022.

Amortization expected to be expensed in	Amount
2022	$88,500
2023	354,000
2024	354,000
2025	354,000
2026	354,000
Thereafter	1,932,200
$3,436,700

7. Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Denominator for basic EPS — weighted average common shares	3,439,417	3,635,055	3,500,411	3,688,419
Dilutive shares associated with option plans	101,362	147,818	105,034	140,903
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	3,540,779	3,782,873	3,605,445	3,829,322
Options excluded from EPS calculation — anti-dilutive	15,724	3,038	16,103	6,833

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

On July 13, 2022, the Company’s Board of Directors approved the payment of a $0.70 per share quarterly cash dividend to shareholders of record at the close of business on August 10, 2022, which was paid on September 1, 2022.

Repurchase of Common Stock

In the first nine months of 2022, the Company repurchased 222,307 shares of its common stock. Under the Board of Directors’ authorization, as of September 24, 2022, the Company has the ability to repurchase an additional 82,458 shares of its common stock. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

Stock option activity under the Company’s option plans as of September 24, 2022 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 25, 2021	355,621	$146.03	6.32	$39,320,600
Granted	34,940	198.42
Exercised	(26,333)	111.54
Forfeited	(6,501)	183.28
Outstanding, September 24, 2022	357,727	$153.00	6.06	$24,816,800
Exercisable, September 24, 2022	216,443	$119.96	4.37	$21,258,300

The fair value of options granted under the Option Plans during the first nine months of 2022 and 2021 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Nine Months Ended
	September 24, 2022	September 25, 2021
Risk free interest rate	2.70%	0.90%
Expected life (years)	6	6
Expected volatility	27.47%	25.07%
Dividend yield	4.61%	2.74%
Option fair value	$33.38	$32.70

All unexercised options at September 24, 2022 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $1,203,800 and $1,074,200 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first nine months of 2022 and 2021, respectively. As of September 24, 2022, the Company had $3.8 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.6 years.

9. Debt:

Line of Credit/Term Loan

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

As of September 24, 2022, there were no revolving loans outstanding under the Line of Credit, leaving $20.0 million available for additional revolving borrowings. During the nine months ended September 24, 2022, the Company had delayed draw term loan borrowings totaling $30.0 million under the Line of Credit bearing interest ranging from 4.60% to 4.75%.

The Line of Credit has been and will continue to be used for general corporate purposes. The Line of Credit is secured by a lien against substantially all of the Company’s assets (as the Line of Credit ranks pari passu with the Prudential facilities described below), contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Line of Credit). As of September 24, 2022, the Company was in compliance with all of its financial covenants.

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

As of September 24, 2022, the Company had aggregate principal outstanding of $44.5 million under the Note Agreement; consisting of $8.25 million in principal outstanding from the $25.0 million Series A notes issued in May 2015, $6.25 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 and $30.0 million in principal outstanding from the $30.0 million Series C notes issued in September 2021.

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and maximum levels of leverage (all as defined within the Note Agreement). As of September 24, 2022, the Company was in compliance with all of its financial covenants.

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

As of September 24, 2022, the Company had not issued any notes under the Shelf Agreement and was in compliance with all of its financial covenants.

10. Operating Leases:

As of September 24, 2022, the Company leases its Minnesota corporate headquarters in a facility with an operating lease that expires in December 2029. The remaining lease term for this lease is 7.25 years and the discount rate is 5.5%. The Company recognized $910,500 and $879,200 of rent expense for the periods ended September 24, 2022 and September 25, 2021, respectively.

Maturities of operating lease liabilities is as follows for the remainder of fiscal 2022 and full fiscal years thereafter as of September 24, 2022:

Operating Lease Liabilities expected to be recognized in	Amount
2022	$189,100
2023	763,300
2024	784,400
2025	806,000
2026	828,200
Thereafter	2,624,300
Total lease payments	5,995,300
Less imputed interest	(1,048,400)
Present value of lease liabilities	$4,946,900

Of the $4.9 million operating lease liability outstanding at September 24, 2022, $0.5 million is included in Accrued liabilities in the Current liabilities section of the Consolidated Condensed Balance Sheets.

Supplemental cash flow information related to our operating leases is as follows for the period ended September 24, 2022:

	Nine Months Ended
	September 24, 2022	September 25, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow outflow from operating leases	$553,900	$539,100

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

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Revenue:
Franchising	$19,402,400	$17,887,200	$54,439,300	$49,490,100
Leasing	1,762,100	2,266,200	5,845,800	8,351,800
Total revenue	$21,164,500	$20,153,400	$60,285,100	$57,841,900

Reconciliation to operating income:
Franchising segment contribution	$13,346,800	$12,330,200	$36,289,900	$33,601,600
Leasing segment contribution	1,074,300	1,459,000	3,924,500	4,821,500
Total operating income	$14,421,100	$13,789,200	$40,214,400	$38,423,100

Depreciation and amortization:
Franchising	$155,200	$59,400	$304,600	$187,600
Leasing	34,900	46,200	104,900	141,200
Total depreciation and amortization	$190,100	$105,600	$409,500	$328,800

	As of
	September 24, 2022	December 25, 2021
Identifiable assets:
Franchising	$7,917,400	$4,907,800
Leasing	1,253,500	3,600,500
Unallocated	24,559,500	18,390,700
Total	$33,730,400	$26,899,000

12. Subsequent Events:

On October 12, 2022, the Company’s Board of Directors approved the payment of a $3.00 per share special cash dividend (the “2022 Special Dividend”) to shareholders of record at the close of business November 9, 2022, which will be paid on December 1, 2022. The 2022 Special Dividend will be approximately $10.3 million based on the current number of shares outstanding and is expected to be financed by cash on hand.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a franchising business focused on sustainability and small business formation. As of September 24, 2022, we had 1,291 resale franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands. Our franchise business is not capital intensive and is designed to generate consistent, recurring revenue and strong operating margins.

The financial criteria that management closely tracks to evaluate current business operations and future prospects include royalties and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees. During the first nine months of 2022, our royalties increased $4.1 million or 9.1% compared to the first nine months of 2021.

Management continually monitors the level and timing of selling, general and administrative expenses. The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees. During the first nine months of 2022, selling, general and administrative expenses increased $0.4 million, or 2.4% compared to the first nine months of 2021.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals. The following is a summary of our franchising activity for the first nine months ended September 24, 2022:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/25/2021	OPENED	CLOSED	9/24/2022	RENEWAL	RENEWALS
Plato’s Closet
Franchises - US and Canada	489	12	(2)	499	42	42
Once Upon A Child
Franchises - US and Canada	401	6	(3)	404	25	25
Play It Again Sports
Franchises - US and Canada	273	13(1)	(6)	280	47	47
Style Encore						.
Franchises - US and Canada	71	4	(4)	71	—	—
Music Go Round
Franchises - US	37	—	—	37	—	—
Total Franchised Stores	1,271	35	(15)	1,291	114	114
(1)	Includes 11 stores formerly operated outside the Winmark franchise system. (See Note 6 – “Intangible Assets”).

Renewal activity is a key focus area for management. Our franchisees sign 10-year agreements with us. The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties. During the first nine months of 2022, we renewed 114 of the 114 franchise agreements available for renewal.

Our ability to grow our operating income is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchises, and (iii) control our selling, general and administrative expenses.

In May 2021, we made the decision to no longer solicit new leasing customers and pursue an orderly run-off of our middle-market leasing portfolio, the operations of which constitute our leasing segment. Leasing income net of leasing expense for the first nine months of 2022 was $5.0 million compared to $6.9 million in the first nine months of 2021. Our leasing portfolio (net investment in leases – current and long-term), was $0.9 million at September 24, 2022 compared to $3.1 million at December 25, 2021. Given the decision to run-off the portfolio, we anticipate that leasing income net of leasing expense and the size of the leasing portfolio will continue to decrease through the run-off period. See Note 5 – “Investment in Leasing Operations” for information regarding the lease portfolio, including future minimum lease payments receivable under lease contracts and the amortization of unearned lease income.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021

Revenue:
Royalties	84.4%	81.3%	81.7%	78.1%
Leasing income	8.3	11.2	9.7	14.4
Merchandise sales	3.5	3.5	4.5	3.4
Franchise fees	1.7	1.9	1.9	1.9
Other	2.1	2.1	2.2	2.2
Total revenue	100.0	100.0	100.0	100.0

Cost of merchandise sold	(3.4)	(3.4)	(4.2)	(3.3)
Leasing expense	(1.8)	(1.8)	(1.5)	(2.4)
Provision for credit losses	0.1	0.3	0.1	0.3
Selling, general and administrative expenses	(26.8)	(26.7)	(27.7)	(28.2)
Income from operations	68.1	68.4	66.7	66.4
Interest expense	(3.9)	(1.6)	(3.4)	(1.6)
Interest and other income (expense)	0.1	(0.1)	—	—
Income before income taxes	64.3	66.7	63.3	64.8
Provision for income taxes	(15.3)	(16.7)	(14.8)	(15.8)
Net income	49.0%	50.0%	48.5%	49.0%

Comparison of Three Months Ended September 24, 2022 to Three Months Ended September 25, 2021

Revenue

Revenues for the quarter ended September 24, 2022 totaled $21.2 million compared to $20.2 million for the comparable period in 2021.

Royalties and Franchise Fees

Royalties increased to $17.9 million for the third quarter of 2022 from $16.4 million for the third quarter of 2021, a 9.1% increase. The increase is primarily from higher franchisee retail sales and from having additional franchise stores in the third quarter of 2022 compared to the same period in 2021.

Franchise fees of $0.3 million for the third quarter of 2022 were comparable to $0.4 million for the third quarter of 2021.

Leasing Income

Leasing income decreased to $1.8 million for the third quarter of 2022 compared to $2.3 million for the same period in 2021. The decrease is primarily due to lower levels of interest and other income from the smaller lease portfolio.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales of $0.7 million for the third quarter of 2022 were comparable to $0.7 million in the same period of 2021.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold of $0.7 million for the third quarter of 2022 were comparable to $0.7 million in the same period of 2021. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the third quarter of 2022 and 2021 was 96.2% and 96.6%, respectively.

Leasing Expense

Leasing expense of $0.4 million for the third quarter of 2022 were comparable to $0.4 million for the third quarter of 2021.

Selling, General and Administrative

Selling, general and administrative expenses increased 5.4% to $5.7 million in the third quarter of 2022 compared to $5.4 million in the same period of 2021. The increase was primarily due to increases in compensation, benefits and advertising related expenses.

Interest Expense

Interest expense increased to $0.8 million for the third quarter of 2022 compared to $0.3 million for the third quarter of 2021. The increase is primarily due to higher average corporate borrowings when compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 23.9% and 25.0% for the third quarter of 2022 and 2021, respectively. The decrease is primarily due to higher benefits on the exercise of non-qualified stock options and a decrease in state taxes.

Comparison of Nine Months Ended September 24, 2022 to Nine Months Ended September 25, 2021

Revenue

Revenues for the first nine months of 2022 totaled $60.3 million compared to $57.8 million for the comparable period in 2021.

Royalties and Franchise Fees

Royalties increased to $49.2 million for the first nine months of 2022 from $45.1 million for the first nine months of 2021, a 9.1% increase. The increase in royalties is primarily from higher franchisee retail sales and from having additional franchised stores in the first nine months of 2022 compared to the same period last year.

Franchise fees of $1.2 million for the first nine months of 2022 were comparable to $1.1 million for the first nine months of 2021.

Leasing Income

Leasing income decreased to $5.8 million for the first nine months of 2022 compared to $8.4 million for the same period in 2021. The decrease is primarily due to lower levels of equipment sales to customers and lower levels of interest income from the smaller lease portfolio when compared to the same period last year.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales increased to $2.7 million for the first nine months of 2022 compared to $2.0 million in the same period of 2021. The increase is primarily due to an increase in buying group and technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold increased to $2.6 million for the first nine months of 2022 compared to $1.9 million in the same period of 2021. The increase is due to an increase in Direct Franchise Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first nine months of 2022 and 2021 was 95.0% and 95.3%, respectively.

Leasing Expense

Leasing expense decreased to $0.9 million for the first nine months of 2022 compared to $1.4 million for the first nine months of 2021. The decrease was due to a decrease in the associated cost of equipment sales to customers discussed above.

Selling, General and Administrative

Selling, general and administrative expenses increased 2.4% to $16.7 million in the first nine months of 2022 compared to $16.3 million in the same period of 2021. The increase was primarily due to increases in travel and advertising related expenses.

Interest Expense

Interest expense was $2.1 million for the first nine months of 2022 compared to $0.9 million for the first nine months of 2021. The increase is primarily due to higher average corporate borrowings when compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 23.4% and 24.4% for the first nine months of 2022 and 2021, respectively. The decrease is primarily due to higher tax benefits on the exercise of non-qualified stock options and a decrease in state taxes.

Segment Comparison of Three Months Ended September 24, 2022 to Three Months Ended September 25, 2021

Franchising Segment Operating Income

The franchising segment’s operating income for the third quarter of 2022 increased to $13.3 million from $12.3 million for the third quarter of 2021. The increase in segment contribution was due to increased royalty revenues, partially offset by an increase in selling, general and administrative expenses.

Leasing Segment Operating Income

The leasing segment’s operating income for the third quarter of 2022 decreased to $1.1 million from $1.5 million for the third quarter of 2021. The decrease in segment contribution was due to a decrease in leasing income net of leasing expenses, partially offset by a decrease in selling, general and administrative expenses.

Segment Comparison of Nine Months Ended September 24, 2022 to Nine Months Ended September 25, 2021

Franchising Segment Operating Income

The franchising segment’s operating income for the first nine months of 2022 increased to $36.3 million from $33.6 million for the first nine months of 2021. The increase in segment contribution was due to increased royalty revenues, partially offset by an increase in selling, general and administrative expenses.

Leasing Segment Operating Income

The leasing segment’s operating income for the first nine months of 2022 decreased to $3.9 million from $4.8 million for the first nine months of 2021. The decrease in segment contribution was due to a decrease in leasing income net of leasing expenses, partially offset by a decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flows from operations and borrowings. The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and amortization and compensation expense related to stock options.

We ended the third quarter of 2022 with $17.0 million in cash, cash equivalents and restricted cash compared to $37.6 million in cash, cash equivalents and restricted cash at the end of the third quarter of 2021.

Operating activities provided $34.2 million of cash during the first nine months of 2022, compared to $35.0 million provided during the same period last year. The decrease in cash provided by operating activities in the first nine months of 2022 compared to 2021 was primarily due to a decrease in principal collections on lease receivables, partially offset by an increase in accrued and other liabilities.

Investing activities used $3.6 million of cash during the first nine months of 2022. The 2022 activities consisted primarily of reacquired franchise rights (See Note 6 – “Intangible Assets”).

Financing activities used $25.0 million of cash during the first nine months of 2022. Our most significant financing activities during the first nine months of 2022 consisted of $48.3 million to repurchase 222,307 shares of our common stock, $6.5 million for the payment of dividends, and payments on notes payable of $3.2 million; partially offset by $30.0 million of net borrowing on our line of credit and $2.9 million of proceeds from exercise of stock options. (See Note 8 — “Shareholders’ Equity (Deficit),” and Note 9 — “Debt”).

Our debt facilities include a Line of Credit with CIBC Bank USA and a Note Agreement and Shelf Agreement with Prudential. These facilities have been and will continue to be used for general corporate purposes, are secured by a lien against substantially all of our assets, contain customary financial conditions and covenants, and require maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the agreements governing the facilities). As of September 24, 2022, we were in compliance with all of the financial covenants under the Line of Credit, the Note Agreement and the Shelf Agreement.

The Line of Credit provides for up to $20.0 million in revolving loans and $30.0 million in delayed draw term loans. As of September 24, 2022, we had no revolving loans outstanding, and had delayed draw term loan borrowings totaling $30.0 million that mature in 2029.

The Shelf Agreement allows us to offer privately negotiated senior notes to Prudential in an aggregate principal amount up to (i) $100.0 million, less (ii) the aggregate principal amount of notes outstanding at such point (including notes outstanding under the Note Agreement, which at September 24, 2022 was $44.5 million). As of September 24, 2022, we had not issued any notes under the Shelf Agreement. Of the $44.5 million of principal outstanding under the Note Agreement, $14.5 million amortizes over the remainder of 2022 through 2027, and $30.0 million matures in 2028.

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At September 24, 2022, the Company’s Line of Credit with CIBC Bank USA included a commitment for revolving loans of $20.0 million. The interest rates applicable to revolving loans are based on either the bank’s base rate or SOFR for short-term borrowings (twelve months or less). The Company had no revolving loans outstanding at September 24, 2022 under this Line of Credit. The Company had no interest rate derivatives in place at September 24, 2022. The Company’s fixed rate debt exposes the company to changes in the market interest rate only to the extent that the Company may need to refinance maturing debt with new debt at a higher rate.

None of the Company’s cash and cash equivalents at September 24, 2022 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the nine months ended September 24, 2022. During fiscal 2021, less than 7% of the Company’s total revenues and 1% of expenses were denominated in a foreign currency. Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $480,000. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company’s common stock repurchases during the third quarter of 2022.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

June 26, 2022 to July 30, 2022	104	$192.98	104	84,381
July 31, 2022 to August 27, 2022	—	$—	—	84,381
August 28, 2022 to September 24, 2022	1,923	$215.08	1,923	82,458
(1)	The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date. The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and as of September 24, 2022 was limited to 5,400,000 shares, of which 82,458 may still be repurchased.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended September 24, 2022, formatted in Inline XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Shareholders’ Equity (Deficit), (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended September 24, 2022, formatted in Inline XBRL (contained in Exhibit 101).

*Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINMARK CORPORATION

Date: October 12, 2022	By:	/s/ Brett D. Heffes
Brett D. Heffes Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: October 12, 2022	By:	/s/ Anthony D. Ishaug
		Anthony D. Ishaug Executive Vice President Chief Financial Officer and Treasurer (principal financial and accounting officer)