Form 10-K
period 2022-12-31
WINMARK CORP
filed 2023-03-10
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022, or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $373,494,316.

Shares of no par value Common Stock outstanding as of March 6, 2023: 3,463,191 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 26, 2023 have been incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

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

PART I

ITEM 1:     BUSINESS

Background

Winmark – the Resale Company® (Winmark Corporation, Winmark or the Company), is a nationally recognized franchisor focused on sustainability and small business formation. We champion and guide entrepreneurs interested in operating one of our award winning resale franchises: Plato’s Closet®, Once Upon A Child®, Play It Again Sports®, Style Encore® and Music Go Round®. At December 31, 2022, there were 1,295 franchises in operation in the United States and Canada and over 2,800 available territories. Our mission is to provide Resale for Everyone™.

Each of our resale brands emphasizes consumer value by offering high-quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers’ used goods that have been outgrown or are no longer used. Our concepts also offer a limited amount of new merchandise to customers. For over 30 years, we have offered a sustainable solution for consumers to recycle their gently used clothing, toys, sporting goods and musical instruments. We estimate that, since 2010 stores in our resale brands have extended the lives of over one and a half billion items. We continue to enhance our franchise model and provide our franchisees with the technology, tools and training to profitably expand their operations and evolve towards being a multi-channel retailer.

During 2021, we made the decision to no longer solicit new leasing customers and pursue an orderly run-off of our equipment leasing portfolio in our wholly owned subsidiary, Winmark Capital Corporation.

Our significant assets are located within the United States, and we generate the majority of revenues from United States operations. Revenues from Canadian franchisees in 2022, 2021 and 2020 were approximately $6.4 million, $4.9 million and $4.0 million, respectively. For additional financial information, please see Item 8 — Financial Statements and Supplementary Data. We were incorporated in Minnesota in 1988.

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

For further information about COVID-19’s impact to our business, see Part I, Item 1A “Risk Factors.”

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

Style Encore

We began franchising the Style Encore brand in 2013. Style Encore franchisees buy and sell gently used women’s (and to a lesser extent, men’s) apparel, shoes and accessories. Customers have the opportunity to sell their used items to Style Encore stores and to purchase quality used clothing, shoes and accessories at prices lower than new merchandise.

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

	System-Wide Sales
	(in millions)
	2020	2021	2022
Plato’s Closet	$444.1	$594.4	$638.8
Once Upon A Child	311.5	420.3	466.2
Play It Again Sports	250.4	300.7	324.1
Style Encore	35.8	49.4	58.1
Music Go Round	33.2	41.8	47.1
	$1,075.0	$1,406.6	$1,534.3

We have developed an e-commerce platform that allows franchisees of our Music Go Round, Play It Again Sports and Style Encore brands to market and sell in-store product inventory online. Consumers that visit musicgoround.com, playitagainsports.com or style-encore.com can find all product listed by participating stores in one convenient location. All product listings are available for in-store pickup, and certain products may be available for shipment. Our e-commerce platform assists our franchisees in marketing, increasing brand awareness, and driving consumers to local stores, which provides further opportunities for our stores to purchase product from consumers. Additionally, our franchisees use other vehicles to drive non-store sales including social media platforms (Facebook and Instagram) as well as third-party marketplaces (including Shopify and eBay).

The following table presents the royalties and franchise fees contributed by each of our brands for the past three years and the corresponding percentage of consolidated revenues for each such year:

	Total Royalties and Franchise Fees
	(in millions)			% of Consolidated Revenue
	2020	2021	2022	2020	2021	2022
Plato’s Closet	$20.2	$26.8	$29.4	30.5%	34.3%	36.2%
Once Upon A Child	14.1	18.9	21.1	21.4	24.1	25.9
Play It Again Sports	10.4	12.6	13.6	15.8	16.1	16.7
Style Encore	2.0	2.7	3.1	3.0	3.4	3.8
Music Go Round	1.0	1.3	1.5	1.6	1.7	1.8
	$47.7	$62.3	$68.7	72.3%	79.6%	84.4%

The following table presents a summary of our net store growth and renewal activity for the fiscal year ended December 31, 2022:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/25/2021	OPENED	CLOSED	12/31/2022	RENEWAL	RENEWALS	% RENEWED
Plato’s Closet	489	14	(3)	500	55	55	100%
Once Upon A Child	401	8	(3)	406	32	32	100%
Play It Again Sports	273	16(1)	(8)	281	57	57	100%
Style Encore	71	4	(4)	71	—	—	N/A
Music Go Round	37	—	—	37	—	—	N/A
Total Franchised Stores(2)	1,271	42	(18)	1,295	144	144	100%

(1)	Includes 11 stores formerly operated outside the Winmark franchise system. (See Note 5 – “Intangible Assets”).
(2)	All stores are owned and operated by franchisees. Winmark does not own or operate any corporate stores.

Of the 1,295 total franchised stores as of December 31, 2022, 142 were located in Canada.

Sustainability

As a leader in the circular economy, we have been at the forefront of the sustainability movement for over 30 years. Our franchise brands offer customers a better way to keep their clothes, sporting goods and music equipment out of landfills and in use for a fuller, longer product lifespan. In 2022 alone, stores across our five resale brands purchased over 178 million items of clothing, toys, books, musical instruments and sports equipment. Our high-quality franchised stores give consumers an easier way to buy and sell used goods within their local communities without placing demands on wasteful production. In turn, this means less water and energy consumption, giving consumers a way to help cut down on pollution and greenhouse gas emissions.

Franchising Business Model

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

Franchisee Qualification

We seek to attract prospective franchisees with experience in management and operations and an interest in being the owner and operator of their own business. We seek franchisees who:

●	have a sufficient net worth;
●	have prior business experience; and
●	intend to be integrally involved with the management of the business.

At December 31, 2022, we had 57 signed franchise agreements, of which the majority are expected to open in 2023.

Franchise Support

As a franchisor, our success depends upon our ability to develop and support competitive and successful franchise owners. We emphasize the following areas of franchise support and assistance.

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

Operations Support

We provide operational support and guidance to assist the franchisee in the opening of a new business. We also have an ongoing support program designed to assist franchisees in operating their retail stores. Our franchise support personnel visit each store periodically (in person or virtually) and, in most cases, a business assessment is made to determine whether the franchisee is operating in accordance with our standards. The visit is also designed to assist franchisees with operational issues.

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

Each franchisee must execute our franchise agreement and pay an initial franchise fee. At December 31, 2022, the franchise fee for all brands was $25,000 for an initial store in the U.S. and $32,000CAD for an initial store in Canada. Once a franchisee opens its initial store, it can open additional stores, in any brand, by paying a $15,000 franchise fee for a store in the U.S. and $19,200CAD for a store in Canada, provided an acceptable territory is available and the franchisee meets the brand’s additional store standards. The franchise fee for our initial store and additional store in Canada is based upon the exchange rate applied to the United States franchise fee on the last business day of the preceding fiscal year. The franchise fee in March 2023 for an initial store in Canada will be $34,000CAD, and an additional store in Canada will be $20,500CAD. Typically, the franchisee’s initial store is open for business approximately 10 to 14 months from the date the franchise agreement is signed. The franchise agreement has an initial term of 10 years, with subsequent 10-year renewal periods, and grants the franchisee an exclusive geographic area, which will vary in size depending upon population, demographics and other factors. Under current franchise agreements, franchisees of the respective brands are required to pay us weekly continuing fees (royalties) equal to the percentage of gross sales outlined in their Franchise Agreements, generally ranging from 4% to 5% for all of our brands.

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

Competition

Retailing, including the sale of apparel, sporting goods and musical instruments, is highly competitive. Many retailers have substantially greater financial and other resources than we do. Our franchisees compete with established, locally owned retail stores, discount chains and traditional retail stores for sales of new merchandise. Full line retailers generally carry little or no used merchandise. Resale, thrift and consignment shops and garage and rummage sales offer competition to our franchisees for the sale of used merchandise. Also, our franchisees increasingly compete with online used and new goods marketplaces such as eBay, craigslist, facebook Marketplace, Poshmark, thredUP, Amazon and many others.

Our Plato’s Closet franchise stores primarily compete with specialty apparel stores such as American Eagle, Gap, Abercrombie & Fitch, Old Navy, Hollister and Forever 21. We compete with other franchisors in the teenage resale clothing retail market.

Our Once Upon A Child franchisees compete primarily with large retailers such as Walmart, Target and various specialty children’s retail stores such as Carter’s and Gap Kids. We compete with other franchisors in the specialty children’s resale retail market.

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

Our middle-market leasing business began operations in 2004. In May 2021, we made the decision to no longer solicit new leasing customers and pursue an orderly run-off of this leasing portfolio. Given this decision, we anticipate that leasing revenues, expenses, contribution and cash flows will continue to decrease throughout the run-off period. For additional information on our leasing business, please see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

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

Human Capital Resources

Human capital resources are an integral and essential component of our business.  As of December 31, 2022, we employed 83 employees. None of these employees are covered by a collective bargaining agreement. Our franchisees are independent business owners, therefore, they and their employees are not included in our employee count and are not employees of Winmark Corporation.

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

ITEM 1A:    RISK FACTORS

Our business, results of operations, financial condition, cash flows and the market value of our common stock can be adversely affected by pandemics, epidemics or other public health emergencies, such as the outbreak of COVID-19.

Our business, results of operations, financial condition, cash flows and the market value of our common stock can be adversely affected by pandemics, epidemics or other public health emergencies, such as the outbreak of COVID-19 which spread from China to many other countries including the United States and Canada.  In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  The outbreak resulted in federal, state, provincial and local governments throughout the United States and Canada implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

The outbreak of COVID-19 and any preventive or protective actions taken by governmental authorities had a material adverse effect on our operations and those of our franchisees, including forced or voluntary store closures, business shutdowns or disruptions during the height of the pandemic. The extent to which pandemics, epidemics or other public health emergencies may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of any such outbreak and the effectiveness of actions taken globally, nationally and locally to contain or mitigate its effects. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition and cash flows. Even after any pandemic, epidemic or other public health emergency has subsided, we may experience materially adverse effects to our business due to any resulting economic recession or depression. Additionally, concerns over the economic affect of any pandemic, epidemic or other public health emergency may cause extreme volatility in financial and other capital markets which may adversely impact the market value of our common stock and our ability to access capital markets and debt capital. To the extent any pandemic, epidemic or other public health emergency adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this Annual Report.

We are dependent on franchise renewals.

Each of our franchise agreements is 10 years long. At the end of the term of each franchise agreement, each franchisee may, if certain conditions are met, “renew” the franchise relationship by signing a new 10-year franchise agreement. As of December 31, 2022 each of our five brands have the following number of franchise agreements that will expire over the next three years:

	2023	2024	2025
Plato’s Closet	66	57	21
Once Upon A Child	54	51	44
Play It Again Sports	35	23	45
Music Go Round	6	2	4
Style Encore	19	15	8
	180	148	122

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

Our retail brands are based on offering customers a mix of used and new merchandise.  As a result, the ability of our franchisees to obtain continuing supplies of high quality used merchandise is important to the success of our brands.  Supply of used merchandise comes from the general public and may not be regular or highly reliable. In addition, adherence to federal and state product safety and other requirements may limit the amount of used merchandise available to our franchisees. In addition to laws and regulations that apply to businesses generally, our franchised retail stores may be subject to state or local statutes or ordinances that govern secondhand dealers. There can be no assurance that our franchisees will avoid supply problems with respect to used merchandise.

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

Retailing, including the sale of apparel, sporting goods and musical instruments, is highly competitive.  Many retailers and online marketplaces have significantly greater financial and other resources than us and our franchisees.  Individual franchisees face competition in their markets from retailers of new merchandise and, in certain instances, resale, thrift and other stores that sell used merchandise.  We may face additional competition as our franchise systems expand and if additional competitors enter the used merchandise market.

We are subject to restrictions in our line of credit/term loan and note facilities. Additionally, we are subject to counter party risk in our line of credit facility.

The terms of our line of credit/term loan and note facilities impose certain operating and financial restrictions on us and require us to meet certain financial tests including tests related to minimum levels of debt service coverage and maximum levels of leverage. As of December 31, 2022, we were in compliance with all of our financial covenants under these facilities; however, failure to comply with these covenants in the future may result in default under one or both of these sources of capital and could result in acceleration of the related indebtedness. Any such acceleration of indebtedness would have an adverse impact on our business activities and financial condition.

Sustained credit market deterioration could jeopardize the counterparty obligations of the bank participating in our line of credit facility, which could have an adverse impact on our business if we are not able to replace such credit facility or find other sources of liquidity on acceptable terms.

We have indebtedness.

We have existing indebtedness in the form of notes payable and term loans (see Note 7 — “Debt”). We expect to generate the cash necessary to pay our expenses and to pay the principal and interest on all of our outstanding debt from cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate. Our ability to pay our expenses and meet our debt service obligations depends on our future performance, which may be affected by financial, business, economic, and other factors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all. Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase our cost of capital.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 2:     PROPERTIES

We lease 41,016 square feet at our headquarters facility in Minneapolis, Minnesota. We are obligated to pay rent monthly under the lease, and will pay an average of $829,500 annually over the remaining term that expires in 2029. We are also obligated to pay estimated taxes and operating expenses as described in the lease, which change annually. The total rentals, taxes and operating expenses paid may increase if we exercise any of our rights to acquire additional space described in the lease. Our facilities are sufficient to meet our current and immediate future needs.

ITEM 3:     LEGAL PROCEEDINGS

We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 4:     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders, Dividends

Winmark Corporation’s common stock trades on the NASDAQ Global Market under the symbol “WINA”. For dividend information see Note 6 – “Shareholders’ Equity (Deficit).”

At March 6, 2023, there were approximately 52 shareholders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

September 25, 2022 to October 29, 2022	3,858	$217.36	3,858	78,600
October 30, 2022 to November 26, 2022	—	$—	—	78,600
November 27, 2022 to December 31, 2022	—	$—	—	78,600
(1)	The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date. The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and as of December 31, 2022 was limited to 5,400,000 shares, of which 78,600 may still be repurchased.

ITEM 6:     [RESERVED]

None.

ITEM 7:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements and should be read in conjunction with those consolidated financial statements. This section of this 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-date comparisons between 2021 and 2020 that are not included in this Form 10-K, can be found in ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 25, 2021.

Overview

Winmark – the Resale Company is focused on sustainability and small business formation. As of December 31, 2022, we had 1,295 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands. Our business is not capital intensive and is designed to generate consistent, recurring revenue and strong operating margins.

The financial criteria that management closely tracks to evaluate current business operations and future prospects include royalties and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees. During 2022, our royalties increased $6.4 million or 10.5% compared to 2021.

Management continually monitors the level and timing of selling, general and administrative expenses. The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees. During 2022, selling, general and administrative expense increased $0.9 million, or 3.9%, compared to the same period last year.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals. The following is a summary of our net store growth and renewal activity for the fiscal year ended December 31, 2022:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/25/2021	OPENED	CLOSED	12/31/2022	RENEWAL	RENEWALS	% RENEWED
Plato’s Closet	489	14	(3)	500	55	55	100%
Once Upon A Child	401	8	(3)	406	32	32	100%
Play It Again Sports	273	16(1)	(8)	281	57	57	100%
Style Encore	71	4	(4)	71	—	—	N/A
Music Go Round	37	—	—	37	—	—	N/A
Total Franchised Stores(2)	1,271	42	(18)	1,295	144	144	100%

(1)	Includes 11 stores formerly operated outside the Winmark franchise system. (See Note 5 – “Intangible Assets”).
(2)	All stores are owned and operated by franchisees. Winmark does not own or operate any corporate stores.

Renewal activity is a key focus area for management. Our franchisees sign 10-year agreements with us. The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties. In 2022, we renewed 100% of franchise agreements up for renewal. This percentage of renewal has ranged between 99% and 100% during the last three years.

Our ability to grow our operating income is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchises, and (iii) control our selling, general and administrative expenses. A detailed description of the risks to our business along with other risk factors can be found in Item 1A “Risk Factors”.

In May 2021, we made the decision to no longer solicit new leasing customers and will pursue an orderly run-off of our middle-market leasing portfolio, the operations of which constitute our leasing segment. Leasing income net of leasing expense for the fiscal year of 2022 was $6.0 million compared to $9.3 million in 2021. Our leasing portfolio (net investment in leases – current and long-term), was $0.3 million at December 31, 2022 compared to $3.1 million at December 25, 2021. Given the decision to run-off the portfolio, we anticipate that leasing income net of leasing expense and the size of the leasing portfolio will continue to decrease through the run-off period. See Note 3 – “Investment in Leasing Operations” for information regarding the lease portfolio, including future minimum lease payments receivable under lease contracts and the amortization of unearned lease income.

Results of Operations

The following table sets forth selected information from our Consolidated Statements of Operations expressed as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Fiscal Year Ended		Fiscal 2022
	December 31,	December 25,	over (under)
	2022	2021	2021
Revenue:
Royalties	82.5%	77.7%	10.5%
Leasing income	8.5	14.2	(37.8)
Merchandise sales	4.8	4.0	26.5
Franchise fees	1.9	1.9	5.2
Other	2.3	2.2	8.1
Total revenue	100.0	100.0	4.1

Cost of merchandise sold	(4.6)	(3.8)	26.3
Leasing expense	(1.2)	(2.4)	(46.8)
Provision for credit losses	0.1	0.3	72.0
Selling, general and administrative expenses	(28.4)	(28.5)	3.9
Income from operations	65.9	65.6	4.4
Interest expense	(3.6)	(1.9)	100.5
Interest and other income (expense)	0.1	—	(670.7)
Income before income taxes	62.4	63.7	1.8
Provision for income taxes	(14.0)	(12.7)	14.2
Net income	48.4%	51.0%	(1.2)%

Revenue

Revenues for the year ended December 31, 2022 totaled $81.4 million compared to $78.2 million in 2021.

Royalties and Franchise Fees

Royalties increased to $67.1 million for 2022 from $60.8 million for the same period in 2021, a 10.5% increase. The increase is primarily due to higher franchisee retail sales and from having additional franchise stores in 2022 compared to 2021. Fiscal 2022 was a 53-week year compared to a 52-week year in fiscal 2021, which also contributed to the increase in royalty revenue.

Franchise fees of $1.6 million for 2022 were comparable to $1.5 million for 2021. Franchise fees include initial franchise fees from the sale of new franchises and transfer fees related to the transfer of existing franchises. Franchise fee revenue is recognized over the estimated life of the franchise, beginning when the franchise opens. An overview of retail brand franchise fees is presented in the Operations subsection of the Business section (Item 1).

Leasing Income

Leasing income decreased to $6.9 million in 2022 compared to $11.1 million for the same period in 2021. The decrease is primarily due to lower levels of equipment sales to customers and lower levels of interest income from the smaller lease portfolio when compared to last year.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales increased to $3.9 million in 2022 from $3.1 million in 2021. The increase is due to an increase in technology and buying group purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold increased to $3.7 million in 2022 from $2.9 million in 2021. The increase was due to an increase in Direct Franchisee Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for 2022 and 2021 was 94.7% and 94.9%, respectively.

Leasing Expense

Leasing expense decreased to $1.0 million in 2022 compared to $1.9 million in 2021. The decrease was primarily due to a decrease in the associated cost of equipment sales to customers noted above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 3.9% to $23.2 million in 2022 from $22.3 million in 2021. The increase was primarily due to an increase in advertising and promotional expenses and travel related expenses. Fiscal 2022 was a 53-week year compared to a 52-week year in fiscal 2021, which also contributed to an increase in salaries, wages and benefit expense.

Interest Expense

Interest expense was $2.9 million in 2022 compared to $1.5 million in 2021. The increase is primarily due to higher average corporate borrowings when compared to last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 22.4% and 19.9% for 2022 and 2021, respectively. The increase is primarily due to lower tax benefits on the exercise of non-qualified stock options.

Segment Comparison of Fiscal Years 2022 and 2021

As of December 31, 2022, we have two reportable business segments, franchising and leasing. The franchising segment franchises value-oriented retail store concepts that buy, sell and trade merchandise. The leasing segment includes our equipment leasing business. Segment reporting is intended to give financial statement users a better view of how we manage and evaluate our businesses. Our internal management reporting is the basis for the information disclosed for our business segments and includes allocation of shared-service costs. The following tables summarize financial information by segment and provide a reconciliation of segment contribution to income from operations:

	Year Ended
	December 31, 2022	December 25, 2021
Revenue:
Franchising	$74,473,100	$67,067,900
Leasing	6,937,700	11,148,300
Total revenue	$81,410,800	$78,216,200

Reconciliation to income from operations:
Franchising segment contribution	$49,007,900	$44,832,100
Leasing segment contribution	4,604,900	6,504,100
Total income from operations	$53,612,800	$51,336,200

Revenues are all generated from United States operations other than franchising revenue from Canadian operations of $6.4 million and $4.9 million in each of fiscal 2022 and 2021, respectively.

Franchising Segment Operating Income

The franchising segment’s 2022 operating income increased by $4.2 million, or 9.3%, to $49.0 million from $44.8 million for 2021. The increase in segment contribution was primarily due to increased royalty revenues, partially offset by an increase in selling, general and administrative expenses.

Leasing Segment Operating Income

The leasing segment’s operating income for 2022 decreased by $1.9 million, or 29.2%, to $4.6 million from $6.5 million for 2021. The decrease in segment contribution was due to a decrease in leasing income net of leasing expense, partially offset by a decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings. The components of the Consolidated Statements of Operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and amortization and compensation expense related to stock options.

We ended 2022 with $13.7 million in cash, cash equivalents and restricted cash compared to $11.4 million in cash, cash equivalents and restricted cash at the end of 2021.

Operating activities provided $43.8 million of cash during 2022 compared to $48.3 million provided during 2021. The decrease in cash provided by operating activities in 2022 compared to 2021 was primarily due to a decrease in principal collections on lease receivables.

Investing activities used $3.7 million of cash during 2022 compared to $0.3 million used during 2021. Our most significant investing activities consisted of reacquired franchise rights (See Note 5 – “Intangible Assets”).

Financing activities used $37.9 million of cash during 2022 compared to $43.3 million used during 2021. Our most significant financing activities over the past two years have consisted of net borrowings/payments on our debt facilities, the payment of dividends, repurchase of common stock, and net proceeds received from the exercise of stock options. During 2022, we used $49.1 million to purchase 226,165 shares of our common stock, paid $19.3 million in cash dividends (including a $3.00 per share special cash dividend; the “2022 Special Dividend”), and paid $4.3 million on notes payable; partially offset by net borrowings on our line of credit/term loan of $30.0 million and $4.8 million of proceeds from the exercise of stock options. (See Note 6 — “Shareholders’ Equity (Deficit)” and Note 7 — “Debt”).

We have debt obligations and future operating lease commitments for our corporate headquarters. As of December 31, 2022, we had no other material outstanding commitments. (See Note 12 — “Commitments and Contingencies”). The following table summarizes our significant future contractual obligations at December 31, 2022:

	Payments due by period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Contractual Obligations
Line of Credit/Term loan(1)(3)	$38,768,400	$1,395,500	$2,791,000	$2,791,000	$31,790,900
Notes Payable(2)(3)	50,247,200	5,833,500	9,491,100	4,207,100	30,715,500
Operating Lease Obligations	5,806,200	763,300	1,590,300	1,679,300	1,773,300
Total Contractual Obligations	$94,821,800	$7,992,300	$13,872,400	$8,677,400	$64,279,700
(1)	Includes interest payable monthly at rates ranging from 4.60% to 4.75%.
(2)	Includes interest payable quarterly at rates ranging from 3.18% to 5.50% assuming principal payments in accordance with amortizing schedules.
(3)	Refer to Part II, Item 8 in this report under Note 7 — “Debt” for additional information regarding long-term debt.

Our debt facilities include a Line of Credit with CIBC Bank USA and a Note Agreement and Shelf Agreement with Prudential. These facilities have been and will continue to be used for general corporate purposes, are secured by a lien against substantially all of our assets, contain customary financial conditions and covenants, and require maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the agreements governing the facilities). As of December 31, 2022, we were in compliance with all of the financial covenants under the Line of Credit, the Note Agreement and the Shelf Agreement.

The Line of Credit provides for up to $20.0 million in revolving loans and $30.0 million in delayed draw term loans. As of December 31, 2022, we had no revolving loans outstanding, and had delayed draw term loan borrowings totaling $30.0 million that mature in 2029.

The Shelf Agreement allows us to offer privately negotiated senior notes to Prudential in an aggregate principal amount up to (i) $100.0 million, less (ii) the aggregate principal amount of notes outstanding at such point (including notes outstanding under the Note Agreement, which at December 31, 2022 was $43.4 million). As of December 31, 2022, we had not issued any notes under the Shelf Agreement. Of the $43.4 million of principal outstanding under the Note Agreement, $13.4 million amortizes over 2023 through 2027, and $30.0 million matures in 2028.

See Part II, Item 8, Note 7 – “Debt” for more information regarding the Line of Credit, Note Agreement and Shelf Agreement.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales. The Company recognizes royalties as revenue when earned. At the end of each accounting period, estimates of royalty amounts due are made based on the most recent franchisee sales information available. If there are significant changes in the actual performance of franchisees versus the Company’s estimates, its royalty revenue would be impacted. During 2022, the Company collected $4,100 more than it estimated at December 25, 2021. As of December 31, 2022, the Company’s royalty receivable was $1,216,600.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue over the estimated life of the franchise, beginning when the franchise is opened. Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet. As of December 31, 2022, deferred franchise fee revenue was $6,667,900.

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

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies — Recently Issued Accounting Pronouncements”.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incurs financial markets risk in the form of interest rate risk. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At December 31, 2022, the Company’s line of credit with CIBC Bank USA included a commitment for revolving loans of $20.0 million. The interest rates applicable to revolving loans are based on either the bank’s base rate or SOFR for short-term borrowings (twelve months or less). The Company had no revolving loans outstanding at December 31, 2022 under this line of credit. The Company’s earnings would be affected by changes in short-term interest rates only in the event that it were to borrow amounts under this facility. With the Company’s borrowings at December 31, 2022, a one percent increase in short-term rates would have no impact on annual pretax earnings. The Company had no interest rate derivatives in place at December 31, 2022.

None of the Company’s cash and cash equivalents at December 31, 2022 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the year ended December 31, 2022, as less than 8% of the Company’s total revenues and less than 1% of expenses were denominated in a foreign currency. Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $628,000. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Winmark Corporation and Subsidiaries

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2022	December 25, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$13,615,600	$11,407,000
Restricted cash	65,000	30,000
Receivables, less allowance for doubtful accounts of $800 and $600	1,438,600	1,103,400
Net investment in leases - current	344,900	2,890,600
Income tax receivable	558,700	667,500
Inventories	770,600	325,200
Prepaid expenses	1,310,400	1,008,600
Total current assets	18,103,800	17,432,300
Net investment in leases — long-term	5,400	229,300
Property and equipment:
Furniture and equipment	3,484,200	3,406,600
Building and building improvements	2,952,100	2,952,100
Less - accumulated depreciation and amortization	(4,731,700)	(4,381,800)
Property and equipment, net	1,704,600	1,976,900
Operating lease right of use asset	2,716,000	2,982,000
Intangible assets	3,348,300	—
Goodwill	607,500	607,500
Other assets	429,700	418,300
Deferred income taxes	3,540,400	3,252,700
	$30,455,700	$26,899,000

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $32,100 and $17,400	$4,217,900	$4,232,600
Accounts payable	2,122,000	2,099,000
Accrued liabilities	2,611,700	2,001,000
Deferred revenue	1,643,900	1,645,000
Total current liabilities	10,595,500	9,977,600
Long-term Liabilities:
Line of credit/Term loan	30,000,000	—
Notes payable, net of unamortized debt issuance costs of $120,800 and $61,100	39,066,700	43,376,400
Deferred revenue	6,974,200	6,863,500
Operating lease liabilities	4,287,000	4,810,100
Other liabilities	1,164,400	954,800
Total long-term liabilities	81,492,300	56,004,800
Commitments and Contingencies	—	—
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,459,673 and 3,635,806 shares issued and outstanding	1,806,700	—
Retained earnings (accumulated deficit)	(63,438,800)	(39,083,400)
Total shareholders' equity (deficit)	(61,632,100)	(39,083,400)
	$30,455,700	$26,899,000

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Revenue:
Royalties	$67,148,100	$60,779,300	$46,286,200
Leasing income	6,937,700	11,148,300	14,484,000
Merchandise sales	3,921,600	3,100,100	2,215,400
Franchise fees	1,575,400	1,496,900	1,444,500
Other	1,828,000	1,691,600	1,631,700
Total revenue	81,410,800	78,216,200	66,061,800
Cost of merchandise sold	3,712,800	2,940,500	2,103,900
Leasing expense	984,700	1,850,300	2,622,600
Provision for credit losses	(57,900)	(206,600)	(79,300)
Selling, general and administrative expenses	23,158,400	22,295,800	21,203,100
Income from operations	53,612,800	51,336,200	40,211,500
Interest expense	(2,914,900)	(1,453,900)	(1,737,500)
Interest and other income (expense)	85,600	(15,000)	43,400
Income before income taxes	50,783,500	49,867,300	38,517,400
Provision for income taxes	(11,358,600)	(9,947,400)	(8,694,100)
Net income	$39,424,900	$39,919,900	$29,823,300
Earnings per share - basic	$11.30	$10.87	$8.02
Earnings per share - diluted	$10.97	$10.48	$7.72
Weighted average shares outstanding - basic	3,487,732	3,671,980	3,719,485
Weighted average shares outstanding - diluted	3,592,456	3,810,480	3,863,264

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

Fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 28, 2019	3,947,858	$11,929,300	$519,000	$12,448,300
Repurchase of common stock	(300,000)	(12,215,500)	(36,772,000)	(48,987,500)
Stock options exercised	108,170	8,252,800	—	8,252,800
Compensation expense relating to stock options	—	1,315,200	—	1,315,200
Cash dividends	—	—	(14,230,800)	(14,230,800)
Comprehensive income (Net income)	—	—	29,823,300	29,823,300
BALANCE, December 26, 2020	3,756,028	9,281,800	(20,660,500)	(11,378,700)
Repurchase of common stock	(225,839)	(19,037,300)	(25,180,200)	(44,217,500)
Stock options exercised	105,617	8,320,000	—	8,320,000
Compensation expense relating to stock options	—	1,435,500	—	1,435,500
Cash dividends	—	—	(33,162,600)	(33,162,600)
Comprehensive income (Net income)	—	—	39,919,900	39,919,900
BALANCE, December 25, 2021	3,635,806	—	(39,083,400)	(39,083,400)
Repurchase of common stock	(226,165)	(4,597,400)	(44,522,400)	(49,119,800)
Stock options exercised	50,032	4,751,700	—	4,751,700
Compensation expense relating to stock options	—	1,652,400	—	1,652,400
Cash dividends	—	—	(19,257,900)	(19,257,900)
Comprehensive income (Net income)	—	—	39,424,900	39,424,900
BALANCE, December 31, 2022	3,459,673	$1,806,700	$(63,438,800)	$(61,632,100)

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
OPERATING ACTIVITIES:
Net income	$39,424,900	$39,919,900	$29,823,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	603,100	430,600	484,700
Provision for credit losses	(57,900)	(206,600)	(79,300)
Compensation expense related to stock options	1,652,400	1,435,500	1,315,200
Deferred income taxes	(287,700)	(1,362,000)	(1,223,700)
(Gain)/loss from disposal of property and equipment	(9,400)	—	200
Deferred initial direct costs	—	(2,100)	(18,300)
Amortization of deferred initial direct costs	—	18,900	105,900
Operating lease right of use asset amortization	266,000	244,300	368,900
Tax benefits on exercised stock options	858,300	2,479,600	872,900
Change in operating assets and liabilities:
Receivables	(335,200)	478,500	87,600
Principal collections on lease receivables	3,646,700	9,915,400	14,829,200
Income tax receivable/payable	(749,500)	(2,925,900)	(596,200)
Inventories	(445,400)	(218,600)	(20,600)
Prepaid expenses	(301,800)	(13,400)	(27,100)
Other assets	(11,400)	17,600	56,600
Accounts payable	23,000	329,400	754,600
Accrued and other liabilities	222,800	(948,500)	(691,400)
Rents received in advance and security deposits	(819,200)	(1,046,600)	(1,954,000)
Deferred revenue	109,600	(199,800)	(867,200)
Net cash provided by operating activities	43,789,300	48,346,200	43,221,300
INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	9,400	—	—
Purchase of property and equipment	(139,100)	(74,700)	(45,100)
Reacquired franchise rights	(3,540,000)	—	—
Purchase of equipment for lease contracts	—	(208,400)	(4,114,000)
Net cash used for investing activities	(3,669,700)	(283,100)	(4,159,100)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit/term loan	33,700,000	—	46,600,000
Payments on line of credit/term loan	(3,700,000)	—	(46,600,000)
Proceeds from borrowings on notes payable	—	30,000,000	—
Payments on notes payable	(4,250,000)	(4,250,000)	(3,750,000)
Repurchases of common stock	(49,119,800)	(44,217,500)	(48,987,500)
Proceeds from exercises of stock options	4,751,700	8,320,000	8,252,800
Dividends paid	(19,257,900)	(33,162,600)	(14,230,800)
Proceeds from discounted lease rentals	—	—	1,157,000
Net cash used for financing activities	(37,876,000)	(43,310,100)	(57,558,500)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,243,600	4,753,000	(18,496,300)
Cash, cash equivalents and restricted cash, beginning of period	11,437,000	6,684,000	25,180,300
Cash, cash equivalents and restricted cash, end of period	$13,680,600	$11,437,000	$6,684,000
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,722,500	$1,388,900	$1,738,400
Cash paid for income taxes	$11,308,800	$11,555,100	$9,552,500

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the same amounts shown above:
	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Cash and cash equivalents	$13,615,600	$11,407,000	$6,659,000
Restricted cash	65,000	30,000	25,000
Total cash, cash equivalents and restricted cash	$13,680,600	$11,437,000	$6,684,000

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2022, December 25, 2021 and December 26, 2020

1.     Organization and Business:

Winmark Corporation and subsidiaries (the Company) offers licenses to operate franchises using the service marks Plato’s Closet®, Once Upon A Child®, Play It Again Sports®, Style Encore® and Music Go Round®. In addition, the Company sells point-of-sale system hardware to its franchisees and certain merchandise to its Play It Again Sports franchisees. The Company also operates a middle-market equipment leasing businesses under the Winmark Capital® mark and operated a small-ticket financing business under the Wirth Business Credit® mark until November 2020. The Company has a 52/53-week fiscal year that ends on the last Saturday in December. Fiscal year 2022 was a 53-week fiscal year, while 2021 and 2020 were 52-week fiscal years.

2.     Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Winmark Capital Corporation, Wirth Business Credit, Inc. and Grow Biz Games, Inc. All material inter-company transactions have been eliminated in consolidation.

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. Cash equivalents are stated at cost, which approximates fair value. As of December 31, 2022 and December 25, 2021, the Company had $9,900 and $70,400, respectively, of cash located in Canadian banks. The Company holds its cash and cash equivalents with financial institutions and at times, such balances may be in excess of insurance limits.

Receivables

The Company provides an allowance for doubtful accounts on trade receivables. The allowance for doubtful accounts was $800 and $600 at December 31, 2022 and December 25, 2021 respectively. If receivables in excess of the provided allowance are determined uncollectible, they are charged to expense in the year the determination is made. Trade receivables are written off when they become uncollectible (which generally occurs when the franchise terminates and there is no reasonable expectation of collection), and payments subsequently received on such receivable are credited to the allowance for doubtful accounts. Historically, receivables balances written off have not exceeded allowances provided.

Restricted Cash

The Company is required by certain states to maintain initial franchise fees in a restricted bank account until the franchise opens. The use of these funds by the Company is restricted until the franchise opens. Cash held in escrow totaled $65,000 and $30,000 at December 31, 2022 and December 25, 2021, respectively.

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

December 31, 2022, December 25, 2021 and December 26, 2020

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2022, December 25, 2021 and December 26, 2020

Intangible Assets

Intangible assets are amortized over the estimated useful life on a straight line basis. The Company reviews its intangible assets for impairment at its fiscal year end or whenever events or changes in circumstances indicate that there has been impairment in the value of its intangible assets. No impairment was noted during fiscal year ended 2022. Intangible assets of $3.3 million in the consolidated balance sheets at December 31, 2022 is all attributable to the Franchising segment.

Goodwill

The Company reviews its goodwill for impairment at its fiscal year end or whenever events or changes in circumstances indicate that there has been impairment in the value of its goodwill. No impairment was noted during fiscal years ended 2022, 2021 and 2020. Goodwill of $607,500 in the consolidated balance sheets at December 31, 2022 and December 25, 2021 is all attributable to the Franchising segment.

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

Advertising

Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising costs were $491,900, $348,200 and $273,900 for fiscal years 2022, 2021 and 2020, respectively.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2022, December 25, 2021 and December 26, 2020

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

Franchise Fees

The Company collects initial franchise fees when franchise agreements are signed. The Company recognizes franchise fee revenue over the estimated life of the franchise, beginning with the opening of the franchise, which is when the Company has performed substantially all initial services required by the franchise agreement and the franchisee benefits from the rights afforded by the franchise agreement. The Company had deferred franchise fee revenue of $6.7 million and $6.6 million at December 31, 2022 and December 25, 2021, respectively.

Marketing Fees

Marketing fee revenue is included in the Revenue: Other line of the Consolidated Statements of Operations. The Company bills and collects annual marketing fees from its franchisees at various times throughout the year. The Company recognizes marketing fee revenue on a straight line basis over the franchise duration. The Company recognized $1.5 million, $1.3 million and $1.3 million in marketing fee revenue for each of the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively.

Software License Fees

Software license fee revenue is included in the Revenue: Other line of the Consolidated Statements of Operations. The Company bills and collects software license fees from its franchisees when the point-of-sale system is provided to the franchisee. The Company recognizes software license fee revenue on a straight line basis over the franchise duration. The Company recognized $0.3 million in software license fee revenue for each of the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020. The Company had deferred software license fees of $1.6 million and $1.6 million at December 31, 2022 and December 25, 2021, respectively.

Contract Liabilities

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees described above.

Commission Fees

The Company capitalizes incremental commission fees paid as a result of obtaining franchise agreement contracts. Capitalized commission fees of $0.5 million and $0.5 million are outstanding at December 31, 2022 and December 25, 2021, respectively and are included in Prepaid expenses and Other assets in the Consolidated Balance Sheets.

Capitalized commission fees are amortized over the life of the franchise and are included in selling, general and administrative expenses. During the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020, the Company recognized $100,800, $95,200 and $102,600 of commission fee expense, respectively.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2022, December 25, 2021 and December 26, 2020

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

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Denominator for basic EPS — weighted average common shares	3,487,732	3,671,980	3,719,485
Dilutive shares associated with option plans	104,724	138,500	143,779
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	3,592,456	3,810,480	3,863,264
Options excluded from EPS calculation — anti-dilutive	21,153	20,294	14,822

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2022, December 25, 2021 and December 26, 2020

Investment in leasing operations consists of the following:

	December 31, 2022	December 25, 2021
Direct financing and sales-type leases:
Minimum lease payments receivable	$294,100	$3,387,500
Estimated unguaranteed residual value of equipment	461,700	1,316,100
Unearned lease income, net of initial direct costs deferred	(103,800)	(418,100)
Security deposits	(303,300)	(1,122,500)
Total investment in direct financing and sales-type leases	348,700	3,163,000
Allowance for credit losses	(7,100)	(63,600)
Net investment in direct financing and sales-type leases	341,600	3,099,400
Operating leases:
Operating lease assets	716,100	626,200
Less accumulated depreciation and amortization	(707,400)	(605,700)
Net investment in operating leases	8,700	20,500
Total net investment in leasing operations	$350,300	$3,119,900

As of December 31, 2022, the $350,300 total net investment in leases consisted of $344,900 classified as current and $5,400 classified as long-term. As of December 25, 2021, the $3.1 million total net investment in leases consisted of $2.9 million classified as current and $0.2 million classified as long-term.

As of December 31, 2022 and December 25, 2021, no customers had leased assets totaling more than 10% of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows as of December 31, 2022:

	Direct Financing and Sales-Type Leases
	Minimum Lease	Income
Fiscal Year	Payments Receivable	Amortization
2023	$290,600	$103,700
2024	3,500	100
	$294,100	$103,800

The activity in the allowance for credit losses for leasing operations during 2022, 2021 and 2020, respectively, is as follows:

	December 31, 2022	December 25, 2021	December 26, 2020
Balance at beginning of period	$63,600	$270,200	$580,600
Provisions charged to expense	(57,900)	(206,600)	(79,300)
Recoveries	1,400	—	(11,800)
Deductions for amounts written-off	—	—	(219,300)
Balance at end of period	$7,100	$63,600	$270,200

The Company’s investment in direct financing and sales-type leases (“Investment In Leases”) and allowance for credit losses by loss evaluation methodology are as follows:

	December 31, 2022		December 25, 2021
	Investment	Allowance for	Investment	Allowance for
	In Leases	Credit Losses	In Leases	Credit Losses
Collectively evaluated for loss potential	$348,700	$7,100	$3,163,000	$63,600
Individually evaluated for loss potential	—	—	—	—
Total	$348,700	$7,100	$3,163,000	$63,600

The Company’s key credit quality indicator for its investment in direct financing and sales-type leases is the status of the lease, defined as accruing or non-accrual. Leases that are accruing income are considered to have a lower risk of loss.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2022, December 25, 2021 and December 26, 2020

Non-accrual leases are those that the Company believes have a higher risk of loss. The following table sets forth information regarding the Company’s accruing and non-accrual leases. Delinquent balances are determined based on the contractual terms of the lease.

December 31, 2022
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total

Total investment in leases	$348,700	$—	$—	$—	$348,700

December 25, 2021
	0-60 Days	61-90 Days	Over 90 Days
	Delinquent	Delinquent	Delinquent and
	and Accruing	and Accruing	Accruing	Non-Accrual	Total

Total investment in leases	$3,163,000	$—	$—	$—	$3,163,000

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

Leasing income as presented on the Consolidated Statements of Operations consists of the following:

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Interest income on direct financing and sales-type leases	$760,500	$1,755,200	$3,651,700
Selling profit (loss) at commencement of sales-type leases	1,326,900	1,829,800	2,117,500
Operating lease income	2,243,300	2,017,300	2,346,500
Income on sales of equipment under lease	1,798,000	4,799,400	5,246,000
Other	809,000	746,600	1,122,300
Leasing income	$6,937,700	$11,148,300	$14,484,000

4.     Receivables:

The Company’s current receivables consisted of the following:

	December 31, 2022	December 25, 2021
Trade	$145,000	$29,300
Royalty	1,216,600	1,013,800
Other	77,000	60,300
	$1,438,600	$1,103,400

As part of its normal operating procedures, the Company requires Standby Letters of Credit as collateral for a portion of its trade receivables.

5.     Intangible Assets:

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2022, December 25, 2021 and December 26, 2020

Intangible assets consist of these reacquired franchise rights. The Company amortizes the fair value of the reacquired franchise rights over the contract term of the franchise. The Company recognized $191,700 of amortization expense for the year ended December 31, 2022.

Intangible assets consist of the following:

December 31, 2022
Reacquired franchise rights	$3,540,000
Accumulated amortization	(191,700)
$3,348,300

The following table illustrates future amortization to be expensed for the next five fiscal years and fiscal years thereafter related to reacquired franchise rights as of December 31, 2022.

Amortization expected to be expensed in	Amount
2023	$354,000
2024	354,000
2025	354,000
2026	354,000
2027	354,000
Thereafter	1,578,300
$3,348,300

6. Shareholders’ Equity (Deficit):

Dividends

In 2022, the Company declared and paid quarterly cash dividends totaling $2.55 per share ($8.9 million) and a $3.00 per share special cash dividend (the “2022 Special Dividend”). The 2022 Special Dividend totaled $10.4 million and was paid by cash on hand.

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

Repurchase of Common Stock

In 2022, the Company purchased 226,165 shares of our common stock for an aggregate purchase price of $49.1 million.

In 2021, the Company purchased 225,839 shares of our common stock for an aggregate purchase price of $44.2 million.

In December 2019, the Company’s Board of Directors authorized the repurchase of up to 300,000 shares of our common stock for a price of $163.00 per share through a tender offer (the “2020 Tender Offer”). The 2020 Tender Offer began on the date of the announcement, December 17, 2019 and expired on January 16, 2020. Upon expiration, the Company purchased 300,000 shares for a total purchase price of approximately $49.0 million, including fees and expenses related to the Tender Offer. The 2020 Tender Offer was financed in part by net borrowings under the Line of Credit. (See Note 7 – “Debt”).

Under the Board of Directors’ authorization, as of December 31, 2022 the Company has the ability to repurchase an additional 78,600 shares of its common stock. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2022, December 25, 2021 and December 26, 2020

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

Stock option activity under the 2001 Plan, 2010 Plan, 2020 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of December 31, 2022 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 28, 2019	479,558	$101.78	5.79	$45,283,200
Granted	45,100	163.87
Exercised	(108,170)	76.29
Forfeited	(23,000)	148.16
Outstanding, December 26, 2020	393,488	113.19	5.61	27,864,900
Granted	72,600	226.96
Exercised	(105,617)	78.78
Forfeited	(4,850)	158.48
Outstanding, December 25, 2021	355,621	146.03	6.32	39,320,571
Granted	62,540	217.03
Exercised	(50,032)	94.97
Forfeited	(6,501)	183.28
Outstanding, December 31, 2022	361,628	$164.70	6.40	$26,688,183
Exercisable, December 31, 2022	217,079	$134.28	4.80	$22,253,550

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2022, December 25, 2021 and December 26, 2020

The fair value of options granted under the Option Plans during 2022, 2021 and 2020 were estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Risk free interest rate	3.15%	1.13%	0.45%
Expected life (years)	6	6	6
Expected volatility	27.58%	25.51%	25.03%
Dividend yield	4.29%	3.13%	2.33%
Option fair value	$40.59	$37.90	$28.25

The total intrinsic value of options exercised during 2022, 2021 and 2020 was $6.6 million, $16.2 million and $8.4 million, respectively. The total fair value of shares vested during 2022, 2021 and 2020 was $10.9 million, $9.0 million and $9.1 million, respectively.

All unexercised options at December 31, 2022 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $1,652,400, $1,435,500 and $1,315,200 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in 2022, 2021 and 2020, respectively. As of December 31, 2022, the Company had $4.6 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.8 years.

7.     Debt:

Line of Credit/Term Loan

During 2020, the Company’s Line of Credit with CIBC Bank USA (formerly known as the PrivateBank and Trust Company) and BMO Harris Bank N.A. (the “Line of Credit”) was amended to, among other things:

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2022, December 25, 2021 and December 26, 2020

During 2022, the Line of Credit was amended to, among other things:

●	Provide for a new $30.0 million delayed draw term facility, with available draws summarized as follows:
o	The Company may draw up to five (5) loans over a period of 18 months, each draw having a principal amount not less than $3.0 million (or higher integral multiples of $1.0 million), with aggregate draws outstanding not to exceed $30.0 million;
o	The final maturity of all drawn loans of April 12, 2029, with all payments of principal due on such date;
o	Interest at a rate to be determined at the time of each draw, payable monthly in arrears on the outstanding aggregate principal balance.
●	Decrease the aggregate commitments for revolving loans from $25.0 million to $20.0 million;
●	Extend the termination date for revolving loans from August 31, 2024 to April 12, 2027;
●	Remove the borrowing base covenant restriction for revolving loans;
●	Replace LIBOR with SOFR as an interest rate option in connection with borrowings on revolving loans and adjust the definition of and reduce the applicable margin to reflect such replacement;
●	Amend the fixed charge coverage ratio definition to exclude principal payments on non-amortizing term loans that are refinanced with proceeds from permitted debt (as defined within the amendment);
●	Permit the Company to issue additional term notes under a new Private Shelf Agreement with Prudential as described below.

As of December 31, 2022, there were no revolving loans outstanding under the Line of Credit, leaving $20.0 million available for additional revolving borrowings. During the year ended December 31, 2022, the Company had delayed draw term loan borrowings totaling $30.0 million under the Line of Credit bearing interest ranging from 4.60% to 4.75%.

The Line of Credit has been and will continue to be used for general corporate purposes. During 2020, the Line of Credit was used to finance in part the 2020 Tender Offer (as indicated above in Note 6). The Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Line of Credit). As of December 31, 2022, the Company was in compliance with all of its financial covenants.

The Line of Credit allows the Company to choose between two interest rate options in connection with its borrowings. The interest rate options are the Base Rate (as defined) and the SOFR Rate (as defined) plus an applicable margin of 0% and 1.75%, respectively. Interest periods for SOFR borrowings can be one month. The Line of Credit also provides for non-utilization fees of 0.25% per annum on the daily average of the unused commitment.

Notes Payable

The Company has a Note Agreement (the “Note Agreement”) with Prudential.

During 2020, the Note Agreement was amended to, among other things, amend the tangible net worth covenant requirement to be reset as of September 26, 2020, provide the consent of Prudential for the declaration and payment of the 2020 Special Dividend and to amend the fixed charge coverage ratio definition to remove the effect of the 2020 Special Dividend.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2022, December 25, 2021 and December 26, 2020

During 2022, the Note Agreement with Prudential was amended to, among other things:

●	Permit the Company to incur the obligations described in and conform to the changes made by the Company’s entry into the amendments to the Line of Credit described above;
●	Permit the Company to incur the obligations described in and conform to the changes made by the Company’s entry into the Shelf Agreement described below.

As of December 31, 2022, the Company had aggregate principal outstanding of $43.4 million under the Note Agreement; consisting of $7.5 million in principal outstanding from the $25.0 million Series A notes issued in May 2015, $5.9 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 and $30.0 million in principal outstanding from the $30.0 million Series C notes issued in September 2021.

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and maximum levels of leverage (all as defined within the Note Agreement). As of December 31, 2022, the Company was in compliance with all of its financial covenants.

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

As of December 31, 2022, the Company had not issued any notes under the Shelf Agreement and was in compliance with all of its financial covenants.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2022, December 25, 2021 and December 26, 2020

As of December 31, 2022, required payments of the notes payable and term loans for each of the next five years and thereafter are as follows:

	Notes Payable	Term Loans
2023	$4,250,000	$—
2024	4,250,000	—
2025	2,750,000	—
2026	1,250,000	—
2027	937,500	—
Thereafter	30,000,000	30,000,000
Total	$43,437,500	$30,000,000

8.     Accrued Liabilities:

Accrued liabilities at December 31, 2022 and December 25, 2021 are as follows:

	December 31, 2022	December 25, 2021
Accrued compensation and benefits	$755,100	$1,085,800
Rent related liabilities	542,100	497,600
Accrued interest	282,300	162,200
Accrued purchases of goods and services	129,400	175,100
Other	902,800	80,300
	$2,611,700	$2,001,000

9.     Contract Liabilities:

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees. The table below presents the activity of the current and noncurrent deferred franchise revenue during fiscal years 2022 and 2021, respectively:

	December 31, 2022	December 25, 2021
Balance at beginning of period	$8,508,500	$8,708,300
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	1,951,800	1,583,700
Fees earned that were included in the balance at the beginning of the period	(1,842,200)	(1,783,500)
Balance at end of period	$8,618,100	$8,508,500

The following table illustrates future estimated revenue to be recognized for the next five fiscal years and fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2022:

Contract Liabilities expected to be recognized in	Amount
2023	$1,643,900
2024	1,446,100
2025	1,229,800
2026	1,025,300
2027	850,700
Thereafter	2,422,300
$8,618,100

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2022, December 25, 2021 and December 26, 2020

10.     Operating Leases:

As of December 31, 2022, the Company leases its Minnesota corporate headquarters in a facility with an operating lease that expires in December 2029. Our lease includes both lease (fixed payments including rent) and non-lease components (common area or other maintenance costs and taxes) which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases. The lease provides us the option to extend the lease for two additional five year periods. The lease renewal option is at our sole discretion; therefore, the renewals to extend the lease term are not included in our right of use asset and lease liabilities as they are not reasonably certain of exercise. The weighted average remaining lease term for this lease is 7.0 years and the discount rate is 5.5%. As our lease does not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company recognized $1,207,200, $1,178,400 and $1,195,000 of rent expense for the periods ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively.

Maturities of operating lease liabilities is as follows as of December 31, 2022:

Operating Lease Liabilities expected to be recognized in	Amount
2023	$763,300
2024	784,400
2025	806,000
2026	828,200
2027	851,100
Thereafter	1,773,200
Total lease payments	5,806,200
Less imputed interest	(996,100)
Present value of lease liabilities	$4,810,100

Of the $4.8 million operating lease liability outstanding at December 31, 2022, $0.5 million is included in Accrued liabilities in the Current liabilities section of the Consolidated Balance Sheets.

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

Supplemental cash flow information related to our operating leases is as follows for the periods ended December 31, 2022 and December 25, 2021:

	Year Ended
	December 31, 2022	December 25, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow outflow from operating leases	$742,900	$723,100

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2022, December 25, 2021 and December 26, 2020

11.     Income Taxes:

A reconciliation of the expected federal income tax expense based on the federal statutory tax rate to the actual income tax expense is provided below:

	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Federal income tax expense at statutory rate (21%, 21%, 21%)	$10,664,500	$10,472,100	$8,088,600
Change in valuation allowance	(6,600)	(1,914,400)	54,000
State and local income taxes, net of federal benefit	1,515,900	1,546,400	1,368,500
Permanent differences, including stock option expenses	(955,900)	(2,332,600)	(1,027,300)
Expiration of attributes	—	2,057,000	—
Adjustment to uncertain tax positions	185,300	163,400	85,100
Other, net	(44,600)	(44,500)	125,200
Actual income tax expense	$11,358,600	$9,947,400	$8,694,100

Components of the provision for income taxes are as follows:

	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Current:
Federal	$8,892,200	$8,782,000	$7,836,000
State	2,167,900	2,193,900	1,795,800
Foreign	586,200	333,500	286,000
Current provision	11,646,300	11,309,400	9,917,800
Deferred:
Federal	(351,500)	(1,435,000)	(1,202,100)
State	63,800	73,000	(21,600)
Deferred provision	(287,700)	(1,362,000)	(1,223,700)
Total provision for income taxes	$11,358,600	$9,947,400	$8,694,100

The tax effects of temporary differences that give rise to the net deferred income tax assets and liabilities are presented below:

	December 31, 2022	December 25, 2021
Deferred tax assets:
Accounts receivable and lease reserves	$1,900	$15,500
Non-qualified stock option expense	1,540,100	1,405,400
Deferred revenue	1,584,600	1,663,500
Trademarks	34,700	32,600
Lease deposits	72,700	270,500
Impairment of note investments	529,500	532,000
Lease revenue and initial direct costs	63,400	—
Foreign tax credits	372,100	376,200
Valuation allowance	(901,600)	(908,200)
Other	271,600	276,500
Total deferred tax assets	3,569,000	3,664,000
Deferred tax liabilities:
Lease revenue and initial direct costs	—	(362,200)
Depreciation and amortization	(28,600)	(49,100)
Total deferred tax liabilities	(28,600)	(411,300)
Total net deferred tax assets	$3,540,400	$3,252,700

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2022, December 25, 2021 and December 26, 2020

The Company has assessed its taxable earnings history and prospective future taxable income. Based upon this assessment, the Company has determined that it is more likely than not that its deferred tax assets will be realized in future periods and no valuation allowance is necessary, except for the deferred tax assets related to the impairment of note investments (which is a capital loss for tax purposes) and the foreign tax credits. As a result, valuation allowances of $0.9 million and $0.9 million as of December 31, 2022 and December 25, 2021, respectively, have been recorded.

The amount of unrecognized tax benefits, including interest and penalties, as of December 31, 2022 and December 25, 2021, was $1,050,300 and $821,700, respectively, primarily for potential state taxes.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense for all periods presented. The Company had accrued approximately $179,000 and $144,500 for the payment of interest and penalties at December 31, 2022 and December 25, 2021, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Total
Balance at December 26, 2020	$510,100
Increases related to current year tax positions	190,000
Expiration of the statute of limitations for the assessment of taxes	(22,900)
Balance at December 25, 2021	677,200
Increases related to current year tax positions	266,800
Subtractions for tax positions of prior years	(72,700)
Balance at December 31, 2022	$871,300

The Company and its subsidiaries file income tax returns in the U.S. federal, numerous state and certain foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2018. We expect various statutes of limitation to expire during the next 12 months. Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

12.     Commitments and Contingencies:

Employee Benefit Plan

The Company provides a 401(k) Savings Incentive Plan which covers substantially all employees. The plan provides for matching contributions and optional profit-sharing contributions at the discretion of the Board of Directors. Employee contributions are fully vested; matching and profit sharing contributions are subject to a five-year service vesting schedule. Company contributions to the plan for 2022, 2021 and 2020 were $397,700, $348,200 and $324,000, respectively.

Litigation

From time to time, the Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2022, December 25, 2021 and December 26, 2020

13.     Segment Reporting:

As of December 31, 2022, the Company has two reportable business segments, franchising and leasing. The franchising segment franchises value-oriented retail store concepts that buy, sell and trade merchandise. The leasing segment includes the Company’s equipment leasing business. Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses. The Company’s internal management reporting is the basis for the information disclosed for its business segments and includes allocation of shared-service costs. Segment assets are those that are directly used in or identified with segment operations, including cash, restricted cash, accounts receivable, prepaid expenses, inventory, property and equipment, investment in leasing operations, intangible assets and goodwill. Unallocated assets include corporate cash and cash equivalents, current and deferred tax amounts, operating lease right of use assets and other corporate assets. Inter-segment balances and transactions have been eliminated. The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	Year ended
	December 31, 2022	December 25, 2021	December 26, 2020
Revenue:
Franchising	$74,473,100	$67,067,900	$51,577,800
Leasing	6,937,700	11,148,300	14,484,000
Total revenue	$81,410,800	$78,216,200	$66,061,800

Reconciliation to operating income:
Franchising segment contribution	$49,007,900	$44,832,100	$31,880,200
Leasing segment contribution	4,604,900	6,504,100	8,331,300
Total operating income	$53,612,800	$51,336,200	$40,211,500

Depreciation and amortization:
Franchising	$463,100	$243,900	$285,300
Leasing	140,000	186,700	199,400
Total depreciation and amortization	$603,100	$430,600	$484,700

	As of
	December 31, 2022	December 25, 2021
Identifiable assets:
Franchising	$8,901,000	$4,907,800
Leasing	784,300	3,600,500
Unallocated	20,770,400	18,390,700
Total	$30,455,700	$26,899,000

Revenues are all generated from United States operations other than franchising revenues from Canadian operations of $6.4 million, $4.9 million and $4.0 million in each of fiscal 2022, 2021 and 2020, respectively. All long-lived assets are located within the United States.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Winmark Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 31, 2022 and December 25, 2021, the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 25, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

Minneapolis, Minnesota
March 10, 2023

ITEM 9:     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective as of December 31, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter ended December 31, 2022, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

All information required to be reported in a report on Form 8-K during the fourth quarter covered by this Form 10-K has been reported.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10:   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Election of Directors,” “Executive Officers,” “Audit Committee,” “Majority of Independent Directors; Committees of Independent Directors,” and “Code of Ethics and Business Conduct,” appearing in our proxy statement for the annual meeting of stockholders to be held on April 26, 2023 are incorporated herein by reference.

ITEM 11:   EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation,” “2022 Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” appearing in our proxy statement for the annual meeting of stockholders to be held on April 26, 2023 are incorporated herein by reference.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Securities Authorized for Issuance Under Equity Compensation Plans” appearing in our proxy statement for the annual meeting of stockholders to be held on April 26, 2023 are incorporated herein by reference.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons,” “Review, Approval or Ratification of Transactions with Related Persons” and “Majority of Independent Directors; Committees of Independent Directors” appearing in our proxy statement for the annual meeting of stockholders to be held on April 26, 2023 is incorporated herein by reference.

ITEM 14:   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” appearing in our proxy statement for the annual meeting of stockholders to be held April 26, 2023 is incorporated herein by reference.

PART IV

ITEM 15:   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

1.           Financial Statements

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 17.

2.           Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the consolidated financial statements and related items.

3.           Exhibits

Exhibits that are not filed herewith have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)
3.2	By-laws, as amended and restated to date (Exhibit 3.2)(2)
4.1	Description of the Company’s Common Stock (Exhibit 4.1) (19)
10.1	Amended and Restated Stock Option Plan for Nonemployee Directors (Exhibit 10.3)(3)(4)
10.2	2001 Stock Option Plan, including forms of stock option agreements (Exhibit 10.27)(3)(5)
10.3	Amendment No. 1 to the 2001 Stock Option Plan (Exhibit 10.13)(3) (2)
10.4	Multi-Tenant Office Lease with Utah State Retirement Investment Fund for Corporate Headquarters dated September 28, 2008 (Exhibit 10.1)(6)
10.5	2010 Stock Option Plan, including forms of stock option agreements (Exhibit 10.18)(3) (7)
10.6	Credit Agreement, dated July 13, 2010, among Winmark Corporation and its subsidiaries and CIBC Bank USA (formerly known as The PrivateBank and Trust Company) (Exhibit 10.2)(8)
10.7

Amendment No. 1 to Credit Agreement, among Winmark Corporation and its subsidiaries, CIBC Bank USA (formerly known as The PrivateBank and Trust Company), and BMO Harris Bank N.A., dated January 30, 2012 (Exhibit 10.1)(9)

10.8

Amendment No. 2 to Credit Agreement, among Winmark Corporation and its subsidiaries, CIBC Bank USA (formerly known as The PrivateBank and Trust Company), and BMO Harris Bank N.A., dated February 29, 2012 (Exhibit 10.1)(10)

10.9	Lease Amending Agreement No. 1 to Multi-Tenant Office Lease by and between Winmark Corporation and AX Waterford L.P. dated October 21, 2013 (Exhibit 10.1)(11)
10.10

Amendment No. 3 to Credit Agreement, among Winmark Corporation and its subsidiaries, CIBC Bank USA (formerly known as The PrivateBank and Trust Company), and BMO Harris Bank N.A., dated February 21, 2014 (Exhibit 10.1)(12)

10.11	First Amendment to the 2010 Stock Option Plan (Exhibit 10.1)(3)(13)
10.12	First Amendment to the Amended and Restated Stock Option Plan for Nonemployee Directors (Exhibit 10.2)(3)(13)
10.13

Amendment No. 4 to Credit Agreement, among Winmark Corporation and its subsidiaries, CIBC Bank USA (formerly known as The PrivateBank and Trust Company), and BMO Harris Bank N.A., dated April 14, 2015 (Exhibit (b)(2))(14)

Exhibit Number	Description
10.14

Amended and Restated Security Agreements, dated May 14, 2015, among Winmark Corporation, each of its subsidiaries and CIBC Bank USA (formerly known as The PrivateBank and Trust Company) (Exhibit 10.4)(15)

10.15	Amended and Restated Pledge Agreement, dated May 14, 2015, among Winmark Corporation and CIBC Bank USA (formerly known as The PrivateBank and Trust Company) (Exhibit 10.5)(15)
10.16	Trademark Security Agreement, dated May 14, 2015, among Winmark Corporation and its subsidiaries and CIBC Bank USA (formerly known as The PrivateBank and Trust Company) (Exhibit 10.6)(15)
10.17

Intercreditor and Collateral Agency Agreement, dated May 14, 2015, among CIBC Bank USA (formerly known as The PrivateBank and Trust Company), BMO Harris Bank N.A. and Prudential Investment Management, Inc., its affiliates and managed accounts (Exhibit 10.7)(15)

10.18	Note Agreement, dated May 14, 2015, among Winmark Corporation and its subsidiaries and Prudential Investment Management, Inc., its affiliates and managed accounts (Exhibit 10.8)(15)
10.19

Amendment No. 5 to Credit Agreement, among Winmark Corporation and its subsidiaries, CIBC Bank USA (formerly known as The PrivateBank and Trust Company), and BMO Harris Bank N.A., dated July 18, 2017 (Exhibit (b)(7)) (16)

10.20

Amendment No. 1 to Note Agreement dated July 19, 2017 among Winmark Corporation and its subsidiaries and Prudential Investment Management, Inc., its affiliates and managed accounts (Exhibit (b)(8))(16)

10.21	Amendment No. 1 to Intercreditor and Collateral Agency Agreement dated July 19, 2017 (Exhibit (b)(9))(16)
10.22	Second Amendment to the 2010 Stock Option Plan (Exhibit (d)(7))(3)(16)
10.23	Lease Amending Agreement No. 2 dated May 17, 2018 between Winmark Corporation and G&I VIII 605 Waterford LLC (Exhibit 10.1)(17)
10.24

Amendment No. 6 to Credit Agreement, among Winmark Corporation and its subsidiaries, CIBC Bank USA (formerly known as The PrivateBank and Trust Company), and BMO Harris Bank N.A., dated December 16, 2019 (Exhibit (b)(6))(18)

10.25

Amendment No. 2 to Note Agreement dated December 16, 2019 among Winmark Corporation and its subsidiaries and Prudential Investment Management, Inc., its affiliates and managed accounts (Exhibit (b)(7))(18)

10.26	2020 Stock Option Plan, including forms of stock option agreements (Exhibit 10.34) (3) (19)
10.27

Amendment No.7 to Credit Agreement, among Winmark Corporation and its subsidiaries, CIBC Bank USA (formerly known as The PrivateBank and Trust Company), and BMO Harris Bank N.A., dated September 2, 2020 (Exhibit 10.1) (20)

10.28

Amendment No.3 to Note Agreement dated September 2, 2020, among Winmark Corporation and its subsidiaries and Prudential Investment Management, Inc. its affiliates and managed accounts (Exhibit 10.3) (20)

10.29	Amendment No.2 to Intercreditor and Collateral Agency Agreement, dated September 2, 2020 (Exhibit 10.5) (20)
10.30	Amendment No. 8 to Credit Agreement, among Winmark Corporation and its subsidiaries and CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated October 14, 2020 (Exhibit 10.1) (21)
10.31

Consent and Amendment No. 4 to Note Agreement dated October 14, 2020 among Winmark Corporation and its subsidiaries and Prudential Investment Management, Inc., its affiliates and managed accounts (Exhibit 10.3) (21)

10.32	Amendment No. 9 to Credit Agreement, among Winmark Corporation and its subsidiaries and CIBC Bank USA, dated September 10, 2021 (Exhibit 10.1) (22)
10.33

Amendment No. 5 to Note Agreement dated September 10, 2021 among Winmark Corporation and its subsidiaries and PGIM, Inc. (formerly Prudential Investment Management, Inc.) its affiliates and managed accounts (exhibit 10.3) (22)

10.34	Amendment No. 3 to Intercredit and Collateral Agency Agreement dated September 10, 2021 (exhibit 10.5) (22)
10.35	Amendment No. 10 to Credit Agreement dated April 12, 2022 (Exhibit 10.1) (23)

Exhibit Number	Description
10.36	Private Shelf Agreement dated April 12, 2022, among Winmark Corporation and its subsidiaries and PGIM, Inc., its subsidiaries and managed accounts (Exhibit 10.3) (23)
10.37	Amendment No. 6 to Note Agreement dated April 12, 2022 (Exhibit 10.4) (23)
10.38	Amended and Restated Intercreditor and Collateral Agency Agreement dated April 12, 2022 (Exhibit 10.6) (23)
10.39	Omnibus Amendment to Collateral Documents dated April 12, 2022 (Exhibit 10.7) (23)
21.1	Subsidiaries: Grow Biz Games, Inc., a Minnesota corporation; Winmark Capital Corporation, a Minnesota corporation and Wirth Business Credit, Inc., a Minnesota corporation
23.1*	Consent of GRANT THORNTON LLP; Independent Registered Public Accounting Firm
24.1	Power of Attorney (Contained on signature page to this Form 10-K)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the Annual Report on Form 10-K of Winmark Corporation and Subsidiaries for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104	The Cover page from the Annual Report on Form 10-K of Winmark Corporation and subsidiaries for the year ended December 31, 2022; formatted in Inline XBRL (contained in Exhibit 101).
*	Filed Herewith
(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 33-65108).
(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
(3)	Indicates management contracts, compensation plans or arrangements required to be filed as exhibits.
(4)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009.
(5)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2000.
(6)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on October 2, 2008.
(7)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 26, 2009.
(8)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2010.
(9)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on January 31, 2012.
(10)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on March 1, 2012.
(11)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on October 23, 2013.
(12)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on February 21, 2014.
(13)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2014.
(14)	Incorporated by reference to the specified exhibit to the Schedule TO filed on April 15, 2015.
(15)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on May 18, 2015.
(16)	Incorporated by reference to the specified exhibit to the Schedule TO filed on July 19, 2017.
(17)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on May 18, 2018.
(18)	Incorporated by reference to the specified exhibit to the Schedule TO filed on December 17, 2019.

(19)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 28, 2019.
(20)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on September 2, 2020.
(21)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on October 14, 2020.
(22)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on September 10, 2021.
(23)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on April 13, 2022.

ITEM 16:   FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINMARK CORPORATION

By:	/s/ BRETT D. HEFFES	Date: March 10, 2023
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

SIGNATURE	TITLE	DATE

/s/ BRETT D. HEFFES	Chairman of the Board and Chief Executive Officer	March 10, 2023
Brett D. Heffes	(principal executive officer)

/s/ Anthony D. Ishaug	Executive Vice President, Chief Financial Officer and Treasurer	March 10, 2023
Anthony D. Ishaug	(principal financial and accounting officer)

/s/ LAWRENCE A. BARBETTA	Director	March 10, 2023
Lawrence A. Barbetta

/s/ AMY C. BECKER	Director	March 10, 2023
Amy C. Becker

/s/ JENELE C. GRASSLE	Director	March 10, 2023
Jenele C. Grassle

/s/ PAUL C. REYELTS	Director	March 10, 2023
Paul C. Reyelts

/s/ PHILIP I. SMITH	Director	March 10, 2023
Philip I. Smith

/s/ GINA D. SPRENGER	Director	March 10, 2023
Gina D. Sprenger

/s/ PERCY C. TOMLINSON, JR.	Director	March 10, 2023
Percy C. Tomlinson, Jr.

/s/ MARK L. WILSON	Director	March 10, 2023
Mark L. Wilson