Form 10-Q
period 2023-04-01
WINMARK CORP
filed 2023-04-19
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

or

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

Yes ☐              No ☒

Common stock, no par value, 3,463,191 shares outstanding as of April 17, 2023.

WINMARK CORPORATION AND SUBSIDIARIES

PART I.          FINANCIAL INFORMATION

ITEM 1: Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	April 1, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$24,551,600	$13,615,600
Restricted cash	80,000	65,000
Receivables, less allowance for doubtful accounts of $900 and $800	1,581,800	1,438,600
Net investment in leases - current	125,300	344,900
Income tax receivable	—	558,700
Inventories	414,300	770,600
Prepaid expenses	888,000	1,310,400
Total current assets	27,641,000	18,103,800
Net investment in leases — long-term	—	5,400
Property and equipment, net	1,606,100	1,704,600
Operating lease right of use asset	2,649,100	2,716,000
Intangible assets, net	3,259,800	3,348,300
Goodwill	607,500	607,500
Other assets	470,100	429,700
Deferred income taxes	3,516,200	3,540,400
	$39,749,800	$30,455,700

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $32,100 and $32,100	$4,217,900	$4,217,900
Accounts payable	1,443,700	2,122,000
Income tax payable	2,009,900	—
Accrued liabilities	3,884,600	2,611,700
Deferred revenue	1,673,700	1,643,900
Total current liabilities	13,229,800	10,595,500
Long-term Liabilities:
Line of credit/Term loan	30,000,000	30,000,000
Notes payable, net of unamortized debt issuance costs of $112,800 and $120,800	38,012,200	39,066,700
Deferred revenue	7,242,100	6,974,200
Operating lease liabilities	4,151,100	4,287,000
Other liabilities	1,159,600	1,164,400
Total long-term liabilities	80,565,000	81,492,300
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,463,191 and 3,459,673 shares issued and outstanding	2,873,000	1,806,700
Retained earnings (accumulated deficit)	(56,918,000)	(63,438,800)
Total shareholders' equity (deficit)	(54,045,000)	(61,632,100)
	$39,749,800	$30,455,700

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 1, 2023	March 26, 2022
Revenue:
Royalties	$16,747,700	$15,390,100
Leasing income	1,637,000	2,871,700
Merchandise sales	1,276,000	914,300
Franchise fees	378,200	420,600
Other	484,700	453,100
Total revenue	20,523,600	20,049,800
Cost of merchandise sold	1,187,300	864,500
Leasing expense	316,400	216,000
Provision for credit losses	(4,600)	(8,900)
Selling, general and administrative expenses	6,636,100	5,540,000
Income from operations	12,388,400	13,438,200
Interest expense	(797,600)	(513,100)
Interest and other income (expense)	125,700	(900)
Income before income taxes	11,716,500	12,924,200
Provision for income taxes	(2,773,800)	(3,071,700)
Net income	$8,942,700	$9,852,500
Earnings per share - basic	$2.58	$2.74
Earnings per share - diluted	$2.49	$2.65
Weighted average shares outstanding - basic	3,460,720	3,597,926
Weighted average shares outstanding - diluted	3,594,234	3,716,322

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 31, 2022	3,459,673	$1,806,700	$(63,438,800)	$(61,632,100)
Stock options exercised	3,518	590,400	—	590,400
Compensation expense relating to stock options	—	475,900	—	475,900
Cash dividends ($0.70 per share)	—	—	(2,421,900)	(2,421,900)
Comprehensive income (Net income)	—	—	8,942,700	8,942,700
BALANCE, April 1, 2023	3,463,191	$2,873,000	$(56,918,000)	$(54,045,000)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 25, 2021	3,635,806	$—	$(39,083,400)	$(39,083,400)
Repurchase of common stock	(164,586)	(1,679,900)	(34,911,500)	(36,591,400)
Stock options exercised	9,156	1,258,300	—	1,258,300
Compensation expense relating to stock options	—	421,600	—	421,600
Cash dividends ($0.45 per share)	—	—	(1,625,300)	(1,625,300)
Comprehensive income (Net income)	—	—	9,852,500	9,852,500
BALANCE, March 26, 2022	3,480,376	$—	$(65,767,700)	$(65,767,700)

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 1, 2023	March 26, 2022
OPERATING ACTIVITIES:
Net income	$8,942,700	$9,852,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192,500	102,500
Provision for credit losses	(4,600)	(8,900)
Compensation expense related to stock options	475,900	421,600
Deferred income taxes	24,200	(113,200)
Operating lease right of use asset amortization	66,900	60,300
Tax benefits on exercised stock options	77,700	95,300
Change in operating assets and liabilities:
Receivables	(143,200)	(369,900)
Principal collections on lease receivables	423,800	530,500
Income tax receivable/payable	2,490,900	2,946,500
Inventories	356,300	(167,100)
Prepaid expenses	422,400	23,500
Other assets	(40,400)	(10,400)
Accounts payable	(678,300)	(203,000)
Accrued and other liabilities	1,140,200	390,500
Rents received in advance and security deposits	(194,200)	(159,700)
Deferred revenue	297,700	(43,100)
Net cash provided by operating activities	13,850,500	13,347,900
INVESTING ACTIVITIES:
Purchase of property and equipment	(5,500)	(21,500)
Net cash used for investing activities	(5,500)	(21,500)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit/term loan	—	15,600,000
Payments on line of credit/term loan	—	(2,000,000)
Payments on notes payable	(1,062,500)	(1,062,500)
Repurchases of common stock	—	(36,591,400)
Proceeds from exercises of stock options	590,400	1,258,300
Dividends paid	(2,421,900)	(1,625,300)
Net cash used for financing activities	(2,894,000)	(24,420,900)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	10,951,000	(11,094,500)
Cash, cash equivalents and restricted cash, beginning of period	13,680,600	11,437,000
Cash, cash equivalents and restricted cash, end of period	$24,631,600	$342,500
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$791,500	$490,500
Cash paid for income taxes	$181,200	$143,100

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Condensed Balance Sheets to the total of the same amounts shown above:
	Three Months Ended
	April 1, 2023	March 26, 2022
Cash and cash equivalents	$24,551,600	$287,500
Restricted cash	80,000	55,000
Total cash, cash equivalents and restricted cash	$24,631,600	$342,500

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

Revenues and operating results for the three months ended April 1, 2023 are not necessarily indicative of the results to be expected for the full year.

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

3. Contract Liabilities:

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees. The table below presents the activity of the current and noncurrent deferred franchise revenue during the first three months of 2023 and 2022, respectively:

	April 1, 2023	March 26, 2022
Balance at beginning of period	$8,618,100	$8,508,500
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	756,400	458,000
Fees earned that were included in the balance at the beginning of the period	(458,700)	(501,100)
Balance at end of period	$8,915,800	$8,465,400

The following table illustrates future estimated revenue to be recognized for the remainder of 2023 and full fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of April 1, 2023.

Contract Liabilities expected to be recognized in	Amount
2023	$1,197,900
2024	1,517,500
2025	1,301,100
2026	1,096,700
2027	922,000
Thereafter	2,880,600
$8,915,800

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

5. Investment in Leasing Operations:

In May 2021, the Company made the decision to no longer solicit new leasing customers and pursue an orderly run-off for its leasing portfolio.

Leasing income as presented on the Consolidated Condensed Statements of Operations consists of the following:

	Three Months Ended	Three Months Ended
	April 1, 2023	March 26, 2022
Interest income on direct financing and sales-type leases	$94,800	$278,500
Selling profit (loss) at commencement of sales-type leases	—	1,263,200
Operating lease income	852,700	381,800
Income on sales of equipment under lease	558,200	603,400
Other	131,300	344,800
Leasing income	$1,637,000	$2,871,700

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

Intangible assets consist of these reacquired franchise rights. The Company amortizes fair value of the reacquired franchise rights over the contract term of the franchise. The Company recognized $88,500 and $0 of amortization expense for the three months ended April 1, 2023 and March 26, 2022, respectively.

The following table illustrates future amortization to be expensed for the remainder of 2023 and full fiscal years thereafter related to reacquired franchise rights as of April 1, 2023.

Amortization expected to be expensed in	Amount
2023	$265,500
2024	354,000
2025	354,000
2026	354,000
2027	354,000
Thereafter	1,578,300
$3,259,800

7. Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended
	April 1, 2023	March 26, 2022
Denominator for basic EPS — weighted average common shares	3,460,720	3,597,926
Dilutive shares associated with option plans	133,514	118,396
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	3,594,234	3,716,322
Options excluded from EPS calculation — anti-dilutive	2,901	11,883

8. Shareholders’ Equity (Deficit):

Dividends

On January 25, 2023, the Company’s Board of Directors approved the payment of a $0.70 per share quarterly cash dividend to shareholders of record at the close of business on February 8, 2023, which was paid on March 1, 2023.

Repurchase of Common Stock

During the first three months of 2023, the Company did not repurchase any shares of its common stock. Under the Board of Directors’ authorization, as of April 1, 2023, the Company has the ability to repurchase an additional 78,600 shares of its common stock. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

Stock option activity under the Company’s option plans as of April 1, 2023 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 31, 2022	361,628	$164.70	6.40	$26,688,183
Granted	4,500	291.10
Exercised	(3,518)	167.81
Outstanding, April 1, 2023	362,610	$166.24	6.19	$55,912,100
Exercisable, April 1, 2023	216,436	$134.42	4.57	$40,259,300

The fair value of options granted under the Option Plans during the first three months of 2023 and 2022 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Three Months Ended
	April 1, 2023	March 26, 2022
Risk free interest rate	4.13%	1.88%
Expected life (years)	6	6
Expected volatility	28.43%	26.64%
Dividend yield	3.25%	4.21%
Option fair value	$69.41	$33.92

All unexercised options at April 1, 2023 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $475,900 and $421,600 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first three months of 2023 and 2022, respectively. As of April 1, 2023, the Company had $4.5 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.6 years.

9. Debt:

Line of Credit/Term Loan

As of April 1, 2023, there were no revolving loans outstanding under the Company’s credit facility with CIBC Bank USA (the “Line of Credit”), leaving $20.0 million available for additional borrowings. As of April 1, 2023, the Company had delayed draw term loan borrowings totaling $30.0 million under the Line of Credit bearing interest ranging from 4.60% to 4.75%.

The Line of Credit has been and will continue to be used for general corporate purposes. The Line of Credit is secured by a lien against substantially all of the Company’s assets, (as the Line of Credit ranks pari passu with the Prudential facilities described below) contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Line of Credit). As of April 1, 2023, the Company was in compliance with all of its financial covenants.

Notes Payable

As of April 1, 2023, the Company had aggregate principal outstanding of $42.4 million under its Note Agreement (“the Note Agreement”) with PGIM, Inc (formerly Prudential Investment Management, Inc.) its affiliates and managed accounts (collectively, “Prudential”) consisting of $6.8 million in principal outstanding from the $25.0 million Series A notes issued in May 2015, $5.6 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 and $30.0 million in principal outstanding from the $30.0 million Series C notes issued in September 2021.

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Note Agreement). As of April 1, 2023, the Company was in compliance with all of its financial covenants.

In connection with the Note Agreement, the Company incurred debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

In April 2022, the Company entered into a Private Shelf Agreement (the “Shelf Agreement”) with Prudential, summarized as follows:

●	For a period three years from entry into the Shelf Agreement, subject to certain customary conditions, the Company may offer and Prudential may purchase from the Company privately negotiated senior notes (“Shelf Notes”) in the aggregate principal amount up to (i) $100.0 million, less (ii) the aggregate principal amount of notes outstanding at such point (including notes outstanding under the existing Prudential Note Agreement);
●	Each Shelf Note issued will have an average life and maturity of no more than 12.5 years from the date of original issuance, with interest payable at a rate per annum determined at the time of each issuance;
●	The Shelf Notes will be secured by all of the Company’s assets and the Shelf Notes will rank pari passu with the Company’s obligations to the lenders under the Line of Credit and the Note Agreement;
●	The Shelf Notes may be prepaid, at the option of the Company, in whole or in part (in a minimum amount of $1 million), but prepayments will require payment of a Yield Maintenance Amount (as defined within the Shelf Agreement);
●	The Shelf Agreement contains customary affirmative covenants and negative covenants that are substantially the same as those contained in the Line of Credit and Note Agreement.

As of April 1, 2023, the Company had not issued any notes under the Shelf Agreement and was in compliance with all of its financial covenants.

10. Operating Leases:

As of April 1, 2023, the Company leases its Minnesota corporate headquarters in a facility with an operating lease that expires in December 2029. The remaining lease term for this lease is 6.75 years and the discount rate is 5.5%. The Company recognized $299,600 and $303,700 of operating lease costs for the periods ended April 1, 2023 and March 26, 2022, respectively.

Maturities of operating lease liabilities is as follows for the remainder of fiscal 2023 and full fiscal years thereafter as of April 1, 2023:

Operating Lease Liabilities expected to be recognized in	Amount
2023	$574,200
2024	784,400
2025	806,000
2026	828,200
2027	851,100
Thereafter	1,773,300
Total lease payments	5,617,200
Less imputed interest	(993,500)
Present value of lease liabilities	$4,623,700

Of the $4.6 million operating lease liability outstanding at April 1, 2023, $0.5 million is included in Accrued liabilities in the Current liabilities section of the Consolidated Condensed Balance Sheets.

Supplemental cash flow information related to our operating leases is as follows for the period ended April 1, 2023:

	Three Months Ended
	April 1, 2023	March 26, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow outflow from operating leases	$189,100	$184,100

11. Segment Reporting:

For 2022, the Company’s leasing business did not reach any of the quantitative thresholds for a reportable segment, and the Company does not expect the results from its leasing business to be of significance in future periods. The revenues and operating income from the Company’s leasing business are included in Other in its reportable segment disclosures. During 2022, the segment asset information was no longer provided to the Company’s Chief Operating Decision Maker and therefore is not disclosed below. Disclosures for 2022 have been recast to be consistent with the 2023 presentation.

The Company currently has one reportable operating segment, franchising, and one non-reportable operating segment. The franchising segment franchises value-oriented retail store concepts that buy, sell and trade merchandise. The non-reportable operating segment includes the Company’s equipment leasing business. Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses. The Company’s internal management reporting is the basis for the information disclosed for its operating segments. The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	Three Months Ended
	April 1, 2023	March 26, 2022
Revenue:
Franchising	$18,886,600	$17,178,100
Other	1,637,000	2,871,700
Total revenue	$20,523,600	$20,049,800

Reconciliation to operating income:
Franchising segment contribution	$11,207,500	$11,200,700
Other operating segment contribution	1,180,900	2,237,500
Total operating income	$12,388,400	$13,438,200

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Winmark - the Resale Company is focused on sustainability and small business formation. As of April 1, 2023, we had 1,297 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands. Our business is not capital intensive and is designed to generate consistent, recurring revenue and strong operating margins.

The financial criteria that management closely tracks to evaluate current business operations and future prospects include royalties and selling, general and administrative expenses.

Our most significant source of revenue is royalties received from our franchisees. During the first three months of 2023, our royalties increased $1.4 million or 8.8% compared to the first three months of 2022.

Management continually monitors the level and timing of selling, general and administrative expenses. The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, conferences, travel, occupancy, legal and professional fees. During the first three months of 2023, selling, general and administrative expenses increased $1.1 million, or 19.8% compared to the first three months of 2022.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals. The following is a summary of our net store growth and renewal activity for the first three months ended April 1, 2023:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/31/2022	OPENED	CLOSED	4/1/2023	RENEWAL	RENEWALS	% RENEWED
Plato’s Closet	500	2	(2)	500	19	19	100%
Once Upon A Child	406	—	—	406	5	5	100%
Play It Again Sports	281	3	(1)	283	6	6	100%
Style Encore	71	—	—	71	—	—	N/A
Music Go Round	37	—	—	37	—	—	N/A
Total Franchised Stores	1,295	5	(3)	1,297	30	30	100%

Renewal activity is a key focus area for management. Our franchisees sign 10-year agreements with us. The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties. During the first three months of 2023, we renewed 30 of the 30 franchise agreements available for renewal.

Our ability to grow our operating income is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchises, and (iii) control our selling, general and administrative expenses.

In May 2021, we made the decision to no longer solicit new leasing customers and pursue an orderly run-off of our middle-market leasing portfolio. Leasing income net of leasing expense for the first three months of 2023 was $1.3 million compared to $2.7 million in the first three months of 2022. Given the decision to run-off the portfolio, we anticipate that leasing income net of leasing expense will continue to decrease through the run-off period.

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended
	April 1, 2023	March 26, 2022

Revenue:
Royalties	81.6%	76.7%
Leasing income	8.0	14.3
Merchandise sales	6.2	4.6
Franchise fees	1.8	2.1
Other	2.4	2.3
Total revenue	100.0	100.0

Cost of merchandise sold	(5.8)	(4.3)
Leasing expense	(1.5)	(1.1)
Provision for credit losses	—	—
Selling, general and administrative expenses	(32.3)	(27.6)
Income from operations	60.4	67.0
Interest expense	(3.9)	(2.6)
Interest and other income (expense)	0.6	—
Income before income taxes	57.1	64.4
Provision for income taxes	(13.5)	(15.3)
Net income	43.6%	49.1%

Comparison of Three Months Ended April 1, 2023 to Three Months Ended March 26, 2022

Revenue

Revenues for the quarter ended April 1, 2023 totaled $20.5 million compared to $20.0 million for the comparable period in 2022.

Royalties and Franchise Fees

Royalties increased to $16.7 million for the first three months of 2023 from $15.4 million for the first three months of 2022, an 8.8% increase. The increase is primarily from higher franchisee retail sales and from having additional franchise stores in the first three months of 2023 compared to the same period in 2022.

Franchise fees of $0.4 million for the first three months of 2023 were comparable to $0.4 million for the first three months of 2022.

Leasing Income

Leasing income decreased to $1.6 million for the first quarter of 2023 compared to $2.9 million for the same period in 2022. The decrease is primarily due to a decrease in selling profit at the commencement of sales type leases and lower levels of interest and other income from the smaller lease portfolio, partially offset by an increase in operating lease income when compared to the same period last year.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales increased to $1.3 million for the first quarter of 2023 compared to $0.9 million in the same period of 2022. The increase is primarily due to an increase in technology and buying group purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold increased to $1.2 million for the first quarter of 2023 compared to $0.9 million in the same period of 2022. The increase was primarily due to an increase in Direct Franchisee Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first quarter of 2023 and 2022 was 93.0% and 94.6%, respectively.

Leasing Expense

Leasing expense increased to $0.3 million for the first quarter of 2023 compared to $0.2 million for the first quarter of 2022. The increase was primarily due to an increase in depreciation on operating leases.

Selling, General and Administrative

Selling, general and administrative expenses increased 19.8% to $6.6 million in the first quarter of 2023 from $5.5 million in the same period of 2022. The increase was primarily due to an increase in conference expenses, as during the first quarter of 2023 we returned to holding in-person conferences for our apparel brands for the first time since the Covid-19 outbreak.

Interest Expense

Interest expense increased to $0.8 million for the first quarter of 2023 compared to $0.5 million for the first quarter of 2022. The increase is primarily due to higher average corporate borrowings when compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 23.7% and 23.8% for the first quarter of 2023 and 2022, respectively.

Segment Comparison of Three Months Ended April 1, 2023 to Three Months Ended March 26, 2022

For 2022, our leasing business did not reach any of the quantitative thresholds for a reportable segment, and we do not expect the results from our leasing business to be of significance in future periods. The revenues and operating income from our leasing business are included in Other in our reportable segment disclosures.

Franchising Segment Operating Income

The franchising segment’s operating income for the first quarter of 2023 of $11.2 million was comparable to $11.2 million for the first quarter of 2022.

Other Operating Segment Income

Other operating segment income for the first quarter of 2023 decreased by $1.0 million to $1.2 million from $2.2 million for the first quarter of 2022. The decrease in segment contribution was due to a decrease in leasing income net of leasing expenses.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings. The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and amortization and compensation expense related to stock options.

We ended the first quarter of 2023 with $24.6 million in cash, cash equivalents and restricted cash compared to $0.3 million in cash, cash equivalents and restricted cash at the end of the first quarter of 2022.

Operating activities provided $13.9 million of cash during the first three months of 2023, comparable to $13.3 million provided during the first three months of last year.

Investing activities used $5,500 of cash during the first three months of 2023. The 2023 activities consisted of the purchase of property and equipment.

Financing activities used $2.9 million of cash during the first three months of 2023. Our most significant financing activities during the first three months of 2023 consisted of $2.4 million for the payment of dividends and payments on notes payable of $1.1 million; partially offset by $0.6 million of proceeds from exercise of stock options. (See Note 8 — “Shareholders’ Equity (Deficit) and Note 9 – “Debt”).

Our debt facilities include a Line of Credit with CIBC Bank USA and a Note Agreement and Shelf Agreement with Prudential. These facilities have been and will continue to be used for general corporate purposes, are secured by a lien against substantially all of our assets, contain customary financial conditions and covenants, and require maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the agreements governing the facilities). As of April 1, 2023, we were in compliance with all of the financial covenants under the Line of Credit, the Note Agreement and the Shelf Agreement.

The Line of Credit provides for up to $20.0 million in revolving loans and $30.0 million in delayed draw term loans. As of April 1, 2023, we had no revolving loans outstanding, and had delayed draw term loan borrowings totaling $30.0 million that mature in 2029.

The Shelf Agreement allows us to offer privately negotiated senior notes to Prudential in an aggregate principal amount up to (i) $100.0 million, less (ii) the aggregate principal amount of notes outstanding at such point (including notes outstanding under the Note Agreement, which at April 1, 2023 was $42.4 million). As of April 1, 2023, we had not issued any notes under the Shelf Agreement. Of the $42.4 million of principal outstanding under the Note Agreement, $12.4 million amortizes over the remainder of 2023 through 2027, and $30.0 million matures in 2028.

See Part I, Item 1, Note 9 – “Debt” for more information regarding the Line of Credit, Note Agreement and Shelf Agreement.

We expect to generate the cash necessary to pay our expenses and to pay the principal and interest on our outstanding debt from cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate. Our ability to pay our expenses and meet our debt service obligations depends on our future performance, which may be affected by financial, business, economic, and other factors including the risk factors described under Item 1A of our Form 10-K for the fiscal year ended December 31, 2022 and under Item 1A below. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all. Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase our cost of capital.

As of the date of this report we believe that the combination of our cash on hand, the cash generated from our business, our Line of Credit and our Shelf Agreement will be adequate to fund our planned operations through 2023.

Critical Accounting Policies

A discussion of our critical accounting policies is contained in our annual report on Form 10-K for the year ended December 31, 2022. There have been no changes to our critical accounting policies from those disclosed on our Form 10-K for the year ended December 31, 2022.

Forward Looking Statements

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, the Company’s belief that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, as well as its disclosures regarding market rate risk are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act. Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements. Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions. See the section appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 entitled “Risk Factors” and Part II, Item 1A in this Report for a more complete discussion of certain factors that may cause the Company’s actual results to differ from those in its forward looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At April 1, 2023, the Company’s Line of Credit with CIBC Bank USA included a commitment for revolving loans of $20.0 million. The interest rates applicable to revolving loans are based on either the bank’s base rate or SOFR for short-term borrowings (twelve months or less). The Company had no revolving loans outstanding at April 1, 2023 under this Line of Credit. The Company had no interest rate derivatives in place at April 1, 2023. The Company’s fixed rate debt exposes the company to changes in the market interest rate only to the extent that the Company may need to refinance maturing debt with new debt at a higher rate.

None of the Company’s cash and cash equivalents at April 1, 2023 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the three months ended April 1, 2023. During fiscal 2022, less than 8% of the Company’s total revenues and less than 1% of expenses were denominated in a foreign currency. Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $628,000. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 1A: Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.  If any of those factors were to occur, they could materially adversely affect our financial condition or future results, and could cause our actual results to differ materially from those expressed in its forward-looking statements in this report. Except as noted below, we are aware of no material changes to the Risk Factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

We currently, and may in the future, have assets held at financial institutions that may exceed the insurance coverage offered by the Federal Deposit Insurance Corporation, the loss of such assets would have a severe negative affect on our operations and liquidity.

We may maintain our cash assets at certain financial institutions in the U.S. in amounts that may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. In the event of a failure of any financial institutions where we maintain our deposits or other assets, we may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect upon our liquidity, financial condition and our results of operations.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarized the Company’s common stock repurchase during the first quarter of 2023.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

January 1, 2023 to February 4, 2023	—	$—	—	78,600
February 5, 2023 to March 4, 2023	—	$—	—	78,600
March 5, 2022 to April 1, 2023	—	$—	—	78,600

(1)	The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date. The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and as of April 1, 2023 was limited to 5,400,000 shares, of which 78,600 may still be repurchased.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended April 1, 2023, formatted in Inline XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Shareholders’ Equity (Deficit), (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended April 1, 2023, formatted in Inline XBRL (contained in Exhibit 101).

*Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINMARK CORPORATION

Date: April 19, 2023	By:	/s/ Brett D. Heffes
Brett D. Heffes Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: April 19, 2023	By:	/s/ Anthony D. Ishaug
		Anthony D. Ishaug Executive Vice President Chief Financial Officer and Treasurer (principal financial and accounting officer)