Form 10-Q
period 2023-07-01
WINMARK CORP
filed 2023-07-19
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

or

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

Yes ☐              No ☒

Common stock, no par value, 3,485,661 shares outstanding as of July 17, 2023.

WINMARK CORPORATION AND SUBSIDIARIES

PART I.          FINANCIAL INFORMATION

ITEM 1: Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	July 1, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$32,321,500	$13,615,600
Restricted cash	55,000	65,000
Receivables, less allowance for doubtful accounts of $1,300 and $800	1,592,500	1,438,600
Net investment in leases - current	90,000	344,900
Income tax receivable	522,500	558,700
Inventories	446,900	770,600
Prepaid expenses	819,700	1,310,400
Total current assets	35,848,100	18,103,800
Net investment in leases — long-term	—	5,400
Property and equipment, net	1,593,400	1,704,600
Operating lease right of use asset	2,580,400	2,716,000
Intangible assets, net	3,171,300	3,348,300
Goodwill	607,500	607,500
Other assets	461,300	429,700
Deferred income taxes	3,392,000	3,540,400
	$47,654,000	$30,455,700

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $32,100 and $32,100	$4,217,900	$4,217,900
Accounts payable	1,638,400	2,122,000
Accrued liabilities	4,269,000	2,611,700
Deferred revenue	1,677,700	1,643,900
Total current liabilities	11,803,000	10,595,500
Long-term Liabilities:
Line of credit/Term loan	30,000,000	30,000,000
Notes payable, net of unamortized debt issuance costs of $104,800 and $120,800	36,957,700	39,066,700
Deferred revenue	7,338,300	6,974,200
Operating lease liabilities	4,013,200	4,287,000
Other liabilities	1,154,900	1,164,400
Total long-term liabilities	79,464,100	81,492,300
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,485,036 and 3,459,673 shares issued and outstanding	5,723,600	1,806,700
Retained earnings (accumulated deficit)	(49,336,700)	(63,438,800)
Total shareholders' equity (deficit)	(43,613,100)	(61,632,100)
	$47,654,000	$30,455,700

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Revenue:
Royalties	$17,105,800	$15,981,300	$33,853,500	$31,371,400
Leasing income	1,019,800	1,212,000	2,656,800	4,083,700
Merchandise sales	1,328,100	1,027,200	2,604,100	1,941,500
Franchise fees	420,700	391,500	798,900	812,100
Other	487,800	458,800	972,500	911,900
Total revenue	20,362,200	19,070,800	40,885,800	39,120,600
Cost of merchandise sold	1,247,800	970,200	2,435,100	1,834,700
Leasing expense	54,300	299,600	370,700	515,600
Provision for credit losses	(700)	(15,700)	(5,300)	(24,600)
Selling, general and administrative expenses	5,810,000	5,461,600	12,446,100	11,001,600
Income from operations	13,250,800	12,355,100	25,639,200	25,793,300
Interest expense	(779,100)	(712,000)	(1,576,700)	(1,225,100)
Interest and other income (expense)	292,300	(13,800)	418,000	(14,700)
Income before income taxes	12,764,000	11,629,300	24,480,500	24,553,500
Provision for income taxes	(2,395,200)	(2,602,100)	(5,169,000)	(5,673,800)
Net income	$10,368,800	$9,027,200	$19,311,500	$18,879,700
Earnings per share - basic	$2.98	$2.61	$5.57	$5.35
Earnings per share - diluted	$2.85	$2.54	$5.34	$5.19
Weighted average shares outstanding - basic	3,478,628	3,463,886	3,469,675	3,530,902
Weighted average shares outstanding - diluted	3,634,688	3,559,231	3,614,462	3,637,772

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 31, 2022	3,459,673	$1,806,700	$(63,438,800)	$(61,632,100)
Stock options exercised	3,518	590,400	—	590,400
Compensation expense relating to stock options	—	475,900	—	475,900
Cash dividends ($0.70 per share)	—	—	(2,421,900)	(2,421,900)
Comprehensive income (Net income)	—	—	8,942,700	8,942,700
BALANCE, April 1, 2023	3,463,191	2,873,000	(56,918,000)	(54,045,000)
Stock options exercised	21,845	2,384,500	—	2,384,500
Compensation expense relating to stock options	—	466,100	—	466,100
Cash dividends ($0.80 per share)	—	—	(2,787,500)	(2,787,500)
Comprehensive income (Net income)	—	—	10,368,800	10,368,800
BALANCE, July 1, 2023	3,485,036	$5,723,600	$(49,336,700)	$(43,613,100)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 25, 2021	3,635,806	$—	$(39,083,400)	$(39,083,400)
Repurchase of common stock	(164,586)	(1,679,900)	(34,911,500)	(36,591,400)
Stock options exercised	9,156	1,258,300	—	1,258,300
Compensation expense relating to stock options	—	421,600	—	421,600
Cash dividends ($0.45 per share)	—	—	(1,625,300)	(1,625,300)
Comprehensive income (Net income)	—	—	9,852,500	9,852,500
BALANCE, March 26, 2022	3,480,376	—	(65,767,700)	(65,767,700)
Repurchase of common stock	(55,694)	(1,645,200)	(9,610,900)	(11,256,100)
Stock options exercised	13,124	1,295,400	—	1,295,400
Compensation expense relating to stock options	—	349,800	—	349,800
Cash dividends ($0.70 per share)	—	—	(2,427,300)	(2,427,300)
Comprehensive income (Net income)	—	—	9,027,200	9,027,200
BALANCE, June 25, 2022	3,437,806	$—	$(68,778,700)	$(68,778,700)

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 1, 2023	June 25, 2022
OPERATING ACTIVITIES:
Net income	$19,311,500	$18,879,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	385,100	219,400
Provision for credit losses	(5,300)	(24,600)
Compensation expense related to stock options	942,000	771,400
Deferred income taxes	148,400	(185,400)
Operating lease right of use asset amortization	135,600	122,200
Tax benefits on exercised stock options	832,300	348,000
Change in operating assets and liabilities:
Receivables	(153,900)	(218,400)
Principal collections on lease receivables	499,800	1,636,100
Income tax receivable/payable	(796,100)	(549,500)
Inventories	323,700	(278,200)
Prepaid expenses	490,700	147,600
Other assets	(31,600)	(2,200)
Accounts payable	(483,600)	(209,700)
Accrued and other liabilities	1,390,000	2,213,500
Rents received in advance and security deposits	(234,200)	(472,700)
Deferred revenue	397,900	(28,200)
Net cash provided by operating activities	23,152,300	22,369,000
INVESTING ACTIVITIES:
Purchase of property and equipment	(96,900)	(43,000)
Reacquired franchise rights	—	(3,540,000)
Net cash used for investing activities	(96,900)	(3,583,000)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit/term loan	—	33,700,000
Payments on line of credit/term loan	—	(3,700,000)
Payments on notes payable	(2,125,000)	(2,125,000)
Repurchases of common stock	—	(47,847,500)
Proceeds from exercises of stock options	2,974,900	2,553,700
Dividends paid	(5,209,400)	(4,052,600)
Net cash used for financing activities	(4,359,500)	(21,471,400)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	18,695,900	(2,685,400)
Cash, cash equivalents and restricted cash, beginning of period	13,680,600	11,437,000
Cash, cash equivalents and restricted cash, end of period	$32,376,500	$8,751,600
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,563,800	$1,108,100
Cash paid for income taxes	$4,984,600	$6,060,800

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Condensed Balance Sheets to the total of the same amounts shown above:
	Six Months Ended
	July 1, 2023	June 25, 2022
Cash and cash equivalents	$32,321,500	$8,696,600
Restricted cash	55,000	55,000
Total cash, cash equivalents and restricted cash	$32,376,500	$8,751,600

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

Revenues and operating results for the six months ended July 1, 2023 are not necessarily indicative of the results to be expected for the full year.

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

3. Contract Liabilities:

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees. The table below presents the activity of the current and noncurrent deferred franchise revenue during the first six months of 2023 and 2022, respectively:

	July 1, 2023	June 25, 2022
Balance at beginning of period	$8,618,100	$8,508,500
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	1,349,500	937,900
Fees earned that were included in the balance at the beginning of the period	(951,600)	(966,100)
Balance at end of period	$9,016,000	$8,480,300

The following table illustrates future estimated revenue to be recognized for the remainder of 2023 and full fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of July 1, 2023.

Contract Liabilities expected to be recognized in	Amount
2023	$805,700
2024	1,567,500
2025	1,351,100
2026	1,146,700
2027	972,000
Thereafter	3,173,000
$9,016,000

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

5. Investment in Leasing Operations:

In May 2021, the Company made the decision to no longer solicit new leasing customers and will pursue an orderly run-off for its leasing portfolio.

Leasing income as presented on the Consolidated Condensed Statements of Operations consists of the following:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Interest income on direct financing and sales-type leases	$78,700	$205,300	$173,500	$483,800
Selling profit (loss) at commencement of sales-type leases	—	34,800	—	1,298,000
Operating lease income	674,200	528,300	1,526,800	910,100
Income on sales of equipment under lease	87,400	328,700	645,600	932,100
Other	179,500	114,900	310,900	459,700
Leasing income	$1,019,800	$1,212,000	$2,656,800	$4,083,700

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

Intangible assets consist of these reacquired franchise rights. The Company amortizes the fair value of the reacquired franchise rights over the contract term of the franchise. The Company recognized $177,000 and $14,800 of amortization expense for the six months ended July 1, 2023 and June 25, 2022, respectively.

The following table illustrates future amortization to be expensed for the remainder of 2023 and full fiscal years thereafter related to reacquired franchise rights as of July 1, 2023.

Amortization expected to be expensed in	Amount
2023	$177,000
2024	354,000
2025	354,000
2026	354,000
2027	354,000
Thereafter	1,578,300
$3,171,300

7. Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Denominator for basic EPS — weighted average common shares	3,478,628	3,463,886	3,469,675	3,530,902
Dilutive shares associated with option plans	156,060	95,345	144,787	106,870
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	3,634,688	3,559,231	3,614,462	3,637,772
Options excluded from EPS calculation — anti-dilutive	2,836	21,488	4,977	16,379

8. Shareholders’ Equity (Deficit):

Dividends

On January 25, 2023, the Company’s Board of Directors approved the payment of a $0.70 per share quarterly cash dividend to shareholders of record at the close of business on February 8, 2023, which was paid on March 1, 2023.

On April 19, 2023, the Company’s Board of Directors approved the payment of a $0.80 per share quarterly cash dividend to shareholders of record at the close of business on May 17, 2023, which was paid on June 1, 2023.

Repurchase of Common Stock

In the first six months of 2023, the Company didn’t repurchase any shares of its common stock. Under the Board of Directors’ authorization, as of July 1, 2023, the Company has the ability to repurchase an additional 78,600 shares of its common stock. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

Stock option activity under the Company’s option plans as of July 1, 2023 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 31, 2022	361,628	$164.70	6.40	$26,688,183
Granted	19,540	317.93
Exercised	(25,363)	117.29
Forfeited	(3,752)	204.26
Outstanding, July 1, 2023	352,053	$176.20	6.29	$55,016,100
Exercisable, July 1, 2023	217,208	$141.65	4.83	$41,447,400

The fair value of options granted under the Option Plans during the first six months of 2023 and 2022 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Six Months Ended
	July 1, 2023	June 25, 2022
Risk free interest rate	3.86%	2.70%
Expected life (years)	6	6
Expected volatility	28.04%	27.47%
Dividend yield	3.00%	4.61%
Option fair value	$76.01	$33.38

All unexercised options at July 1, 2023 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $942,000 and $771,400 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first six months of 2023 and 2022, respectively. As of July 1, 2023, the Company had $5.1 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.6 years.

9. Debt:

Line of Credit/Term Loan

As of July 1, 2023, there were no revolving loans outstanding under the Company’s credit facility with CIBC Bank USA (the “Line of Credit”), leaving $20.0 million available for additional borrowings. As of July 1, 2023, the Company had delayed draw term loan borrowings totaling $30.0 million under the Line of Credit bearing interest ranging from 4.60% to 4.75%.

The Line of Credit has been and will continue to be used for general corporate purposes. The Line of Credit is secured by a lien against substantially all of the Company’s assets, (as the Line of Credit ranks pari passu with the Prudential facilities described below) contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Line of Credit). As of July 1, 2023, the Company was in compliance with all of its financial covenants.

Notes Payable

As of July 1, 2023, the Company had aggregate principal outstanding of $41.3 million under its Note Agreement (“the Note Agreement”) with PGIM, Inc (formerly Prudential Investment Management, Inc.) its affiliates and managed accounts (collectively, “Prudential”) consisting of $6.0 million in principal outstanding from the $25.0 million Series A notes issued in May 2015, $5.3 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 and $30.0 million in principal outstanding from the $30.0 million Series C notes issued in September 2021.

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Note Agreement). As of July 1, 2023, the Company was in compliance with all of its financial covenants.

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

As of July 1, 2023, the Company had not issued any notes under the Shelf Agreement and was in compliance with all of its financial covenants.

10. Operating Leases:

As of July 1, 2023, the Company leases its Minnesota corporate headquarters in a facility with an operating lease that expires in December 2029. The remaining lease term for this lease is 6.5 years and the discount rate is 5.5%. The Company recognized $582,300 and $604,900 of rent expense for the periods ended July 1, 2023 and June 25, 2022, respectively.

Maturities of operating lease liabilities is as follows for the remainder of fiscal 2023 and full fiscal years thereafter as of July 1, 2023:

Operating Lease Liabilities expected to be recognized in	Amount
2023	$385,100
2024	784,400
2025	806,000
2026	828,200
2027	851,100
Thereafter	1,773,300
Total lease payments	5,428,100
Less imputed interest	(929,600)
Present value of lease liabilities	$4,498,500

Of the $4.5 million operating lease liability outstanding at July 1, 2023, $0.5 million is included in Accrued liabilities in the Current liabilities section of the Consolidated Condensed Balance Sheets.

Supplemental cash flow information related to our operating leases is as follows for the period ended July 1, 2023:

	Six Months Ended
	July 1, 2023	June 25, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow outflow from operating leases	$378,200	$368,100

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

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Revenue:
Franchising	$19,342,400	$17,858,800	$38,229,000	$35,036,900
Other	1,019,800	1,212,000	2,656,800	4,083,700
Total revenue	$20,362,200	$19,070,800	$40,885,800	$39,120,600

Reconciliation to operating income:
Franchising segment contribution	$12,383,900	$11,742,400	$23,591,400	$22,943,100
Other operating segment contribution	866,900	612,700	2,047,800	2,850,200
Total operating income	$13,250,800	$12,355,100	$25,639,200	$25,793,300

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Winmark – the Resale Company is focused on sustainability and small business formation. As of July 1, 2023, we had 1,303 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands. Our franchise business is not capital intensive and is designed to generate consistent, recurring revenue and strong operating margins.

The financial criteria that management closely tracks to evaluate current business operations and future prospects include royalties and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees. During the first six months of 2023, our royalties increased $2.5 million or 7.9% compared to the first six months of 2022.

Management continually monitors the level and timing of selling, general and administrative expenses. The major components of selling, general and administrative expenses include salaries and benefits, advertising, conferences, travel, occupancy, legal and professional fees. During the first six months of 2023, selling, general and administrative expenses increased $1.4 million, or 13.1% compared to the first six months of 2022.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals. The following is a summary of our net store growth and renewal activity for the first six months ended July 1, 2023:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/31/2022	OPENED	CLOSED	7/1/2023	RENEWAL	RENEWALS	% RENEWED
Plato’s Closet	500	5	(3)	502	36	36	100%
Once Upon A Child	406	3	—	409	15	15	100%
Play It Again Sports	281	8	(3)	286	15	15	100%
Style Encore	71	—	(2)	69	7	7	100%
Music Go Round	37	—	—	37	—	—	N/A
Total Franchised Stores	1,295	16	(8)	1,303	73	73	100%

Renewal activity is a key focus area for management. Our franchisees sign 10-year agreements with us. The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties. During the first six months of 2023, we renewed 73 of the 73 franchise agreements available for renewal.

Our ability to grow our operating income is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchises, and (iii) control our selling, general and administrative expenses.

In May 2021, we made the decision to no longer solicit new leasing customers and pursue an orderly run-off of our middle-market leasing portfolio. Leasing income net of leasing expense for the first six months of 2023 was $2.3 million compared to $3.6 million in the first six months of 2022. Given the decision to run-off the portfolio, we anticipate that leasing income net of leasing expense will continue to decrease through the run-off period.

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022

Revenue:
Royalties	84.0%	83.8%	82.8%	80.2%
Leasing income	5.0	6.4	6.5	10.4
Merchandise sales	6.5	5.4	6.4	5.0
Franchise fees	2.1	2.0	1.9	2.1
Other	2.4	2.4	2.4	2.3
Total revenue	100.0	100.0	100.0	100.0

Cost of merchandise sold	(6.1)	(5.1)	(6.0)	(4.7)
Leasing expense	(0.3)	(1.6)	(0.9)	(1.3)
Provision for credit losses	—	0.1	—	—
Selling, general and administrative expenses	(28.5)	(28.6)	(30.4)	(28.1)
Income from operations	65.1	64.8	62.7	65.9
Interest expense	(3.8)	(3.7)	(3.8)	(3.1)
Interest and other income (expense)	1.4	(0.1)	1.0	—
Income before income taxes	62.7	61.0	59.9	62.8
Provision for income taxes	(11.8)	(13.7)	(12.7)	(14.5)
Net income	50.9%	47.3%	47.2%	48.3%

Comparison of Three Months Ended July 1, 2023 to Three Months Ended June 25, 2022

Revenue

Revenues for the quarter ended July 1, 2023 totaled $20.4 million compared to $19.1 million for the comparable period in 2022.

Royalties and Franchise Fees

Royalties increased to $17.1 million for the second quarter of 2023 from $16.0 million for the second quarter of 2022, a 7.0% increase. The increase is primarily from higher franchisee retail sales and from having additional franchise stores in the second quarter of 2023 compared to the same period in 2022.

Franchise fees of $0.4 million for the second quarter of 2023 were comparable to $0.4 million for the second quarter of 2022.

Leasing Income

Leasing income decreased to $1.0 million for the second quarter of 2023 compared to $1.2 million for the same period in 2022. The decrease is primarily due to lower levels of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales increased to $1.3 million for the second quarter of 2023 compared to $1.0 million in the same period of 2022. The increase is due primarily to an increase in buying group and technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold increased to $1.2 million for the second quarter of 2023 compared to $1.0 million in the same period of 2022. The increase is due to an increase in Direct Franchise Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the second quarter of 2023 and 2022 was 94.0% and 94.5%, respectively.

Leasing Expense

Leasing expense decreased to $0.1 million for the second quarter of 2023 compared to $0.3 million for the second quarter of 2022. The decrease was primarily due to a decrease in depreciation on operating leases.

Selling, General and Administrative

Selling, general and administrative expenses increased 6.4% to $5.8 million in the second quarter of 2023 compared to $5.5 million in the same period of 2022. The increase was primarily due to increases in advertising related expenses, outside services and amortization expense.

Interest Expense

Interest expense of $0.8 million for the second quarter of 2023 was comparable to $0.7 million for the second quarter of 2022.

Income Taxes

The provision for income taxes was calculated at an effective rate of 18.8% and 22.4% for the second quarter of 2023 and 2022, respectively. The decrease is primarily due to higher benefits on the exercise of non-qualified stock options.

Comparison of Six Months Ended July 1, 2023 to Six Months Ended June 25, 2022

Revenue

Revenues for the first six months of 2023 totaled $40.9 million compared to $39.1 million for the comparable period in 2022.

Royalties and Franchise Fees

Royalties increased to $33.9 million for the first six months of 2023 from $31.4 million for the first six months of 2022, a 7.9% increase. The increase in royalties is primarily from higher franchisee retail sales and from having additional franchised stores in the first six months of 2023 compared to the same period last year.

Franchise fees of $0.8 million for the first six months of 2023 were comparable to $0.8 million for the first six months of 2022.

Leasing Income

Leasing income decreased to $2.7 million for the first six months of 2023 compared to $4.1 million for the same period in 2022. The decrease is primarily due to a decrease in selling profit on the commencement of sales type leases and lower levels of interest income from the smaller lease portfolio, partially offset by an increase in operating lease income when compared to the same period last year.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales increased to $2.6 million for the first six months of 2023 compared to $1.9 million in the same period of 2022. The increase is primarily due to an increase in buying group and technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold increased to $2.4 million for the first six months of 2023 compared to $1.8 million in the same period of 2022. The increase is due to an increase in Direct Franchise Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first six months of 2023 and 2022 was 93.5% and 94.5%, respectively.

Leasing Expense

Leasing expense of $0.4 million for the first six months of 2023 was comparable to $0.5 million for the first six months of 2022.

Selling, General and Administrative

Selling, general and administrative expenses increased 13.1% to $12.4 million in the first six months of 2023 compared to $11.0 million in the same period of 2022. The increase was primarily due to an increase in conference expenses, as we returned to holding an in-person conference for our apparel brands for the first time since the Covid-19 outbreak, advertising related expenses, outside services and amortization expense.

Interest Expense

Interest expense was $1.6 million for the first six months of 2023 compared to $1.2 million for the first six months of 2022. The increase is primarily due to higher average corporate borrowings when compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 21.1% and 23.1% for the first six months of 2023 and 2022, respectively. The decrease is primarily due to higher tax benefits on the exercise of non-qualified stock options.

Segment Comparison of Three Months Ended July 1, 2023 to Three Months Ended June 25, 2022

Franchising Segment Operating Income

The franchising segment’s operating income for the second quarter of 2023 increased to $12.4 million from $11.7 million for the second quarter of 2022. The increase in segment contribution was due to increased royalty revenues, partially offset by an increase in selling, general and administrative expenses.

Other Operating Segment Income

The other operating segment income for the second quarter of 2023 increased to $0.9 million from $0.6 million for the second quarter of 2022. The increase in segment contribution was due to a decrease in selling, general and administrative expenses.

Segment Comparison of Six Months Ended July 1, 2023 to Six Months Ended June 25, 2022

Franchising Segment Income

The franchising segment operating income for the first six months of 2023 increased to $23.6 million from $22.9 million for the first six months of 2022. The increase in segment contribution was due to increased royalty revenues, partially offset by an increase in selling, general and administrative expenses.

Other Operating Segment Income

The other operating segment income for the first six months of 2023 decreased to $2.0 million from $2.9 million for the first six months of 2022. The decrease in segment contribution was due to a decrease in leasing income net of leasing expenses, partially offset by a decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flows from operations and borrowings. The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and amortization and compensation expense related to stock options.

We ended the second quarter of 2023 with $32.4 million in cash, cash equivalents and restricted cash compared to $8.8 million in cash, cash equivalents and restricted cash at the end of the second quarter of 2022.

Operating activities provided $23.2 million of cash during the first six months of 2023, compared to $22.4 million provided during the same period last year.

Investing activities used $0.1 million of cash during the first six months of 2023. The 2023 activities consisted of the purchase of property and equipment.

Financing activities used $4.4 million of cash during the first six months of 2023. Our most significant financing activities during the first six months of 2023 consisted of $5.2 million for the payment of dividends and payments on notes payable of $2.1 million; partially offset by $3.0 million of proceeds from exercise of stock options. (See Note 8 — “Shareholders’ Equity (Deficit),” and Note 9 — “Debt”).

Our debt facilities include a Line of Credit with CIBC Bank USA and a Note Agreement and Shelf Agreement with Prudential. These facilities have been and will continue to be used for general corporate purposes, are secured by a lien against substantially all of our assets, contain customary financial conditions and covenants, and require maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the agreements governing the facilities). As of July 1, 2023, we were in compliance with all of the financial covenants under the Line of Credit, the Note Agreement and the Shelf Agreement.

The Line of Credit provides for up to $20.0 million in revolving loans and $30.0 million in delayed draw term loans. As of July 1, 2023, we had no revolving loans outstanding, and had delayed draw term loan borrowings totaling $30.0 million that mature in 2029.

The Shelf Agreement allows us to offer privately negotiated senior notes to Prudential in an aggregate principal amount up to (i) $100.0 million, less (ii) the aggregate principal amount of notes outstanding at such point (including notes outstanding under the Note Agreement, which at July 1, 2023 was $41.3 million). As of July 1, 2023, we had not issued any notes under the Shelf Agreement. Of the $41.3 million of principal outstanding under the Note Agreement, $11.3 million amortizes over the remainder of 2023 through 2027, and $30.0 million matures in 2028.

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

As of the date of this report we believe that the combination of our cash on hand, the cash generated from our business, our Line of Credit and our Shelf Agreement will be adequate to fund our planned operations through 2024.

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At July 1, 2023, the Company’s Line of Credit with CIBC Bank USA included a commitment for revolving loans of $20.0 million. The interest rates applicable to revolving loans are based on either the bank’s base rate or SOFR for short-term borrowings (twelve months or less). The Company had no revolving loans outstanding at July 1, 2023 under this Line of Credit. The Company had no interest rate derivatives in place at July 1, 2023. The Company’s fixed rate debt exposes the company to changes in the market interest rate only to the extent that the Company may need to refinance maturing debt with new debt at a higher rate.

None of the Company’s cash and cash equivalents at July 1, 2023 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the six months ended July 1, 2023. During fiscal 2022, less than 8% of the Company’s total revenues and 1% of expenses were denominated in a foreign currency. Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $628,000. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company’s common stock repurchases during the second quarter of 2023.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

April 2, 2023 to May 6, 2023	—	$—	—	78,600
May 7, 2023 to June 3, 2023	—	$—	—	78,600
June 4, 2023 to July 1, 2023	—	$—	—	78,600
(1)	The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date. The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and as of July 1, 2023 was limited to 5,400,000 shares, of which 78,600 may still be repurchased.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended July 1, 2023, formatted in Inline XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Shareholders’ Equity (Deficit), (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended July 1, 2023, formatted in Inline XBRL (contained in Exhibit 101).

*Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINMARK CORPORATION

Date: July 19, 2023	By:	/s/ Brett D. Heffes
Brett D. Heffes Chair of the Board and Chief Executive Officer (principal executive officer)

Date: July 19, 2023	By:	/s/ Anthony D. Ishaug
		Anthony D. Ishaug Executive Vice President Chief Financial Officer and Treasurer (principal financial and accounting officer)