Form 10-Q
period 2023-09-30
WINMARK CORP
filed 2023-10-18
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Yes ☐              No ☒

Common stock, no par value, 3,487,494 shares outstanding as of October 16, 2023.

WINMARK CORPORATION AND SUBSIDIARIES

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	CONSOLIDATED CONDENSED BALANCE SHEETS September 30, 2023 and December 31, 2022	3

	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS Three Months Ended September 30, 2023 and September 24, 2022 Nine Months Ended September 30, 2023 and September 24, 2022	4

	CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) Three Months Ended September 30, 2023 and September 24, 2022 Nine Months Ended September 30, 2023 and September 24, 2022	5

	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2023 and September 24, 2022	6

	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION	18

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

	SIGNATURES	20

PART I.          FINANCIAL INFORMATION

ITEM 1: Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$40,556,100	$13,615,600
Restricted cash	40,000	65,000
Receivables, less allowance for doubtful accounts of $500 and $800	1,704,000	1,438,600
Net investment in leases - current	124,300	344,900
Income tax receivable	1,200	558,700
Inventories	290,900	770,600
Prepaid expenses	1,095,100	1,310,400
Total current assets	43,811,600	18,103,800
Net investment in leases — long-term	—	5,400
Property and equipment, net	1,675,900	1,704,600
Operating lease right of use asset	2,510,000	2,716,000
Intangible assets, net	3,082,800	3,348,300
Goodwill	607,500	607,500
Other assets	467,700	429,700
Deferred income taxes	3,392,000	3,540,400
	$55,547,500	$30,455,700

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $32,100 and $32,100	$4,217,900	$4,217,900
Accounts payable	1,694,900	2,122,000
Accrued liabilities	4,038,900	2,611,700
Deferred revenue	1,680,700	1,643,900
Total current liabilities	11,632,400	10,595,500
Long-term Liabilities:
Line of credit/Term loan	30,000,000	30,000,000
Notes payable, net of unamortized debt issuance costs of $96,700 and $120,800	35,903,300	39,066,700
Deferred revenue	7,553,600	6,974,200
Operating lease liabilities	3,871,600	4,287,000
Other liabilities	1,150,100	1,164,400
Total long-term liabilities	78,478,600	81,492,300
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,486,869 and 3,459,673 shares issued and outstanding	6,411,900	1,806,700
Retained earnings (accumulated deficit)	(40,975,400)	(63,438,800)
Total shareholders' equity (deficit)	(34,563,500)	(61,632,100)
	$55,547,500	$30,455,700

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Revenue:
Royalties	$19,210,000	$17,859,000	$53,063,400	$49,230,400
Leasing income	1,291,900	1,762,100	3,948,700	5,845,800
Merchandise sales	997,800	746,000	3,601,900	2,687,500
Franchise fees	334,400	348,100	1,133,400	1,160,200
Other	483,700	449,300	1,456,200	1,361,200
Total revenue	22,317,800	21,164,500	63,203,600	60,285,100
Cost of merchandise sold	935,400	717,600	3,370,500	2,552,300
Leasing expense	11,000	376,300	381,700	891,900
Provision for credit losses	700	(22,000)	(4,600)	(46,600)
Selling, general and administrative expenses	6,248,200	5,671,500	18,694,300	16,673,100
Income from operations	15,122,500	14,421,100	40,761,700	40,214,400
Interest expense	(763,100)	(820,500)	(2,339,800)	(2,045,600)
Interest and other income	385,400	21,700	803,400	7,000
Income before income taxes	14,744,800	13,622,300	39,225,300	38,175,800
Provision for income taxes	(3,595,000)	(3,253,700)	(8,764,000)	(8,927,500)
Net income	$11,149,800	$10,368,600	$30,461,300	$29,248,300
Earnings per share - basic	$3.20	$3.01	$8.77	$8.36
Earnings per share - diluted	$3.05	$2.93	$8.40	$8.11
Weighted average shares outstanding - basic	3,485,852	3,439,417	3,475,066	3,500,411
Weighted average shares outstanding - diluted	3,653,730	3,540,779	3,627,550	3,605,445

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 31, 2022	3,459,673	$1,806,700	$(63,438,800)	$(61,632,100)
Stock options exercised	3,518	590,400	—	590,400
Compensation expense relating to stock options	—	475,900	—	475,900
Cash dividends ($0.70 per share)	—	—	(2,421,900)	(2,421,900)
Comprehensive income (Net income)	—	—	8,942,700	8,942,700
BALANCE, April 1, 2023	3,463,191	2,873,000	(56,918,000)	(54,045,000)
Stock options exercised	21,845	2,384,500	—	2,384,500
Compensation expense relating to stock options	—	466,100	—	466,100
Cash dividends ($0.80 per share)	—	—	(2,787,500)	(2,787,500)
Comprehensive income (Net income)	—	—	10,368,800	10,368,800
BALANCE, July 1, 2023	3,485,036	5,723,600	(49,336,700)	(43,613,100)
Stock options exercised	1,833	179,300	—	179,300
Compensation expense relating to stock options	—	509,000	—	509,000
Cash dividends ($0.80 per share)	—	—	(2,788,500)	(2,788,500)
Comprehensive income (Net income)	—	—	11,149,800	11,149,800
BALANCE, September 30, 2023	3,486,869	$6,411,900	$(40,975,400)	$(34,563,500)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 25, 2021	3,635,806	$—	$(39,083,400)	$(39,083,400)
Repurchase of common stock	(164,586)	(1,679,900)	(34,911,500)	(36,591,400)
Stock options exercised	9,156	1,258,300	—	1,258,300
Compensation expense relating to stock options	—	421,600	—	421,600
Cash dividends ($0.45 per share)	—	—	(1,625,300)	(1,625,300)
Comprehensive income (Net income)	—	—	9,852,500	9,852,500
BALANCE, March 26, 2022	3,480,376	—	(65,767,700)	(65,767,700)
Repurchase of common stock	(55,694)	(1,645,200)	(9,610,900)	(11,256,100)
Stock options exercised	13,124	1,295,400	—	1,295,400
Compensation expense relating to stock options	—	349,800	—	349,800
Cash dividends ($0.70 per share)	—	—	(2,427,300)	(2,427,300)
Comprehensive income (Net income)	—	—	9,027,200	9,027,200
BALANCE, June 25, 2022	3,437,806	—	(68,778,700)	(68,778,700)
Repurchase of common stock	(2,027)	(433,700)	—	(433,700)
Stock options exercised	4,053	383,400	—	383,400
Compensation expense relating to stock options	—	432,400	—	432,400
Cash dividends ($0.70 per share)	—	—	(2,407,100)	(2,407,100)
Comprehensive income (Net income)	—	—	10,368,600	10,368,600
BALANCE, September 24, 2022	3,439,832	$382,100	$(60,817,200)	$(60,435,100)

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2023	September 24, 2022
OPERATING ACTIVITIES:
Net income	$30,461,300	$29,248,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	578,900	409,500
Provision for credit losses	(4,600)	(46,600)
Compensation expense related to stock options	1,451,000	1,203,800
Deferred income taxes	148,400	(214,700)
Operating lease right of use asset amortization	206,000	185,700
Tax benefits on exercised stock options	839,000	429,500
Change in operating assets and liabilities:
Receivables	(265,400)	(530,200)
Principal collections on lease receivables	485,200	2,819,200
Income tax receivable/payable	(281,500)	194,600
Inventories	479,700	(312,700)
Prepaid expenses	215,300	2,500
Other assets	(38,000)	2,000
Accounts payable	(427,100)	(189,100)
Accrued and other liabilities	1,021,600	1,395,000
Rents received in advance and security deposits	(254,600)	(556,200)
Deferred revenue	616,200	164,700
Net cash provided by operating activities	35,231,400	34,205,300
INVESTING ACTIVITIES:
Purchase of property and equipment	(284,700)	(70,000)
Reacquired franchise rights	—	(3,540,000)
Net cash used for investing activities	(284,700)	(3,610,000)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit/term loan	—	33,700,000
Payments on line of credit/term loan	—	(3,700,000)
Payments on notes payable	(3,187,500)	(3,187,500)
Repurchases of common stock	—	(48,281,200)
Proceeds from exercises of stock options	3,154,200	2,937,100
Dividends paid	(7,997,900)	(6,459,700)
Net cash used for financing activities	(8,031,200)	(24,991,300)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	26,915,500	5,604,000
Cash, cash equivalents and restricted cash, beginning of period	13,680,600	11,437,000
Cash, cash equivalents and restricted cash, end of period	$40,596,100	$17,041,000
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,309,100	$1,925,400
Cash paid for income taxes	$8,058,100	$8,518,100

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Condensed Balance Sheets to the total of the same amounts shown above:
	Nine Months Ended
	September 30, 2023	September 24, 2022
Cash and cash equivalents	$40,556,100	$16,986,000
Restricted cash	40,000	55,000
Total cash, cash equivalents and restricted cash	$40,596,100	$17,041,000

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

Revenues and operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.

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

3. Contract Liabilities:

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees. The table below presents the activity of the current and noncurrent deferred franchise revenue during the first nine months of 2023 and 2022, respectively:

	September 30, 2023	September 24, 2022
Balance at beginning of period	$8,618,100	$8,508,500
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	1,957,300	1,538,100
Fees earned that were included in the balance at the beginning of the period	(1,341,100)	(1,373,400)
Balance at end of period	$9,234,300	$8,673,200

The following table illustrates future estimated revenue to be recognized for the remainder of 2023 and full fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2023.

Contract Liabilities expected to be recognized in	Amount
2023	$421,100
2024	1,624,000
2025	1,407,600
2026	1,203,200
2027	1,028,500
Thereafter	3,549,900
$9,234,300

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

5. Investment in Leasing Operations:

In May 2021, the Company made the decision to no longer solicit new leasing customers and will pursue an orderly run-off for its leasing portfolio.

Leasing income as presented on the Consolidated Condensed Statements of Operations consists of the following:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Interest income on direct financing and sales-type leases	$52,000	$153,500	$225,500	$637,300
Selling profit (loss) at commencement of sales-type leases	94,900	—	94,900	1,298,000
Operating lease income	820,000	651,900	2,346,800	1,562,000
Income on sales of equipment under lease	71,000	865,900	716,600	1,798,000
Other	254,000	90,800	564,900	550,500
Leasing income	$1,291,900	$1,762,100	$3,948,700	$5,845,800

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

Intangible assets consist of these reacquired franchise rights. The Company amortizes the fair value of the reacquired franchise rights over the contract term of the franchise. The Company recognized $265,500 and $103,300 of amortization expense for the nine months ended September 30, 2023 and September 24, 2022, respectively.

The following table illustrates future amortization to be expensed for the remainder of 2023 and full fiscal years thereafter related to reacquired franchise rights as of September 30, 2023.

Amortization expected to be expensed in	Amount
2023	$88,500
2024	354,000
2025	354,000
2026	354,000
2027	354,000
Thereafter	1,578,300
$3,082,800

7. Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Denominator for basic EPS — weighted average common shares	3,485,852	3,439,417	3,475,066	3,500,411
Dilutive shares associated with option plans	167,878	101,362	152,484	105,034
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	3,653,730	3,540,779	3,627,550	3,605,445
Options excluded from EPS calculation — anti-dilutive	1,317	15,724	3,492	16,103

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

On July 19, 2023, the Company’s Board of Directors approved the payment of a $0.80 per share quarterly cash dividend to shareholders of record at the close of business on August 16, 2023, which was paid on September 1, 2023.

Repurchase of Common Stock

In the first nine months of 2023, the Company didn’t repurchase any shares of its common stock. Under the Board of Directors’ authorization, as of September 30, 2023, the Company has the ability to repurchase an additional 78,600 shares of its common stock. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

Stock option activity under the Company’s option plans as of September 30, 2023 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 31, 2022	361,628	$164.70	6.40	$26,688,183
Granted	19,540	317.93
Exercised	(27,196)	115.98
Forfeited	(3,752)	204.26
Outstanding, September 30, 2023	350,220	$176.61	6.06	$68,825,900
Exercisable, September 30, 2023	215,375	$142.02	4.60	$49,774,400

The fair value of options granted under the Option Plans during the first nine months of 2023 and 2022 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Nine Months Ended
	September 30, 2023	September 24, 2022
Risk free interest rate	3.86%	2.70%
Expected life (years)	6	6
Expected volatility	28.04%	27.47%
Dividend yield	3.00%	4.61%
Option fair value	$76.01	$33.38

All unexercised options at September 30, 2023 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $1,451,000 and $1,203,800 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first nine months of 2023 and 2022, respectively. As of September 30, 2023, the Company had $4.5 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.4 years.

9. Debt:

Line of Credit/Term Loan

As of September 30, 2023, there were no revolving loans outstanding under the Company’s credit facility with CIBC Bank USA (the “Line of Credit”), leaving $20.0 million available for additional borrowings. As of September 30, 2023, the Company had delayed draw term loan borrowings totaling $30.0 million under the Line of Credit bearing interest ranging from 4.60% to 4.75%.

The Line of Credit has been and will continue to be used for general corporate purposes. The Line of Credit is secured by a lien against substantially all of the Company’s assets, (as the Line of Credit ranks pari passu with the Prudential facilities described below) contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Line of Credit). As of September 30, 2023, the Company was in compliance with all of its financial covenants.

Notes Payable

As of September 30, 2023, the Company had aggregate principal outstanding of $40.3 million under its Note Agreement (“the Note Agreement”) with PGIM, Inc (formerly Prudential Investment Management, Inc.) its affiliates and managed accounts (collectively, “Prudential”) consisting of $5.3 million in principal outstanding from the $25.0 million Series A notes issued in May 2015, $5.0 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 and $30.0 million in principal outstanding from the $30.0 million Series C notes issued in September 2021.

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Note Agreement). As of September 30, 2023, the Company was in compliance with all of its financial covenants.

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

As of September 30, 2023, the Company had not issued any notes under the Shelf Agreement and was in compliance with all of its financial covenants.

10. Operating Leases:

As of September 30, 2023, the Company leases its Minnesota corporate headquarters in a facility with an operating lease that expires in December 2029. The remaining lease term for this lease is 6.25 years and the discount rate is 5.5%. The Company recognized $877,600 and $910,500 of rent expense for the periods ended September 30, 2023 and September 24, 2022, respectively.

Maturities of operating lease liabilities is as follows for the remainder of fiscal 2023 and full fiscal years thereafter as of September 30, 2023:

Operating Lease Liabilities expected to be recognized in	Amount
2023	$194,300
2024	784,400
2025	806,000
2026	828,200
2027	851,100
Thereafter	1,773,200
Total lease payments	5,237,200
Less imputed interest	(869,200)
Present value of lease liabilities	$4,368,000

Of the $4.4 million operating lease liability outstanding at September 30, 2023, $0.5 million is included in Accrued liabilities in the Current liabilities section of the Consolidated Condensed Balance Sheets.

Supplemental cash flow information related to our operating leases is as follows for the period ended September 30, 2023:

	Nine Months Ended
	September 30, 2023	September 24, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow outflow from operating leases	$569,000	$553,900

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

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Revenue:
Franchising	$21,025,900	$19,402,400	$59,254,900	$54,439,300
Other	1,291,900	1,762,100	3,948,700	5,845,800
Total revenue	$22,317,800	$21,164,500	$63,203,600	$60,285,100

Reconciliation to operating income:
Franchising segment contribution	$13,971,400	$13,346,800	$37,562,800	$36,289,900
Other operating segment contribution	1,151,100	1,074,300	3,198,900	3,924,500
Total operating income	$15,122,500	$14,421,100	$40,761,700	$40,214,400

12. Subsequent Events:

On October 18, 2023, the Company’s Board of Directors approved the payment of a $9.40 per share special cash dividend (the “2023 Special Dividend”) to shareholders of record at the close of business November 15, 2023, which will be paid on December 1, 2023. The 2023 Special Dividend will be approximately $32.8 million based on the current number of shares outstanding and is expected to be financed by cash on hand.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Winmark – the Resale Company is focused on sustainability and small business formation. As of September 30, 2023, we had 1,312 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands. Our franchise business is not capital intensive and is designed to generate consistent, recurring revenue and strong operating margins.

The financial criteria that management closely tracks to evaluate current business operations and future prospects include royalties and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees. During the first nine months of 2023, our royalties increased $3.8 million or 7.8% compared to the first nine months of 2022.

Management continually monitors the level and timing of selling, general and administrative expenses. The major components of selling, general and administrative expenses include salaries and benefits, advertising, conferences, travel, occupancy, legal and professional fees. During the first nine months of 2023, selling, general and administrative expenses increased $2.0 million, or 12.1% compared to the first nine months of 2022.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals. The following is a summary of our net store growth and renewal activity for the first nine months ended September 30, 2023:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/31/2022	OPENED	CLOSED	9/30/2023	RENEWAL	RENEWALS	% RENEWED
Plato’s Closet	500	8	(3)	505	48	48	100%
Once Upon A Child	406	7	(1)	412	34	34	100%
Play It Again Sports	281	13	(3)	291	26	26	100%
Style Encore	71	—	(4)	67	12	11	92%
Music Go Round	37	—	—	37	5	5	100
Total Franchised Stores	1,295	28	(11)	1,312	125	124	99%

Renewal activity is a key focus area for management. Our franchisees sign 10-year agreements with us. The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties. During the first nine months of 2023, we renewed 124 of the 125 franchise agreements available for renewal.

Our ability to grow our operating income is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchises, and (iii) control our selling, general and administrative expenses.

In May 2021, we made the decision to no longer solicit new leasing customers and pursue an orderly run-off of our middle-market leasing portfolio. Leasing income net of leasing expense for the first nine months of 2023 was $3.6 million compared to $5.0 million in the first nine months of 2022. Given the decision to run-off the portfolio, we anticipate that leasing income net of leasing expense will continue to decrease through the run-off period.

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022

Revenue:
Royalties	86.1%	84.4%	84.0%	81.7%
Leasing income	5.8	8.3	6.2	9.7
Merchandise sales	4.5	3.5	5.7	4.5
Franchise fees	1.5	1.7	1.8	1.9
Other	2.1	2.1	2.3	2.2
Total revenue	100.0	100.0	100.0	100.0

Cost of merchandise sold	(4.2)	(3.4)	(5.3)	(4.2)
Leasing expense	—	(1.8)	(0.6)	(1.5)
Provision for credit losses	—	0.1	—	0.1
Selling, general and administrative expenses	(28.0)	(26.8)	(29.6)	(27.7)
Income from operations	67.8	68.1	64.5	66.7
Interest expense	(3.4)	(3.9)	(3.7)	(3.4)
Interest and other income	1.7	0.1	1.3	—
Income before income taxes	66.1	64.3	62.1	63.3
Provision for income taxes	(16.1)	(15.3)	(13.9)	(14.8)
Net income	50.0%	49.0%	48.2%	48.5%

Comparison of Three Months Ended September 30, 2023 to Three Months Ended September 24, 2022

Revenue

Revenues for the quarter ended September 30, 2023 totaled $22.3 million compared to $21.2 million for the comparable period in 2022.

Royalties and Franchise Fees

Royalties increased to $19.2 million for the third quarter of 2023 from $17.9 million for the third quarter of 2022, a 7.6% increase. The increase is primarily from higher franchisee retail sales and from having additional franchise stores in the third quarter of 2023 compared to the same period in 2022.

Franchise fees of $0.3 million for the third quarter of 2023 were comparable to $0.3 million for the third quarter of 2022.

Leasing Income

Leasing income decreased to $1.3 million for the third quarter of 2023 compared to $1.8 million for the same period in 2022. The decrease is primarily due to lower levels of equipment sales to customers.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales increased to $1.0 million for the third quarter of 2023 compared to $0.7 million in the same period of 2022. The increase is due primarily to an increase in technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold increased to $0.9 million for the third quarter of 2023 compared to $0.7 million in the same period of 2022. The increase is due to an increase in Direct Franchise Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the third quarter of 2023 and 2022 was 93.7% and 96.2%, respectively.

Leasing Expense

Leasing expense decreased to $11,000 for the third quarter of 2023 compared to $0.4 million for the third quarter of 2022. The decrease was due to a decrease in depreciation on operating leases and a decrease in the associated cost of equipment sales to customers discussed above.

Selling, General and Administrative

Selling, general and administrative expenses increased 10.2% to $6.2 million in the third quarter of 2023 compared to $5.7 million in the same period of 2022. The increase was primarily due to increases in advertising related expenses and outside services.

Interest Expense

Interest expense of $0.8 million for the third quarter of 2023 was comparable to $0.8 million for the third quarter of 2022.

Income Taxes

The provision for income taxes was calculated at an effective rate of 24.4% and 23.9% for the third quarter of 2023 and 2022, respectively. The increase is primarily due to lower benefits on the exercise of non-qualified stock options.

Comparison of Nine Months Ended September 30, 2023 to Nine Months Ended September 24, 2022

Revenue

Revenues for the first nine months of 2023 totaled $63.2 million compared to $60.3 million for the comparable period in 2022.

Royalties and Franchise Fees

Royalties increased to $53.1 million for the first nine months of 2023 from $49.2 million for the first nine months of 2022, a 7.8% increase. The increase in royalties is primarily from higher franchisee retail sales and from having additional franchised stores in the first nine months of 2023 compared to the same period last year.

Franchise fees of $1.1 million for the first nine months of 2023 were comparable to $1.2 million for the first nine months of 2022.

Leasing Income

Leasing income decreased to $3.9 million for the first nine months of 2023 compared to $5.8 million for the same period in 2022. The decrease is primarily due to a decrease in selling profit on the commencement of sales type leases and lower levels of equipment sales to customers, partially offset by an increase in operating lease income when compared to the same period last year.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales increased to $3.6 million for the first nine months of 2023 compared to $2.7 million in the same period of 2022. The increase is primarily due to an increase in buying group and technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold increased to $3.4 million for the first nine months of 2023 compared to $2.6 million in the same period of 2022. The increase is due to an increase in Direct Franchise Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first nine months of 2023 and 2022 was 93.6% and 95.0%, respectively.

Leasing Expense

Leasing expense decreased to $0.4 million for the first nine months of 2023 compared to $0.9 million for the first nine months of 2022. The decrease was due to a decrease in depreciation on operating leases and a decrease in the associated cost of equipment sales to customers discussed above.

Selling, General and Administrative

Selling, general and administrative expenses increased 12.1% to $18.7 million in the first nine months of 2023 compared to $16.7 million in the same period of 2022. The increase was primarily due to an increase in conference expenses, as we returned to holding an in-person conference for our apparel brands for the first time since the Covid-19 outbreak, advertising related expenses, outside services and amortization expense.

Interest Expense

Interest expense was $2.3 million for the first nine months of 2023 compared to $2.0 million for the first nine months of 2022. The increase is primarily due to higher average corporate borrowings when compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 22.3% and 23.4% for the first nine months of 2023 and 2022, respectively. The decrease is primarily due to higher tax benefits on the exercise of non-qualified stock options.

Segment Comparison of Three Months Ended September 30, 2023 to Three Months Ended September 24, 2022

Franchising Segment Operating Income

The franchising segment’s operating income for the third quarter of 2023 increased to $14.0 million from $13.3 million for the third quarter of 2022. The increase in segment contribution was due to increased royalty revenues, partially offset by an increase in selling, general and administrative expenses.

Other Operating Segment Income

The other operating segment income for the third quarter of 2023 increased to $1.2 million from $1.1 million for the third quarter of 2022. The increase in segment contribution was due to a decrease in selling, general and administrative expenses.

Segment Comparison of Nine Months Ended September 30, 2023 to Nine Months Ended September 24, 2022

Franchising Segment Income

The franchising segment operating income for the first nine months of 2023 increased to $37.6 million from $36.3 million for the first nine months of 2022. The increase in segment contribution was due to increased royalty revenues, partially offset by an increase in selling, general and administrative expenses.

Other Operating Segment Income

The other operating segment income for the first nine months of 2023 decreased to $3.2 million from $3.9 million for the first nine months of 2022. The decrease in segment contribution was due to a decrease in leasing income net of leasing expenses, partially offset by a decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flows from operations and borrowings. The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and amortization and compensation expense related to stock options.

We ended the third quarter of 2023 with $40.6 million in cash, cash equivalents and restricted cash compared to $17.0 million in cash, cash equivalents and restricted cash at the end of the third quarter of 2022.

Operating activities provided $35.2 million of cash during the first nine months of 2023, compared to $34.2 million provided during the same period last year.

Investing activities used $0.3 million of cash during the first nine months of 2023. The 2023 activities consisted of the purchase of property and equipment.

Financing activities used $8.0 million of cash during the first nine months of 2023. Our most significant financing activities during the first nine months of 2023 consisted of $8.0 million for the payment of dividends and payments on notes payable of $3.2 million; partially offset by $3.2 million of proceeds from exercise of stock options. (See Note 8 — “Shareholders’ Equity (Deficit),” and Note 9 — “Debt”).

Our debt facilities include a Line of Credit with CIBC Bank USA and a Note Agreement and Shelf Agreement with Prudential. These facilities have been and will continue to be used for general corporate purposes, are secured by a lien against substantially all of our assets, contain customary financial conditions and covenants, and require maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the agreements governing the facilities). As of September 30, 2023, we were in compliance with all of the financial covenants under the Line of Credit, the Note Agreement and the Shelf Agreement.

The Line of Credit provides for up to $20.0 million in revolving loans and $30.0 million in delayed draw term loans. As of September 30, 2023, we had no revolving loans outstanding, and had delayed draw term loan borrowings totaling $30.0 million that mature in 2029.

The Shelf Agreement allows us to offer privately negotiated senior notes to Prudential in an aggregate principal amount up to (i) $100.0 million, less (ii) the aggregate principal amount of notes outstanding at such point (including notes outstanding under the Note Agreement, which at September 30, 2023 was $40.3 million). As of September 30, 2023, we had not issued any notes under the Shelf Agreement. Of the $40.3 million of principal outstanding under the Note Agreement, $10.3 million amortizes over the remainder of 2023 through 2027, and $30.0 million matures in 2028.

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

Forward Looking Statements

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, the Company’s belief that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, as well as its disclosures regarding market rate risk are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act. Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements. Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions. See the section appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 entitled “Risk Factors” and Part II, Item 1A in this Report for a more complete discussion of certain factors that may cause the Company’s actual results to differ from those in its forward looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to revise or update publicly any forward looking statements for any reason.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At September 30, 2023, the Company’s Line of Credit with CIBC Bank USA included a commitment for revolving loans of $20.0 million. The interest rates applicable to revolving loans are based on either the bank’s base rate or SOFR for short-term borrowings (twelve months or less). The Company had no revolving loans outstanding at September 30, 2023 under this Line of Credit. The Company had no interest rate derivatives in place at September 30, 2023. The Company’s fixed rate debt exposes the company to changes in the market interest rate only to the extent that the Company may need to refinance maturing debt with new debt at a higher rate.

None of the Company’s cash and cash equivalents at September 30, 2023 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the nine months ended September 30, 2023. During fiscal 2022, less than 8% of the Company’s total revenues and 1% of expenses were denominated in a foreign currency. Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $628,000. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company’s common stock repurchases during the third quarter of 2023.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

July 2, 2023 to August 5, 2023	—	$—	—	78,600
August 6, 2023 to September 2, 2023	—	$—	—	78,600
September 3, 2023 to September 30, 2023	—	$—	—	78,600
(1)	The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date. The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and as of September 30, 2023 was limited to 5,400,000 shares, of which 78,600 may still be repurchased.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Shareholders’ Equity (Deficit), (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended September 30, 2023, formatted in Inline XBRL (contained in Exhibit 101).

*Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINMARK CORPORATION

Date: October 18, 2023	By:	/s/ Brett D. Heffes
Brett D. Heffes Chair of the Board and Chief Executive Officer (principal executive officer)

Date: October 18, 2023	By:	/s/ Anthony D. Ishaug
		Anthony D. Ishaug Executive Vice President Chief Financial Officer and Treasurer (principal financial and accounting officer)