Form 10-K
period 2023-12-30
WINMARK CORP
filed 2024-02-28
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2023, or

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

Large accelerated filer ☒ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $759,915,375.

Shares of no par value Common Stock outstanding as of February 26, 2024: 3,497,430 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 24, 2024 have been incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

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

PART I

ITEM 1:     BUSINESS

Background

Winmark – the Resale Company® (Winmark Corporation, Winmark or the Company), is a nationally recognized franchisor focused on sustainability and small business formation. We champion and guide entrepreneurs interested in operating one of our award winning resale franchises: Plato’s Closet®, Once Upon A Child®, Play It Again Sports®, Style Encore® and Music Go Round®. At December 30, 2023, there were 1,319 franchises in operation in the United States and Canada and over 2,800 available territories. Our mission is to provide Resale for Everyone™.

Each of our resale brands emphasizes consumer value by offering high-quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers’ used goods that have been outgrown or are no longer used. Our concepts also offer a limited amount of new merchandise to customers. For over 30 years, we have offered a sustainable solution for consumers to recycle their gently used clothing, toys, sporting goods and musical instruments. We estimate that, since 2010, stores in our resale brands have extended the lives of over 1.7 billion items. We continue to enhance our franchise model and provide our franchisees with the technology, tools and training to profitably expand their operations and evolve towards being a multi-channel retailer.

Our significant assets are located within the United States, and we generate the majority of revenues from United States operations. Revenues from Canadian franchisees in 2023, 2022 and 2021 were approximately $6.8 million, $6.4 million and $4.9 million, respectively. For additional financial information, please see Item 8 — Financial Statements and Supplementary Data. We were incorporated in Minnesota in 1988.

Operations

We currently franchise five brands:

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

	System-Wide Sales
	(in millions)
	2021	2022	2023
Plato’s Closet	$594.4	$638.8	$647.6
Once Upon A Child	420.3	466.2	504.8
Play It Again Sports	300.7	324.1	328.2
Style Encore	49.4	58.1	59.2
Music Go Round	41.8	47.1	49.2
	$1,406.6	$1,534.3	$1,589.0

We have developed an e-commerce platform that allows franchisees of our Music Go Round, Play It Again Sports and Style Encore brands to market and sell in-store product inventory online. Consumers that visit musicgoround.com, playitagainsports.com or style-encore.com can find all product listed by participating stores in one convenient location. All product listings are available for in-store pickup, and certain products may be available for shipment. Our e-commerce platform assists our franchisees in marketing, increasing brand awareness, and driving consumers to local stores, which provides further opportunities for our stores to purchase product from consumers. Additionally, our franchisees use other vehicles to drive non-store sales including social media platforms (Facebook and Instagram) as well as third-party e-commerce platforms (Shopify) and marketplaces (eBay).

The following table presents the royalties and franchise fees contributed by each of our brands for the past three years and the corresponding percentage of consolidated revenues for each such year:

	Total Royalties and Franchise Fees
	(in millions)			% of Consolidated Revenue
	2021	2022	2023	2021	2022	2023
Plato’s Closet	$26.8	$29.4	$30.2	34.3%	36.2%	36.3%
Once Upon A Child	18.9	21.1	23.1	24.1	25.9	27.7
Play It Again Sports	12.6	13.6	13.8	16.1	16.7	16.6
Style Encore	2.7	3.1	3.1	3.4	3.8	3.8
Music Go Round	1.3	1.5	1.5	1.7	1.8	1.8
	$62.3	$68.7	$71.7	79.6%	84.4%	86.2%

The following table presents a summary of our net store growth and renewal activity for the fiscal year ended December 30, 2023:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/31/2022	OPENED	CLOSED	12/30/2023	RENEWAL	RENEWALS	% RENEWED
Plato’s Closet	500	11	(5)	506	65	65	100%
Once Upon A Child	406	11	(1)	416	54	54	100%
Play It Again Sports	281	17	(4)	294	34	34	100%
Style Encore	71	—	(5)	66	18	17	94%
Music Go Round	37	—	—	37	6	6	100%
Total Franchised Stores(1)	1,295	39	(15)	1,319	177	176	99%

(1)	All stores are owned and operated by franchisees. Winmark does not own or operate any corporate stores.

Of the 1,319 total franchised stores as of December 30, 2023, 149 were located in Canada.

Sustainability

As a leader in the circular economy, we have been at the forefront of the sustainability movement for over 30 years. Our franchise brands offer customers a better way to keep their clothes, sporting goods and music equipment out of landfills and in use for a fuller, longer product lifespan. In 2023 alone, stores across our five resale brands extended the lives of over 182 million items of clothing, toys, books, musical instruments and sports equipment. Our high-quality franchised stores give consumers an easier way to buy and sell used goods within their local communities without placing demands on wasteful production. In turn, this means less water and energy consumption, giving consumers a way to help cut down on pollution and greenhouse gas emissions.

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

At December 30, 2023, we had 71 signed franchise agreements, of which the majority are expected to open in 2024.

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

We provide centralized buying services, which on a limited basis include credit and billing for the Play It Again Sports franchisees. Our Play It Again Sports franchise system uses several major vendors for new product including Bowflex, Wilson Sporting Goods, Champro Sports, Rawlings/Easton, CCM Hockey and Bauer Hockey. The loss of any of the above vendors would change the vendor mix, but not significantly change our products offered.

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

Each franchisee must execute our franchise agreement and pay an initial franchise fee. At December 30, 2023, the franchise fee for all brands was $25,000 for an initial store in the U.S. and $34,000CAD for an initial store in Canada. Once a franchisee opens its initial store, it can open additional stores, in any brand, by paying a $15,000 franchise fee for a store in the U.S. and $20,500CAD for a store in Canada, provided an acceptable territory is available and the franchisee meets the brand’s additional store standards. The franchise fee for our initial store and additional store in Canada is based upon the exchange rate applied to the United States franchise fee on the last business day of the preceding fiscal year. The franchise fee in March 2024 for an initial store in Canada will be $33,200CAD, and an additional store in Canada will be $20,000CAD. Typically, the franchisee’s initial store is open for business approximately 10 to 14 months from the date the franchise agreement is signed. The franchise agreement has an initial term of 10 years, with subsequent 10-year renewal periods, and grants the franchisee an exclusive geographic area, which will vary in size depending upon population, demographics and other factors. Under current franchise agreements, franchisees of the respective brands are required to pay us weekly continuing fees (royalties) equal to the percentage of gross sales outlined in their Franchise Agreements, generally ranging from 4% to 5% for all of our brands.

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

We believe that renewing a significant number of these franchise relationships is important to the success of the Company. During the past three years, we renewed over 99% of franchise agreements up for renewal.

Competition

Retailing, including the sale of apparel, sporting goods and musical instruments, is highly competitive. Many retailers have substantially greater financial and other resources than we do. Our franchisees compete with established, locally owned retail stores, discount chains and traditional retail stores for sales of new merchandise. Full line retailers generally carry little or no used merchandise. Resale, thrift and consignment shops and garage and rummage sales offer competition to our franchisees for the sale of used merchandise. Also, our franchisees increasingly compete with online used and new goods marketplaces such as eBay, craigslist, facebook Marketplace, Poshmark, thredUP, Amazon and many others. More recently, retail and consumer apparel brands themselves have been participating (mostly through e-commerce) in developing platforms to sell previously used items. These have been done on their own or in connection with a technology partner.

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

Equipment Leasing Operations

Our leasing operations consist of a middle-market leasing business through Winmark Capital Corporation, which is a wholly-owned subsidiary.

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

Trademarks and Service Marks

We have various trademark registrations and pending trademark applications for registration, including Plato’s Closet®, Once Upon A Child®, Play It Again Sports®, Style Encore®, Music Go Round®, Winmark®, Winmark – the Resale Company®, and Resale for Everyone®, among others. These marks are of considerable value to our business. We intend to protect our service marks by appropriate legal action where and when necessary. Each service mark registration must be renewed every 10 years. We have taken, and intend to continue to take, all steps necessary to renew the registration of all our material service marks.

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

Human Capital Resources

Human capital resources are an integral and essential component of our business.  As of December 30, 2023, we employed 83 employees. None of these employees are covered by a collective bargaining agreement. Our franchisees are independent business owners, therefore, they and their employees are not included in our employee count and are not employees of Winmark Corporation.

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

We recognize the benefits of and are committed to a culture of diversity and inclusion, where each individual is valued for their own unique perspective and experiences.  As of December 30, 2023, 55% of our overall employee count and 53% of our management team identify as female. Additionally, we provide training to our management team and employees regarding diversity and inclusion and we continue to actively work to increase representation among underrepresented demographic groups within our employee base.

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

We are dependent on franchise renewals.

Each of our franchise agreements is 10 years long. At the end of the term of each franchise agreement, each franchisee may, if certain conditions are met, “renew” the franchise relationship by signing a new 10-year franchise agreement. As of December 30, 2023 each of our five brands have the following number of franchise agreements that will expire over the next three years:

	2024	2025	2026
Plato’s Closet	56	44	40
Once Upon A Child	51	44	50
Play It Again Sports	22	20	14
Music Go Round	2	4	6
Style Encore	15	8	6
	146	120	116

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

The terms of our line of credit/term loan and note facilities impose certain operating and financial restrictions on us and require us to meet certain financial tests including tests related to minimum levels of debt service coverage and maximum levels of leverage. As of December 30, 2023, we were in compliance with all of our financial covenants under these facilities; however, failure to comply with these covenants in the future may result in default under one or both of these sources of capital and could result in acceleration of the related indebtedness. Any such acceleration of indebtedness would have an adverse impact on our business activities and financial condition.

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

Our stock price will fluctuate, and at times these fluctuations may be volatile.

The prices of markets and individual equities tend to fluctuate. These fluctuations commonly reflect events, many of which may be fully or partially outside of our control, that may change investor's perception of our future earnings growth prospects, including changes in economic conditions, ability to execute business strategy, the impacts of public policy, investor sentiment, competitive dynamics, and many other factors. While the sources of stock price fluctuation can be common across companies, the magnitude of these fluctuations can vary for different companies.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C: CYBERSECURITY

We deploy several processes for assessing, identifying and managing material risks from cybersecurity threats. These processes include, but are not limited to, security assessments, physical access restrictions, internal and external penetration testing, endpoint detection and response, and employee security awareness programs and training.

Our cybersecurity processes have been integrated into our overall risk management processes, and we engage assistance from third parties as we deem necessary or appropriate. We believe that we have processes in place to oversee and identify risks from cybersecurity threats associated with our use of third-party services providers to our business. See Item 1A: Risk Factors for further discussion regarding data security risks.

Our Information Technology team, under the direction of the Chief Financial Officer and with the assistance of industry-leading third parties with over 20 years of expertise, is tasked with monitoring cybersecurity and operational risks related to information security and system disruption. They have many years of experience in various technology-related functions including security, auditing, compliance and systems. Our Executive Leadership team is briefed regularly on information security, including discussion of processes such as those listed above to monitor the prevention, detection, mitigation and remediation of cybersecurity incidents.

Our Board of Directors is charged with providing oversight of our risk management process. Specifically, the Audit Committee is primarily responsible for overseeing the risk management function, including risks from cybersecurity threats. Periodically, the Audit Committee reviews risk assessments, including cybersecurity risks, prepared by management and/or third-party providers.

There have been no previous cybersecurity incidents which have materially affected us to date, including our business strategy, results of operations or financial condition. However, any future potential risks from cybersecurity threats, including but not limited to exploitation of vulnerabilities, ransomware, denial of service, or other similar threats may materially affect us, including our execution of business strategy, reputation, results of operations and/or financial condition.

ITEM 2:     PROPERTIES

We lease 41,016 square feet at our headquarters facility in Minneapolis, Minnesota. We are obligated to pay rent monthly under the lease, and will pay an average of $840,500 annually over the remaining term that expires in 2029. We are also obligated to pay estimated taxes and operating expenses as described in the lease, which change annually. The total rentals, taxes and operating expenses paid may increase if we exercise any of our rights to acquire additional space described in the lease. Our facilities are sufficient to meet our current and immediate future needs.

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

At February 26, 2024, there were approximately 52 shareholders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

October 1, 2023 to November 4, 2023	—	$—	—	78,600
November 5, 2023 to December 2, 2023	—	$—	—	78,600
December 3, 2023 to December 30, 2023	—	$—	—	78,600
(1)	The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date. The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and as of December 30, 2023 was limited to 5,400,000 shares, of which 78,600 may still be repurchased.

The table set forth in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matter” of this Annual Report is also incorporated herein by reference.

Performance Graph

In accordance with the rules of the SEC, the following graph compares the performance of our common stock on the NASDAQ stock market to the NASDAQ US Benchmark TR composite index and to the NASDAQ US Benchmark Retail TR industry index, of which we are a component. The graph compares on an annual basis the cumulative total shareholder return on $100 invested on December 29, 2018 though our fiscal year ended December 30, 2023 and assumes reinvestment of all dividends. The performance graph is not necessarily indicative of future investment performance.

ITEM 6:     [RESERVED]

None.

ITEM 7:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements and should be read in conjunction with those consolidated financial statements. This section of this 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-date comparisons between 2022 and 2021 that are not included in this Form 10-K, can be found in ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Overview

Winmark – the Resale Company is focused on sustainability and small business formation. As of December 30, 2023, we had 1,319 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands. Our business is not capital intensive and is designed to generate consistent, recurring revenue and strong operating margins.

The financial criteria that management closely tracks to evaluate current business operations and future prospects include royalties and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees. During 2023, our royalties increased $3.1 million or 4.6% compared to 2022.

Management continually monitors the level and timing of selling, general and administrative expenses. The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, travel, occupancy, legal and professional fees. During 2023, selling, general and administrative expense increased $2.0 million, or 8.4%, compared to the same period last year.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals. The following is a summary of our net store growth and renewal activity for the fiscal year ended December 30, 2023:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/31/2022	OPENED	CLOSED	12/30/2023	RENEWAL	RENEWALS	% RENEWED
Plato’s Closet	500	11	(5)	506	65	65	100%
Once Upon A Child	406	11	(1)	416	54	54	100%
Play It Again Sports	281	17	(4)	294	34	34	100%
Style Encore	71	—	(5)	66	18	17	94%
Music Go Round	37	—	—	37	6	6	100%
Total Franchised Stores(1)	1,295	39	(15)	1,319	177	176	99%

(1)	All stores are owned and operated by franchisees. Winmark does not own or operate any corporate stores.

Renewal activity is a key focus area for management. Our franchisees sign 10-year agreements with us. The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties. In 2023, we renewed 99% of franchise agreements up for renewal. This percentage of renewal has ranged between 99% and 100% during the last three years.

Our ability to grow our operating income is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchises, and (iii) control our selling, general and administrative expenses. A detailed description of the risks to our business along with other risk factors can be found in Item 1A “Risk Factors”.

In May 2021, we made the decision to no longer solicit new leasing customers and will pursue an orderly run-off of our middle-market leasing portfolio. Leasing income net of leasing expense for the fiscal year of 2023 was $4.4 million compared to $6.0 million in 2022. Our leasing portfolio (net investment in leases – current and long-term), was $0.1 million at December 30, 2023 compared to $0.3 million at December 31, 2022. Given the decision to run-off the portfolio, we anticipate that leasing income net of leasing expense and the size of the leasing portfolio will continue to decrease through the run-off period. See Note 3 – “Investment in Leasing Operations” for information regarding the lease portfolio, including future minimum lease payments receivable under lease contracts and the amortization of unearned lease income.

Results of Operations

The following table sets forth selected information from our Consolidated Statements of Operations expressed as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Fiscal Year Ended		Fiscal 2023
	December 30,	December 31,	over (under)
	2023	2022	2022
Revenue:
Royalties	84.4%	82.5%	4.6%
Leasing income	5.7	8.5	(31.3)
Merchandise sales	5.7	4.8	21.4
Franchise fees	1.8	1.9	(4.0)
Other	2.4	2.3	8.0
Total revenue	100.0	100.0	2.3

Cost of merchandise sold	(5.3)	(4.6)	20.2
Leasing expense	(0.5)	(1.2)	(59.5)
Provision for credit losses	-	0.1	(90.3)
Selling, general and administrative expenses	(30.2)	(28.4)	8.4
Income from operations	64.0	65.9	(0.6)
Interest expense	(3.7)	(3.6)	6.0
Interest and other income	1.4	0.1	1,269.3
Income before income taxes	61.7	62.4	1.1
Provision for income taxes	(13.4)	(14.0)	(1.5)
Net income	48.3%	48.4%	1.9%

Revenue

Revenues for the year ended December 30, 2023 totaled $83.2 million compared to $81.4 million in 2022.

Royalties and Franchise Fees

Royalties increased to $70.2 million for 2023 from $67.1 million for the same period in 2022, a 4.6% increase. The increase is primarily due to higher franchisee retail sales and from having additional franchise stores in 2023 compared to 2022. Fiscal 2023 was a 52-week year compared to a 53-week year in fiscal 2022, which also impacted the comparability of royalty revenue.

Franchise fees of $1.5 million for 2023 were comparable to $1.6 million for 2022. Franchise fees include initial franchise fees from the sale of new franchises and transfer fees related to the transfer of existing franchises. Franchise fee revenue is recognized over the estimated life of the franchise, beginning when the franchise opens. An overview of retail brand franchise fees is presented in the Operations subsection of the Business section (Item 1).

Leasing Income

Leasing income decreased to $4.8 million in 2023 compared to $6.9 million for the same period in 2022. The decrease is primarily due to a decrease in selling profit on the commencement of sales type leases and lower levels of equipment sales to customers, partially offset by an increase in operating lease income when compared to last year.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales increased to $4.8 million in 2023 from $3.9 million in 2022. The increase is due to an increase in technology and buying group purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold increased to $4.5 million in 2023 from $3.7 million in 2022. The increase was due to an increase in Direct Franchisee Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for 2023 and 2022 was 93.7% and 94.7%, respectively.

Leasing Expense

Leasing expense decreased to $0.4 million in 2023 compared to $1.0 million in 2022. The decrease was primarily due to a decrease in depreciation on operating leases and a decrease in the associated cost of equipment sales to customers noted above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 8.4% to $25.1 million in 2023 from $23.2 million in 2022. The increase was primarily due to an increase in conference expenses, as we returned to holding an in-person conference for our apparel brands for the first time since the Covid-19 outbreak, advertising related expenses, outside services and amortization expense.

Interest Expense

Interest expense was $3.1 million in 2023 compared to $2.9 million in 2022. The increase is primarily due to higher average corporate borrowings when compared to last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 21.8% and 22.4% for 2023 and 2022, respectively. The decrease is primarily due to higher tax benefits on the exercise of non-qualified stock options.

Segment Comparison of Fiscal Years 2023 and 2022

As of December 30, 2023, we have one reportable operating segment, franchising, and one non-reportable operating segment. The franchising segment franchises value-oriented retail store concepts that buy, sell and trade merchandise. The non-reportable operating segment includes our equipment leasing business. Segment reporting is intended to give financial statement users a better view of how we manage and evaluate our businesses. Our internal management reporting is the basis for the information disclosed for our operating segments. The following tables summarize financial information by segment and provide a reconciliation of segment contribution to income from operations:

	Year Ended
	December 30, 2023	December 31, 2022
Revenue:
Franchising	$78,477,300	$74,473,100
Other	4,766,200	6,937,700
Total revenue	$83,243,500	$81,410,800

Reconciliation to income from operations:
Franchising segment contribution	$49,375,900	$49,007,900
Other operating segment contribution	3,904,700	4,604,900
Total income from operations	$53,280,600	$53,612,800

Revenues are all generated from United States operations other than franchising revenue from Canadian operations of $6.8 million and $6.4 million in each of fiscal 2023 and 2022, respectively.

Franchising Segment Operating Income

The franchising segment’s 2023 operating income increased by $0.4 million, or 0.8%, to $49.4 million from $49.0 million for 2022. The increase in segment contribution was primarily due to increased royalty revenues, partially offset by an increase in selling, general and administrative expenses.

Other Segment Operating Income

The other segment operating income for 2023 decreased by $0.7 million, or 15.2%, to $3.9 million from $4.6 million for 2022. The decrease in segment contribution was due to a decrease in leasing income net of leasing expense, partially offset by a decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings. The components of the Consolidated Statements of Operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and amortization and compensation expense related to stock options.

We ended 2023 with $13.4 million in cash, cash equivalents and restricted cash compared to $13.7 million in cash, cash equivalents and restricted cash at the end of 2022.

Operating activities provided $44.0 million of cash during 2023 compared to $43.8 million provided during 2022.

Investing activities used $0.4 million of cash during 2023 compared to $3.7 million used during 2022.

Financing activities used $43.9 million of cash during 2023 compared to $37.9 million used during 2022. Our most significant financing activities over the past two years have consisted of net borrowings/payments on our debt facilities, the payment of dividends, repurchase of common stock, and net proceeds received from the exercise of stock options. During 2023, we paid $43.7 million in cash dividends (including a $9.40 per share special cash dividend; the “2023 Special Dividend”), and paid $4.3 million on notes payable; partially offset by $4.0 million of proceeds from the exercise of stock options. (See Note 6 — “Shareholders’ Equity (Deficit)” and Note 7 — “Debt”).

We have debt obligations and future operating lease commitments for our corporate headquarters. As of December 30, 2023, we had no other material outstanding commitments. (See Note 12 — “Commitments and Contingencies”). The following table summarizes our significant future contractual obligations at December 30, 2023:

	Payments due by period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Contractual Obligations
Line of Credit/Term loan(1)(3)	$37,372,900	$1,395,500	$2,791,000	$2,791,000	$30,395,400
Notes Payable(2)(3)	44,413,700	5,604,800	6,178,000	32,630,900	—
Operating Lease Obligations	5,042,900	784,400	1,634,200	1,725,700	898,600
Total Contractual Obligations	$86,829,500	$7,784,700	$10,603,200	$37,147,600	$31,294,000
(1)	Includes interest payable monthly at rates ranging from 4.60% to 4.75%.
(2)	Includes interest payable quarterly at rates ranging from 3.18% to 5.50% assuming principal payments in accordance with amortizing schedules.
(3)	Refer to Part II, Item 8 in this report under Note 7 — “Debt” for additional information regarding long-term debt.

Our debt facilities include a Line of Credit with CIBC Bank USA and a Note Agreement and Shelf Agreement with Prudential. These facilities have been and will continue to be used for general corporate purposes, are secured by a lien against substantially all of our assets, contain customary financial conditions and covenants, and require maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the agreements governing the facilities). As of December 30, 2023, we were in compliance with all of the financial covenants under the Line of Credit, the Note Agreement and the Shelf Agreement.

The Line of Credit provides for up to $20.0 million in revolving loans and $30.0 million in delayed draw term loans. As of December 30, 2023, we had no revolving loans outstanding, and had delayed draw term loan borrowings totaling $30.0 million that mature in 2029.

The Shelf Agreement allows us to offer privately negotiated senior notes to Prudential in an aggregate principal amount up to (i) $100.0 million, less (ii) the aggregate principal amount of notes outstanding at such point (including notes outstanding under the Note Agreement, which at December 30, 2023 was $39.2 million). As of December 30, 2023, we had not issued any notes under the Shelf Agreement. Of the $39.2 million of principal outstanding under the Note Agreement, $9.2 million amortizes over 2024 through 2027, and $30.0 million matures in 2028.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales. The Company recognizes royalties as revenue when earned. At the end of each accounting period, royalty amounts due are based on franchisee sales information. As of December 30, 2023, the Company’s royalty receivable was $1,110,500.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue over the estimated life of the franchise, beginning when the franchise is opened. Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet. As of December 30, 2023, deferred franchise fee revenue was $7,088,700.

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies — Recently Issued Accounting Pronouncements”.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incurs financial markets risk in the form of interest rate risk. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At December 30, 2023, the Company’s line of credit with CIBC Bank USA included a commitment for revolving loans of $20.0 million. The interest rates applicable to revolving loans are based on either the bank’s base rate or SOFR for short-term borrowings (twelve months or less). The Company had no revolving loans outstanding at December 30, 2023 under this line of credit. The Company’s earnings would be affected by changes in short-term interest rates only in the event that it were to borrow amounts under this facility. With the Company’s borrowings at December 30, 2023, a one percent increase in short-term rates would have no impact on annual pretax earnings. The Company had no interest rate derivatives in place at December 30, 2023.

None of the Company’s cash and cash equivalents at December 30, 2023 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the year ended December 30, 2023, as approximately 8% of the Company’s total revenues and less than 1% of expenses were denominated in a foreign currency. Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $670,000. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Winmark Corporation and Subsidiaries

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$13,361,500	$13,615,600
Restricted cash	25,000	65,000
Receivables, less allowance for credit losses of $600 and $800	1,475,300	1,438,600
Net investment in leases - current	75,100	344,900
Income tax receivable	31,400	558,700
Inventories	386,100	770,600
Prepaid expenses	1,392,100	1,310,400
Total current assets	16,746,500	18,103,800
Net investment in leases — long-term	—	5,400
Property and equipment:
Furniture and equipment	3,602,900	3,484,200
Building and building improvements	2,952,100	2,952,100
Less - accumulated depreciation and amortization	(4,885,200)	(4,731,700)
Property and equipment, net	1,669,800	1,704,600
Operating lease right of use asset	2,425,900	2,716,000
Intangible assets, net	2,994,300	3,348,300
Goodwill	607,500	607,500
Other assets	471,300	429,700
Deferred income taxes	4,052,400	3,540,400
	$28,967,700	$30,455,700

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $32,100 and $32,100	$4,217,900	$4,217,900
Accounts payable	1,719,400	2,122,000
Accrued liabilities	2,858,200	2,611,700
Deferred revenue	1,666,100	1,643,900
Total current liabilities	10,461,600	10,595,500
Long-term Liabilities:
Line of credit/Term loan	30,000,000	30,000,000
Notes payable, net of unamortized debt issuance costs of $88,700 and $120,800	34,848,800	39,066,700
Deferred revenue	7,657,500	6,974,200
Operating lease liabilities	3,715,800	4,287,000
Other liabilities	1,440,100	1,164,400
Total long-term liabilities	77,662,200	81,492,300
Commitments and Contingencies (Note 12)	—	—
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,496,977 and 3,459,673 shares issued and outstanding	7,768,800	1,806,700
Retained earnings (accumulated deficit)	(66,924,900)	(63,438,800)
Total shareholders' equity (deficit)	(59,156,100)	(61,632,100)
	$28,967,700	$30,455,700

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Revenue:
Royalties	$70,230,700	$67,148,100	$60,779,300
Leasing income	4,766,200	6,937,700	11,148,300
Merchandise sales	4,761,100	3,921,600	3,100,100
Franchise fees	1,512,000	1,575,400	1,496,900
Other	1,973,500	1,828,000	1,691,600
Total revenue	83,243,500	81,410,800	78,216,200
Cost of merchandise sold	4,461,500	3,712,800	2,940,500
Leasing expense	398,300	984,700	1,850,300
Provision for credit losses	(5,600)	(57,900)	(206,600)
Selling, general and administrative expenses	25,108,700	23,158,400	22,295,800
Income from operations	53,280,600	53,612,800	51,336,200
Interest expense	(3,091,000)	(2,914,900)	(1,453,900)
Interest and other income (expense)	1,171,700	85,600	(15,000)
Income before income taxes	51,361,300	50,783,500	49,867,300
Provision for income taxes	(11,183,200)	(11,358,600)	(9,947,400)
Net income	$40,178,100	$39,424,900	$39,919,900
Earnings per share - basic	$11.55	$11.30	$10.87
Earnings per share - diluted	$11.04	$10.97	$10.48
Weighted average shares outstanding - basic	3,479,936	3,487,732	3,671,980
Weighted average shares outstanding - diluted	3,640,524	3,592,456	3,810,480

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

Fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 26, 2020	3,756,028	$9,281,800	$(20,660,500)	$(11,378,700)
Repurchase of common stock	(225,839)	(19,037,300)	(25,180,200)	(44,217,500)
Stock options exercised	105,617	8,320,000	—	8,320,000
Compensation expense relating to stock options	—	1,435,500	—	1,435,500
Cash dividends	—	—	(33,162,600)	(33,162,600)
Comprehensive income (Net income)	—	—	39,919,900	39,919,900
BALANCE, December 25, 2021	3,635,806	—	(39,083,400)	(39,083,400)
Repurchase of common stock	(226,165)	(4,597,400)	(44,522,400)	(49,119,800)
Stock options exercised	50,032	4,751,700	—	4,751,700
Compensation expense relating to stock options	—	1,652,400	—	1,652,400
Cash dividends	—	—	(19,257,900)	(19,257,900)
Comprehensive income (Net income)	—	—	39,424,900	39,424,900
BALANCE, December 31, 2022	3,459,673	1,806,700	(63,438,800)	(61,632,100)
Repurchase of common stock	—	—	—	—
Stock options exercised	37,304	4,009,700	—	4,009,700
Compensation expense relating to stock options	—	1,952,400	—	1,952,400
Cash dividends	—	—	(43,664,200)	(43,664,200)
Comprehensive income (Net income)	—	—	40,178,100	40,178,100
BALANCE, December 30, 2023	3,496,977	$7,768,800	$(66,924,900)	$(59,156,100)

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
OPERATING ACTIVITIES:
Net income	$40,178,100	$39,424,900	$39,919,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	418,700	411,400	430,600
Amortization of intangible assets	354,000	191,700	—
Provision for credit losses	(5,600)	(57,900)	(206,600)
Compensation expense related to stock options	1,952,400	1,652,400	1,435,500
Deferred income taxes	(512,000)	(287,700)	(1,362,000)
Gain from disposal of property and equipment	—	(9,400)	—
Deferred initial direct costs	—	—	(2,100)
Amortization of deferred initial direct costs	—	—	18,900
Operating lease right of use asset amortization	290,100	266,000	244,300
Tax benefits on exercised stock options	1,138,500	858,300	2,479,600
Change in operating assets and liabilities:
Receivables	(36,700)	(335,200)	478,500
Principal collections on lease receivables	556,000	3,646,700	9,915,400
Income tax receivable/payable	(611,200)	(749,500)	(2,925,900)
Inventories	384,500	(445,400)	(218,600)
Prepaid expenses	(81,700)	(301,800)	(13,400)
Other assets	(41,600)	(11,400)	17,600
Accounts payable	(402,600)	23,000	329,400
Accrued and other liabilities	(16,900)	222,800	(948,500)
Rents received in advance and security deposits	(275,200)	(819,200)	(1,046,600)
Deferred revenue	705,500	109,600	(199,800)
Net cash provided by operating activities	43,994,300	43,789,300	48,346,200
INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	—	9,400	—
Purchase of property and equipment	(383,900)	(139,100)	(74,700)
Reacquired franchise rights	—	(3,540,000)	—
Purchase of equipment for lease contracts	—	—	(208,400)
Net cash used for investing activities	(383,900)	(3,669,700)	(283,100)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit/term loan	—	33,700,000	—
Payments on line of credit/term loan	—	(3,700,000)	—
Proceeds from borrowings on notes payable	—	—	30,000,000
Payments on notes payable	(4,250,000)	(4,250,000)	(4,250,000)
Repurchases of common stock	—	(49,119,800)	(44,217,500)
Proceeds from exercises of stock options	4,009,700	4,751,700	8,320,000
Dividends paid	(43,664,200)	(19,257,900)	(33,162,600)
Net cash used for financing activities	(43,904,500)	(37,876,000)	(43,310,100)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(294,100)	2,243,600	4,753,000
Cash, cash equivalents and restricted cash, beginning of period	13,680,600	11,437,000	6,684,000
Cash, cash equivalents and restricted cash, end of period	$13,386,500	$13,680,600	$11,437,000
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$3,049,400	$2,722,500	$1,388,900
Cash paid for income taxes	$10,874,300	$11,308,800	$11,555,100

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the same amounts shown above:
	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Cash and cash equivalents	$13,361,500	$13,615,600	$11,407,000
Restricted cash	25,000	65,000	30,000
Total cash, cash equivalents and restricted cash	$13,386,500	$13,680,600	$11,437,000

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2023, December 31, 2022 and December 25, 2021

1.     Organization and Business:

Winmark Corporation and subsidiaries (the Company) offers licenses to operate franchises using the service marks Plato’s Closet®, Once Upon A Child®, Play It Again Sports®, Style Encore® and Music Go Round®. In addition, the Company sells point-of-sale system hardware to its franchisees and certain merchandise to its Play It Again Sports franchisees. The Company also operates a middle-market equipment leasing businesses under the Winmark Capital® mark. The Company has a 52/53-week fiscal year that ends on the last Saturday in December. Fiscal year 2022 was a 53-week fiscal year, while 2023 and 2021 were 52-week fiscal years.

2.     Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Winmark Capital Corporation, Wirth Business Credit, Inc. and Grow Biz Games, Inc. All material inter-company transactions have been eliminated in consolidation.

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. Cash equivalents are stated at cost, which approximates fair value. As of December 30, 2023 and December 31, 2022, the Company had $143,600 and $9,900, respectively, of cash located in Canadian banks. The Company holds its cash and cash equivalents with financial institutions and at times, such balances may be in excess of insurance limits.

Receivables

The Company provides an allowance for credit losses on trade receivables. The allowance for credit losses was $600 and $800 at December 30, 2023 and December 31, 2022 respectively. If receivables in excess of the provided allowance are determined uncollectible, they are charged to expense in the year the determination is made. Trade receivables are written off when they become uncollectible (which generally occurs when the franchise terminates and there is no reasonable expectation of collection), and payments subsequently received on such receivable are credited to the allowance for credit losses. Historically, receivables balances written off have not exceeded allowances provided.

Restricted Cash

The Company is required by certain states to maintain initial franchise fees in a restricted bank account until the franchise opens. Cash held in escrow totaled $25,000 and $65,000 at December 30, 2023 and December 31, 2022, respectively.

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

December 30, 2023, December 31, 2022 and December 25, 2021

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

Inventories

The Company values its inventories at the lower of cost, as determined by the weighted average cost method, and net realizable values. Inventory consists of computer hardware and related accessories, all of which is finished goods merchandise held for resale.

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

Intangible Assets

Intangible assets are amortized over the estimated useful life on a straight line basis. The Company reviews its intangible assets for impairment at its fiscal year end or whenever events or changes in circumstances indicate that there has been impairment in the value of its intangible assets. No impairment was noted during fiscal years ended 2023 and 2022. Intangible assets of $3.0 million and $3.3 million in the consolidated balance sheets at December 30, 2023 and December 31, 2022, respectively, are all attributable to the Franchising segment.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2023, December 31, 2022 and December 25, 2021

Goodwill

The Company reviews its goodwill for impairment at its fiscal year end or whenever events or changes in circumstances indicate that there has been impairment in the value of its goodwill. No impairment was noted during fiscal years ended 2023, 2022 and 2021. Goodwill of $0.6 million in the consolidated balance sheets at December 30, 2023 and December 31, 2022 is all attributable to the Franchising segment.

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

Advertising

Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising costs were $0.7 million, $0.5 million and $0.3 million for fiscal years 2023, 2022 and 2021, respectively.

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

Royalties

The Company collects royalties from each retail franchise based upon a percentage of retail sales. The Company recognizes royalties at the time the underlying sales occur.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2023, December 31, 2022 and December 25, 2021

Franchise Fees

The Company collects initial franchise fees when franchise agreements are signed. The Company recognizes franchise fee revenue over the estimated life of the franchise, beginning with the opening of the franchise, which is when the Company has performed substantially all initial services required by the franchise agreement and the franchisee benefits from the rights afforded by the franchise agreement. The Company had deferred franchise fee revenue of $7.1 million and $6.7 million at December 30, 2023 and December 31, 2022, respectively.

Marketing Fees

Marketing fee revenue is included in the Revenue: Other line of the Consolidated Statements of Operations. The Company bills and collects annual marketing fees from its franchisees at various times throughout the year. The Company recognizes marketing fee revenue on a straight line basis over the franchise duration. The Company recognized $1.6 million, $1.5 million and $1.3 million in marketing fee revenue for each of the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively.

Software License Fees

Software license fee revenue is included in the Revenue: Other line of the Consolidated Statements of Operations. The Company bills and collects software license fees from its franchisees when the point-of-sale system is provided to the franchisee. The Company recognizes software license fee revenue on a straight line basis over the franchise duration. The Company recognized $0.4 million, $0.3 million and $0.3 million in software license fee revenue for each of the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively. The Company had deferred software license fees of $1.8 million and $1.6 million at December 30, 2023 and December 31, 2022, respectively.

Contract Liabilities

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees described above.

Commission Fees

The Company capitalizes incremental commission fees paid as a result of obtaining franchise agreement contracts. Capitalized commission fees of $0.6 million and $0.5 million are outstanding at December 30, 2023 and December 31, 2022, respectively and are included in Prepaid expenses and Other assets in the Consolidated Balance Sheets.

Capitalized commission fees are amortized over the life of the franchise and are included in selling, general and administrative expenses. During the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021, the Company recognized $109,700, $100,800 and $95,200 of commission fee expense, respectively.

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

December 30, 2023, December 31, 2022 and December 25, 2021

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

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Denominator for basic EPS — weighted average common shares	3,479,936	3,487,732	3,671,980
Dilutive shares associated with option plans	160,588	104,724	138,500
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	3,640,524	3,592,456	3,810,480
Options excluded from EPS calculation — anti-dilutive	2,913	21,153	20,294

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

Recently Issued Accounting Pronouncements

Segment Reporting – In November 2023, the FASB issued guidance that expands segment disclosures for public entities, including requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM and an explanation of how the CODM uses reported measures of segment profit or loss in assessing segment performance and allocating resources. The new guidance also expands disclosures about a reportable segment’s profit or loss and assets in interim periods and clarifies that a public entity may report additional measures of segment profit if the CODM uses more than one measure of a segment’s profit or loss. The new guidance does not remove existing segment disclosure requirements or change how a public entity identifies its operating segments, aggregates those operating segments, or determines its reportable segments. The guidance is effective for fiscal years beginning after December 15, 2023, and subsequent interim periods with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact this new guidance will have on its financial statements and disclosures.

Improvements to Income Tax Disclosures – In December 2023, the FASB issued guidance that expands income tax disclosures for public entities, including requiring enhanced disclosures related to the rate reconciliation and income taxes paid information. The guidance is effective for annual disclosures for fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance should be applied on a prospective basis, with retrospective application to all prior periods presented in the financial statements permitted. The Company is currently evaluating the impact this new guidance will have on its financial statements and disclosures.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. Such reclassifications did not impact net income or shareholders’ equity (deficit) as previously reported.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2023, December 31, 2022 and December 25, 2021

3.     Investment in Leasing Operations:

In May 2021, the Company made the decision to no longer solicit new leasing customers in its middle-market leasing business and will pursue an orderly run-off of this leasing portfolio.

Investment in leasing operations consists of the following:

	December 30, 2023	December 31, 2022
Direct financing and sales-type leases:
Minimum lease payments receivable	$77,100	$294,100
Estimated unguaranteed residual value of equipment	17,700	461,700
Unearned lease income, net of initial direct costs deferred	(6,700)	(103,800)
Security deposits	(28,100)	(303,300)
Total investment in direct financing and sales-type leases	60,000	348,700
Allowance for credit losses	(1,500)	(7,100)
Net investment in direct financing and sales-type leases	58,500	341,600
Operating leases:
Operating lease assets	876,500	716,100
Less accumulated depreciation and amortization	(859,900)	(707,400)
Net investment in operating leases	16,600	8,700
Total net investment in leasing operations	$75,100	$350,300

As of December 30, 2023, the $75,100 total net investment in leases consisted of $75,100 classified as current and $0 classified as long-term. As of December 31, 2022, the $350,300 total net investment in leases consisted of $344,900 classified as current and $5,400 classified as long-term.

As of December 30, 2023 and December 31, 2022, no customers had leased assets totaling more than 10% of the Company’s total assets.

Future minimum lease payments receivable under lease contracts and the amortization of unearned lease income, net of initial direct costs deferred, is as follows as of December 30, 2023:

	Direct Financing and Sales-Type Leases
	Minimum Lease	Income
Fiscal Year	Payments Receivable	Amortization
2024	$77,100	$6,700
Thereafter	—	—
	$77,100	$6,700

The Company’s key credit quality indicator for its investment in direct financing and sales-type leases is the status of the lease, defined as accruing or non-accrual. Leases that are accruing income are considered to have a lower risk of loss. Non-accrual leases are those that the Company believes have a higher risk of loss. The Company experienced no credit losses in its lease portfolio during the fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021. At December 30, 2023 and December 31, 2022, no leases in the Company’s lease portfolio were past due, and all were on accrual status.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2023, December 31, 2022 and December 25, 2021

Leasing income as presented on the Consolidated Statements of Operations consists of the following:

	Year Ended	Year Ended		Year Ended
	December 30, 2023	December 31, 2022		December 25, 2021
Interest income on direct financing and sales-type leases	$246,200	$760,500	-	$1,755,200
Selling profit (loss) at commencement of sales-type leases	94,900	1,326,900		1,829,800
Operating lease income	2,999,400	2,243,300		2,017,300
Income on sales of equipment under lease	834,500	1,798,000		4,799,400
Other	591,200	809,000		746,600
Leasing income	$4,766,200	$6,937,700		$11,148,300

4.     Receivables:

The Company’s current receivables consisted of the following:

	December 30, 2023	December 31, 2022
Trade	$189,600	$145,000
Royalty	1,110,500	1,216,600
Other	175,200	77,000
	$1,475,300	$1,438,600

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

Intangible assets consist of these reacquired franchise rights. The Company amortizes the fair value of the reacquired franchise rights over the contract term of the franchise. The Company recognized $354,000 and $191,700 of amortization expense for the years ended December 30, 2023 and December 31, 2022, respectively.

Intangible assets consist of the following:

	December 30, 2023	December 31, 2022
Reacquired franchise rights	$3,540,000	$3,540,000
Accumulated amortization	(545,700)	(191,700)
	$2,994,300	$3,348,300

The following table illustrates future amortization to be expensed for the next five fiscal years and fiscal years thereafter related to reacquired franchise rights as of December 30, 2023.

Amortization expected to be expensed in	Amount
2024	$354,000
2025	354,000
2026	354,000
2027	354,000
2028	354,000
Thereafter	1,224,300
$2,994,300

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2023, December 31, 2022 and December 25, 2021

6. Shareholders’ Equity (Deficit):

Dividends

In 2023, the Company declared and paid quarterly cash dividends totaling $3.10 per share ($10.8 million) and a $9.40 per share special cash dividend (the “2023 Special Dividend”). The 2023 Special Dividend totaled $32.9 million and was paid by cash on hand.

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

Under the Board of Directors’ authorization, as of December 30, 2023 the Company has the ability to repurchase an additional 78,600 shares of its common stock. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

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

Grants under the 2020 Plan are (as they were under the 2010 Plan and Nonemployee Directors Plan) made by the Compensation Committee of the Board of Directors at a price of not less than 100% of the fair market value on the date of grant. If an incentive stock option is granted to an individual who owns more than 10% of the voting rights of the Company’s common stock, the option exercise price may not be less than 110% of the fair market value on the date of grant. The term of the options may not exceed 10 years, except in the case of nonqualified stock options, whereby the terms are established by the Compensation Committee. Options may be exercisable in whole or in installments, as determined by the Compensation Committee.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2023, December 31, 2022 and December 25, 2021

Stock option activity under the 2010 Plan, 2020 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of December 30, 2023 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 26, 2020	393,488	$113.19	5.61	$27,864,900
Granted	72,600	226.96
Exercised	(105,617)	78.78
Forfeited	(4,850)	158.48
Outstanding, December 25, 2021	355,621	146.03	6.32	39,320,600
Granted	62,540	217.03
Exercised	(50,032)	94.97
Forfeited	(6,501)	183.28
Outstanding, December 31, 2022	361,628	164.70	6.40	26,688,200
Granted	21,320	328.68
Exercised	(37,304)	107.49
Forfeited	(3,752)	204.26
Outstanding, December 30, 2023	341,892	$180.73	5.98	$81,017,600
Exercisable, December 30, 2023	230,739	$153.64	4.87	$60,894,300

The fair value of options granted under the Option Plans during 2023, 2022 and 2021 were estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Risk free interest rate	3.88%	3.15%	1.13%
Expected life (years)	6	6	6
Expected volatility	28.10%	27.58%	25.51%
Dividend yield	2.94%	4.29%	3.13%
Option fair value	$79.88	$40.59	$37.90

The total intrinsic value of options exercised during 2023, 2022 and 2021 was $9.2 million, $6.6 million and $16.2 million, respectively. The total fair value of shares vested during 2023, 2022 and 2021 was $11.7 million, $10.9 million and $9.0 million, respectively.

All unexercised options at December 30, 2023 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $1,952,400, $1,652,400 and $1,435,500 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in 2023, 2022 and 2021, respectively. As of December 30, 2023, the Company had $4.2 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.3 years.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2023, December 31, 2022 and December 25, 2021

7.     Debt:

Line of Credit/Term Loan

During 2021, the Company’s Line of Credit with CIBC Bank USA (the “Line of Credit”) was amended to, among other things:

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

As of December 30, 2023, there were no revolving loans outstanding under the Line of Credit, leaving $20.0 million available for additional revolving borrowings. During the year ended December 30, 2023, the Company had delayed draw term loan borrowings totaling $30.0 million under the Line of Credit bearing interest ranging from 4.60% to 4.75%.

The Line of Credit has been and will continue to be used for general corporate purposes. The Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Line of Credit). As of December 30, 2023, the Company was in compliance with all of its financial covenants.

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

December 30, 2023, December 31, 2022 and December 25, 2021

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

As of December 30, 2023, the Company had aggregate principal outstanding of $39.2 million under the Note Agreement; consisting of $4.5 million in principal outstanding from the $25.0 million Series A notes issued in May 2015, $4.7 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 and $30.0 million in principal outstanding from the $30.0 million Series C notes issued in September 2021.

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and maximum levels of leverage (all as defined within the Note Agreement). As of December 30, 2023, the Company was in compliance with all of its financial covenants.

In connection with the Note Agreement, the Company incurred debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

In April 2022, the Company entered into a Private Shelf Agreement (the “Shelf Agreement”) with Prudential, summarized as follows:

●	For a period three years from entry into the Shelf Agreement, subject to certain customary conditions, the Company may offer and Prudential may purchase from the Company privately negotiated senior notes (“Shelf Notes”) in the aggregate principal amount up to (i) $100.0 million, less (ii) the aggregate principal amount of notes outstanding at such point (including notes outstanding under the existing Prudential Note Agreement);
●	Each Shelf Note issued will have an average life and maturity of no more than 12.5 years from the date of original issuance, with interest payable at a rate per annum determined at the time of each issuance;
●	The Shelf Notes will be secured by all of the Company’s assets and the Shelf Notes will rank pari passu with the Company’s obligations to the lenders under the amended Line of Credit and the amended Note Agreement;
●	The Shelf Notes may be prepaid, at the option of the Company, in whole or in part (in a minimum amount of $1 million), but prepayments require payment of a Yield Maintenance Amount (as defined within the Shelf Agreement);
●	The Shelf Agreement contains customary affirmative covenants and negative covenants that are substantially the same as those contained in the amended Line of Credit and amended Note Agreement.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2023, December 31, 2022 and December 25, 2021

As of December 30, 2023, the Company had not issued any notes under the Shelf Agreement and was in compliance with all of its financial covenants.

As of December 30, 2023, required payments of the notes payable and term loans for each of the next five years and thereafter are as follows:

	Notes Payable	Term Loans
2024	$4,250,000	$—
2025	2,750,000	—
2026	1,250,000	—
2027	937,500	—
2028	30,000,000	—
Thereafter	—	30,000,000
Total	$39,187,500	$30,000,000

8.     Accrued Liabilities:

Accrued liabilities at December 30, 2023 and December 31, 2022 are as follows:

	December 30, 2023	December 31, 2022
Accrued compensation and benefits	$587,700	$755,100
Rent related liabilities	590,200	542,100
Accrued interest	244,200	282,300
Accrued purchases of goods and services	637,000	129,400
Other	799,100	902,800
	$2,858,200	$2,611,700

9.     Contract Liabilities:

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees. The table below presents the activity of the current and noncurrent deferred franchise revenue during fiscal years 2023 and 2022, respectively:

	December 30, 2023	December 31, 2022
Balance at beginning of period	$8,618,100	$8,508,500
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	2,470,600	1,951,800
Fees earned that were included in the balance at the beginning of the period	(1,765,100)	(1,842,200)
Balance at end of period	$9,323,600	$8,618,100

The following table illustrates future estimated revenue to be recognized for the next five fiscal years and fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 30, 2023:

Contract Liabilities expected to be recognized in	Amount
2024	$1,666,100
2025	1,449,800
2026	1,245,300
2027	1,070,700
2028	901,200
Thereafter	2,990,500
$9,323,600

We have applied the optional exemption, as provided for under ASC Topic 606, Revenue from Contracts with Customers, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2023, December 31, 2022 and December 25, 2021

10.     Operating Leases:

As of December 30, 2023, the Company leases its Minnesota corporate headquarters in a facility with an operating lease that expires in December 2029. Our lease includes both lease (fixed payments including rent) and non-lease components (common area or other maintenance costs and taxes) which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases. The lease provides us the option to extend the lease for two additional five year periods. The lease renewal option is at our sole discretion; therefore, the renewals to extend the lease term are not included in our right of use asset and lease liabilities as they are not reasonably certain of exercise. The weighted average remaining lease term for this lease is 6.0 years and the discount rate is 5.5%. As our lease does not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company recognized $1,171,700, $1,207,200 and $1,178,400 of rent expense for the periods ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively.

Maturities of operating lease liabilities is as follows as of December 30, 2023:

Operating Lease Liabilities expected to be recognized in	Amount
2024	$784,400
2025	806,000
2026	828,200
2027	851,100
2028	874,600
Thereafter	898,700
Total lease payments	5,043,000
Less imputed interest	(755,900)
Present value of lease liabilities	$4,287,100

Of the $4.3 million operating lease liability outstanding at December 30, 2023, $0.6 million is included in Accrued liabilities in the Current liabilities section of the Consolidated Balance Sheets.

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

Supplemental cash flow information related to our operating leases is as follows for the periods ended December 30, 2023 and December 31, 2022:

	Year Ended
	December 30, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow outflow from operating leases	$763,300	$742,900

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2023, December 31, 2022 and December 25, 2021

11.     Income Taxes:

A reconciliation of the expected federal income tax expense based on the federal statutory tax rate to the actual income tax expense is provided below:

	Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Federal income tax expense at statutory rate (21%, 21%, 21%)	$10,785,900	$10,664,500	$10,472,100
Change in valuation allowance	(551,600)	(6,600)	(1,914,400)
State and local income taxes, net of federal benefit	1,513,100	1,515,900	1,546,400
Permanent differences, including stock option expenses	(1,372,300)	(955,900)	(2,332,600)
Expiration of attributes	528,600	—	2,057,000
Adjustment to uncertain tax positions	240,100	185,300	163,400
Other, net	39,400	(44,600)	(44,500)
Actual income tax expense	$11,183,200	$11,358,600	$9,947,400

Components of the provision for income taxes are as follows:

	Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Current:
Federal	$9,237,600	$8,892,200	$8,782,000
State	1,883,900	2,167,900	2,193,900
Foreign	573,800	586,200	333,500
Current provision	11,695,300	11,646,300	11,309,400
Deferred:
Federal	(504,700)	(351,500)	(1,435,000)
State	(7,400)	63,800	73,000
Deferred provision	(512,100)	(287,700)	(1,362,000)
Total provision for income taxes	$11,183,200	$11,358,600	$9,947,400

The tax effects of temporary differences that give rise to the net deferred income tax assets and liabilities are presented below:

	December 30, 2023	December 31, 2022
Deferred tax assets:
Accounts receivable and lease reserves	$500	$1,900
Non-qualified stock option expense	1,769,200	1,540,100
Deferred revenue	1,612,200	1,584,600
Trademarks	36,900	34,700
Lease deposits	6,700	72,700
Impairment of note investments	—	529,500
Lease revenue and initial direct costs	29,200	63,400
Foreign tax credits	631,100	372,100
Valuation allowance	(350,000)	(901,600)
Depreciation and amortization	25,500	—
Other	291,100	271,600
Total deferred tax assets	4,052,400	3,569,000
Deferred tax liabilities:
Depreciation and amortization	—	(28,600)
Total deferred tax liabilities	—	(28,600)
Total net deferred tax assets	$4,052,400	$3,540,400

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2023, December 31, 2022 and December 25, 2021

The Company has assessed its taxable earnings history and prospective future taxable income. Based upon this assessment, the Company has determined that it is more likely than not that its deferred tax assets will be realized in future periods and no valuation allowance is necessary, except for the deferred tax assets related to the impairment of note investments (which is a capital loss for tax purposes) and the foreign tax credits. The foreign tax credits will expire after 10 years. As a result, valuation allowances of $0.4 million and $0.9 million as of December 30, 2023 and December 31, 2022, respectively, have been recorded.

The amount of unrecognized tax benefits, including interest and penalties, as of December 30, 2023 and December 31, 2022, was $1,345,000 and $1,050,300, respectively, primarily for potential state taxes. All of these unrecognized tax benefits, if recognized, would impact the effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense for all periods presented. The Company had accrued approximately $261,900 and $179,000 for the payment of interest and penalties at December 30, 2023 and December 31, 2022, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Total
Balance at December 25, 2021	$677,200
Increases related to current year tax positions	266,800
Expiration of the statute of limitations for the assessment of taxes	(72,700)
Balance at December 31, 2022	871,300
Increases related to current year tax positions	277,600
Subtractions for tax positions of prior years	(65,800)
Balance at December 30, 2023	$1,083,100

The Company and its subsidiaries file income tax returns in the U.S. federal, numerous state and certain foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2019. We expect various statutes of limitation to expire during the next 12 months. Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

12.     Commitments and Contingencies:

Employee Benefit Plan

The Company provides a 401(k) Savings Incentive Plan which covers substantially all employees. The plan provides for matching contributions and optional profit-sharing contributions at the discretion of the Board of Directors. Employee contributions are fully vested; matching and profit sharing contributions are subject to a five-year service vesting schedule. Company contributions to the plan for 2023, 2022 and 2021 were $371,200, $397,700 and $348,200, respectively.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 30, 2023, December 31, 2022 and December 25, 2021

13.     Segment Reporting:

For 2023, the Company’s leasing business did not reach any of the quantitative thresholds for a reportable segment, and the Company does not expect the results from its leasing business to be of significance in the future periods. The revenues and operating income from the Company’s leasing business are included in Other in its reportable segment disclosures. Disclosures for 2022 and 2021 have been recast to be consistent with the 2023 presentation.

The Company currently has one reportable business segment, franchising, and one non-reportable operating segment. The franchising segment franchises value-oriented retail store concepts that buy, sell and trade merchandise. The non-reportable operating segment includes the Company’s equipment leasing business. Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses. The Company’s internal management reporting is the basis for the information disclosed for its operating segments. The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income:

	Year ended
	December 30, 2023	December 31, 2022	December 25, 2021
Revenue:
Franchising	$78,477,300	$74,473,100	$67,067,900
Other	4,766,200	6,937,700	11,148,300
Total revenue	$83,243,500	$81,410,800	$78,216,200

Reconciliation to operating income:
Franchising segment contribution	$49,375,900	$49,007,900	$44,832,100
Other operating segment contribution	3,904,700	4,604,900	6,504,100
Total operating income	$53,280,600	$53,612,800	$51,336,200

Depreciation and amortization:
Franchising	$646,900	$463,100	$243,900
Other	125,800	140,000	186,700
Total depreciation and amortization	$772,700	$603,100	$430,600

	As of
	December 30, 2023	December 31, 2022
Identifiable assets:
Franchising	$7,570,000	$8,901,000
Other	281,200	784,300
Unallocated	21,116,500	20,770,400
Total	$28,967,700	$30,455,700

Revenues are all generated from United States operations other than franchising revenues from Canadian operations of $6.8 million, $6.4 million and $4.9 million in each of fiscal 2023, 2022 and 2021, respectively. All long-lived assets are located within the United States.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Winmark Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2024 expressed an unqualified opinion.

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

February 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Winmark Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 30, 2023, and our report dated February 28, 2024 expressed an unqualified opinion on those financial statements.

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

February 28, 2024

ITEM 9:     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective as of December 30, 2023.

Attestation Report of Independent Registered Public Accounting Firm

The attestation report required under Item 9A is contained earlier in the Form 10-K under the heading ‘Item 8, Financial Statements and Supplementary Data.’

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 30, 2023.

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

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter ended December 30, 2023, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

All information required to be reported in a report on Form 8-K during the fourth quarter covered by this Form 10-K has been reported.

During the three months ended July 31, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10:   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Election of Directors,” “Executive Officers,” “Audit Committee,” “Majority of Independent Directors; Committees of Independent Directors,” and “Code of Ethics and Business Conduct,” appearing in our proxy statement for the annual meeting of stockholders to be held on April 24, 2024 are incorporated herein by reference.

ITEM 11:   EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation,” “2023 Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” appearing in our proxy statement for the annual meeting of stockholders to be held on April 24, 2024 are incorporated herein by reference.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Securities Authorized for Issuance Under Equity Compensation Plans” appearing in our proxy statement for the annual meeting of stockholders to be held on April 24, 2024 are incorporated herein by reference.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons,” “Review, Approval or Ratification of Transactions with Related Persons” and “Majority of Independent Directors; Committees of Independent Directors” appearing in our proxy statement for the annual meeting of stockholders to be held on April 24, 2024 is incorporated herein by reference.

ITEM 14:   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” appearing in our proxy statement for the annual meeting of stockholders to be held April 24, 2024 is incorporated herein by reference.

PART IV

ITEM 15:   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

1.           Financial Statements

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 18.

2.           Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the consolidated financial statements and related items.

3.           Exhibits

Exhibits that are not filed herewith have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (Exhibit 3.1)(1)
3.2	By-laws, as amended and restated to date (Exhibit 3.2)(2)
4.1	Description of the Company’s Common Stock (Exhibit 4.1) (18)
10.1	Amended and Restated Stock Option Plan for Nonemployee Directors (Exhibit 10.3)(3)(4)
10.2	Multi-Tenant Office Lease with Utah State Retirement Investment Fund for Corporate Headquarters dated September 28, 2008 (Exhibit 10.1)(5)
10.3	2010 Stock Option Plan, including forms of stock option agreements (Exhibit 10.18)(3) (6)
10.4	Credit Agreement, dated July 13, 2010, among Winmark Corporation and its subsidiaries and CIBC Bank USA (formerly known as The PrivateBank and Trust Company) (Exhibit 10.2)(7)
10.5

Amendment No. 1 to Credit Agreement, among Winmark Corporation and its subsidiaries, CIBC Bank USA (formerly known as The PrivateBank and Trust Company), and BMO Harris Bank N.A., dated January 30, 2012 (Exhibit 10.1)(8)

10.6

Amendment No. 2 to Credit Agreement, among Winmark Corporation and its subsidiaries, CIBC Bank USA (formerly known as The PrivateBank and Trust Company), and BMO Harris Bank N.A., dated February 29, 2012 (Exhibit 10.1)(9)

10.7	Lease Amending Agreement No. 1 to Multi-Tenant Office Lease by and between Winmark Corporation and AX Waterford L.P. dated October 21, 2013 (Exhibit 10.1)(10)
10.8

Amendment No. 3 to Credit Agreement, among Winmark Corporation and its subsidiaries, CIBC Bank USA (formerly known as The PrivateBank and Trust Company), and BMO Harris Bank N.A., dated February 21, 2014 (Exhibit 10.1)(11)

10.9	First Amendment to the 2010 Stock Option Plan (Exhibit 10.1)(3)(12)
10.10	First Amendment to the Amended and Restated Stock Option Plan for Nonemployee Directors (Exhibit 10.2)(3)(12)
10.11

Amendment No. 4 to Credit Agreement, among Winmark Corporation and its subsidiaries, CIBC Bank USA (formerly known as The PrivateBank and Trust Company), and BMO Harris Bank N.A., dated April 14, 2015 (Exhibit (b)(2))(13)

10.12

Amended and Restated Security Agreements, dated May 14, 2015, among Winmark Corporation, each of its subsidiaries and CIBC Bank USA (formerly known as The PrivateBank and Trust Company) (Exhibit 10.4)(14)

10.13	Amended and Restated Pledge Agreement, dated May 14, 2015, among Winmark Corporation and CIBC Bank USA (formerly known as The PrivateBank and Trust Company) (Exhibit 10.5)(14)
10.14	Trademark Security Agreement, dated May 14, 2015, among Winmark Corporation and its subsidiaries and CIBC Bank USA (formerly known as The PrivateBank and Trust Company) (Exhibit 10.6)(14)
10.15

Intercreditor and Collateral Agency Agreement, dated May 14, 2015, among CIBC Bank USA (formerly known as The PrivateBank and Trust Company), BMO Harris Bank N.A. and Prudential Investment Management, Inc., its affiliates and managed accounts (Exhibit 10.7)(14)

10.16	Note Agreement, dated May 14, 2015, among Winmark Corporation and its subsidiaries and Prudential Investment Management, Inc., its affiliates and managed accounts (Exhibit 10.8)(14)
10.17

Amendment No. 5 to Credit Agreement, among Winmark Corporation and its subsidiaries, CIBC Bank USA (formerly known as The PrivateBank and Trust Company), and BMO Harris Bank N.A., dated July 18, 2017 (Exhibit (b)(7)) (15)

10.18

Amendment No. 1 to Note Agreement dated July 19, 2017 among Winmark Corporation and its subsidiaries and Prudential Investment Management, Inc., its affiliates and managed accounts (Exhibit (b)(8))(15)

Exhibit Number	Description
10.19	Amendment No. 1 to Intercreditor and Collateral Agency Agreement dated July 19, 2017 (Exhibit (b)(9))(15)
10.20	Second Amendment to the 2010 Stock Option Plan (Exhibit (d)(7))(3)(15)
10.21	Lease Amending Agreement No. 2 dated May 17, 2018 between Winmark Corporation and G&I VIII 605 Waterford LLC (Exhibit 10.1)(16)
10.22

Amendment No. 6 to Credit Agreement, among Winmark Corporation and its subsidiaries, CIBC Bank USA (formerly known as The PrivateBank and Trust Company), and BMO Harris Bank N.A., dated December 16, 2019 (Exhibit (b)(6))(17)

10.23

Amendment No. 2 to Note Agreement dated December 16, 2019 among Winmark Corporation and its subsidiaries and Prudential Investment Management, Inc., its affiliates and managed accounts (Exhibit (b)(7))(17)

10.24	2020 Stock Option Plan, including forms of stock option agreements (Exhibit 10.34) (3) (18)
10.25

Amendment No.7 to Credit Agreement, among Winmark Corporation and its subsidiaries, CIBC Bank USA (formerly known as The PrivateBank and Trust Company), and BMO Harris Bank N.A., dated September 2, 2020 (Exhibit 10.1) (19)

10.26

Amendment No.3 to Note Agreement dated September 2, 2020, among Winmark Corporation and its subsidiaries and Prudential Investment Management, Inc. its affiliates and managed accounts (Exhibit 10.3) (19)

10.27	Amendment No.2 to Intercreditor and Collateral Agency Agreement, dated September 2, 2020 (Exhibit 10.5) (19)
10.28	Amendment No. 8 to Credit Agreement, among Winmark Corporation and its subsidiaries and CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated October 14, 2020 (Exhibit 10.1) (20)
10.29

Consent and Amendment No. 4 to Note Agreement dated October 14, 2020 among Winmark Corporation and its subsidiaries and Prudential Investment Management, Inc., its affiliates and managed accounts (Exhibit 10.3) (20)

10.30	Amendment No. 9 to Credit Agreement, among Winmark Corporation and its subsidiaries and CIBC Bank USA, dated September 10, 2021 (Exhibit 10.1) (21)
10.31

Amendment No. 5 to Note Agreement dated September 10, 2021 among Winmark Corporation and its subsidiaries and PGIM, Inc. (formerly Prudential Investment Management, Inc.) its affiliates and managed accounts (exhibit 10.3) (21)

10.32	Amendment No. 3 to Intercredit and Collateral Agency Agreement dated September 10, 2021 (exhibit 10.5) (21)
10.33	Amendment No. 10 to Credit Agreement dated April 12, 2022 (Exhibit 10.1) (22)
10.34	Private Shelf Agreement dated April 12, 2022, among Winmark Corporation and its subsidiaries and PGIM, Inc., its subsidiaries and managed accounts (Exhibit 10.3) (22)
10.35	Amendment No. 6 to Note Agreement dated April 12, 2022 (Exhibit 10.4) (22)
10.36	Amended and Restated Intercreditor and Collateral Agency Agreement dated April 12, 2022 (Exhibit 10.6) (22)
10.37	Omnibus Amendment to Collateral Documents dated April 12, 2022 (Exhibit 10.7) (22)
21.1	Subsidiaries: Grow Biz Games, Inc., a Minnesota corporation; Winmark Capital Corporation, a Minnesota corporation and Wirth Business Credit, Inc., a Minnesota corporation
23.1*	Consent of GRANT THORNTON LLP; Independent Registered Public Accounting Firm
24.1	Power of Attorney (Contained on signature page to this Form 10-K)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
97*	Winmark Corporation Policy For the Recovery of Erroneously Awarded Compensation

Exhibit Number	Description
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the Annual Report on Form 10-K of Winmark Corporation and Subsidiaries for the year ended December 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104	The Cover page from the Annual Report on Form 10-K of Winmark Corporation and subsidiaries for the year ended December 30, 2023; formatted in Inline XBRL (contained in Exhibit 101).
*	Filed Herewith
(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 33-65108).
(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
(3)	Indicates management contracts, compensation plans or arrangements required to be filed as exhibits.
(4)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009.
(5)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on October 2, 2008.
(6)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 26, 2009.
(7)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2010.
(8)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on January 31, 2012.
(9)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on March 1, 2012.
(10)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on October 23, 2013.
(11)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on February 21, 2014.
(12)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2014.
(13)	Incorporated by reference to the specified exhibit to the Schedule TO filed on April 15, 2015.
(14)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on May 18, 2015.
(15)	Incorporated by reference to the specified exhibit to the Schedule TO filed on July 19, 2017.
(16)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on May 18, 2018.
(17)	Incorporated by reference to the specified exhibit to the Schedule TO filed on December 17, 2019.
(18)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 28, 2019.
(19)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on September 2, 2020.
(20)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on October 14, 2020.
(21)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on September 10, 2021.
(22)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on April 13, 2022.

ITEM 16:   FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINMARK CORPORATION

By:	/s/ BRETT D. HEFFES	Date: February 28, 2024
Brett D. Heffes
Chair of the Board and Chief Executive Officer

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

SIGNATURE	TITLE	DATE

/s/ BRETT D. HEFFES	Chair of the Board and Chief Executive Officer	February 28, 2024
Brett D. Heffes	(principal executive officer)

/s/ Anthony D. Ishaug	Executive Vice President, Chief Financial Officer and Treasurer	February 28, 2024
Anthony D. Ishaug	(principal financial and accounting officer)

/s/ LAWRENCE A. BARBETTA	Director	February 28, 2024
Lawrence A. Barbetta

/s/ AMY C. BECKER	Director	February 28, 2024
Amy C. Becker

/s/ JENELE C. GRASSLE	Director	February 28, 2024
Jenele C. Grassle

/s/ PHILIP I. SMITH	Director	February 28, 2024
Philip I. Smith

/s/ GINA D. SPRENGER	Director	February 28, 2024
Gina D. Sprenger

/s/ PERCY C. TOMLINSON, JR.	Director	February 28, 2024
Percy C. Tomlinson, Jr.

/s/ MARK L. WILSON	Director	February 28, 2024
Mark L. Wilson