Form 10-Q
period 2024-03-30
WINMARK CORP
filed 2024-04-17
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

or

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

Large accelerated filer ☒ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐              No ☒

Common stock, no par value, 3,497,430 shares outstanding as of April 15, 2024.

WINMARK CORPORATION AND SUBSIDIARIES

PART I.          FINANCIAL INFORMATION

ITEM 1: Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 30, 2024	December 30, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$22,872,200	$13,361,500
Restricted cash	—	25,000
Receivables, less allowance for credit losses of $600 and $600	1,688,600	1,475,300
Net investment in leases - current	34,100	75,100
Income tax receivable	—	31,400
Inventories	420,900	386,100
Prepaid expenses	1,265,600	1,392,100
Total current assets	26,281,400	16,746,500
Property and equipment, net	1,649,400	1,669,800
Operating lease right of use asset	2,351,700	2,425,900
Intangible assets, net	2,905,800	2,994,300
Goodwill	607,500	607,500
Other assets	487,800	471,300
Deferred income taxes	4,052,400	4,052,400
	$38,336,000	$28,967,700

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $32,100 and $32,100	$4,217,900	$4,217,900
Accounts payable	1,296,300	1,719,400
Income tax payable	2,469,000	—
Accrued liabilities	4,734,000	2,858,200
Deferred revenue	1,657,300	1,666,100
Total current liabilities	14,374,500	10,461,600
Long-term Liabilities:
Line of credit/Term loan	30,000,000	30,000,000
Notes payable, net of unamortized debt issuance costs of $80,700 and $88,700	33,794,300	34,848,800
Deferred revenue	7,744,400	7,657,500
Operating lease liabilities	3,566,600	3,715,800
Other liabilities	1,435,300	1,440,100
Total long-term liabilities	76,540,600	77,662,200
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,497,430 and 3,496,977 shares issued and outstanding	8,324,700	7,768,800
Retained earnings (accumulated deficit)	(60,903,800)	(66,924,900)
Total shareholders' equity (deficit)	(52,579,100)	(59,156,100)
	$38,336,000	$28,967,700

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Revenue:
Royalties	$17,268,700	$16,747,700
Leasing income	836,800	1,637,000
Merchandise sales	1,110,500	1,276,000
Franchise fees	364,500	378,200
Other	529,000	484,700
Total revenue	20,109,500	20,523,600
Cost of merchandise sold	1,038,900	1,187,300
Leasing expense	36,600	316,400
Provision for credit losses	(1,500)	(4,600)
Selling, general and administrative expenses	6,817,300	6,636,100
Income from operations	12,218,200	12,388,400
Interest expense	(737,700)	(797,600)
Interest and other income	187,900	125,700
Income before income taxes	11,668,400	11,716,500
Provision for income taxes	(2,849,400)	(2,773,800)
Net income	$8,819,000	$8,942,700
Earnings per share - basic	$2.52	$2.58
Earnings per share - diluted	$2.41	$2.49
Weighted average shares outstanding - basic	3,497,261	3,460,720
Weighted average shares outstanding - diluted	3,661,367	3,594,234

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 30, 2023	3,496,977	$7,768,800	$(66,924,900)	$(59,156,100)
Stock options exercised	453	70,000	—	70,000
Compensation expense relating to stock options	—	485,900	—	485,900
Cash dividends ($0.80 per share)	—	—	(2,797,900)	(2,797,900)
Comprehensive income (Net income)	—	—	8,819,000	8,819,000
BALANCE, March 30, 2024	3,497,430	8,324,700	(60,903,800)	(52,579,100)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 31, 2022	3,459,673	$1,806,700	$(63,438,800)	$(61,632,100)
Stock options exercised	3,518	590,400	—	590,400
Compensation expense relating to stock options	—	475,900	—	475,900
Cash dividends ($0.70 per share)	—	—	(2,421,900)	(2,421,900)
Comprehensive income (Net income)	—	—	8,942,700	8,942,700
BALANCE, April 1, 2023	3,463,191	2,873,000	(56,918,000)	(54,045,000)

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
OPERATING ACTIVITIES:
Net income	$8,819,000	$8,942,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	108,300	104,000
Amortization of intangible assets	88,500	88,500
Provision for credit losses	(1,500)	(4,600)
Compensation expense related to stock options	485,900	475,900
Deferred income taxes	—	24,200
Operating lease right of use asset amortization	74,200	66,900
Tax benefits on exercised stock options	—	77,700
Change in operating assets and liabilities:
Receivables	(213,300)	(143,200)
Principal collections on lease receivables	62,300	423,800
Income tax receivable/payable	2,500,400	2,490,900
Inventories	(34,800)	356,300
Prepaid expenses	126,500	422,400
Other assets	(16,600)	(40,400)
Accounts payable	(423,100)	(678,300)
Accrued and other liabilities	1,729,800	1,140,200
Rents received in advance and security deposits	(19,700)	(194,200)
Deferred revenue	78,100	297,700
Net cash provided by operating activities	13,364,000	13,850,500
INVESTING ACTIVITIES:
Purchase of property and equipment	(87,900)	(5,500)
Net cash used for investing activities	(87,900)	(5,500)
FINANCING ACTIVITIES:
Payments on notes payable	(1,062,500)	(1,062,500)
Proceeds from exercises of stock options	70,000	590,400
Dividends paid	(2,797,900)	(2,421,900)
Net cash used for financing activities	(3,790,400)	(2,894,000)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	9,485,700	10,951,000
Cash, cash equivalents and restricted cash, beginning of period	13,386,500	13,680,600
Cash, cash equivalents and restricted cash, end of period	$22,872,200	$24,631,600
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$725,700	$791,500
Cash paid for income taxes	$349,100	$181,200

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Condensed Balance Sheets to the total of the same amounts shown above:
	Three Months Ended
	March 30, 2024	April 1, 2023
Cash and cash equivalents	$22,872,200	$24,551,600
Restricted cash	—	80,000
Total cash, cash equivalents and restricted cash	$22,872,200	$24,631,600

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

Revenues and operating results for the three months ended March 30, 2024 are not necessarily indicative of the results to be expected for the full year.

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

3. Contract Liabilities:

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees. The table below presents the activity of the current and noncurrent deferred franchise revenue during the first three months of 2024 and 2023, respectively:

	March 30, 2024	April 1, 2023
Balance at beginning of period	$9,323,600	$8,618,100
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	481,000	756,400
Fees earned that were included in the balance at the beginning of the period	(402,900)	(458,700)
Balance at end of period	$9,401,700	$8,915,800

The following table illustrates future estimated revenue to be recognized for the remainder of 2024 and full fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 30, 2024.

Contract Liabilities expected to be recognized in	Amount
2024	$1,187,300
2025	1,497,700
2026	1,293,300
2027	1,118,600
2028	949,200
Thereafter	3,355,600
$9,401,700

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

5. Investment in Leasing Operations:

In May 2021, the Company made the decision to no longer solicit new leasing customers and pursue an orderly run-off for its leasing portfolio.

Leasing income as presented on the Consolidated Condensed Statements of Operations consists of the following:

	Three Months Ended	Three Months Ended
	March 30, 2024	April 1, 2023
Interest income on direct financing and sales-type leases	$5,900	$94,800	-
Operating lease income	627,800	852,700
Income on sales of equipment under lease	196,700	558,200
Other	6,400	131,300
Leasing income	$836,800	$1,637,000

6. Intangible Assets

Intangible assets consist of reacquired franchise rights. The Company amortizes the fair value of the reacquired franchise rights over the contract term of the franchise. The Company recognized $88,500 and $88,500 of amortization expense for the three months ended March 30, 2024 and April 1, 2023, respectively.

The following table illustrates future amortization to be expensed for the remainder of 2024 and full fiscal years thereafter related to reacquired franchise rights as of March 30, 2024.

Amortization expected to be expensed in	Amount
2024	$265,500
2025	354,000
2026	354,000
2027	354,000
2028	354,000
Thereafter	1,224,300
$2,905,800

7. Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended
	March 30, 2024	April 1, 2023
Denominator for basic EPS — weighted average common shares	3,497,261	3,460,720
Dilutive shares associated with option plans	164,106	133,514
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	3,661,367	3,594,234
Options excluded from EPS calculation — anti-dilutive	1,667	2,901

8. Shareholders’ Equity (Deficit):

Dividends

On January 31, 2024, the Company’s Board of Directors approved the payment of a $0.80 per share quarterly cash dividend to shareholders of record at the close of business on February 14, 2024, which was paid on March 1, 2024.

Repurchase of Common Stock

During the first three months of 2024, the Company did not repurchase any shares of its common stock. Under the Board of Directors’ authorization, as of March 30, 2024, the Company has the ability to repurchase an additional 78,600 shares of its common stock. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

Stock option activity under the Company’s Option Plans as of March 30, 2024 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 30, 2023	341,892	$180.73	5.98	$81,017,600
Exercised	(453)	154.53
Outstanding, March 30, 2024	341,439	$180.77	5.73	$61,928,500
Exercisable, March 30, 2024	234,286	$154.70	4.67	$48,498,036

No options were granted during the first three months ended March 30, 2024.

The fair value of options granted under the Option Plans during the first three months of 2023 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

Three Months Ended
April 1, 2023
Risk free interest rate	4.13%
Expected life (years)	6
Expected volatility	28.43%
Dividend yield	3.25%
Option fair value	$69.41

All unexercised options at March 30, 2024 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $485,900 and $475,900 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first three months of 2024 and 2023, respectively. As of March 30, 2024, the Company had $3.8 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.0 years.

9. Debt:

Line of Credit/Term Loan

As of March 30, 2024, there were no revolving loans outstanding under the Company’s credit facility with CIBC Bank USA (the “Line of Credit”), leaving $20.0 million available for additional borrowings. As of March 30, 2024, the Company had delayed draw term loan borrowings totaling $30.0 million under the Line of Credit bearing interest ranging from 4.60% to 4.75%.

The Line of Credit has been and will continue to be used for general corporate purposes. The Line of Credit is secured by a lien against substantially all of the Company’s assets, (as the Line of Credit ranks pari passu with the Prudential facilities described below) contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Line of Credit). As of March 30, 2024, the Company was in compliance with all of its financial covenants.

Notes Payable

As of March 30, 2024, the Company had aggregate principal outstanding of $38.1 million under its Note Agreement (“the Note Agreement”) with PGIM, Inc (formerly Prudential Investment Management, Inc.) its affiliates and managed accounts (collectively, “Prudential”) consisting of $3.8 million in principal outstanding from the $25.0 million Series A notes issued in May 2015, $4.4 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 and $30.0 million in principal outstanding from the $30.0 million Series C notes issued in September 2021.

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Note Agreement). As of March 30, 2024, the Company was in compliance with all of its financial covenants.

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

As of March 30, 2024, the Company had not issued any notes under the Shelf Agreement and was in compliance with all of its financial covenants.

10. Operating Leases:

As of March 30, 2024, the Company leases its Minnesota corporate headquarters in a facility with an operating lease that expires in December 2029. The remaining lease term for this lease is 5.75 years and the discount rate is 5.5%. The Company recognized $221,700 and $299,600 of operating lease costs for the periods ended March 30, 2024 and April 1, 2023, respectively.

Maturities of operating lease liabilities is as follows for the remainder of fiscal 2024 and full fiscal years thereafter as of March 30, 2024:

Operating Lease Liabilities expected to be recognized in	Amount
2024	$525,300
2025	806,000
2026	828,200
2027	851,100
2028	874,600
Thereafter	898,700
Total lease payments	4,783,900
Less imputed interest	(697,600)
Present value of lease liabilities	$4,086,300

Of the $4.1 million operating lease liability outstanding at March 30, 2024, $0.5 million is included in Accrued liabilities in the Current liabilities section of the Consolidated Condensed Balance Sheets.

Supplemental cash flow information related to our operating leases is as follows for the period ended March 30, 2024:

	Three Months Ended
	March 30, 2024	April 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow outflow from operating leases	$259,100	$189,100

11. Segment Reporting:

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

	Three Months Ended
	March 30, 2024	April 1, 2023
Revenue:
Franchising	$19,272,700	$18,886,600
Other	836,800	1,637,000
Total revenue	$20,109,500	$20,523,600

Reconciliation to operating income:
Franchising segment contribution	$11,475,900	$11,207,500
Other operating segment contribution	742,300	1,180,900
Total operating income	$12,218,200	$12,388,400

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Winmark - the Resale Company is focused on sustainability and small business formation. As of March 30, 2024, we had 1,327 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands. Our business is not capital intensive and is designed to generate consistent, recurring revenue and strong operating margins.

The financial criteria that management closely tracks to evaluate current business operations and future prospects include royalties and selling, general and administrative expenses.

Our most significant source of revenue is royalties received from our franchisees. During the first three months of 2024, our royalties increased $0.5 million or 3.1% compared to the first three months of 2023.

Management continually monitors the level and timing of selling, general and administrative expenses. The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, conferences, travel, occupancy, legal and professional fees. During the first three months of 2024, selling, general and administrative expenses increased $0.2 million, or 2.7% compared to the first three months of 2023.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals. The following is a summary of our net store growth and renewal activity for the first three months ended March 30, 2024:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/30/2023	OPENED	CLOSED	3/30/2024	RENEWAL	RENEWALS	% RENEWED
Plato’s Closet	506	4	—	510	11	11	100%
Once Upon A Child	416	5	(1)	420	14	14	100%
Play It Again Sports	294	2	—	296	9	9	100%
Style Encore	66	—	—	66	4	4	100%
Music Go Round	37	—	(2)	35	1	—	0%
Total Franchised Stores	1,319	11	(3)	1,327	39	38	97%

Renewal activity is a key focus area for management. Our franchisees sign 10-year agreements with us. The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties. During the first three months of 2024, we renewed 38 of the 39 franchise agreements available for renewal.

Our ability to grow our operating income is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchises, and (iii) control our selling, general and administrative expenses.

In May 2021, we made the decision to no longer solicit new leasing customers and pursue an orderly run-off of our middle-market leasing portfolio. Leasing income net of leasing expense for the first three months of 2024 was $0.8 million compared to $1.3 million in the first three months of 2023. Given the decision to run-off the portfolio, we anticipate that leasing income net of leasing expense will continue to decrease through the run-off period.

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended
	March 30,	April 1,
	2024	2023
Revenue:
Royalties	85.9%	81.6%
Leasing income	4.2	8.0
Merchandise sales	5.5	6.2
Franchise fees	1.8	1.8
Other	2.6	2.4
Total revenue	100.0	100.0

Cost of merchandise sold	(5.2)	(5.8)
Leasing expense	(0.2)	(1.5)
Provision for credit losses	—	—
Selling, general and administrative expenses	(33.8)	(32.3)
Income from operations	60.8	60.4
Interest expense	(3.7)	(3.9)
Interest and other income	0.9	0.6
Income before income taxes	58.0	57.1
Provision for income taxes	(14.1)	(13.5)
Net income	43.9%	43.6%

Comparison of Three Months Ended March 30, 2024 to Three Months Ended April 1, 2023

Revenue

Revenues for the quarter ended March 30, 2024 totaled $20.1 million compared to $20.5 million for the comparable period in 2023.

Royalties and Franchise Fees

Royalties increased to $17.3 million for the first three months of 2024 from $16.7 million for the first three months of 2023, an 3.1% increase. The increase is primarily from higher franchisee retail sales and from having additional franchise stores in the first three months of 2024 compared to the same period in 2023.

Franchise fees of $0.4 million for the first three months of 2024 were comparable to $0.4 million for the first three months of 2023.

Leasing Income

Leasing income decreased to $0.8 million for the first quarter of 2024 compared to $1.6 million for the same period in 2023. The decrease is primarily due to lower levels of equipment sales to customers and a decrease in operating lease income when compared to last year.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales decreased to $1.1 million for the first quarter of 2024 compared to $1.3 million in the same period of 2023. The decrease is primarily due to a decrease in buying group purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold decreased to $1.0 million for the first quarter of 2024 compared to $1.2 million in the same period of 2023. The decrease was primarily due to a decrease in Direct Franchisee Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first quarter of 2024 and 2023 was 93.6% and 93.0%, respectively.

Selling, General and Administrative

Selling, general and administrative expenses increased 2.7% to $6.8 million in the first quarter of 2024 from $6.6 million in the same period of 2023. The increase was primarily due to an increase in outside services.

Interest Expense

Interest expense decreased to $0.7 million for the first quarter of 2024 compared to $0.8 million for the first quarter of 2023. The decrease is primarily due to lower average corporate borrowings when compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 24.4% and 23.7% for the first quarter of 2024 and 2023, respectively. The increase is primarily due to lower tax benefits on the exercise of non-qualified stock options.

Segment Comparison of Three Months Ended March 30, 2024 to Three Months Ended April 1, 2023

Franchising Segment Operating Income

The franchising segment’s operating income for the first quarter of 2024 of $11.5 million was up from $11.2 million for the first quarter of 2023. The increase in segment contribution was primarily due to increased royalty revenues, partially offset by an increase in selling, general and administrative expenses.

Other Operating Segment Income

Other operating segment income for the first quarter of 2024 decreased to $0.7 million from $1.2 million for the first quarter of 2023. The decrease in segment contribution was due to a decrease in leasing income net of leasing expenses.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings. The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and amortization and compensation expense related to stock options.

We ended the first quarter of 2024 with $22.9 million in cash, cash equivalents and restricted cash compared to $24.6 million in cash, cash equivalents and restricted cash at the end of the first quarter of 2023.

Operating activities provided $13.4 million of cash during the first three months of 2024 compared to $13.9 million provided during the first three months of last year.

Investing activities used $0.1 million of cash during the first three months of 2024. The 2024 activities consisted of the purchase of property and equipment.

Financing activities used $3.8 million of cash during the first three months of 2024. Our most significant financing activities during the first three months of 2024 consisted of $2.8 million for the payment of dividends and payments on notes payable of $1.1 million; partially offset by $0.1 million of proceeds from exercise of stock options. (See Note 8 — “Shareholders’ Equity (Deficit) and Note 9 – “Debt”).

Our debt facilities include a Line of Credit with CIBC Bank USA and a Note Agreement and Shelf Agreement with Prudential. These facilities have been and will continue to be used for general corporate purposes, are secured by a lien against substantially all of our assets, contain customary financial conditions and covenants, and require maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the agreements governing the facilities). As of March 30, 2024, we were in compliance with all of the financial covenants under the Line of Credit, the Note Agreement and the Shelf Agreement.

The Line of Credit provides for up to $20.0 million in revolving loans and $30.0 million in delayed draw term loans. As of March 30, 2024, we had no revolving loans outstanding, and had delayed draw term loan borrowings totaling $30.0 million that mature in 2029.

The Shelf Agreement allows us to offer privately negotiated senior notes to Prudential in an aggregate principal amount up to (i) $100.0 million, less (ii) the aggregate principal amount of notes outstanding at such point (including notes outstanding under the Note Agreement, which at March 30, 2024 was $38.1 million). As of March 30, 2024, we had not issued any notes under the Shelf Agreement. Of the $38.1 million of principal outstanding under the Note Agreement, $8.1 million amortizes over the remainder of 2024 through 2027, and $30.0 million matures in 2028.

See Part I, Item 1, Note 9 – “Debt” for more information regarding the Line of Credit, Note Agreement and Shelf Agreement.

We expect to generate the cash necessary to pay our expenses and to pay the principal and interest on our outstanding debt from cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate. Our ability to pay our expenses and meet our debt service obligations depends on our future performance, which may be affected by financial, business, economic, and other factors including the risk factors described under Item 1A of our Form 10-K for the fiscal year ended December 30, 2023 and under Item 1A below. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all. Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase our cost of capital.

As of the date of this report we believe that the combination of our cash on hand, the cash generated from our business, our Line of Credit and our Shelf Agreement will be adequate to fund our planned operations through 2024.

Critical Accounting Policies

A discussion of our critical accounting policies is contained in our annual report on Form 10-K for the year ended December 30, 2023. There have been no changes to our critical accounting policies from those disclosed on our Form 10-K for the year ended December 30, 2023.

Forward Looking Statements

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, the Company’s belief that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, as well as its disclosures regarding market rate risk are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act. Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements. Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions. See the section appearing in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 entitled “Risk Factors” and Part II, Item 1A in this Report for a more complete discussion of certain factors that may cause the Company’s actual results to differ from those in its forward looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At March 30, 2024, the Company’s Line of Credit with CIBC Bank USA included a commitment for revolving loans of $20.0 million. The interest rates applicable to revolving loans are based on either the bank’s base rate or SOFR for short-term borrowings (twelve months or less). The Company had no revolving loans outstanding at March 30, 2024 under this Line of Credit. The Company had no interest rate derivatives in place at March 30, 2024. The Company’s fixed rate debt exposes the company to changes in the market interest rate only to the extent that the Company may need to refinance maturing debt with new debt at a higher rate.

None of the Company’s cash and cash equivalents at March 30, 2024 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the three months ended March 30, 2024. During fiscal 2023, approximately 8% of the Company’s total revenues and less than 1% of expenses were denominated in a foreign currency. Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $670,000. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 1A: Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 30, 2023.  If any of those factors were to occur, they could materially adversely affect our financial condition or future results, and could cause our actual results to differ materially from those expressed in its forward-looking statements in this report. We are aware of no material changes to the Risk Factors discussed in our Annual Report on Form 10-K for the year ended December 30, 2023.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarized the Company’s common stock repurchase during the first quarter of 2024.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

December 31, 2023 to February 3, 2024	—	$—	—	78,600
February 4, 2024 to March 2, 2024	—	$—	—	78,600
March 3, 2024 to March 30, 2024	—	$—	—	78,600

(1)	The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date. The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and as of March 30, 2024 was limited to 5,400,000 shares, of which 78,600 may still be repurchased.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended March 30, 2024, formatted in Inline XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Shareholders’ Equity (Deficit), (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended March 30, 2024, formatted in Inline XBRL (contained in Exhibit 101).

*Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINMARK CORPORATION

Date: April 17, 2024	By:	/s/ Brett D. Heffes
Brett D. Heffes Chair of the Board and Chief Executive Officer (principal executive officer)

Date: April 17, 2024	By:	/s/ Anthony D. Ishaug
		Anthony D. Ishaug Executive Vice President Chief Financial Officer and Treasurer (principal financial and accounting officer)