Form 10-Q
period 2024-09-28
WINMARK CORP
filed 2024-10-16
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

or

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

Yes ☐              No ☒

Common stock, no par value, 3,520,402 shares outstanding as of October 14, 2024.

WINMARK CORPORATION AND SUBSIDIARIES

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	CONSOLIDATED CONDENSED BALANCE SHEETS September 28, 2024 and December 30, 2023	3

	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS Three Months Ended September 28, 2024 and September 30, 2023 Nine Months Ended September 28, 2024 and September 30, 2023	4

	CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) Three Months Ended September 28, 2024 and September 30, 2023 Nine Months Ended September 28, 2024 and September 30, 2023	5

	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS Nine Months Ended September 28, 2024 and September 30, 2023	6

	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION	18

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

	SIGNATURES	20

PART I.          FINANCIAL INFORMATION

ITEM 1: Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 28, 2024	December 30, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$37,197,000	$13,361,500
Restricted cash	90,000	25,000
Receivables, less allowance for credit losses of $500 and $600	1,602,200	1,475,300
Net investment in leases - current	—	75,100
Income tax receivable	—	31,400
Inventories	441,800	386,100
Prepaid expenses	1,171,600	1,392,100
Total current assets	40,502,600	16,746,500
Property and equipment, net	1,519,000	1,669,800
Operating lease right of use asset	2,197,600	2,425,900
Intangible assets, net	2,728,800	2,994,300
Goodwill	607,500	607,500
Other assets	478,400	471,300
Deferred income taxes	3,917,300	4,052,400
	$51,951,200	$28,967,700

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $27,900 and $32,100	$3,472,100	$4,217,900
Accounts payable	1,600,700	1,719,400
Income tax payable	30,400	—
Accrued liabilities	3,776,100	2,858,200
Deferred revenue	1,670,100	1,666,100
Total current liabilities	10,549,400	10,461,600
Long-term Liabilities:
Line of credit/Term loan	30,000,000	30,000,000
Notes payable, net of unamortized debt issuance costs of $68,800 and $88,700	32,431,200	34,848,800
Deferred revenue	8,028,600	7,657,500
Operating lease liabilities	3,260,100	3,715,800
Other liabilities	1,425,800	1,440,100
Total long-term liabilities	75,145,700	77,662,200
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,520,402 and 3,496,977 shares issued and outstanding	11,941,900	7,768,800
Retained earnings (accumulated deficit)	(45,685,800)	(66,924,900)
Total shareholders' equity (deficit)	(33,743,900)	(59,156,100)
	$51,951,200	$28,967,700

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue:
Royalties	$19,512,500	$19,210,000	$54,555,700	$53,063,400
Leasing income	316,200	1,291,900	1,677,400	3,948,700
Merchandise sales	702,500	997,800	2,738,500	3,601,900
Franchise fees	451,200	334,400	1,182,700	1,133,400
Other	528,500	483,700	1,586,800	1,456,200
Total revenue	21,510,900	22,317,800	61,741,100	63,203,600
Cost of merchandise sold	662,500	935,400	2,562,600	3,370,500
Leasing expense	—	11,000	36,600	381,700
Provision for credit losses	—	700	(1,500)	(4,600)
Selling, general and administrative expenses	5,919,800	6,248,200	18,979,000	18,694,300
Income from operations	14,928,600	15,122,500	40,164,400	40,761,700
Interest expense	(704,100)	(763,100)	(2,163,300)	(2,339,800)
Interest and other income	386,400	385,400	855,200	803,400
Income before income taxes	14,610,900	14,744,800	38,856,300	39,225,300
Provision for income taxes	(3,490,200)	(3,595,000)	(8,485,100)	(8,764,000)
Net income	$11,120,700	$11,149,800	$30,371,200	$30,461,300
Earnings per share - basic	$3.16	$3.20	$8.65	$8.77
Earnings per share - diluted	$3.03	$3.05	$8.29	$8.40
Weighted average shares outstanding - basic	3,520,334	3,485,852	3,510,461	3,475,066
Weighted average shares outstanding - diluted	3,671,121	3,653,730	3,663,309	3,627,550

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 30, 2023	3,496,977	$7,768,800	$(66,924,900)	$(59,156,100)
Stock options exercised	453	70,000	—	70,000
Compensation expense relating to stock options	—	485,900	—	485,900
Cash dividends ($0.80 per share)	—	—	(2,797,900)	(2,797,900)
Comprehensive income (Net income)	—	—	8,819,000	8,819,000
BALANCE, March 30, 2024	3,497,430	8,324,700	(60,903,800)	(52,579,100)
Stock options exercised	22,897	2,634,200	—	2,634,200
Compensation expense relating to stock options	—	454,600	—	454,600
Cash dividends ($0.90 per share)	—	—	(3,165,800)	(3,165,800)
Comprehensive income (Net income)	—	—	10,431,400	10,431,400
BALANCE, June 29, 2024	3,520,327	11,413,500	(53,638,200)	(42,224,700)
Stock options exercised	75	10,800	—	10,800
Compensation expense relating to stock options	—	517,600	—	517,600
Cash dividends ($0.90 per share)	—	—	(3,168,300)	(3,168,300)
Comprehensive income (Net income)	—	—	11,120,700	11,120,700
BALANCE, September 28, 2024	3,520,402	$11,941,900	$(45,685,800)	$(33,743,900)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 31, 2022	3,459,673	$1,806,700	$(63,438,800)	$(61,632,100)
Stock options exercised	3,518	590,400	—	590,400
Compensation expense relating to stock options	—	475,900	—	475,900
Cash dividends ($0.70 per share)	—	—	(2,421,900)	(2,421,900)
Comprehensive income (Net income)	—	—	8,942,700	8,942,700
BALANCE, April 1, 2023	3,463,191	2,873,000	(56,918,000)	(54,045,000)
Stock options exercised	21,845	2,384,500	—	2,384,500
Compensation expense relating to stock options	—	466,100	—	466,100
Cash dividends ($0.80 per share)	—	—	(2,787,500)	(2,787,500)
Comprehensive income (Net income)	—	—	10,368,800	10,368,800
BALANCE, July 01, 2023	3,485,036	5,723,600	(49,336,700)	(43,613,100)
Stock options exercised	1,833	179,300	—	179,300
Compensation expense relating to stock options	—	509,000	—	509,000
Cash dividends ($0.80 per share)	—	—	(2,788,500)	(2,788,500)
Comprehensive income (Net income)	—	—	11,149,800	11,149,800
BALANCE, September 30, 2023	3,486,869	$6,411,900	$(40,975,400)	$(34,563,500)

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 28, 2024	September 30, 2023
OPERATING ACTIVITIES:
Net income	$30,371,200	$30,461,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	345,600	313,400
Amortization of intangible assets	265,500	265,500
Provision for credit losses	(1,500)	(4,600)
Compensation expense related to stock options	1,458,200	1,451,000
Deferred income taxes	135,100	148,400
Operating lease right of use asset amortization	228,200	206,000
Tax benefits on exercised stock options	943,300	839,000
Change in operating assets and liabilities:
Receivables	(126,900)	(265,400)
Principal collections on lease receivables	104,700	485,200
Income tax receivable/payable	(881,600)	(281,500)
Inventories	(55,700)	479,700
Prepaid expenses	220,500	215,300
Other assets	(7,200)	(38,000)
Accounts payable	(118,700)	(427,100)
Accrued and other liabilities	472,200	1,021,600
Rents received in advance and security deposits	(28,000)	(254,600)
Deferred revenue	375,100	616,200
Net cash provided by operating activities	33,700,000	35,231,400
INVESTING ACTIVITIES:
Purchase of property and equipment	(194,900)	(284,700)
Net cash used for investing activities	(194,900)	(284,700)
FINANCING ACTIVITIES:
Payments on notes payable	(3,187,500)	(3,187,500)
Proceeds from exercises of stock options	2,715,000	3,154,200
Dividends paid	(9,132,100)	(7,997,900)
Net cash used for financing activities	(9,604,600)	(8,031,200)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	23,900,500	26,915,500
Cash, cash equivalents and restricted cash, beginning of period	13,386,500	13,680,600
Cash, cash equivalents and restricted cash, end of period	$37,287,000	$40,596,100
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,149,200	$2,309,100
Cash paid for income taxes	$8,281,400	$8,058,100

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Condensed Balance Sheets to the total of the same amounts shown above:
	Nine Months Ended
	September 28, 2024	September 30, 2023
Cash and cash equivalents	$37,197,000	$40,556,100
Restricted cash	90,000	40,000
Total cash, cash equivalents and restricted cash	$37,287,000	$40,596,100

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

Revenues and operating results for the nine months ended September 28, 2024 are not necessarily indicative of the results to be expected for the full year.

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

3. Contract Liabilities:

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees. The table below presents the activity of the current and noncurrent deferred franchise revenue during the first nine months of 2024 and 2023, respectively:

	September 28, 2024	September 30, 2023
Balance at beginning of period	$9,323,600	$8,618,100
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	1,659,700	1,957,300
Fees earned that were included in the balance at the beginning of the period	(1,284,600)	(1,341,100)
Balance at end of period	$9,698,700	$9,234,300

The following table illustrates future estimated revenue to be recognized for the remainder of 2024 and full fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 28, 2024.

Contract Liabilities expected to be recognized in	Amount
2024	$413,800
2025	1,618,800
2026	1,414,500
2027	1,239,800
2028	1,070,300
Thereafter	3,941,500
$9,698,700

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

5. Investment in Leasing Operations:

In May 2021, the Company made the decision to no longer solicit new leasing customers and will pursue an orderly run-off for its leasing portfolio.

Leasing income as presented on the Consolidated Condensed Statements of Operations consists of the following:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Interest income on direct financing and sales-type leases	$100	$52,000	$6,700	$225,500
Selling profit (loss) at commencement of sales-type leases	—	94,900	—	94,900
Operating lease income	90,600	820,000	970,400	2,346,800
Income on sales of equipment under lease	72,100	71,000	368,700	716,600
Other	153,400	254,000	331,600	564,900
Leasing income	$316,200	$1,291,900	$1,677,400	$3,948,700

6. Intangible Assets

Intangible assets consist of reacquired franchise rights. The Company amortizes the fair value of the reacquired franchise rights over the contract term of the franchise. The Company recognized $265,500 and $265,500 of amortization expense for the nine months ended September 28, 2024 and September 30, 2023, respectively.

The following table illustrates future amortization to be expensed for the remainder of 2024 and full fiscal years thereafter related to reacquired franchise rights as of September 28, 2024.

Amortization expected to be expensed in	Amount
2024	$88,500
2025	354,000
2026	354,000
2027	354,000
2028	354,000
Thereafter	1,224,300
$2,728,800

7. Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Denominator for basic EPS — weighted average common shares	3,520,334	3,485,852	3,510,461	3,475,066
Dilutive shares associated with option plans	150,787	167,878	152,848	152,484
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	3,671,121	3,653,730	3,663,309	3,627,550
Options excluded from EPS calculation — anti-dilutive	3,413	1,317	4,267	3,492

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

On July 17, 2024 the Company’s Board of Directors approved the payment of a $0.90 per share quarterly cash dividend to shareholders of record at the close of business on August 14, 2024, which was paid on September 3, 2024.

Repurchase of Common Stock

During the first nine months of 2024, the Company did not repurchase any shares of its common stock. Under the Board of Directors’ authorization, as of September 28, 2024, the Company has the ability to repurchase an additional 78,600 shares of its common stock. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

Stock option activity under the Company’s option plans as of September 28, 2024 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 30, 2023	341,892	$180.73	5.98	$81,017,600
Granted	13,100	355.90
Exercised	(23,425)	115.90
Forfeited	(4,581)	239.61
Outstanding, September 28, 2024	326,986	$191.57	5.59	$63,343,700
Exercisable, September 28, 2024	232,536	$163.39	4.63	$51,532,000

The fair value of options granted under the Option Plans during the first nine months of 2024 and 2023 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Nine Months Ended	Nine Months Ended
	September 28, 2024	September 30, 2023
Risk free interest rate	4.57%	3.86%
Expected life (years)	6	6
Expected volatility	29.33%	28.04%
Dividend yield	2.93%	3.00%
Option fair value	$93.88	$76.01

All unexercised options at September 28, 2024 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $1,458,200 and $1,451,000 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first nine months of 2024 and 2023, respectively. As of September 28, 2024, the Company had $3.9 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 1.9 years.

9. Debt:

Line of Credit/Term Loan

As of September 28, 2024, there were no revolving loans outstanding under the Company’s credit facility with CIBC Bank USA (the “Line of Credit”), leaving $20.0 million available for additional borrowings. As of September 28, 2024, the Company had delayed draw term loan borrowings totaling $30.0 million under the Line of Credit bearing interest ranging from 4.60% to 4.75%.

The Line of Credit has been and will continue to be used for general corporate purposes. The Line of Credit is secured by a lien against substantially all of the Company’s assets, (as the Line of Credit ranks pari passu with the Prudential facilities described below) contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Line of Credit). As of September 28, 2024, the Company was in compliance with all of its financial covenants.

Notes Payable

As of September 28, 2024, the Company had aggregate principal outstanding of $36.0 million under its Note Agreement (“the Note Agreement”) with PGIM, Inc (formerly Prudential Investment Management, Inc.) its affiliates and managed accounts (collectively, “Prudential”) consisting of $2.3 million in principal outstanding from the $25.0 million Series A notes issued in May 2015, $3.7 million in principal outstanding from the $12.5 million Series B notes issued in August 2017 and $30.0 million in principal outstanding from the $30.0 million Series C notes issued in September 2021.

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Note Agreement). As of September 28, 2024, the Company was in compliance with all of its financial covenants.

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

As of September 28, 2024, the Company had not issued any notes under the Shelf Agreement and was in compliance with all of its financial covenants.

10. Operating Leases:

As of September 28, 2024, the Company leases its Minnesota corporate headquarters in a facility with an operating lease that expires in December 2029. The remaining lease term for this lease is 5.25 years and the discount rate is 5.5%. The Company recognized $778,500 and $877,600 of rent expense for the periods ended September 28, 2024 and September 30, 2023, respectively.

Maturities of operating lease liabilities is as follows for the remainder of fiscal 2024 and full fiscal years thereafter as of September 28, 2024:

Operating Lease Liabilities expected to be recognized in	Amount
2024	$199,600
2025	806,000
2026	828,200
2027	851,100
2028	874,600
Thereafter	898,700
Total lease payments	4,458,200
Less imputed interest	(653,100)
Present value of lease liabilities	$3,805,100

Of the $3.8 million operating lease liability outstanding at September 28, 2024, $0.5 million is included in Accrued liabilities in the Current liabilities section of the Consolidated Condensed Balance Sheets.

Supplemental cash flow information related to our operating leases is as follows for the period ended September 28, 2024:

	Nine Months Ended
	September 28, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow outflow from operating leases	$651,300	$569,000

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

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue:
Franchising	$21,194,700	$21,025,900	$60,063,700	$59,254,900
Other	316,200	1,291,900	1,677,400	3,948,700
Total revenue	$21,510,900	$22,317,800	$61,741,100	$63,203,600

Reconciliation to operating income:
Franchising segment contribution	$14,763,000	$13,971,400	$38,828,200	$37,562,800
Other operating segment contribution	165,600	1,151,100	1,336,200	3,198,900
Total operating income	$14,928,600	$15,122,500	$40,164,400	$40,761,700

12. Subsequent Events:

On October 16, 2024, the Company’s Board of Directors approved the payment of a $7.50 per share special cash dividend (the ”2024 Special Dividend”) to shareholders of record at the close of business November 13, 2024, which will be paid on December 2, 2024. The 2024 Special Dividend will be approximately $26.4 million based on the current number of shares outstanding and is expected to be financed by cash on hand.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Winmark – the Resale Company is focused on sustainability and small business formation. As of September 28, 2024, we had 1,343 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands. Our business is not capital intensive and is designed to generate consistent, recurring revenue and strong operating margins.

The financial criteria that management closely tracks to evaluate current business operations and future prospects include royalties and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees. During the first nine months of 2024, our royalties increased $1.5 million or 2.8% compared to the first nine months of 2023.

Management continually monitors the level and timing of selling, general and administrative expenses. The major components of selling, general and administrative expenses include salaries, wages and benefits, advertising, conferences, travel, occupancy, legal and professional fees. During the first nine months of 2024, selling, general and administrative expenses increased $0.3 million, or 1.5% compared to the first nine months of 2023.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals. The following is a summary of our net store growth and renewal activity for the first nine months ended September 28, 2024:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/30/2023	OPENED	CLOSED	9/28/2024	RENEWAL	RENEWALS	% RENEWED
Plato’s Closet	506	11	(2)	515	39	39	100%
Once Upon A Child	416	11	(2)	425	40	39	98%
Play It Again Sports	294	11	(4)	301	18	17	94%
Style Encore	66	3	(1)	68	10	10	100%
Music Go Round	37	—	(3)	34	2	1	50%
Total Franchised Stores	1,319	36	(12)	1,343	109	106	97%

Renewal activity is a key focus area for management. Our franchisees sign 10-year agreements with us. The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties. During the first nine months of 2024, we renewed 106 of the 109 franchise agreements available for renewal.

Our ability to grow our operating income is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchises, and (iii) control our selling, general and administrative expenses.

In May 2021, we made the decision to no longer solicit new leasing customers and pursue an orderly run-off of our middle-market leasing portfolio. Leasing income net of leasing expense for the first nine months of 2024 was $1.6 million compared to $3.6 million in the first nine months of 2023. Given the decision to run-off the portfolio, we anticipate that leasing income net of leasing expense will continue to decrease through the run-off period.

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Revenue:
Royalties	90.7%	86.1%	88.4%	84.0%
Leasing income	1.5	5.8	2.7	6.2
Merchandise sales	3.3	4.5	4.4	5.7
Franchise fees	2.1	1.5	1.9	1.8
Other	2.4	2.1	2.6	2.3
Total revenue	100.0	100.0	100.0	100.0

Cost of merchandise sold	(3.1)	(4.2)	(4.2)	(5.3)
Leasing expense	—	—	(0.1)	(0.6)
Provision for credit losses	—	—	—	—
Selling, general and administrative expenses	(27.5)	(28.0)	(30.6)	(29.6)
Income from operations	69.4	67.8	65.1	64.5
Interest expense	(3.3)	(3.4)	(3.6)	(3.7)
Interest and other income	1.8	1.7	1.4	1.3
Income before income taxes	67.9	66.1	62.9	62.1
Provision for income taxes	(16.2)	(16.1)	(13.7)	(13.9)
Net income	51.7%	50.0%	49.2%	48.2%

Comparison of Three Months Ended September 28, 2024 to Three Months Ended September 30, 2023

Revenue

Revenues for the quarter ended September 28, 2024 totaled $21.5 million compared to $22.3 million for the comparable period in 2023.

Royalties and Franchise Fees

Royalties increased to $19.5 million for the third quarter of 2024 from $19.2 million for the third quarter of 2023, a 1.6% increase. The increase is primarily from having additional franchise stores in the third quarter of 2024 compared to the same period in 2023.

Franchise fees of $0.5 million for the third quarter of 2024 compared to $0.3 million for the third quarter of 2023.

Leasing Income

Leasing income decreased to $0.3 million for the third quarter of 2024 compared to $1.3 million for the same period in 2023. The decrease is primarily due to a decrease in operating lease income when compared to last year.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales decreased to $0.7 million for the third quarter of 2024 compared to $1.0 million in the same period of 2023. The decrease is due to a decrease in buying group and technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold decreased to $0.7 million for the third quarter of 2024 compared to $0.9 million in the same period of 2023. The decrease is due to a decrease in Direct Franchise Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the third quarter of 2024 and 2023 was 94.3% and 93.7%, respectively.

Selling, General and Administrative

Selling, general and administrative expenses decreased 5.3% to $5.9 million in the third quarter of 2024 compared to $6.2 million in the same period of 2023. The decrease was primarily due to a decrease in compensation related expenses.

Interest Expense

Interest expense decreased to $0.7 million for the third quarter of 2024 compared to $0.8 million for the third quarter of 2023. The decrease is primarily due to lower average borrowing when compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 23.9% and 24.4% for the third quarter of 2024 and 2023, respectively. The decrease is primarily due to a decrease in state income taxes.

Comparison of Nine Months Ended September 28, 2024 to Nine Months Ended September 30, 2023

Revenue

Revenues for the first nine months of 2024 totaled $61.7 million compared to $63.2 million for the comparable period in 2023.

Royalties and Franchise Fees

Royalties increased to $54.6 million for the first nine months of 2024 from $53.1 million for the first nine months of 2023, a 2.8% increase. The increase is primarily from having additional franchise stores in the first nine months of 2024 compared to the same period in 2023.

Franchise fees of $1.2 million for the first nine months of 2024 compared to $1.1 million for the first nine months of 2023.

Leasing Income

Leasing income decreased to $1.7 million for the first nine months of 2024 compared to $3.9 million for the same period in 2023. The decrease is primarily due to a decrease in operating lease income and a lower level of equipment sales to customers when compared to the same period last year.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales decreased to $2.7 million for the first nine months of 2024 compared to $3.6 million in the same period of 2023. The decrease is primarily due to a decrease in buying group and technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold decreased to $2.6 million for the first nine months of 2024 compared to $3.4 million in the same period of 2023. The decrease is due to a decrease in Direct Franchise Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first six months of 2024 and 2023 was 93.6% and 93.6%, respectively.

Selling, General and Administrative

Selling, general and administrative expenses increased 1.5% to $19.0 million in the first nine months of 2024 compared to $18.7 million in the same period of 2023. The increase was primarily due to an increase in advertising related expenses and outside services.

Interest Expense

Interest expense was $2.2 million for the first nine months of 2024 compared to $2.3 million for the first nine months of 2023. The decrease is primarily due to lower average borrowings when compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 21.8% and 22.3% for the first nine months of 2024 and 2023, respectively. The decrease is primarily due to higher tax benefits on the exercise of non-qualified stock options and a decrease in state income taxes.

Segment Comparison of Three Months Ended September 28, 2024 to Three Months Ended September 30, 2023

Franchising Segment Operating Income

The franchising segment’s operating income for the third quarter of 2024 increased to $14.8 million from $14.0 million for the third quarter of 2023. The increase in segment contribution was due to increased royalty revenues and a decrease in selling, general and administrative expenses.

Other Operating Segment Income

The other operating segment income for the third quarter of 2024 decreased to $0.2 million from $1.2 million for the third quarter of 2023. The decrease in segment contribution was due to a decrease in leasing income net of leasing expense.

Segment Comparison of Nine Months Ended September 28, 2024 to Nine Months Ended September 30, 2023

Franchising Segment Income

The franchising segment operating income for the first nine months of 2024 increased to $38.8 million from $37.6 million for the first nine months of 2023. The increase in segment contribution was due to increased royalty revenues, partially offset by an increase in selling, general and administrative expenses.

Other Operating Segment Income

The other operating segment income for the first nine months of 2024 decreased to $1.3 million from $3.2 million for the first nine months of 2023. The decrease in segment contribution was due to a decrease in leasing income net of leasing expenses.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flows from operations and borrowings. The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and amortization and compensation expense related to stock options.

We ended the third quarter of 2024 with $37.3 million in cash, cash equivalents and restricted cash compared to $40.6 million in cash, cash equivalents and restricted cash at the end of the third quarter of 2023.

Operating activities provided $33.7 million of cash during the first nine months of 2024, compared to $35.2 million provided during the same period last year. The decrease in cash provided by operating activities during the first nine months of 2024 compared to 2023 was primarily due to an increase in inventory, cash paid for income taxes and a decrease in principal collections on lease receivables.

Investing activities used $0.2 million of cash during the first nine months of 2024, compared to $0.3 million used during the same period last year. The 2024 activities consisted of the purchase of property and equipment.

Financing activities used $9.6 million of cash during the first nine months of 2024. Our most significant financing activities during the first nine months of 2024 consisted of $9.1 million for the payment of dividends and payments on notes payable of $3.2 million; partially offset by $2.7 million of proceeds from exercise of stock options. (See Note 8 — “Shareholders’ Equity (Deficit),” and Note 9 — “Debt”).

Our debt facilities include a Line of Credit with CIBC Bank USA and a Note Agreement and Shelf Agreement with Prudential. These facilities have been and will continue to be used for general corporate purposes, are secured by a lien against substantially all of our assets, contain customary financial conditions and covenants, and require maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the agreements governing the facilities). As of September 28, 2024, we were in compliance with all of the financial covenants under the Line of Credit, the Note Agreement and the Shelf Agreement.

The Line of Credit provides for up to $20.0 million in revolving loans and $30.0 million in delayed draw term loans. As of September 28, 2024, we had no revolving loans outstanding, and had delayed draw term loan borrowings totaling $30.0 million that mature in 2029.

The Shelf Agreement allows us to offer privately negotiated senior notes to Prudential in an aggregate principal amount up to (i) $100.0 million, less (ii) the aggregate principal amount of notes outstanding at such point (including notes outstanding under the Note Agreement, which at September 28, 2024 was $36.0 million). As of September 28, 2024, we had not issued any notes under the Shelf Agreement. Of the $36.0 million of principal outstanding under the Note Agreement, $6.0 million amortizes over the remainder of 2024 through 2027, and $30.0 million matures in 2028.

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At September 28, 2024, the Company’s Line of Credit with CIBC Bank USA included a commitment for revolving loans of $20.0 million. The interest rates applicable to revolving loans are based on either the bank’s base rate or SOFR for short-term borrowings (twelve months or less). The Company had no revolving loans outstanding at September 28, 2024 under this Line of Credit. The Company had no interest rate derivatives in place at September 28, 2024. The Company’s fixed rate debt exposes the company to changes in the market interest rate only to the extent that the Company may need to refinance maturing debt with new debt at a higher rate.

None of the Company’s cash and cash equivalents at September 28, 2024 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the nine months ended September 28, 2024. During fiscal 2023, less than 8% of the Company’s total revenues and 1% of expenses were denominated in a foreign currency. Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $670,000. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company’s common stock repurchases during the third quarter of 2024.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

June 30, 2024 to August 3, 2024	—	$—	—	78,600
August 4, 2024 to August 31, 2024	—	$—	—	78,600
September 1, 2024 to September 28, 2024	—	$—	—	78,600
(1)	The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date. The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and as of September 28, 2024 was limited to 5,400,000 shares, of which 78,600 may still be repurchased.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended September 28, 2024, formatted in Inline XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Shareholders’ Equity (Deficit), (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended September 28, 2024, formatted in Inline XBRL (contained in Exhibit 101).

*Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINMARK CORPORATION

Date: October 16, 2024	By:	/s/ Brett D. Heffes
Brett D. Heffes Chair of the Board and Chief Executive Officer (principal executive officer)

Date: October 16, 2024	By:	/s/ Anthony D. Ishaug
		Anthony D. Ishaug Executive Vice President Chief Financial Officer and Treasurer (principal financial and accounting officer)