Form 10-K
period 2024-12-28
WINMARK CORP
filed 2025-02-26
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2024, or

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $691,193,237.

Shares of no par value Common Stock outstanding as of February 24, 2025: 3,539,954 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 23, 2025 have been incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

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

PART I

ITEM 1:     BUSINESS

Background

Winmark – the Resale Company® (Winmark Corporation, Winmark or the Company), is a nationally recognized franchisor focused on sustainability and small business formation. We champion and guide entrepreneurs interested in operating one of our award winning resale franchises: Plato’s Closet®, Once Upon A Child®, Play It Again Sports®, Style Encore® and Music Go Round®. At December 28, 2024, there were 1,350 franchises in operation in the United States and Canada and over 2,800 available territories. Our mission is to provide Resale for Everyone®.

Each of our resale brands emphasizes consumer value by offering high-quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers’ used goods that have been outgrown or are no longer used. Our concepts also offer a limited amount of new merchandise to customers. For over 30 years, we have offered a sustainable solution for consumers to recycle their gently used clothing, toys, sporting goods and musical instruments. We estimate that, since 2010, stores in our resale brands have extended the lives of over 1.9 billion items. We continue to enhance our franchise model and provide our franchisees with the technology, tools and training to profitably expand their operations and evolve towards being a multi-channel retailer.

Our significant assets are located within the United States, and we generate the majority of revenues from United States operations. Revenues from Canadian franchisees in 2024, 2023 and 2022 were approximately $7.3 million, $6.8 million and $6.4 million, respectively. For additional financial information, please see Item 8 — Financial Statements and Supplementary Data. We were incorporated in Minnesota in 1988.

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

	System-Wide Sales
	(in millions)
	2022	2023	2024
Plato’s Closet	$638.8	$647.6	$653.0
Once Upon A Child	466.2	504.8	517.9
Play It Again Sports	324.1	328.2	331.9
Style Encore	58.1	59.2	59.1
Music Go Round	47.1	49.2	48.3
	$1,534.3	$1,589.0	$1,610.2

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

The following table presents the royalties and franchise fees contributed by each of our brands for the past three years and the corresponding percentage of consolidated revenues for each such year:

	Total Royalties and Franchise Fees
	(in millions)			% of Consolidated Revenue
	2022	2023	2024	2022	2023	2024
Plato’s Closet	$29.4	$30.2	$30.8	36.2%	36.3%	37.9%
Once Upon A Child	21.1	23.1	24.2	25.9	27.7	29.8
Play It Again Sports	13.6	13.8	14.1	16.7	16.6	17.3
Style Encore	3.1	3.1	3.1	3.8	3.8	3.9
Music Go Round	1.5	1.5	1.5	1.8	1.8	1.9
	$68.7	$71.7	$73.7	84.4%	86.2%	90.7%

The following table presents a summary of our net store growth and renewal activity for the fiscal year ended December 28, 2024:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/30/2023	OPENED	CLOSED	12/28/2024	RENEWAL	RENEWALS	% RENEWED
Plato’s Closet	506	14	(5)	515	55	55	100%
Once Upon A Child	416	16	(2)	430	51	50	98%
Play It Again Sports	294	13	(5)	302	22	21	95%
Style Encore	66	4	(1)	69	15	15	100%
Music Go Round	37	—	(3)	34	2	1	50%
Total Franchised Stores(1)	1,319	47	(16)	1,350	145	142	98%

(1)	All stores are owned and operated by franchisees. Winmark does not own or operate any corporate stores.

Of the 1,350 total franchised stores as of December 28, 2024, 159 were located in Canada.

Sustainability

As a leader in the circular economy, we have been at the forefront of the sustainability movement for over 30 years. Our franchise brands offer customers a better way to keep their clothes, sporting goods and music equipment out of landfills and in use for a fuller, longer product lifespan. In 2024 alone, stores across our five resale brands extended the lives of over 185 million items of clothing, toys, books, musical instruments and sports equipment. Our high-quality franchised stores give consumers an easier way to buy and sell used goods within their local communities without placing demands on wasteful production. In turn, this means less water and energy consumption, giving consumers a way to help cut down on pollution and greenhouse gas emissions.

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

At December 28, 2024, we had 79 signed franchise agreements, of which the majority are expected to open in 2025.

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

We provide centralized buying services, which on a limited basis include credit and billing for the Play It Again Sports franchisees. Our Play It Again Sports franchise system uses several major vendors for new product including Adidas, Wilson Sporting Goods, Champro Sports, Rawlings/Easton, CCM Hockey and Bauer Hockey. The loss of any of the above vendors would change the vendor mix, but not significantly change our products offered.

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

Each franchisee must execute our franchise agreement and pay an initial franchise fee. At December 28, 2024, the franchise fee for all brands was $25,000 for an initial store in the U.S. and $33,200CAD for an initial store in Canada. Once a franchisee opens its initial store, it can open additional stores, in any brand, by paying a $15,000 franchise fee for a store in the U.S. and $20,000CAD for a store in Canada, provided an acceptable territory is available and the franchisee meets the brand’s additional store standards. The franchise fee for our initial store and additional store in Canada is based upon the exchange rate applied to the United States franchise fee on the last business day of the preceding fiscal year. The franchise fee in March 2025 for an initial store in Canada will be $36,000CAD, and an additional store in Canada will be $21,600CAD. Typically, the franchisee’s initial store is open for business approximately 10 to 14 months from the date the franchise agreement is signed. The franchise agreement has an initial term of 10 years, with subsequent 10-year renewal periods, and grants the franchisee an exclusive geographic area, which will vary in size depending upon population, demographics and other factors. Under current franchise agreements, franchisees of the respective brands are required to pay us weekly continuing fees (royalties) equal to the percentage of gross sales outlined in their Franchise Agreements, generally ranging from 4% to 5% for all of our brands.

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

Human Capital Resources

Human capital resources are an integral and essential component of our business.  As of December 28, 2024, we employed 89 employees. None of these employees are covered by a collective bargaining agreement. Our franchisees are independent business owners, therefore, they and their employees are not included in our employee count and are not employees of Winmark Corporation.

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

We recognize the benefits of and are committed to a culture of diversity and inclusion, where each individual is valued for their own unique perspective and experiences.  As of December 28, 2024, 55% of our overall employee count and 55% of our management team identify as female. Additionally, we provide training to our management team and employees regarding diversity and inclusion and we continue to actively work to increase representation among underrepresented demographic groups within our employee base.

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

We are dependent on franchise renewals.

Each of our franchise agreements is 10 years long. At the end of the term of each franchise agreement, each franchisee may, if certain conditions are met, “renew” the franchise relationship by signing a new 10-year franchise agreement. As of December 28, 2024 each of our five brands have the following number of franchise agreements that will expire over the next three years:

	2025	2026	2027
Plato’s Closet	43	40	36
Once Upon A Child	44	50	38
Play It Again Sports	19	14	18
Music Go Round	4	6	5
Style Encore	8	6	7
	118	116	104

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

The terms of our line of credit/term loan and note facilities impose certain operating and financial restrictions on us and require us to meet certain financial tests including tests related to minimum levels of debt service coverage and maximum levels of leverage. As of December 28, 2024, we were in compliance with all of our financial covenants under these facilities; however, failure to comply with these covenants in the future may result in default under one or both of these sources of capital and could result in acceleration of the related indebtedness. Any such acceleration of indebtedness would have an adverse impact on our business activities and financial condition.

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

ITEM 2:     PROPERTIES

We lease 41,016 square feet at our headquarters facility in Minneapolis, Minnesota. We are obligated to pay rent monthly under the lease, and will pay an average of $851,700 annually over the remaining term that expires in 2029. We are also obligated to pay estimated taxes and operating expenses as described in the lease, which change annually. The total rentals, taxes and operating expenses paid may increase if we exercise any of our rights to acquire additional space described in the lease. Our facilities are sufficient to meet our current and immediate future needs.

ITEM 3:     LEGAL PROCEEDINGS

We are not a party to any material litigation and are not aware of any threatened litigation that we believe would have a material adverse effect on our business.

ITEM 4:     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders, Dividends

Winmark Corporation’s common stock trades on the NASDAQ Global Market under the symbol “WINA”. For dividend information see Note 6 – “Shareholders’ Equity (Deficit).”

At February 24, 2025, there were approximately 46 shareholders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

September 29, 2024 to November 2, 2024	—	$—	—	78,600
November 3, 2024 to November 30, 2024	—	$—	—	78,600
December 1, 2024 to December 28, 2024	—	$—	—	78,600
(1)	The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date. The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and as of December 28, 2024 was limited to 5,400,000 shares, of which 78,600 may still be repurchased.

The table set forth in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matter” of this Annual Report is also incorporated herein by reference.

Performance Graph

In accordance with the rules of the SEC, the following graph compares the performance of our common stock on the NASDAQ stock market to the NASDAQ US Benchmark TR composite index and to the NASDAQ US Benchmark Retail TR industry index, of which we are a component. The graph compares on an annual basis the cumulative total shareholder return on $100 invested on December 28, 2019 though our fiscal year ended December 28, 2024 and assumes reinvestment of all dividends. The performance graph is not necessarily indicative of future investment performance.

ITEM 6:     [RESERVED]

None.

ITEM 7:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements and should be read in conjunction with those consolidated financial statements. This section of this 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-date comparisons between 2023 and 2022 that are not included in this Form 10-K, can be found in ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

Overview

Winmark – the Resale Company is focused on sustainability and small business formation. As of December 28, 2024, we had 1,350 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands. Our business is not capital intensive and is designed to generate consistent, recurring revenue and strong operating margins.

The financial criteria that management closely tracks to evaluate current business operations and future prospects include royalties and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees. During 2024, our royalties increased $2.0 million or 2.8% compared to 2023.

Management continually monitors the level and timing of selling, general and administrative expenses. The major components of selling, general and administrative expenses include compensation & benefits, marketing & advertising, professional services, and occupancy. During 2024, selling, general and administrative expense decreased $0.2 million, or 0.7%, compared to the same period last year.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals. The following is a summary of our net store growth and renewal activity for the fiscal year ended December 28, 2024:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/30/2023	OPENED	CLOSED	12/28/2024	RENEWAL	RENEWALS	% RENEWED
Plato’s Closet	506	14	(5)	515	55	55	100%
Once Upon A Child	416	16	(2)	430	51	50	98%
Play It Again Sports	294	13	(5)	302	22	21	95%
Style Encore	66	4	(1)	69	15	15	100%
Music Go Round	37	—	(3)	34	2	1	50%
Total Franchised Stores(1)	1,319	47	(16)	1,350	145	142	98%

(1)	All stores are owned and operated by franchisees. Winmark does not own or operate any corporate stores.

Renewal activity is a key focus area for management. Our franchisees sign 10-year agreements with us. The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties. In 2024, we renewed 98% of franchise agreements up for renewal. This percentage of renewal has ranged between 98% and 100% during the last three years.

Our ability to grow our operating income is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchises, and (iii) control our selling, general and administrative expenses. A detailed description of the risks to our business along with other risk factors can be found in Item 1A “Risk Factors”.

In May 2021, we made the decision to no longer solicit new leasing customers and will pursue an orderly run-off of our middle-market leasing portfolio. Leasing income net of leasing expense for the fiscal year of 2024 was $1.8 million compared to $4.4 million in 2023. Our leasing portfolio (net investment in leases), was $0.0 million at December 28, 2024 compared to $0.1 million at December 30, 2023. Given the decision to run-off the portfolio, we anticipate that leasing income net of leasing expense will continue to decrease through the remainder of the run-off period. See Note 3 – “Investment in Leasing Operations” for information regarding the lease portfolio.

Results of Operations

The following table sets forth selected information from our Consolidated Statements of Operations expressed as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Fiscal Year Ended		Fiscal 2024
	December 28,	December 30,	over (under)
	2024	2023	2023
Revenue:
Royalties	88.8%	84.4%	2.8%
Leasing income	2.2	5.7	(62.0)
Merchandise sales	4.4	5.7	(24.4)
Franchise fees	1.9	1.8	2.2
Other	2.7	2.4	8.0
Total revenue	100.0	100.0	(2.3)

Cost of merchandise sold	(4.2)	(5.3)	(24.3)
Leasing expense	—	(0.5)	(90.8)
Provision for credit losses	—	—	(72.7)
Selling, general and administrative expenses	(30.7)	(30.2)	(0.7)
Income from operations	65.1	64.0	(0.7)
Interest expense	(3.5)	(3.7)	(7.6)
Interest and other income	1.4	1.4	(1.8)
Income before income taxes	63.0	61.7	(0.3)
Provision for income taxes	(13.9)	(13.4)	0.8
Net income	49.1%	48.3%	(0.6)%

Revenue

Revenues for the year ended December 28, 2024 totaled $81.3 million compared to $83.2 million in 2023.

Royalties and Franchise Fees

Royalties increased to $72.2 million for 2024 from $70.2 million for the same period in 2023, a 2.8% increase. The increase is primarily due to having additional franchise stores in 2024 compared to 2023.

Franchise fees of $1.5 million for 2024 were comparable to $1.5 million for 2023. Franchise fees include initial franchise fees from the sale of new franchises and transfer fees related to the transfer of existing franchises. Franchise fee revenue is recognized over the estimated life of the franchise, beginning when the franchise opens. An overview of retail brand franchise fees is presented in the Operations subsection of the Business section (Item 1).

Leasing Income

Leasing income decreased to $1.8 million in 2024 compared to $4.8 million for the same period in 2023. The decrease is primarily due to a decrease in operating lease income and income on sales of equipment under lease resulting from the run off of the portfolio.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales decreased to $3.6 million in 2024 from $4.8 million in 2023. The decrease is due to a decrease in buying group and technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold decreased to $3.4 million in 2024 from $4.5 million in 2023. The decrease was due to a decrease in Direct Franchisee Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for 2024 and 2023 was 93.8% and 93.7%, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 0.7% to $24.9 million in 2024 from $25.1 million in 2023. The decrease was primarily due to a decrease in compensation related expenses.

Interest Expense

Interest expense was $2.9 million in 2024 compared to $3.1 million in 2023. The decrease is primarily due to lower average corporate borrowings when compared to last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 22.0% and 21.8% for 2024 and 2023, respectively. The increase is primarily due to an increase in the valuation allowance related to foreign tax credits.

Segment Comparison of Fiscal Years 2024 and 2023

As of December 28, 2024, we have one reportable operating segment, franchising, and one non-reportable operating segment. The franchising segment franchises value-oriented retail store concepts that buy, sell and trade merchandise. The non-reportable operating segment includes our equipment leasing business. Segment reporting is intended to give financial statement users a better view of how we manage and evaluate our businesses. Our internal management reporting is the basis for the information disclosed for our operating segments. The following tables summarize financial information by segment and provide a reconciliation of segment contribution to income from operations:

	Year Ended
	December 28, 2024	December 30, 2023
Revenue:
Franchising	$79,477,300	$78,477,300
Other	1,811,800	4,766,200
Total revenue	$81,289,100	$83,243,500

Reconciliation to income from operations:
Franchising segment contribution	$51,593,300	$49,375,900
Other operating segment contribution	1,337,300	3,904,700
Total income from operations	$52,930,600	$53,280,600

Revenues are all generated from United States operations other than franchising revenue from Canadian operations of $7.3 million and $6.8 million in each of fiscal 2024 and 2023, respectively.

Franchising Segment Operating Income

The franchising segment’s 2024 operating income increased by $2.2 million, or 4.5%, to $51.6 million from $49.4 million for 2023. The increase in segment contribution was primarily due to increased royalty revenues.

Other Segment Operating Income

The other segment operating income for 2024 decreased by $2.6 million, or 65.8%, to $1.3 million from $3.9 million for 2023. The decrease in segment contribution was due to a decrease in leasing income net of leasing expense.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings. The components of the Consolidated Statements of Operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and amortization and compensation expense related to stock options.

We ended 2024 with $12.3 million in cash, cash equivalents and restricted cash compared to $13.4 million in cash, cash equivalents and restricted cash at the end of 2023.

Operating activities provided $42.2 million of cash during 2024 compared to $44.0 million provided during 2023. The decrease in cash provided by operating activities in 2024 was due to a decrease in accrued and other liabilities.

Investing activities used $0.2 million of cash during 2024 compared to $0.4 million used during 2023.

Financing activities used $43.0 million of cash during 2024 compared to $43.9 million used during 2023. Our most significant financing activities over the past two years have consisted of payments on our notes payable, the payment of dividends, and net proceeds received from the exercise of stock options. During 2024, we paid $38.9 million in cash dividends (including a $7.50 per share special cash dividend), and paid $9.2 million on notes payable (including $4.9 million in prepayment of notes that had scheduled amortization payments due in 2025-2027); partially offset by $5.0 million of proceeds from the exercise of stock options. (See Note 6 — “Shareholders’ Equity (Deficit)” and Note 7 — “Debt”).

We have debt obligations and future operating lease commitments for our corporate headquarters. As of December 28, 2024, we had no other material outstanding commitments. (See Note 12 — “Commitments and Contingencies”). The following table summarizes our significant future contractual obligations at December 28, 2024:

	Payments due by period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Contractual Obligations
Line of Credit/Term loan(1)(3)	$35,977,400	$1,395,500	$2,791,000	$31,790,900	$—
Notes Payable(2)(3)	33,577,500	954,000	1,908,000	30,715,500	—
Operating Lease Obligations	4,258,600	806,000	1,679,300	1,773,300	—
Total Contractual Obligations	$73,813,500	$3,155,500	$6,378,300	$64,279,700	$—
(1)	Includes interest payable monthly at rates ranging from 4.60% to 4.75%.
(2)	Includes interest payable quarterly at 3.18%.
(3)	Refer to Part II, Item 8 in this report under Note 7 — “Debt” for additional information regarding long-term debt.

Our debt facilities include a Line of Credit with CIBC Bank USA and a Note Agreement and Shelf Agreement with Prudential. These facilities have been and will continue to be used for general corporate purposes, are secured by a lien against substantially all of our assets, contain customary financial conditions and covenants, and require maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the agreements governing the facilities). As of December 28, 2024, we were in compliance with all of the financial covenants under the Line of Credit, the Note Agreement and the Shelf Agreement.

The Line of Credit provides for up to $20.0 million in revolving loans and $30.0 million in delayed draw term loans. As of December 28, 2024, we had no revolving loans outstanding, and had delayed draw term loan borrowings totaling $30.0 million that mature in 2029.

The Shelf Agreement allows us to offer privately negotiated senior notes to Prudential in an aggregate principal amount up to (i) $100.0 million, less (ii) the aggregate principal amount of notes outstanding at such point (including notes outstanding under the Note Agreement, which at December 28, 2024 was $30.0 million). As of December 28, 2024, we had not issued any notes under the Shelf Agreement. All of the of principal outstanding under the Note Agreement matures in 2028.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales. The Company recognizes royalties as revenue when earned. At the end of each accounting period, royalty amounts due are based on franchisee sales information. As of December 28, 2024, the Company’s royalty receivable was $1,219,800.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue over the estimated life of the franchise, beginning when the franchise is opened. Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet. As of December 28, 2024, deferred franchise fee revenue was $7,483,300.

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies — Recently Issued Accounting Pronouncements and Recently Adopted Accounting Pronouncements”.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incurs financial markets risk in the form of interest rate risk. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At December 28, 2024, the Company’s line of credit with CIBC Bank USA included a commitment for revolving loans of $20.0 million. The interest rates applicable to revolving loans are based on either the bank’s base rate or SOFR for short-term borrowings (twelve months or less). The Company had no revolving loans outstanding at December 28, 2024 under this line of credit. The Company’s earnings would be affected by changes in short-term interest rates only in the event that it were to borrow amounts under this facility. With the Company’s borrowings at December 28, 2024, a one percent increase in short-term rates would have no impact on annual pretax earnings. The Company had no interest rate derivatives in place at December 28, 2024.

None of the Company’s cash and cash equivalents at December 28, 2024 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the year ended December 28, 2024, as approximately 9% of the Company’s total revenues and a de minimis amount of expenses were denominated in a foreign currency. Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $730,000. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Winmark Corporation and Subsidiaries

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 28, 2024	December 30, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$12,189,800	$13,361,500
Restricted cash	140,000	25,000
Receivables, less allowance for credit losses of $500 and $600	1,336,400	1,475,300
Net investment in leases	—	75,100
Income tax receivable	96,400	31,400
Inventories	397,600	386,100
Prepaid expenses	1,205,400	1,392,100
Total current assets	15,365,600	16,746,500
Property and equipment:
Furniture and equipment	2,679,400	3,602,900
Building and building improvements	2,952,100	2,952,100
Less - accumulated depreciation and amortization	(4,212,100)	(4,885,200)
Property and equipment, net	1,419,400	1,669,800
Operating lease right of use asset	2,108,700	2,425,900
Intangible assets, net	2,640,300	2,994,300
Goodwill	607,500	607,500
Other assets	491,200	471,300
Deferred income taxes	4,211,800	4,052,400
	$26,844,500	$28,967,700

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Notes payable, net of unamortized debt issuance costs of $- and $32,100	$—	$4,217,900
Accounts payable	1,562,000	1,719,400
Accrued liabilities	1,866,200	2,858,200
Deferred revenue	1,659,700	1,666,100
Total current liabilities	5,087,900	10,461,600
Long-term Liabilities:
Line of credit/Term loan	30,000,000	30,000,000
Notes payable, net of unamortized debt issuance costs of $57,200 and $88,700	29,942,800	34,848,800
Deferred revenue	8,027,600	7,657,500
Operating lease liabilities	3,092,800	3,715,800
Other liabilities	1,739,500	1,440,100
Total long-term liabilities	72,802,700	77,662,200
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,539,744 and 3,496,977 shares issued and outstanding	14,790,500	7,768,800
Retained earnings (accumulated deficit)	(65,836,600)	(66,924,900)
Total shareholders' equity (deficit)	(51,046,100)	(59,156,100)
	$26,844,500	$28,967,700

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Revenue:
Royalties	$72,198,500	$70,230,700	$67,148,100
Leasing income	1,811,800	4,766,200	6,937,700
Merchandise sales	3,601,300	4,761,100	3,921,600
Franchise fees	1,545,600	1,512,000	1,575,400
Other	2,131,900	1,973,500	1,828,000
Total revenue	81,289,100	83,243,500	81,410,800
Cost of merchandise sold	3,379,200	4,461,500	3,712,800
Leasing expense	36,600	398,300	984,700
Provision for credit losses	(1,500)	(5,600)	(57,900)
Selling, general and administrative expenses	24,944,200	25,108,700	23,158,400
Income from operations	52,930,600	53,280,600	53,612,800
Interest expense	(2,856,900)	(3,091,000)	(2,914,900)
Interest and other income	1,150,300	1,171,700	85,600
Income before income taxes	51,224,000	51,361,300	50,783,500
Provision for income taxes	(11,269,800)	(11,183,200)	(11,358,600)
Net income	$39,954,200	$40,178,100	$39,424,900
Earnings per share - basic	$11.36	$11.55	$11.30
Earnings per share - diluted	$10.89	$11.04	$10.97
Weighted average shares outstanding - basic	3,516,122	3,479,936	3,487,732
Weighted average shares outstanding - diluted	3,667,479	3,640,524	3,592,456

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

Fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 25, 2021	3,635,806	$—	$(39,083,400)	$(39,083,400)
Repurchase of common stock	(226,165)	(4,597,400)	(44,522,400)	(49,119,800)
Stock options exercised	50,032	4,751,700	—	4,751,700
Compensation expense relating to stock options	—	1,652,400	—	1,652,400
Cash dividends	—	—	(19,257,900)	(19,257,900)
Comprehensive income (Net income)	—	—	39,424,900	39,424,900
BALANCE, December 31, 2022	3,459,673	1,806,700	(63,438,800)	(61,632,100)
Repurchase of common stock	—	—	—	—
Stock options exercised	37,304	4,009,700	—	4,009,700
Compensation expense relating to stock options	—	1,952,400	—	1,952,400
Cash dividends	—	—	(43,664,200)	(43,664,200)
Comprehensive income (Net income)	—	—	40,178,100	40,178,100
BALANCE, December 30, 2023	3,496,977	7,768,800	(66,924,900)	(59,156,100)
Repurchase of common stock	—	—	—	—
Stock options exercised	42,767	5,033,700	—	5,033,700
Compensation expense relating to stock options	—	1,988,000	—	1,988,000
Cash dividends	—	—	(38,865,900)	(38,865,900)
Comprehensive income (Net income)	—	—	39,954,200	39,954,200
BALANCE, December 28, 2024	3,539,744	$14,790,500	$(65,836,600)	$(51,046,100)

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
OPERATING ACTIVITIES:
Net income	$39,954,200	$40,178,100	$39,424,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	445,300	418,700	411,400
Amortization of intangible assets	354,000	354,000	191,700
Provision for credit losses	(1,500)	(5,600)	(57,900)
Compensation expense related to stock options	1,988,000	1,952,400	1,652,400
Deferred income taxes	(159,400)	(512,000)	(287,700)
Gain from disposal of property and equipment	—	—	(9,400)
Operating lease right of use asset amortization	317,100	290,100	266,000
Tax benefits on exercised stock options	1,307,700	1,138,500	858,300
Change in operating assets and liabilities:
Receivables	138,900	(36,700)	(335,200)
Principal collections on lease receivables	104,700	556,000	3,646,700
Income tax receivable/payable	(1,372,800)	(611,200)	(749,500)
Inventories	(11,500)	384,500	(445,400)
Prepaid expenses	186,700	(81,700)	(301,800)
Other assets	(19,900)	(41,600)	(11,400)
Accounts payable	(157,400)	(402,600)	23,000
Accrued and other liabilities	(1,251,900)	(16,900)	222,800
Rents received in advance and security deposits	(28,000)	(275,200)	(819,200)
Deferred revenue	363,700	705,500	109,600
Net cash provided by operating activities	42,157,900	43,994,300	43,789,300
INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	—	—	9,400
Purchase of property and equipment	(194,900)	(383,900)	(139,100)
Reacquired franchise rights	—	—	(3,540,000)
Net cash used for investing activities	(194,900)	(383,900)	(3,669,700)
FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit/term loan	—	—	33,700,000
Payments on line of credit/term loan	—	—	(3,700,000)
Payments on notes payable	(9,187,500)	(4,250,000)	(4,250,000)
Repurchases of common stock	—	—	(49,119,800)
Proceeds from exercises of stock options	5,033,700	4,009,700	4,751,700
Dividends paid	(38,865,900)	(43,664,200)	(19,257,900)
Net cash used for financing activities	(43,019,700)	(43,904,500)	(37,876,000)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,056,700)	(294,100)	2,243,600
Cash, cash equivalents and restricted cash, beginning of period	13,386,500	13,680,600	11,437,000
Cash, cash equivalents and restricted cash, end of period	$12,329,800	$13,386,500	$13,680,600
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,851,000	$3,049,400	$2,722,500
Cash paid for income taxes	$11,168,700	$10,874,300	$11,308,800

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the same amounts shown above:
	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Cash and cash equivalents	$12,189,800	$13,361,500	$13,615,600
Restricted cash	140,000	25,000	65,000
Total cash, cash equivalents and restricted cash	$12,329,800	$13,386,500	$13,680,600

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2024, December 30, 2023 and December 31, 2022

1.     Organization and Business:

Winmark Corporation and subsidiaries (the Company) offers licenses to operate franchises using the service marks Plato’s Closet®, Once Upon A Child®, Play It Again Sports®, Style Encore® and Music Go Round®. In addition, the Company sells point-of-sale system hardware to its franchisees and certain merchandise to its Play It Again Sports franchisees. The Company also operates a middle-market equipment leasing businesses under the Winmark Capital® mark. The Company has a 52/53-week fiscal year that ends on the last Saturday in December. Fiscal year 2022 was a 53-week fiscal year, while 2024 and 2023 were 52-week fiscal years.

2.     Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Winmark Capital Corporation, Wirth Business Credit, Inc. and Grow Biz Games, Inc. All material inter-company transactions have been eliminated in consolidation.

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. Cash equivalents are stated at cost, which approximates fair value. As of December 28, 2024 and December 30, 2023, the Company had $73,800 and $143,600, respectively, of cash located in Canadian banks. The Company holds its cash and cash equivalents with financial institutions and at times, such balances may be in excess of insurance limits.

Receivables

The Company provides an allowance for credit losses on trade receivables. The allowance for credit losses was $500 and $600 at December 28, 2024 and December 30, 2023 respectively. If receivables in excess of the provided allowance are determined uncollectible, they are charged to expense in the year the determination is made. Trade receivables are written off when they become uncollectible (which generally occurs when the franchise terminates and there is no reasonable expectation of collection), and payments subsequently received on such receivable are credited to the allowance for credit losses. Historically, receivables balances written off have not exceeded allowances provided.

Restricted Cash

The Company is required by certain states to maintain initial franchise fees in a restricted bank account until the franchise opens. Cash held in escrow totaled $140,000 and $25,000 at December 28, 2024 and December 30, 2023, respectively.

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

December 28, 2024, December 30, 2023 and December 31, 2022

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

Intangible Assets

Intangible assets are amortized over the estimated useful life on a straight line basis. The Company reviews its intangible assets for impairment at its fiscal year end or whenever events or changes in circumstances indicate that there has been impairment in the value of its intangible assets. No impairment was noted during fiscal years ended 2024, 2023, and 2022. Intangible assets of $2.6 million and $3.0 million in the consolidated balance sheets at December 28, 2024 and December 30, 2023, respectively, are all attributable to the Franchising segment.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2024, December 30, 2023 and December 31, 2022

Goodwill

The Company reviews its goodwill for impairment at its fiscal year end or whenever events or changes in circumstances indicate that there has been impairment in the value of its goodwill. No impairment was noted during fiscal years ended 2024, 2023 and 2022. Goodwill of $0.6 million in the consolidated balance sheets at December 28, 2024 and December 30, 2023 is all attributable to the Franchising segment.

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

Advertising

Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising costs were $0.6 million, $0.7 million and $0.5 million for fiscal years 2024, 2023 and 2022, respectively.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2024, December 30, 2023 and December 31, 2022

Franchise Fees

The Company collects initial franchise fees when franchise agreements are signed. The Company recognizes franchise fee revenue over the estimated life of the franchise, beginning with the opening of the franchise, which is when the Company has performed substantially all initial services required by the franchise agreement and the franchisee benefits from the rights afforded by the franchise agreement. The Company had deferred franchise fee revenue of $7.5 million and $7.1 million at December 28, 2024 and December 30, 2023, respectively.

Marketing Fees

Marketing fee revenue is included in the Revenue: Other line of the Consolidated Statements of Operations. The Company bills and collects annual marketing fees from its franchisees at various times throughout the year. The Company recognizes marketing fee revenue on a straight line basis over the franchise duration. The Company recognized $1.8 million, $1.6 million and $1.5 million in marketing fee revenue for each of the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively.

Software License Fees

Software license fee revenue is included in the Revenue: Other line of the Consolidated Statements of Operations. The Company bills and collects software license fees from its franchisees when the point-of-sale system is provided to the franchisee. The Company recognizes software license fee revenue on a straight line basis over the franchise duration. The Company recognized $0.4 million, $0.4 million and $0.3 million in software license fee revenue for each of the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively. The Company had deferred software license fees of $1.9 million and $1.8 million at December 28, 2024 and December 30, 2023, respectively.

Contract Liabilities

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees described above.

Commission Fees

The Company capitalizes incremental commission fees paid as a result of obtaining franchise agreement contracts. Capitalized commission fees of $0.6 million and $0.6 million are outstanding at December 28, 2024 and December 30, 2023, respectively and are included in Prepaid expenses and Other assets in the Consolidated Balance Sheets.

Capitalized commission fees are amortized over the life of the franchise and are included in selling, general and administrative expenses. During the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, the Company recognized $114,700, $109,700 and $100,800 of commission fee expense, respectively.

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

December 28, 2024, December 30, 2023 and December 31, 2022

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

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Denominator for basic EPS — weighted average common shares	3,516,122	3,479,936	3,487,732
Dilutive shares associated with option plans	151,357	160,588	104,724
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	3,667,479	3,640,524	3,592,456
Options excluded from EPS calculation — anti-dilutive	7,578	2,913	21,153

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

Recently Issued Accounting Pronouncements

Disaggregation – Income Statement Expenses – In November 2024, the Financial Accounting Standards Board (“FASB”) issued guidance requiring additional disclosure of the nature of expenses included in the income statement in response to requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as disclosures about selling expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact this new guidance will have on its financial statements and disclosures.

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

Recently Adopted Accounting Pronouncements

Segment Reporting – In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 that expands segment disclosures for public entities, including requiring disclosure of significant segment expenses that are regularly provided to and reviewed by the chief operating decision maker (“CODM”), the title and position of the CODM and an explanation of how the CODM uses reported measures of segment profit or loss in assessing segment performance and allocating resources. The new guidance also expands disclosures about a reportable segment’s profit or loss and assets in interim periods and clarifies that a public entity may report additional measures of segment profit if the CODM uses more than one measure of a segment’s profit or loss. The new guidance does not remove existing segment disclosure

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2024, December 30, 2023 and December 31, 2022

requirements or change how a public entity identifies its operating segments, aggregates those operating segments, or determines its reportable segments. The guidance is effective for fiscal years beginning after December 15, 2023, and subsequent interim periods with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted this ASU for the December 28, 2024 reporting period, with required disclosures and explanations included in Footnote 13, Segment Reporting.

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

Investment in leasing operations consists of the following:

	December 28, 2024	December 30, 2023
Direct financing and sales-type leases:
Minimum lease payments receivable	$—	$77,100
Estimated unguaranteed residual value of equipment	—	17,700
Unearned lease income, net of initial direct costs deferred	—	(6,700)
Security deposits	—	(28,100)
Total investment in direct financing and sales-type leases	—	60,000
Allowance for credit losses	—	(1,500)
Net investment in direct financing and sales-type leases	—	58,500
Operating leases:
Operating lease assets	543,800	876,500
Less accumulated depreciation and amortization	(543,800)	(859,900)
Net investment in operating leases	—	16,600
Total net investment in leasing operations	$—	$75,100

As of December 30, 2023, the $75,100 total net investment in leases was all classified as current.

As of December 28, 2024 and December 30, 2023, no customers had leased assets totaling more than 10% of the Company’s total assets.

The Company’s key credit quality indicator for its investment in direct financing and sales-type leases is the status of the lease, defined as accruing or non-accrual. Leases that are accruing income are considered to have a lower risk of loss. Non-accrual leases are those that the Company believes have a higher risk of loss. The Company experienced no credit losses in its lease portfolio during the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022. At December 28, 2024, there were no direct financing and sales-type leases in the Company’s lease portfolio. At December 30, 2023, no direct financing and sales-type leases in the Company’s lease portfolio were past due, and all were on accrual status.

Leasing income as presented on the Consolidated Statements of Operations consists of the following:

	Year Ended	Year Ended	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Interest income on direct financing and sales-type leases	$6,700	$246,200	$760,500
Selling profit (loss) at commencement of sales-type leases	—	94,900	1,326,900
Operating lease income	1,023,400	2,999,400	2,243,300
Income on sales of equipment under lease	391,800	834,500	1,798,000
Other	389,900	591,200	809,000
Leasing income	$1,811,800	$4,766,200	$6,937,700

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2024, December 30, 2023 and December 31, 2022

4.     Receivables:

The Company’s current receivables consisted of the following:

	December 28, 2024	December 30, 2023
Trade	$71,100	$189,600
Royalty	1,219,700	1,110,500
Other	45,600	175,200
	$1,336,400	$1,475,300

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

Intangible assets consist of these reacquired franchise rights. The Company amortizes the fair value of the reacquired franchise rights over the contract term of the franchise. The Company recognized $354,000 of amortization expense for each of the years ended December 28, 2024 and December 30, 2023, respectively.

Intangible assets consist of the following:

	December 28, 2024	December 30, 2023
Reacquired franchise rights	$3,540,000	$3,540,000
Accumulated amortization	(899,700)	(545,700)
	$2,640,300	$2,994,300

The following table illustrates future amortization to be expensed for the next five fiscal years and fiscal years thereafter related to reacquired franchise rights as of December 28, 2024.

Amortization expected to be expensed in	Amount
2025	$354,000
2026	354,000
2027	354,000
2028	354,000
2029	354,000
Thereafter	870,300
$2,640,300

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2024, December 30, 2023 and December 31, 2022

6. Shareholders’ Equity (Deficit):

Dividends

In 2024, the Company declared and paid quarterly cash dividends totaling $3.50 per share ($12.3 million) and a $7.50 per share special cash dividend. The special dividend paid in 2024 totaled $26.5 million and was paid by cash on hand.

In 2023, the Company declared and paid quarterly cash dividends totaling $3.10 per share ($10.8 million) and a $9.40 per share special cash dividend. The special dividend paid in 2023 totaled $32.9 million and was paid by cash on hand.

In 2022, the Company declared and paid quarterly cash dividends totaling $2.55 per share ($8.9 million) and a $3.00 per share special cash dividend. The special dividend paid in 2022 totaled $10.4 million and was paid by cash on hand.

Repurchase of Common Stock

In 2022, the Company purchased 226,165 shares of our common stock for an aggregate purchase price of $49.1 million.

Under the Board of Directors’ authorization, as of December 28, 2024 the Company has the ability to repurchase an additional 78,600 shares of its common stock. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

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

At the April 29, 2020 Annual Shareholders Meeting, the Company’s shareholders approved a new stock option plan, the 2020 Stock Option Plan (the “2020 Plan”). The 2020 Plan (as described more completely in the Company’s definitive Proxy Statement filed with the United States Securities and Exchange Commission on March 10, 2020) provides for the issuance of up to 100,000 shares of common stock plus (i) the number of common stock authorized and unissued under the 2010 Plan (as of April 29, 2020, 125,465 shares), and (ii) the number of shares of common stock authorized and unissued under the Nonemployee Director Plan (as of April 29, 2020, 24,500 shares) in the form of either nonqualified or incentive stock option grants. At the April 24, 2024 Annual Shareholders meeting, the Company’s shareholders approved an increase in the number of common stock available for granting either nonqualified or incentive stock options to officers and key employees under the Company’s 2020 Stock Option Plan (the “2020 Plan”) by 100,000 shares. Participants in the 2020 Plan may include employees, officers, directors, consultants and advisors of the Company.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2024, December 30, 2023 and December 31, 2022

Stock option activity under the 2010 Plan, 2020 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of December 28, 2024 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 25, 2021	355,621	$146.03
Granted	62,540	217.03
Exercised	(50,032)	94.97
Forfeited	(6,501)	183.28
Outstanding, December 31, 2022	361,628	164.70
Granted	21,320	328.68
Exercised	(37,304)	107.49
Forfeited	(3,752)	204.26
Outstanding, December 30, 2023	341,892	180.73
Granted	25,300	377.63
Exercised	(42,767)	117.70
Forfeited	(4,581)	239.61
Outstanding, December 28, 2024	319,844	$203.89	5.72	$61,841,500
Exercisable, December 28, 2024	233,931	$173.68	4.82	$52,073,200

The fair value of options granted under the Option Plans during 2024, 2023 and 2022 were estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Risk free interest rate	4.34%	3.88%	3.15%
Expected life (years)	6	6	6
Expected volatility	29.13%	28.10%	27.58%
Dividend yield	2.84%	2.94%	4.29%
Option fair value	$98.64	$79.88	$40.59

The total intrinsic value of options exercised during 2024, 2023 and 2022 was $11.3 million, $9.2 million and $6.6 million, respectively. The total fair value of shares vested during 2024, 2023 and 2022 was $11.1 million, $11.7 million and $10.9 million, respectively.

All unexercised options at December 28, 2024 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $1,988,000, $1,952,400 and $1,652,400 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in 2024, 2023 and 2022, respectively. As of December 28, 2024, the Company had $6.6 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.2 years.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2024, December 30, 2023 and December 31, 2022

7.     Debt:

Line of Credit/Term Loan

During 2022, the Company’s Line of Credit with CIBC Bank USA (the “Line of Credit”) was amended to, among other things:

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

As of December 28, 2024, there were no revolving loans outstanding under the Line of Credit, leaving $20.0 million available for additional revolving borrowings. During the year ended December 28, 2024, the Company had delayed draw term loan borrowings totaling $30.0 million under the Line of Credit bearing interest ranging from 4.60% to 4.75%.

The Line of Credit has been and will continue to be used for general corporate purposes. The Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Line of Credit). As of December 28, 2024, the Company was in compliance with all of its financial covenants.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2024, December 30, 2023 and December 31, 2022

Notes Payable

The Company has a Note Agreement (the ”Note Agreement”) with PGIM, Inc. (formerly Prudential Investment Management, Inc.) (collectively, “Prudential”). During 2022, the Note Agreement with Prudential was amended to, among other things:

●	Permit the Company to incur the obligations described in and conform to the changes made by the Company’s entry into the amendments to the Line of Credit described above;
●	Permit the Company to incur the obligations described in and conform to the changes made by the Company’s entry into the Shelf Agreement described below.

In December 2024, the Company optionally prepaid the remaining balance of the Series A of $1.5 million and the Series B note of $3.4 million, both inclusive of accrued interest and a de minimis Yield Maintenance Amount. The prepayment was made with cash on hand.

As of December 28, 2024, the Company had aggregate principal outstanding of $30.0 million under the Note Agreement; consisting of the principal outstanding from the $30.0 million Series C notes issued in September 2021.

The final maturity of the Series C notes is 7 years from the issuance date. For the Series C notes, interest at a rate of 3.18% per annum on the outstanding principal balance is payable quarterly until the principal is paid in full. The Series Series C notes may be prepaid, at the option of the Company, in whole or in part (in a minimum amount of $1.0 million), but prepayments require payment of a Yield Maintenance Amount, as defined in the Note Agreement.

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and maximum levels of leverage (all as defined within the Note Agreement). As of December 28, 2024, the Company was in compliance with all of its financial covenants.

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

As of December 28, 2024, the Company had not issued any notes under the Shelf Agreement and was in compliance with all of its financial covenants.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2024, December 30, 2023 and December 31, 2022

As of December 28, 2024, required payments of the notes payable and term loans for each of the next five years and thereafter are as follows:

	Notes Payable	Term Loans
2025	$—	$—
2026	—	—
2027	—	—
2028	30,000,000	—
2029	—	30,000,000
Thereafter	—	—
Total	$30,000,000	$30,000,000

8.     Accrued Liabilities:

Accrued liabilities at December 28, 2024 and December 30, 2023 are as follows:

	December 28, 2024	December 30, 2023
Accrued compensation and benefits	$592,900	$587,700
Operating lease liability	641,900	590,200
Accrued interest	167,700	244,200
Accrued purchases of goods and services	239,900	637,000
Other	223,800	799,100
	$1,866,200	$2,858,200

9.     Contract Liabilities:

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees. The table below presents the activity of the current and noncurrent deferred franchise revenue during fiscal years 2024 and 2023, respectively:

	December 28, 2024	December 30, 2023
Balance at beginning of period	$9,323,600	$8,618,100
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	2,046,900	2,470,600
Fees earned that were included in the balance at the beginning of the period	(1,683,200)	(1,765,100)
Balance at end of period	$9,687,300	$9,323,600

The following table illustrates future estimated revenue to be recognized for the next five fiscal years and fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 28, 2024:

Contract Liabilities expected to be recognized in	Amount
2025	$1,659,700
2026	1,455,300
2027	1,280,600
2028	1,111,200
2029	962,800
Thereafter	3,217,700
$9,687,300

We have applied the optional exemption, as provided for under ASC Topic 606, Revenue from Contracts with Customers, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2024, December 30, 2023 and December 31, 2022

10.     Operating Leases:

As of December 28, 2024, the Company leases its Minnesota corporate headquarters in a facility with an operating lease that expires in December 2029. Our lease includes both lease (fixed payments including rent) and non-lease components (common area or other maintenance costs and taxes) which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases. The lease provides us the option to extend the lease for two additional five year periods. The lease renewal option is at our sole discretion; therefore, the renewals to extend the lease term are not included in our right of use asset and lease liabilities as they are not reasonably certain of exercise. The weighted average remaining lease term for this lease is 5.0 years and the discount rate is 5.5%. As our lease does not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company recognized $1,067,400, $1,171,100 and $1,207,200 of rent expense for the periods ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively.

Maturities of operating lease liabilities is as follows as of December 28, 2024:

Operating Lease Liabilities expected to be recognized in	Amount
2025	$806,000
2026	828,200
2027	851,100
2028	874,600
2029	898,700
Thereafter	—
Total lease payments	4,258,600
Less imputed interest	(542,800)
Present value of lease liabilities	$3,715,800

Of the $3.7 million operating lease liability outstanding at December 28, 2024, $0.6 million is included in Accrued liabilities in the Current liabilities section of the Consolidated Balance Sheets.

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

Supplemental cash flow information related to our operating leases is as follows for the periods ended December 28, 2024 and December 30, 2023:

	Year Ended
	December 28, 2024	December 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow outflow from operating leases	$784,400	$763,300

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2024, December 30, 2023 and December 31, 2022

11.     Income Taxes:

A reconciliation of the expected federal income tax expense based on the federal statutory tax rate to the actual income tax expense is provided below:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Federal income tax expense at statutory rate (21%, 21%, 21%)	$10,757,000	$10,785,900	$10,664,500
Change in valuation allowance	180,000	(551,600)	(6,600)
State and local income taxes, net of federal benefit	1,435,800	1,513,100	1,515,900
Permanent differences, including stock option expenses	(1,479,400)	(1,372,300)	(955,900)
Expiration of attributes	—	528,600	—
Adjustment to uncertain tax positions	258,500	240,100	185,300
Other, net	117,900	39,400	(44,600)
Actual income tax expense	$11,269,800	$11,183,200	$11,358,600

Components of the provision for income taxes are as follows:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Current:
Federal	$8,840,600	$9,237,600	$8,892,200
State	2,025,500	1,883,900	2,167,900
Foreign	563,000	573,800	586,200
Current provision	11,429,100	11,695,300	11,646,300
Deferred:
Federal	(108,900)	(504,700)	(351,500)
State	(50,400)	(7,400)	63,800
Deferred provision	(159,300)	(512,100)	(287,700)
Total provision for income taxes	$11,269,800	$11,183,200	$11,358,600

The tax effects of temporary differences that give rise to the net deferred income tax assets and liabilities are presented below:

	December 28, 2024	December 30, 2023
Deferred tax assets:
Accounts receivable and lease reserves	$100	$500
Non-qualified stock option expense	1,942,000	1,769,200
Deferred revenue	1,728,100	1,612,200
Trademarks	40,200	36,900
Lease deposits	—	6,700
Lease revenue and initial direct costs	21,300	29,200
Foreign tax credits	597,300	631,100
Valuation allowance	(530,000)	(350,000)
Operating lease liabilities	884,500	1,026,600
Other	348,300	291,100
Total deferred tax assets	5,031,800	5,053,500
Deferred tax liabilities:
Depreciation and amortization	(820,000)	(1,001,100)
Total deferred tax liabilities	(820,000)	(1,001,100)
Total net deferred tax assets	$4,211,800	$4,052,400

The Company has assessed its taxable earnings history and prospective future taxable income. Based upon this assessment, the Company has determined that it is more likely than not that its deferred tax assets will be realized in future periods and no valuation allowance is necessary, except for the deferred tax assets related to the foreign tax credits. The foreign tax credits will expire after 10 years. As a result, valuation allowances of $530,000 and $350,000 as of December 28, 2024 and December 30, 2023, respectively, have been recorded.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2024, December 30, 2023 and December 31, 2022

The amount of unrecognized tax benefits, including interest and penalties, as of December 28, 2024 and December 30, 2023, was $1,663,400 and $1,345,000, respectively, primarily for potential state taxes. All of these unrecognized tax benefits, if recognized, would impact the effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense for all periods presented. The Company had accrued approximately $369,100 and $261,900 for the payment of interest and penalties at December 28, 2024 and December 30, 2023, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Total
Balance at December 31, 2022	$871,300
Increases related to current year tax positions	277,600
Expiration of the statute of limitations for the assessment of taxes	(65,800)
Balance at December 30, 2023	1,083,100
Increases related to current year tax positions	283,100
Expiration of the statute of limitations for the assessment of taxes	(71,900)
Balance at December 28, 2024	$1,294,300

The Company and its subsidiaries file income tax returns in the U.S. federal, numerous state and certain foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2020. The Company is currently under examination by the Internal Revenue Service for the 2022 tax year. We expect various statutes of limitation to expire during the next 12 months. Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

12.     Commitments and Contingencies:

Employee Benefit Plan

The Company provides a 401(k) Savings Incentive Plan which covers substantially all employees. The plan provides for matching contributions and optional profit-sharing contributions at the discretion of the Board of Directors. Employee contributions are fully vested; matching and profit sharing contributions are subject to a five-year service vesting schedule. Company contributions to the plan for 2024, 2023 and 2022 were $364,900, $371,200 and $397,700, respectively.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 28, 2024, December 30, 2023 and December 31, 2022

13.     Segment Reporting:

The Company currently has one reportable business segment, franchising, and one non-reportable operating segment. The franchising segment franchises value-oriented retail store concepts that buy, sell and trade merchandise. The non-reportable operating segment includes the Company’s equipment leasing business. Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses. The Company’s CODM is its Chief Executive Officer. Our CODM primarily reviews revenue and income from operations for purposes of allocating resources and evaluating financial performance. Expenses are reviewed on a consolidated basis. The Company’s internal management reporting is the basis for the information disclosed for its operating segments. The following tables summarize financial information by segment and provide a reconciliation of segment contribution to income from operations:

	Year ended
	December 28, 2024	December 30, 2023	December 31, 2022
Revenue:
Franchising	$79,477,300	$78,477,300	$74,473,100
Other	1,811,800	4,766,200	6,937,700
Total revenue	$81,289,100	$83,243,500	$81,410,800

Franchising segment operating expenses:
Merchandise COGS	$3,379,200	$4,461,500	$3,712,800
Selling, general and administrative expenses	24,504,800	24,639,900	21,752,400
Total franchising segment expenses	$27,884,000	$29,101,400	$25,465,200

Reconciliation to operating income:
Franchising segment income from operations	$51,593,300	$49,375,900	$49,007,900
Other operating segment income from operations	1,337,300	3,904,700	4,604,900
Total income from operations	$52,930,600	$53,280,600	$53,612,800

Depreciation and amortization:
Franchising	$715,500	$646,900	$463,100
Other	83,800	125,800	140,000
Total depreciation and amortization	$799,300	$772,700	$603,100

	As of
	December 28, 2024	December 30, 2023
Identifiable assets:
Franchising	$7,289,500	$7,570,000
Other	19,400	281,200
Unallocated	19,535,600	21,116,500
Total	$26,844,500	$28,967,700

Revenues are all generated from United States operations other than franchising revenues from Canadian operations of $7.3 million, $6.8 million and $6.4 million in each of fiscal 2024, 2023 and 2022, respectively. All long-lived assets are located within the United States.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Winmark Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 28, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 28, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 26, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Winmark Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 28, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 28, 2024, and our report dated February 26, 2025 expressed an unqualified opinion on those financial statements.

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

February 26, 2025

ITEM 9:     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective as of December 28, 2024.

Attestation Report of Independent Registered Public Accounting Firm

The attestation report required under Item 9A is contained earlier in the Form 10-K under the heading ‘Item 8, Financial Statements and Supplementary Data.’

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 28, 2024.

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

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter ended December 28, 2024, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

All information required to be reported in a report on Form 8-K during the fourth quarter covered by this Form 10-K has been reported.

During the three months ended December 28, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10:   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Election of Directors,” “Executive Officers,” “Audit Committee,” “Majority of Independent Directors; Committees of Independent Directors,” and “Code of Ethics and Business Conduct,” appearing in our proxy statement for the annual meeting of stockholders to be held on April 23, 2025 are incorporated herein by reference.

ITEM 11:   EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation,” “2024 Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” appearing in our proxy statement for the annual meeting of stockholders to be held on April 23, 2025 are incorporated herein by reference.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Securities Authorized for Issuance Under Equity Compensation Plans” appearing in our proxy statement for the annual meeting of stockholders to be held on April 23, 2025 are incorporated herein by reference.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons,” “Review, Approval or Ratification of Transactions with Related Persons” and “Majority of Independent Directors; Committees of Independent Directors” appearing in our proxy statement for the annual meeting of stockholders to be held on April 23, 2025 is incorporated herein by reference.

ITEM 14:   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” appearing in our proxy statement for the annual meeting of stockholders to be held April 23, 2025 is incorporated herein by reference.

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

10.32	Amendment No. 3 to Intercredit and Collateral Agency Agreement dated September 10, 2021 (exhibit 10.5) (21)
10.33	Amendment No. 10 to Credit Agreement dated April 12, 2022 (Exhibit 10.1) (22)
10.34	Private Shelf Agreement dated April 12, 2022, among Winmark Corporation and its subsidiaries and PGIM, Inc., its subsidiaries and managed accounts (Exhibit 10.3) (22)
10.35	Amendment No. 6 to Note Agreement dated April 12, 2022 (Exhibit 10.4) (22)
10.36	Amended and Restated Intercreditor and Collateral Agency Agreement dated April 12, 2022 (Exhibit 10.6) (22)
10.37	Omnibus Amendment to Collateral Documents dated April 12, 2022 (Exhibit 10.7) (22)
10.38	First Amendment to the 2020 Stock Option Plan (Exhibit 10.1) (3) (23)
19*	Insider Trading Policy
21.1	Subsidiaries: Grow Biz Games, Inc., a Minnesota corporation; Winmark Capital Corporation, a Minnesota corporation and Wirth Business Credit, Inc., a Minnesota corporation
23.1*	Consent of GRANT THORNTON LLP; Independent Registered Public Accounting Firm
24.1	Power of Attorney (Contained on signature page to this Form 10-K)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
97	Winmark Corporation Policy For the Recovery of Erroneously Awarded Compensation (Exhibit 97)(24)
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the Annual Report on Form 10-K of Winmark Corporation and Subsidiaries for the year ended December 28, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104	The Cover page from the Annual Report on Form 10-K of Winmark Corporation and subsidiaries for the year ended December 28, 2024; formatted in Inline XBRL (contained in Exhibit 101).
*	Filed Herewith
(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 33-65108).
(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
(3)	Indicates management contracts, compensation plans or arrangements required to be filed as exhibits.
(4)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009.
(5)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on October 2, 2008.
(6)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 26, 2009.
(7)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2010.
(8)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on January 31, 2012.
(9)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on March 1, 2012.
(10)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on October 23, 2013.
(11)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on February 21, 2014.
(12)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2014.
(13)	Incorporated by reference to the specified exhibit to the Schedule TO filed on April 15, 2015.
(14)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on May 18, 2015.
(15)	Incorporated by reference to the specified exhibit to the Schedule TO filed on July 19, 2017.
(16)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on May 18, 2018.
(17)	Incorporated by reference to the specified exhibit to the Schedule TO filed on December 17, 2019.
(18)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 28, 2019.
(19)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on September 2, 2020.
(20)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on October 14, 2020.
(21)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on September 10, 2021.
(22)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on April 13, 2022.
(23)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2024.
(24)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

ITEM 16:   FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINMARK CORPORATION

By:	/s/ BRETT D. HEFFES	Date: February 26, 2025
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

SIGNATURE	TITLE	DATE

/s/ BRETT D. HEFFES	Chair of the Board and Chief Executive Officer	February 26, 2025
Brett D. Heffes	(principal executive officer)

/s/ Anthony D. Ishaug	Executive Vice President, Chief Financial Officer and Treasurer	February 26, 2025
Anthony D. Ishaug	(principal financial and accounting officer)

/s/ LAWRENCE A. BARBETTA	Director	February 26, 2025
Lawrence A. Barbetta

/s/ AMY C. BECKER	Director	February 26, 2025
Amy C. Becker

/s/ JENELE C. GRASSLE	Director	February 26, 2025
Jenele C. Grassle

/s/ PHILIP I. SMITH	Director	February 26, 2025
Philip I. Smith

/s/ GINA D. SPRENGER	Director	February 26, 2025
Gina D. Sprenger

/s/ PERCY C. TOMLINSON, JR.	Director	February 26, 2025
Percy C. Tomlinson, Jr.