Form 10-Q
period 2025-03-29
WINMARK CORP
filed 2025-04-16
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

or

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

Yes ☐              No ☒

Common stock, no par value, 3,532,010 shares outstanding as of April 14, 2025.

WINMARK CORPORATION AND SUBSIDIARIES

PART I.          FINANCIAL INFORMATION

ITEM 1: Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 29, 2025	December 28, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$21,828,800	$12,189,800
Restricted cash	140,000	140,000
Receivables, less allowance for credit losses of $500 and $500	2,586,400	1,336,400
Income tax receivable	—	96,400
Inventories	338,200	397,600
Prepaid expenses	881,600	1,205,400
Total current assets	25,775,000	15,365,600
Property and equipment, net	1,373,400	1,419,400
Operating lease right of use asset	2,026,600	2,108,700
Intangible assets, net	2,551,800	2,640,300
Goodwill	607,500	607,500
Other assets	516,400	491,200
Deferred income taxes	4,211,800	4,211,800
	$37,062,500	$26,844,500

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,544,100	$1,562,000
Income tax payable	2,883,600	—
Accrued liabilities	3,597,900	1,866,200
Deferred revenue	1,666,800	1,659,700
Total current liabilities	9,692,400	5,087,900
Long-term Liabilities:
Line of credit/Term loan	30,000,000	30,000,000
Notes payable, net of unamortized debt issuance costs of $52,600 and $57,200	29,947,400	29,942,800
Deferred revenue	8,249,800	8,027,600
Operating lease liabilities	2,929,500	3,092,800
Other liabilities	2,184,700	1,739,500
Total long-term liabilities	73,311,400	72,802,700
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,532,571 and 3,539,744 shares issued and outstanding	13,124,900	14,790,500
Retained earnings (accumulated deficit)	(59,066,200)	(65,836,600)
Total shareholders' equity (deficit)	(45,941,300)	(51,046,100)
	$37,062,500	$26,844,500

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
Revenue:
Royalties	$17,774,700	$17,268,700
Leasing income	2,307,800	836,800
Merchandise sales	941,300	1,110,500
Franchise fees	332,100	364,500
Other	563,800	529,000
Total revenue	21,919,700	20,109,500
Cost of merchandise sold	888,300	1,038,900
Leasing expense	—	36,600
Provision for credit losses	—	(1,500)
Selling, general and administrative expenses	7,434,800	6,817,300
Income from operations	13,596,600	12,218,200
Interest expense	(613,900)	(737,700)
Interest and other income	149,900	187,900
Income before income taxes	13,132,600	11,668,400
Provision for income taxes	(3,176,200)	(2,849,400)
Net income	$9,956,400	$8,819,000
Earnings per share - basic	$2.81	$2.52
Earnings per share - diluted	$2.71	$2.41
Weighted average shares outstanding - basic	3,538,647	3,497,261
Weighted average shares outstanding - diluted	3,672,943	3,661,367

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 28, 2024	3,539,744	$14,790,500	$(65,836,600)	$(51,046,100)
Repurchase of common stock	(7,383)	(2,249,900)	—	(2,249,900)
Stock options exercised	210	47,700	—	47,700
Compensation expense relating to stock options	—	536,600	—	536,600
Cash dividends ($0.90 per share)	—	—	(3,186,000)	(3,186,000)
Comprehensive income (Net income)	—	—	9,956,400	9,956,400
BALANCE, March 29, 2025	3,532,571	13,124,900	(59,066,200)	(45,941,300)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 30, 2023	3,496,977	$7,768,800	$(66,924,900)	$(59,156,100)
Stock options exercised	453	70,000	—	70,000
Compensation expense relating to stock options	—	485,900	—	485,900
Cash dividends ($0.80 per share)	—	—	(2,797,900)	(2,797,900)
Comprehensive income (Net income)	—	—	8,819,000	8,819,000
BALANCE, March 30, 2024	3,497,430	8,324,700	(60,903,800)	(52,579,100)

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
OPERATING ACTIVITIES:
Net income	$9,956,400	$8,819,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	97,200	108,300
Amortization of intangible assets	88,500	88,500
Provision for credit losses	—	(1,500)
Compensation expense related to stock options	536,600	485,900
Operating lease right of use asset amortization	82,200	74,200
Change in operating assets and liabilities:
Receivables	(1,250,000)	(213,300)
Principal collections on lease receivables	—	62,300
Income tax receivable/payable	2,980,000	2,500,400
Inventories	59,400	(34,800)
Prepaid expenses	323,700	126,500
Other assets	(25,200)	(16,600)
Accounts payable	(18,000)	(423,100)
Accrued and other liabilities	2,018,300	1,729,800
Rents received in advance and security deposits	—	(19,700)
Deferred revenue	229,300	78,100
Net cash provided by operating activities	15,078,400	13,364,000
INVESTING ACTIVITIES:
Purchase of property and equipment	(51,200)	(87,900)
Net cash used for investing activities	(51,200)	(87,900)
FINANCING ACTIVITIES:
Payments on notes payable	—	(1,062,500)
Repurchases of common stock	(2,249,900)	—
Proceeds from exercises of stock options	47,700	70,000
Dividends paid	(3,186,000)	(2,797,900)
Net cash used for financing activities	(5,388,200)	(3,790,400)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	9,639,000	9,485,700
Cash, cash equivalents and restricted cash, beginning of period	12,329,800	13,386,500
Cash, cash equivalents and restricted cash, end of period	$21,968,800	$22,872,200
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$604,000	$725,700
Cash paid for income taxes	$196,200	$349,100

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Condensed Balance Sheets to the total of the same amounts shown above:
	Three Months Ended
	March 29, 2025	March 30, 2024
Cash and cash equivalents	$21,828,800	$22,872,200
Restricted cash	140,000	—
Total cash, cash equivalents and restricted cash	$21,968,800	$22,872,200

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

Revenues and operating results for the three months ended March 29, 2025 are not necessarily indicative of the results to be expected for the full year.

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

2. Organization and Business:

The Company offers licenses to operate franchises using the service marks Plato’s Closet®, Once Upon A Child®, Play It Again Sports®, Style Encore® and Music Go Round®. Historically, the Company also operated a middle market equipment leasing business under the Winmark Capital® mark.

3. Contract Liabilities:

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees. The table below presents the activity of the current and noncurrent deferred franchise revenue during the first three months of 2025 and 2024, respectively:

	March 29, 2025	March 30, 2024
Balance at beginning of period	$9,687,300	$9,323,600
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	617,100	481,000
Fees earned that were included in the balance at the beginning of the period	(387,800)	(402,900)
Balance at end of period	$9,916,600	$9,401,700

The following table illustrates future estimated revenue to be recognized for the remainder of 2025 and full fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 29, 2025.

Contract Liabilities expected to be recognized in	Amount
2025	$1,316,300
2026	1,515,800
2027	1,341,100
2028	1,171,700
2029	1,023,300
Thereafter	3,548,400
$9,916,600

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

5. Leasing Operations:

In May 2021, the Company made the decision to no longer solicit new leasing customers and pursue an orderly run-off for its leasing portfolio.

Leasing income as presented on the Consolidated Condensed Statements of Operations consists of the following:

	Three Months Ended	Three Months Ended
	March 29, 2025	March 30, 2024
Interest income on direct financing and sales-type leases	$—	$5,900
Operating lease income	46,600	627,800
Income on sales of equipment under lease	200,000	196,700
Other	2,061,200	6,400
Leasing income	$2,307,800	$836,800

6. Intangible Assets

Intangible assets consist of reacquired franchise rights. The Company amortizes the fair value of the reacquired franchise rights over the contract term of the franchise. The Company recognized $88,500 and $88,500 of amortization expense for the three months ended March 29, 2025 and March 30, 2024, respectively.

The following table illustrates future amortization to be expensed for the remainder of 2025 and full fiscal years thereafter related to reacquired franchise rights as of March 29, 2025.

Amortization expected to be expensed in	Amount
2025	$265,500
2026	354,000
2027	354,000
2028	354,000
2029	354,000
Thereafter	870,300
$2,551,800

7. Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended
	March 29, 2025	March 30, 2024
Denominator for basic EPS — weighted average common shares	3,538,647	3,497,261
Dilutive shares associated with option plans	134,296	164,106
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	3,672,943	3,661,367
Options excluded from EPS calculation — anti-dilutive	8,382	1,667

8. Shareholders’ Equity (Deficit):

Dividends

On January 29, 2025, the Company’s Board of Directors approved the payment of a $0.90 per share quarterly cash dividend to shareholders of record at the close of business on February 12, 2025, which was paid on March 3, 2025.

Repurchase of Common Stock

During the first three months of 2025, the Company repurchased 7,383 shares of its common stock. Under the Board of Directors’ authorization, as of March 29, 2025, the Company has the ability to repurchase an additional 71,217 shares of its common stock. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

Stock option activity under the Company’s option plans as of March 29, 2025 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 28, 2024	319,844	$203.89
Exercised	(210)	227.17
Outstanding, March 29, 2025	319,634	$203.88	5.46	$37,610,500
Exercisable, March 29, 2025	234,846	$174.20	4.57	$33,157,000

No options were granted during the first three months ended March 29, 2025 or the three months ended March 30, 2024. All unexercised options at March 29, 2025 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $536,600 and $485,900 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first three months of 2025 and 2024, respectively. As of March 29, 2025, the Company had $4.0 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.0 years.

9. Debt:

Line of Credit/Term Loan

As of March 29, 2025, there were no revolving loans outstanding under the Company’s credit facility with CIBC Bank USA (the “Line of Credit”), leaving $20.0 million available for additional borrowings. As of March 29, 2025, the Company had delayed draw term loan borrowings totaling $30.0 million under the Line of Credit bearing interest ranging from 4.60% to 4.75%.

The Line of Credit has been and will continue to be used for general corporate purposes. The Line of Credit is secured by a lien against substantially all of the Company’s assets, (as the Line of Credit ranks pari passu with the Prudential facilities described below) contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Line of Credit). As of March 29, 2025, the Company was in compliance with all of its financial covenants.

Notes Payable

As of March 29, 2025, the Company had aggregate principal outstanding of $30.0 million under its Note Agreement (“the Note Agreement”) with PGIM, Inc. (formerly Prudential Investment Management, Inc.) its affiliates and managed accounts (collectively, “Prudential”) consisting of $30.0 million in principal outstanding from the $30.0 million Series C notes issued in September 2021.

The final maturity of the Series C notes is 7 years from the issuance date. For the Series C notes, interest at a rate of 3.18% per annum on the outstanding principal balance is payable quarterly until the principal is paid in full. The Series C notes may be prepaid, at the option of the Company, in whole or in part (in a minimum amount of $1.0 million), but prepayments require payment of a Yield Maintenance Amount, as defined in the Note Agreement.

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Note Agreement). As of March 29, 2025, the Company was in compliance with all of its financial covenants.

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

As of March 29, 2025, the Company had not issued any notes under the Shelf Agreement and was in compliance with all of its financial covenants.

10. Operating Leases:

As of March 29, 2025, the Company leases its Minnesota corporate headquarters in a facility with an operating lease that expires in December 2029. The remaining lease term for this lease is 4.75 years and the discount rate is 5.5%. The Company recognized $275,600 and $221,700 of operating lease costs for the periods ended March 29, 2025 and March 30, 2024, respectively.

Maturities of operating lease liabilities is as follows for the remainder of fiscal 2025 and full fiscal years thereafter as of March 29, 2025:

Operating Lease Liabilities expected to be recognized in	Amount
2025	$606,300
2026	828,200
2027	851,100
2028	874,600
2029	898,700
Thereafter	—
Total lease payments	4,058,900
Less imputed interest	(492,300)
Present value of lease liabilities	$3,566,600

Of the $3.6 million operating lease liability outstanding at March 29, 2025, $0.7 million is included in Accrued liabilities in the Current liabilities section of the Consolidated Condensed Balance Sheets.

Supplemental cash flow information related to our operating leases is as follows for the period ended March 29, 2025:

	Three Months Ended
	March 29, 2025	March 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow outflow from operating leases	$199,600	$259,100

11. Segment Reporting:

The Company currently has one reportable business segment, franchising, and one non-reportable operating segment. The franchising segment franchises value-oriented retail store concepts that buy, sell and trade merchandise. The non-reportable operating segment includes the Company’s equipment leasing business. Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The Company’s CODM primarily reviews revenue and income from operations for purposes of allocating resources and evaluating financial performance. Expenses are reviewed on a consolidated basis. The Company’s internal management reporting is the basis for the information disclosed for its operating segments. The following tables summarize financial information by segment and provide a reconciliation of segment contribution to income from operations:

	Three Months Ended
	March 29, 2025	March 30, 2024
Revenue:
Franchising	$19,611,900	$19,272,700
Other	2,307,800	836,800
Total revenue	$21,919,700	$20,109,500

Franchising segment operating expenses:
Merchandise COGS	$888,300	$1,038,900
Selling, general and administrative expenses	7,351,300	6,757,900
Total franchising segment expenses	$8,239,600	$7,796,800

Reconciliation to operating income:
Franchising segment income from operations	$11,372,300	$11,475,900
Other operating segment income from operations	2,224,300	742,300
Total income from operations	$13,596,600	$12,218,200

Depreciation and amortization:
Franchising	$185,700	$165,400
Other	—	31,400
Total depreciation and amortization	$185,700	$196,800

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Winmark - the Resale Company is focused on sustainability and small business formation. As of March 29, 2025, we had 1,363 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands. Our business is not capital intensive and is designed to generate consistent, recurring revenue and strong operating margins.

The financial criteria that management closely tracks to evaluate current business operations and future prospects include royalties and selling, general and administrative expenses.

Our most significant source of revenue is royalties received from our franchisees. During the first three months of 2025, our royalties increased $0.5 million or 2.9% compared to the first three months of 2024.

Management continually monitors the level and timing of selling, general and administrative expenses. The major components of selling, general and administrative expenses include compensation and benefits, marketing and advertising, professional services, and occupancy. During the first three months of 2025, selling, general and administrative expenses increased $0.6 million, or 9.1% compared to the first three months of 2024.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals. The following is a summary of our net store growth and renewal activity for the first three months ended March 29, 2025:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/28/2024	OPENED	CLOSED	3/29/2025	RENEWAL	RENEWALS	% RENEWED
Plato’s Closet	515	8	(2)	521	12	12	100%
Once Upon A Child	430	8	—	438	15	15	100%
Play It Again Sports	302	1	(2)	301	6	6	100%
Style Encore	69	—	—	69	—	—	—%
Music Go Round	34	—	—	34	—	—	—%
Total Franchised Stores	1,350	17	(4)	1,363	33	33	100%

Renewal activity is a key focus area for management. Our franchisees sign 10-year agreements with us. The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties. During the first three months of 2025, we renewed 33 of the 33 franchise agreements available for renewal.

Our ability to grow our operating income is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchises, and (iii) control our selling, general and administrative expenses.

In May 2021, we made the decision to no longer solicit new leasing customers and pursue an orderly run-off of our middle-market leasing portfolio. Leasing income net of leasing expense for the first three months of 2025 was $2.3 million compared to $0.8 million in the first three months of 2024. $2.2 million of the $2.3 million of leasing income for the first three months of 2025 was related to the settlement of outstanding customer litigation. The run-off of our leasing portfolio is now substantially complete and we anticipate that leasing income net of leasing expense will be lower during the remaining quarters of 2025 compared to the last three quarters of 2024.

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended
	March 29, 2025	March 30, 2024

Revenue:
Royalties	81.1%	85.9%
Leasing income	10.5	4.2
Merchandise sales	4.3	5.5
Franchise fees	1.5	1.8
Other	2.6	2.6
Total revenue	100.0	100.0

Cost of merchandise sold	(4.1)	(5.2)
Leasing expense	—	(0.2)
Provision for credit losses	—	—
Selling, general and administrative expenses	(33.9)	(33.8)
Income from operations	62.0	60.8
Interest expense	(2.8)	(3.7)
Interest and other income	0.7	0.9
Income before income taxes	59.9	58.0
Provision for income taxes	(14.5)	(14.1)
Net income	45.4%	43.9%

Comparison of Three Months Ended March 29, 2025 to Three Months Ended March 30, 2024

Revenue

Revenues for the quarter ended March 29, 2025 totaled $21.9 million compared to $20.1 million for the comparable period in 2024.

Royalties and Franchise Fees

Royalties increased to $17.8 million for the first three months of 2025 from $17.3 million for the first three months of 2024, a 2.9% increase. The increase is primarily due to having additional franchise stores in the first three months of 2025 compared to the same period in 2024.

Franchise fees of $0.3 million for the first three months of 2025 were comparable to $0.4 million for the first three months of 2024.

Leasing Income

Leasing income increased to $2.3 million for the first quarter of 2025 compared to $0.8 million for the same period in 2024. The increase is primarily due to the settlement of outstanding customer litigation in the first quarter of 2025.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales decreased to $0.9 million for the first quarter of 2025 compared to $1.1 million in the same period of 2024. The decrease is primarily due to a decrease in technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold decreased to $0.9 million for the first quarter of 2025 compared to $1.0 million in the same period of 2024. The decrease was primarily due to a decrease in Direct Franchisee Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first quarter of 2025 and 2024 was 94.4% and 93.6%, respectively.

Selling, General and Administrative

Selling, general and administrative expenses increased 9.1% to $7.4 million in the first quarter of 2025 from $6.8 million in the same period of 2024. The increase was primarily due to a non-recurring expense related to third party software licenses for franchisees.

Interest Expense

Interest expense decreased to $0.6 million for the first quarter of 2025 compared to $0.7 million for the first quarter of 2024. The decrease is primarily due to lower average corporate borrowings when compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 24.2% and 24.4% for the first quarter of 2025 and 2024, respectively.

Segment Comparison of Three Months Ended March 29, 2025 to Three Months Ended March 30, 2024

Franchising Segment Operating Income

The franchising segment’s operating income for the first quarter of 2025 of $11.4 million was down from $11.5 million for the first quarter of 2024. The decrease in segment contribution was primarily due to an increase in selling, general and administrative expenses, partially offset by an increase in royalty revenue.

Other Operating Segment Income

Other operating segment income for the first quarter of 2025 increased to $2.3 million from $0.7 million for the first quarter of 2024. The increase in segment contribution was due to the settlement of outstanding customer litigation in the Company’s equipment leasing business.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings. The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and amortization and compensation expense related to stock options.

We ended the first quarter of 2025 with $22.0 million in cash, cash equivalents and restricted cash compared to $22.9 million in cash, cash equivalents and restricted cash at the end of the first quarter of 2024.

Operating activities provided $15.1 million of cash during the first three months of 2025 compared to $13.4 million provided during the first three months of last year. The increase in cash provided by operating activities in the first three months of 2025 compared to 2024 was primarily due to an increase in net income and a decrease in non-cash working capital.

Investing activities used $0.1 million of cash during the first three months of 2025. The 2025 activities consisted of the purchase of property and equipment.

Financing activities used $5.4 million of cash during the first three months of 2025. Our most significant financing activities during the first three months of 2025 consisted of $3.2 million for the payment of dividends and $2.2 million to repurchase 7,383 shares of our common stock; partially offset by a de minimis amount of proceeds from exercise of stock options. (See Note 8 — “Shareholders’ Equity (Deficit)).

As of March 29, 2025, our debt facilities include a Line of Credit with CIBC Bank USA, a Note Agreement, and Shelf Agreement with Prudential. These facilities have been and will continue to be used for general corporate purposes, are secured by a lien against substantially all of our assets, contain customary financial conditions and covenants, and require maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the agreements governing the facilities). As of March 29, 2025, we were in compliance with all of the financial covenants under the Line of Credit, the Note Agreement and the Shelf Agreement.

The Line of Credit provides for up to $20.0 million in revolving loans and $30.0 million in delayed draw term loans. As of March 29, 2025, we had no revolving loans outstanding, and had delayed draw term loan borrowings totaling $30.0 million that mature in 2029.

The Shelf Agreement allowed us to offer privately negotiated senior notes to Prudential in an aggregate principal amount up to (i) $100.0 million, less (ii) the aggregate principal amount of notes outstanding at such point (including notes outstanding under the Note Agreement, which at March 29, 2025 was $30.0 million). As of March 29, 2025, we had not issued any notes under the Shelf Agreement. The Shelf Agreement expired on April 12, 2025. The $30.0 million of principal outstanding under the Note Agreement matures in 2028.

See Part I, Item 1, Note 9 – “Debt” for more information regarding the Line of Credit, Note Agreement and Shelf Agreement.

We expect to generate the cash necessary to pay our expenses and to pay the principal and interest on our outstanding debt from cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate. Our ability to pay our expenses and meet our debt service obligations depends on our future performance, which may be affected by financial, business, economic, and other factors including the risk factors described under Item 1A of our Form 10-K for the fiscal year ended December 28, 2024 and under Item 1A below. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all. Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase our cost of capital.

As of the date of this report we believe that the combination of our cash on hand, the cash generated from our business and our Line of Credit will be adequate to fund our planned operations through 2025.

Critical Accounting Policies

A discussion of our critical accounting policies is contained in our annual report on Form 10-K for the year ended December 28, 2024. There have been no changes to our critical accounting policies from those disclosed on our Form 10-K for the year ended December 28, 2024.

Forward Looking Statements

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, the Company’s belief that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, as well as its disclosures regarding market rate risk are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act. Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements. Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions. See the section appearing in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 entitled “Risk Factors” and Part II, Item 1A in this Report for a more complete discussion of certain factors that may cause the Company’s actual results to differ from those in its forward looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At March 29, 2025, the Company’s Line of Credit with CIBC Bank USA included a commitment for revolving loans of $20.0 million. The interest rates applicable to revolving loans are based on either the bank’s base rate or SOFR for short-term borrowings (twelve months or less). The Company had no revolving loans outstanding at March 29, 2025 under this Line of Credit. The Company had no interest rate derivatives in place at March 29, 2025. The Company’s fixed rate debt exposes the company to changes in the market interest rate only to the extent that the Company may need to refinance maturing debt with new debt at a higher rate.

None of the Company’s cash and cash equivalents at March 29, 2025 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the three months ended March 29, 2025. During fiscal 2024, approximately 9% of the Company’s total revenues and a de minimis amount of expenses were denominated in a foreign currency. Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $730,000. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 1A: Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 28, 2024.  If any of those factors were to occur, they could materially adversely affect our financial condition or future results, and could cause our actual results to differ materially from those expressed in its forward-looking statements in this report. We are aware of no material changes to the Risk Factors discussed in our Annual Report on Form 10-K for the year ended December 28, 2024.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarized the Company’s common stock repurchase during the first quarter of 2025.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

December 29, 2024 to February 1, 2025	—	$—	—	78,600
February 2, 2025 to March 1, 2025	—	$—	—	78,600
March 2, 2025 to March 29, 2025	7,383	$304.74	7,383	71,217

(1)	The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date. The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and as of March 29, 2025 was limited to 5,400,000 shares, of which 71,217 may still be repurchased.

ITEM 3: Defaults Upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

During the three months ended March 29, 2025, no director of officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended March 29, 2025, formatted in Inline XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Shareholders’ Equity (Deficit), (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended March 29, 2025, formatted in Inline XBRL (contained in Exhibit 101).

*Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINMARK CORPORATION

Date: April 16, 2025	By:	/s/ Brett D. Heffes
Brett D. Heffes Chair of the Board and Chief Executive Officer (principal executive officer)

Date: April 16, 2025	By:	/s/ Anthony D. Ishaug
		Anthony D. Ishaug Executive Vice President Chief Financial Officer and Treasurer (principal financial and accounting officer)