Form 10-Q
period 2025-06-28
WINMARK CORP
filed 2025-07-15
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

or

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

Yes ☐              No ☒

Common stock, no par value, 3,548,458 shares outstanding as of July 14, 2025.

WINMARK CORPORATION AND SUBSIDIARIES

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	CONSOLIDATED CONDENSED BALANCE SHEETS June 28, 2025 and December 28, 2024	3

	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS Three Months Ended June 28, 2025 and June 29, 2024 Six Months Ended June 28, 2025 and June 29, 2024	4

	CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) Three Months Ended June 28, 2025 and June 29, 2024 Six Months Ended June 28, 2025 and June 29, 2024	5

	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS Six Months Ended June 28, 2025 and June 29, 2024	6

	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION	18

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

	SIGNATURES	20

PART I.          FINANCIAL INFORMATION

ITEM 1: Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 28, 2025	December 28, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$28,765,200	$12,189,800
Restricted cash	165,000	140,000
Receivables, less allowance for credit losses of $500 and $500	1,707,900	1,336,400
Income tax receivable	466,600	96,400
Inventories	362,100	397,600
Prepaid expenses	732,800	1,205,400
Total current assets	32,199,600	15,365,600
Property and equipment, net	1,329,000	1,419,400
Operating lease right of use asset	1,942,400	2,108,700
Intangible assets, net	2,463,300	2,640,300
Goodwill	607,500	607,500
Other assets	505,500	491,200
Deferred income taxes	4,125,400	4,211,800
	$43,172,700	$26,844,500

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,190,300	$1,562,000
Accrued liabilities	4,148,600	1,866,200
Deferred revenue	1,668,300	1,659,700
Total current liabilities	7,007,200	5,087,900
Long-term Liabilities:
Line of credit/Term loan	30,000,000	30,000,000
Notes payable, net of unamortized debt issuance costs of $48,100 and $57,200	29,951,900	29,942,800
Deferred revenue	8,334,700	8,027,600
Operating lease liabilities	2,763,800	3,092,800
Other liabilities	1,955,000	1,739,500
Total long-term liabilities	73,005,400	72,802,700
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,548,458 and 3,539,744 shares issued and outstanding	15,023,600	14,790,500
Retained earnings (accumulated deficit)	(51,863,500)	(65,836,600)
Total shareholders' equity (deficit)	(36,839,900)	(51,046,100)
	$43,172,700	$26,844,500

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenue:
Royalties	$18,662,100	$17,774,500	$36,436,700	$35,043,200
Leasing income	46,600	524,400	2,354,500	1,361,200
Merchandise sales	803,600	925,500	1,744,900	2,036,000
Franchise fees	338,400	366,900	670,400	731,500
Other	566,100	529,200	1,129,900	1,058,300
Total revenue	20,416,800	20,120,500	42,336,400	40,230,200
Cost of merchandise sold	766,500	861,100	1,654,800	1,900,100
Leasing expense	—	—	—	36,600
Provision for credit losses	—	—	—	(1,500)
Selling, general and administrative expenses	6,589,200	6,241,800	14,024,000	13,059,200
Income from operations	13,061,100	13,017,600	26,657,600	25,235,800
Interest expense	(609,800)	(721,400)	(1,223,600)	(1,459,200)
Interest and other income	254,600	280,800	404,400	468,800
Income before income taxes	12,705,900	12,577,000	25,838,400	24,245,400
Provision for income taxes	(2,104,700)	(2,145,600)	(5,280,800)	(4,995,000)
Net income	$10,601,200	$10,431,400	$20,557,600	$19,250,400
Earnings per share - basic	$3.00	$2.97	$5.81	$5.49
Earnings per share - diluted	$2.89	$2.85	$5.60	$5.26
Weighted average shares outstanding - basic	3,539,437	3,513,788	3,539,042	3,505,526
Weighted average shares outstanding - diluted	3,673,135	3,657,439	3,673,039	3,659,405

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 28, 2024	3,539,744	$14,790,500	$(65,836,600)	$(51,046,100)
Repurchase of common stock	(7,383)	(2,249,900)	—	(2,249,900)
Stock options exercised	210	47,700	—	47,700
Compensation expense relating to stock options	—	536,600	—	536,600
Cash dividends ($0.90 per share)	—	—	(3,186,000)	(3,186,000)
Comprehensive income (Net income)	—	—	9,956,400	9,956,400
BALANCE, March 29, 2025	3,532,571	13,124,900	(59,066,200)	(45,941,300)
Repurchase of common stock	(561)	(168,900)	—	(168,900)
Stock options exercised	16,448	1,538,600	—	1,538,600
Compensation expense relating to stock options	—	529,000	—	529,000
Cash dividends ($0.96 per share)	—	—	(3,398,500)	(3,398,500)
Comprehensive income (Net income)	—	—	10,601,200	10,601,200
BALANCE, June 28, 2025	3,548,458	15,023,600	(51,863,500)	(36,839,900)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 30, 2023	3,496,977	$7,768,800	$(66,924,900)	$(59,156,100)
Stock options exercised	453	70,000	—	70,000
Compensation expense relating to stock options	—	485,900	—	485,900
Cash dividends ($0.80 per share)	—	—	(2,797,900)	(2,797,900)
Comprehensive income (Net income)	—	—	8,819,000	8,819,000
BALANCE, March 30, 2024	3,497,430	8,324,700	(60,903,800)	(52,579,100)
Stock options exercised	22,897	2,634,200	—	2,634,200
Compensation expense relating to stock options	—	454,600	—	454,600
Cash dividends ($0.90 per share)	—	—	(3,165,800)	(3,165,800)
Comprehensive income (Net income)	—	—	10,431,400	10,431,400
BALANCE, June 29, 2024	3,520,327	11,413,500	(53,638,200)	(42,224,700)

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 28, 2025	June 29, 2024
OPERATING ACTIVITIES:
Net income	$20,557,600	$19,250,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	196,300	224,300
Amortization of intangible assets	177,000	177,000
Provision for credit losses	—	(1,500)
Compensation expense related to stock options	1,065,600	940,500
Deferred income taxes	86,400	135,100
Operating lease right of use asset amortization	166,400	150,300
Tax benefits on exercised stock options	971,200	943,400
Change in operating assets and liabilities:
Receivables	(371,500)	(136,100)
Principal collections on lease receivables	—	96,300
Income tax receivable/payable	(1,341,400)	(1,567,800)
Inventories	35,500	117,900
Prepaid expenses	472,500	371,300
Other assets	(14,300)	(8,200)
Accounts payable	(371,700)	(240,700)
Accrued and other liabilities	2,178,000	940,300
Rents received in advance and security deposits	—	(19,700)
Deferred revenue	315,700	213,200
Net cash provided by operating activities	24,123,300	21,586,000
INVESTING ACTIVITIES:
Purchase of property and equipment	(105,900)	(190,600)
Net cash used for investing activities	(105,900)	(190,600)
FINANCING ACTIVITIES:
Payments on notes payable	—	(2,125,000)
Repurchases of common stock	(2,418,700)	—
Proceeds from exercises of stock options	1,586,300	2,704,200
Dividends paid	(6,584,600)	(5,963,700)
Net cash used for financing activities	(7,417,000)	(5,384,500)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	16,600,400	16,010,900
Cash, cash equivalents and restricted cash, beginning of period	12,329,800	13,386,500
Cash, cash equivalents and restricted cash, end of period	$28,930,200	$29,397,400
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,207,800	$1,448,400
Cash paid for income taxes	$5,368,500	$5,484,400

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Condensed Balance Sheets to the total of the same amounts shown above:
	Six Months Ended
	June 28, 2025	June 29, 2024
Cash and cash equivalents	$28,765,200	$29,397,400
Restricted cash	165,000	—
Total cash, cash equivalents and restricted cash	$28,930,200	$29,397,400

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

Revenues and operating results for the six months ended June 28, 2025 are not necessarily indicative of the results to be expected for the full year.

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

3. Contract Liabilities:

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees. The table below presents the activity of the current and noncurrent deferred franchise revenue during the first six months of 2025 and 2024, respectively:

	June 28, 2025	June 29, 2024
Balance at beginning of period	$9,687,300	$9,323,600
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	1,078,200	1,036,900
Fees earned that were included in the balance at the beginning of the period	(762,500)	(823,700)
Balance at end of period	$10,003,000	$9,536,800

The following table illustrates future estimated revenue to be recognized for the remainder of 2025 and full fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 28, 2025.

Contract Liabilities expected to be recognized in	Amount
2025	$798,800
2026	1,570,600
2027	1,395,800
2028	1,226,400
2029	1,078,100
Thereafter	3,933,300
$10,003,000

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

5. Investment in Leasing Operations:

In May 2021, the Company made the decision to no longer solicit new leasing customers and will pursue an orderly run-off for its leasing portfolio.

Leasing income as presented on the Consolidated Condensed Statements of Operations consists of the following:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Interest income on direct financing and sales-type leases	$—	$700	$—	$6,700
Operating lease income	46,600	252,100	93,300	879,800
Income on sales of equipment under lease	—	99,900	200,000	296,500
Other	—	171,700	2,061,200	178,200
Leasing income	$46,600	$524,400	$2,354,500	$1,361,200

6. Intangible Assets

Intangible assets consist of reacquired franchise rights. The Company amortizes the fair value of the reacquired franchise rights over the contract term of the franchise. The Company recognized $177,000 and $177,000 of amortization expense for the six months ended June 28, 2025 and June 29, 2024, respectively.

The following table illustrates future amortization to be expensed for the remainder of 2025 and full fiscal years thereafter related to reacquired franchise rights as of June 28, 2025.

Amortization expected to be expensed in	Amount
2025	$177,000
2026	354,000
2027	354,000
2028	354,000
2029	354,000
Thereafter	870,300
$2,463,300

7. Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Denominator for basic EPS — weighted average common shares	3,539,437	3,513,788	3,539,042	3,505,526
Dilutive shares associated with option plans	133,698	143,651	133,997	153,879
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	3,673,135	3,657,439	3,673,039	3,659,405
Options excluded from EPS calculation — anti-dilutive	9,398	5,177	11,380	4,817

8. Shareholders’ Equity (Deficit):

Dividends

On January 29, 2025, the Company’s Board of Directors approved the payment of a $0.90 per share quarterly cash dividend to shareholders of record at the close of business on February 12, 2025, which was paid on March 3, 2025.

On April 16, 2025, the Company’s Board of Directors approved the payment of a $0.96 per share quarterly cash dividend to shareholders of record at the close of business on May 14, 2025, which was paid on June 2, 2025.

Repurchase of Common Stock

During the first six months of 2025, the Company repurchased 7,944 shares of its common stock. Under the Board of Directors’ authorization, as of June 28, 2025, the Company has the ability to repurchase an additional 70,656 shares of its common stock. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

Stock option activity under the Company’s option plans as of June 28, 2025 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 28, 2024	319,844	$203.89
Granted	11,392	424.82
Exercised	(16,658)	95.23
Forfeited	(1,165)	301.01
Outstanding, June 28, 2025	313,413	$217.34	5.64	$50,571,000
Exercisable, June 28, 2025	240,697	$185.76	4.85	$45,564,700

The fair value of options granted under the Option Plans during the first six months of 2025 and 2024 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Six Months Ended	Six Months Ended
	June 28, 2025	June 29, 2024
Risk free interest rate	4.10%	4.57%
Expected life (years)	6	6
Expected volatility	30.14%	29.33%
Dividend yield	2.51%	2.93%
Option fair value	$117.14	$93.88

All unexercised options at June 28, 2025 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $1,065,600 and $940,500 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first six months of 2025 and 2024, respectively. As of June 28, 2025, the Company had $4.7 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.2 years.

9. Debt:

Line of Credit/Term Loan

As of June 28, 2025, there were no revolving loans outstanding under the Company’s credit facility with CIBC Bank USA (the “Line of Credit”), leaving $20.0 million available for additional borrowings. As of June 28, 2025, the Company had delayed draw term loan borrowings totaling $30.0 million under the Line of Credit bearing interest ranging from 4.60% to 4.75%.

The Line of Credit has been and will continue to be used for general corporate purposes. The Line of Credit is secured by a lien against substantially all of the Company’s assets, (as the Line of Credit ranks pari passu with the Prudential facilities described below) contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Line of Credit). As of June 28, 2025, the Company was in compliance with all of its financial covenants.

Notes Payable

As of June 28, 2025, the Company had aggregate principal outstanding of $30.0 million under its Note Agreement (“the Note Agreement”) with PGIM, Inc (formerly Prudential Investment Management, Inc.) its affiliates and managed accounts (collectively, “Prudential”) consisting of $30.0 million in principal outstanding from the $30.0 million Series C notes issued in September 2021.

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Note Agreement). As of June 28, 2025, the Company was in compliance with all of its financial covenants.

In connection with the Note Agreement, the Company incurred debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

In April 2022, the Company entered into a Private Shelf Agreement (the “Shelf Agreement”) with Prudential, summarized as follows:

●	For a period three years from entry into the Shelf Agreement, subject to certain customary conditions, the Company may offer and Prudential may purchase from the Company privately negotiated senior notes (“Shelf Notes”) in the aggregate principal amount up to (i) $100.0 million, less (ii) the aggregate principal amount of notes outstanding at such point (including notes outstanding under the existing Prudential Note Agreement);
●	Any Shelf Note issued would have an average life and maturity of no more than 12.5 years from the date of original issuance, with interest payable at a rate per annum determined at the time of each issuance;
●	Any Shelf Notes would be secured by all of the Company’s assets and the Shelf Notes will rank pari passu with the Company’s obligations to the lenders under the Line of Credit and the Note Agreement;
●	Any Shelf Notes could be prepaid, at the option of the Company, in whole or in part (in a minimum amount of $1 million), but prepayments would require payment of a Yield Maintenance Amount (as defined within the Shelf Agreement);
●	The Shelf Agreement contained customary affirmative covenants and negative covenants that are substantially the same as those contained in the Line of Credit and Note Agreement.

The Shelf Agreement expired in April of 2025 and was not extended or replaced. No notes were issued under the agreement.

10. Operating Leases:

As of June 28, 2025, the Company leases its Minnesota corporate headquarters in a facility with an operating lease that expires in December 2029. The remaining lease term for this lease is 4.5 years and the discount rate is 5.5%. The Company recognized $484,800 and $497,100 of rent expense for the periods ended June 28, 2025 and June 29, 2024, respectively.

Maturities of operating lease liabilities is as follows for the remainder of fiscal 2025 and full fiscal years thereafter as of June 28, 2025:

Operating Lease Liabilities expected to be recognized in	Amount
2025	$406,700
2026	828,200
2027	851,100
2028	874,600
2029	898,700
Thereafter	—
Total lease payments	3,859,300
Less imputed interest	(510,500)
Present value of lease liabilities	$3,348,800

Of the $3.3 million operating lease liability outstanding at June 28, 2025, $0.5 million is included in Accrued liabilities in the Current liabilities section of the Consolidated Condensed Balance Sheets.

Supplemental cash flow information related to our operating leases is as follows for the period ended June 28, 2025:

	Six Months Ended
	June 28, 2025	June 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow outflow from operating leases	$399,300	$388,600

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

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenue:
Franchising	$20,370,200	$19,596,100	$39,981,900	$38,869,000
Other	46,600	524,400	2,354,500	1,361,200
Total revenue	$20,416,800	$20,120,500	$42,336,400	$40,230,200

Franchising segment operating expenses:
Merchandise COGS	$766,500	$861,100	$1,654,800	$1,900,000
Selling, general and administrative expenses	6,585,000	6,145,800	13,936,300	12,903,700
Total franchising segment expenses	$7,351,500	$7,006,900	$15,591,100	$14,803,700

Reconciliation to operating income:
Franchising segment income from operations	$13,018,700	$12,589,300	$24,390,900	$24,065,200
Other operating segment income from operations	42,400	428,300	2,266,700	1,170,600
Total income from operations	$13,061,100	$13,017,600	$26,657,600	$25,235,800

Depreciation and amortization:
Franchising	$187,600	$173,000	$373,300	$338,400
Other	—	31,400	—	62,900
Total depreciation and amortization	$187,600	$204,400	$373,300	$401,300

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Winmark – the Resale Company is focused on sustainability and small business formation. As of June 28, 2025, we had 1,371 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands. Our business is not capital intensive and is designed to generate consistent, recurring revenue and strong operating margins.

The financial criteria that management closely tracks to evaluate current business operations and future prospects include royalties and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees. During the first six months of 2025, our royalties increased $1.4 million or 4.0% compared to the first six months of 2024.

Management continually monitors the level and timing of selling, general and administrative expenses. The major components of selling, general and administrative expenses include compensation and benefits, marketing and advertising, professional services, and occupancy. During the first six months of 2025, selling, general and administrative expenses increased $1.0 million, or 7.4% compared to the first six months of 2024.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals. The following is a summary of our net store growth and renewal activity for the first six months ended June 28, 2025:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/28/2024	OPENED	CLOSED	6/28/2025	RENEWAL	RENEWALS	% RENEWED
Plato’s Closet	515	13	(2)	526	19	19	100%
Once Upon A Child	430	12	(2)	440	26	26	100%
Play It Again Sports	302	7	(6)	303	10	9	90%
Style Encore	69	1	(1)	69	5	5	100%
Music Go Round	34	—	(1)	33	1	1	100%
Total Franchised Stores	1,350	33	(12)	1,371	61	60	98%

Renewal activity is a key focus area for management. Our franchisees sign 10-year agreements with us. The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties. During the first six months of 2025, we renewed 60 of the 61 franchise agreements available for renewal.

Our ability to grow our operating income is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchises, and (iii) control our selling, general and administrative expenses.

In May 2021, we made the decision to no longer solicit new leasing customers and pursue an orderly run-off of our middle-market leasing portfolio. Leasing income net of leasing expense for the first six months of 2025 was $2.4 million compared to $1.3 million in the first six months of 2024. $2.2 million of the $2.4 million of leasing income for the first six months of 2025 was related to the settlement of outstanding customer litigation. The run-off of our leasing portfolio is now substantially complete and we anticipate that leasing income net of leasing expense will be lower during the remaining quarters of 2025 compared to the last two quarters of 2024.

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Revenue:
Royalties	91.4%	88.3%	86.1%	87.1%
Leasing income	0.2	2.7	5.6	3.4
Merchandise sales	3.9	4.6	4.1	5.1
Franchise fees	1.7	1.8	1.6	1.8
Other	2.8	2.6	2.6	2.6
Total revenue	100.0	100.0	100.0	100.0

Cost of merchandise sold	(3.7)	(4.3)	(3.9)	(4.7)
Leasing expense	—	—	—	(0.1)
Provision for credit losses	—	—	—	—
Selling, general and administrative expenses	(32.3)	(31.0)	(33.1)	(32.5)
Income from operations	64.0	64.7	63.0	62.7
Interest expense	(3.0)	(3.6)	(2.9)	(3.6)
Interest and other income	1.2	1.4	1.0	1.2
Income before income taxes	62.2	62.5	61.1	60.3
Provision for income taxes	(10.3)	(10.7)	(12.5)	(12.4)
Net income	51.9%	51.8%	48.6%	47.9%

Comparison of Three Months Ended June 28, 2025 to Three Months Ended June 29, 2024

Revenue

Revenues for the quarter ended June 28, 2025 totaled $20.4 million compared to $20.1 million for the comparable period in 2024.

Royalties and Franchise Fees

Royalties increased to $18.7 million for the second quarter of 2025 from $17.8 million for the second quarter of 2024, a 5.0% increase. The increase is primarily from having additional franchise stores and from higher franchise retail sales in the second quarter of 2025 compared to the same period in 2024.

Franchise fees of $0.3 million for the second quarter of 2025 were comparable to $0.4 million for the second quarter of 2024.

Leasing Income

Leasing income decreased to $46,600 for the second quarter of 2025 compared to $524,400 for the same period in 2024. The decrease is primarily due to a decrease in operating lease income when compared to last year.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales decreased to $0.8 million for the second quarter of 2025 compared to $0.9 million in the same period of 2024. The decrease is due to a decrease in buying group and technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold decreased to $0.8 million for the second quarter of 2025 compared to $0.9 million in the same period of 2024. The decrease is due to a decrease in Direct Franchise Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the second quarter of 2025 and 2024 was 95.4% and 93.0%, respectively.

Selling, General and Administrative

Selling, general and administrative expenses increased 5.6% to $6.6 million in the second quarter of 2025 compared to $6.2 million in the same period of 2024. The increase was primarily due to an increase in technology and compensation related expenses.

Interest Expense

Interest expense decreased to $0.6 million for the second quarter of 2025 compared to $0.7 million for the second quarter of 2024. The decrease is primarily due to lower average borrowing when compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 16.6% and 17.1% for the second quarter of 2025 and 2024, respectively. The rate for both periods were impacted by tax benefits on the exercise of non-qualified stock options.

Comparison of Six Months Ended June 28, 2025 to Six Months Ended June 29, 2024

Revenue

Revenues for the first six months of 2025 totaled $42.3 million compared to $40.2 million for the comparable period in 2024.

Royalties and Franchise Fees

Royalties increased to $36.4 million for the first six months of 2025 from $35.0 million for the first six months of 2024, a 4.0% increase. The increase is primarily from having additional franchise stores and from higher franchise retail sales in the first six months of 2025 compared to the same period in 2024.

Franchise fees of $0.7 million for the first six months of 2025 were comparable to $0.7 million for the first six months of 2024.

Leasing Income

Leasing income increased to $2.4 million for the first six months of 2025 compared to $1.4 million for the same period in 2024. The increase is primarily due to the settlement of outstanding customer litigation when compared to the same period last year.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales decreased to $1.7 million for the first six months of 2025 compared to $2.0 million in the same period of 2024. The decrease is primarily due to a decrease in technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold decreased to $1.7 million for the first six months of 2025 compared to $1.9 million in the same period of 2024. The decrease is due to a decrease in Direct Franchise Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first six months of 2025 and 2024 was 94.8% and 93.3%, respectively.

Selling, General and Administrative

Selling, general and administrative expenses increased 7.4% to $14.0 million in the first six months of 2025 compared to $13.1 million in the same period of 2024. The increase was primarily due to a non-recurring expense related to third party software licenses for franchisees and an increase in technology and compensation related expenses.

Interest Expense

Interest expense was $1.2 million for the first six months of 2025 compared to $1.5 million for the first six months of 2024. The decrease is primarily due to lower average borrowings when compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 20.4% and 20.6% for the first six months of 2025 and 2024, respectively.

Segment Comparison of Three Months Ended June 28, 2025 to Three Months Ended June 29, 2024

Franchising Segment Operating Income

The franchising segment’s operating income for the second quarter of 2025 increased to $13.0 million from $12.6 million for the second quarter of 2024. The increase in segment contribution was due to increased royalty revenues, partially offset by an increase in selling, general, and administrative expenses.

Other Operating Segment Income

The other operating segment income for the second quarter of 2025 decreased to $42,400 from $428,300 for the second quarter of 2024. The decrease in segment contribution was due to a decrease in leasing income net of leasing expense.

Segment Comparison of Six Months Ended June 28, 2025 to Six Months Ended June 29, 2024

Franchising Segment Income

The franchising segment operating income for the first six months of 2025 increased to $24.4 million from $24.1 million for the first six months of 2024. The increase in segment contribution was due to increased royalty revenues, partially offset by an increase in selling, general and administrative expenses.

Other Operating Segment Income

The other operating segment income for the first six months of 2025 increased to $2.3 million from $1.2 million for the first six months of 2024. The increase in segment contribution was due to the settlement of outstanding customer litigation in the Company’s equipment leasing business.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flows from operations and borrowings. The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and amortization and compensation expense related to stock options.

We ended the second quarter of 2025 with $28.9 million in cash, cash equivalents and restricted cash compared to $29.4 million in cash, cash equivalents and restricted cash at the end of the second quarter of 2024.

Operating activities provided $24.1 million of cash during the first six months of 2025, compared to $21.6 million provided during the same period last year. The increase in cash provided by operating activities during the first six months of 2025 compared to 2024 was primarily due to an increase in net income and a decrease in non-cash working capital.

Investing activities used $0.1 million of cash during the first six months of 2025, compared to $0.2 million used during the same period last year. The 2025 activities consisted of the purchase of property and equipment.

Financing activities used $7.4 million of cash during the first six months of 2025. Our most significant financing activities during the first six months of 2025 consisted of $6.6 million for the payment of dividends and $2.4 million to repurchase 7,944 shares of our common stock; partially offset by $1.6 million of proceeds from exercise of stock options. (See Note 8 — “Shareholders’ Equity (Deficit).”

Our debt facilities include a Line of Credit with CIBC Bank USA and a Note Agreement with Prudential. These facilities have been and will continue to be used for general corporate purposes, are secured by a lien against substantially all of our assets, contain customary financial conditions and covenants, and require maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the agreements governing the facilities). As of June 28, 2025, we were in compliance with all of the financial covenants under the Line of Credit and the Note Agreement.

The Line of Credit provides for up to $20.0 million in revolving loans and $30.0 million in delayed draw term loans. As of June 28, 2025, we had no revolving loans outstanding, and had delayed draw term loan borrowings totaling $30.0 million that mature in 2029.

See Part I, Item 1, Note 9 – “Debt” for more information regarding the Line of Credit and Note Agreement.

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

As of the date of this report we believe that the combination of our cash on hand, the cash generated from our business and our Line of Credit will be adequate to fund our planned operations through 2026.

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At June 28, 2025, the Company’s Line of Credit with CIBC Bank USA included a commitment for revolving loans of $20.0 million. The interest rates applicable to revolving loans are based on either the bank’s base rate or SOFR for short-term borrowings (twelve months or less). The Company had no revolving loans outstanding at June 28, 2025 under this Line of Credit. The Company had no interest rate derivatives in place at June 28, 2025. The Company’s fixed rate debt exposes the company to changes in the market interest rate only to the extent that the Company may need to refinance maturing debt with new debt at a higher rate.

None of the Company’s cash and cash equivalents at June 28, 2025 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the six months ended June 28, 2025. During fiscal 2024, approximately 9% of the Company’s total revenues and a de minimis amount of expenses were denominated in a foreign currency. Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $730,000. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company’s common stock repurchases during the second quarter of 2025.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

March 30, 2025 to May 3, 2025	561	$300.98	561	70,656
May 4, 2025 to May 31, 2025	—	$—	—	70,656
June 1, 2025 to June 28, 2025	—	$—	—	70,656
(1)	The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date. The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and as of June 28, 2025 was limited to 5,400,000 shares, of which 70,656 may still be repurchased.

ITEM 3: Defaults Upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

During the six months ended June 28, 2025, no director of officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended June 28, 2025, formatted in Inline XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Shareholders’ Equity (Deficit), (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended June 28, 2025, formatted in Inline XBRL (contained in Exhibit 101).

*Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINMARK CORPORATION

Date: July 15, 2025	By:	/s/ Brett D. Heffes
Brett D. Heffes Chair of the Board and Chief Executive Officer (principal executive officer)

Date: July 15, 2025	By:	/s/ Anthony D. Ishaug
		Anthony D. Ishaug Executive Vice President Chief Financial Officer and Treasurer (principal financial and accounting officer)