Form 10-Q
period 2025-09-27
WINMARK CORP
filed 2025-10-15
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025

or

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

Yes ☐              No ☒

Common stock, no par value, 3,562,135 shares outstanding as of October 13, 2025.

WINMARK CORPORATION AND SUBSIDIARIES

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	CONSOLIDATED CONDENSED BALANCE SHEETS September 27, 2025 and December 28, 2024	3

	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS Three Months Ended September 27, 2025 and September 28, 2024 Nine Months Ended September 27, 2025 and September 28, 2024	4

	CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) Three Months Ended September 27, 2025 and September 28, 2024 Nine Months Ended September 27, 2025 and September 28, 2024	5

	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS Nine Months Ended September 27, 2025 and September 28, 2024	6

	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION	18

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

	SIGNATURES	21

PART I.          FINANCIAL INFORMATION

ITEM 1: Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 27, 2025	December 28, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$39,734,800	$12,189,800
Restricted cash	140,000	140,000
Receivables, less allowance for credit losses of $500 and $500	1,652,900	1,336,400
Income tax receivable	3,000	96,400
Inventories	283,700	397,600
Prepaid expenses	1,249,900	1,205,400
Total current assets	43,064,300	15,365,600
Property and equipment, net	1,296,600	1,419,400
Operating lease right of use asset	1,856,100	2,108,700
Intangible assets, net	2,374,800	2,640,300
Goodwill	607,500	607,500
Other assets	496,200	491,200
Deferred income taxes	4,051,700	4,211,800
	$53,747,200	$26,844,500

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,373,200	$1,562,000
Accrued liabilities	4,195,700	1,866,200
Deferred revenue	1,663,200	1,659,700
Total current liabilities	7,232,100	5,087,900
Long-term Liabilities:
Line of credit/Term loan	30,000,000	30,000,000
Notes payable, net of unamortized debt issuance costs of $43,500 and $57,200	29,956,500	29,942,800
Deferred revenue	8,355,600	8,027,600
Operating lease liabilities	2,594,000	3,092,800
Other liabilities	1,950,200	1,739,500
Total long-term liabilities	72,856,300	72,802,700
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,561,550 and 3,539,744 shares issued and outstanding	17,792,700	14,790,500
Retained earnings (accumulated deficit)	(44,133,900)	(65,836,600)
Total shareholders' equity (deficit)	(26,341,200)	(51,046,100)
	$53,747,200	$26,844,500

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenue:
Royalties	$20,911,300	$19,512,500	$57,348,000	$54,555,700
Leasing income	46,600	316,200	2,401,100	1,677,400
Merchandise sales	693,600	702,500	2,438,500	2,738,500
Franchise fees	417,600	451,200	1,088,100	1,182,700
Other	563,800	528,500	1,693,700	1,586,800
Total revenue	22,632,900	21,510,900	64,969,400	61,741,100
Cost of merchandise sold	663,300	662,500	2,318,100	2,562,600
Leasing expense	—	—	—	36,600
Provision for credit losses	—	—	—	(1,500)
Selling, general and administrative expenses	7,046,400	5,919,800	21,070,500	18,979,000
Income from operations	14,923,200	14,928,600	41,580,800	40,164,400
Interest expense	(610,300)	(704,100)	(1,833,900)	(2,163,300)
Interest and other income	310,300	386,400	714,800	855,200
Income before income taxes	14,623,200	14,610,900	40,461,700	38,856,300
Provision for income taxes	(3,486,700)	(3,490,200)	(8,767,500)	(8,485,100)
Net income	$11,136,500	$11,120,700	$31,694,200	$30,371,200
Earnings per share - basic	$3.13	$3.16	$8.94	$8.65
Earnings per share - diluted	$3.02	$3.03	$8.61	$8.29
Weighted average shares outstanding - basic	3,553,211	3,520,334	3,543,766	3,510,461
Weighted average shares outstanding - diluted	3,693,154	3,671,121	3,679,745	3,663,309

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 28, 2024	3,539,744	$14,790,500	$(65,836,600)	$(51,046,100)
Repurchase of common stock	(7,383)	(2,249,900)	—	(2,249,900)
Stock options exercised	210	47,700	—	47,700
Compensation expense relating to stock options	—	536,600	—	536,600
Cash dividends ($0.90 per share)	—	—	(3,186,000)	(3,186,000)
Comprehensive income (Net income)	—	—	9,956,400	9,956,400
BALANCE, March 29, 2025	3,532,571	13,124,900	(59,066,200)	(45,941,300)
Repurchase of common stock	(561)	(168,900)	—	(168,900)
Stock options exercised	16,448	1,538,600	—	1,538,600
Compensation expense relating to stock options	—	529,000	—	529,000
Cash dividends ($0.96 per share)	—	—	(3,398,500)	(3,398,500)
Comprehensive income (Net income)	—	—	10,601,200	10,601,200
BALANCE, June 28, 2025	3,548,458	15,023,600	(51,863,500)	(36,839,900)
Repurchase of common stock	—	—	—	—
Stock options exercised	13,092	2,167,700	—	2,167,700
Compensation expense relating to stock options	—	601,400	—	601,400
Cash dividends ($0.96 per share)	—	—	(3,406,900)	(3,406,900)
Comprehensive income (Net income)	—	—	11,136,500	11,136,500
BALANCE, September 27, 2025	3,561,550	$17,792,700	$(44,133,900)	$(26,341,200)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 30, 2023	3,496,977	$7,768,800	$(66,924,900)	$(59,156,100)
Stock options exercised	453	70,000	—	70,000
Compensation expense relating to stock options	—	485,900	—	485,900
Cash dividends ($0.80 per share)	—	—	(2,797,900)	(2,797,900)
Comprehensive income (Net income)	—	—	8,819,000	8,819,000
BALANCE, March 30, 2024	3,497,430	8,324,700	(60,903,800)	(52,579,100)
Stock options exercised	22,897	2,634,200	—	2,634,200
Compensation expense relating to stock options	—	454,600	—	454,600
Cash dividends ($0.90 per share)	—	—	(3,165,800)	(3,165,800)
Comprehensive income (Net income)	—	—	10,431,400	10,431,400
BALANCE, June 29, 2024	3,520,327	11,413,500	(53,638,200)	(42,224,700)
Stock options exercised	75	10,800	—	10,800
Compensation expense relating to stock options	—	517,600	—	517,600
Cash dividends ($0.90 per share)	—	—	(3,168,300)	(3,168,300)
Comprehensive income (Net income)	—	—	11,120,700	11,120,700
BALANCE, September 28, 2024	3,520,402	$11,941,900	$(45,685,800)	$(33,743,900)

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 27, 2025	September 28, 2024
OPERATING ACTIVITIES:
Net income	$31,694,200	$30,371,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	295,500	345,600
Amortization of intangible assets	265,500	265,500
Provision for credit losses	—	(1,500)
Compensation expense related to stock options	1,666,900	1,458,200
Deferred income taxes	160,100	135,100
Operating lease right of use asset amortization	252,700	228,200
Tax benefits on exercised stock options	1,091,900	943,300
Change in operating assets and liabilities:
Receivables	(316,500)	(126,900)
Principal collections on lease receivables	—	104,700
Income tax receivable/payable	(998,500)	(881,600)
Inventories	113,900	(55,700)
Prepaid expenses	(44,500)	220,500
Other assets	(5,000)	(7,200)
Accounts payable	(188,800)	(118,700)
Accrued and other liabilities	2,054,900	472,200
Rents received in advance and security deposits	—	(28,000)
Deferred revenue	331,500	375,100
Net cash provided by operating activities	36,373,800	33,700,000
INVESTING ACTIVITIES:
Purchase of property and equipment	(172,700)	(194,900)
Net cash used for investing activities	(172,700)	(194,900)
FINANCING ACTIVITIES:
Payments on notes payable	—	(3,187,500)
Repurchases of common stock	(2,418,700)	—
Proceeds from exercises of stock options	3,754,000	2,715,000
Dividends paid	(9,991,400)	(9,132,100)
Net cash used for financing activities	(8,656,100)	(9,604,600)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	27,545,000	23,900,500
Cash, cash equivalents and restricted cash, beginning of period	12,329,800	13,386,500
Cash, cash equivalents and restricted cash, end of period	$39,874,800	$37,287,000
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,815,500	$2,149,200
Cash paid for income taxes	$8,514,100	$8,281,400

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Condensed Balance Sheets to the total of the same amounts shown above:
	Nine Months Ended
	September 27, 2025	September 28, 2024
Cash and cash equivalents	$39,734,800	$37,197,000
Restricted cash	140,000	90,000
Total cash, cash equivalents and restricted cash	$39,874,800	$37,287,000

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

Revenues and operating results for the nine months ended September 27, 2025 are not necessarily indicative of the results to be expected for the full year.

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

3. Contract Liabilities:

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees. The table below presents the activity of the current and noncurrent deferred franchise revenue during the first nine months of 2025 and 2024, respectively:

	September 27, 2025	September 28, 2024
Balance at beginning of period	$9,687,300	$9,323,600
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	1,567,200	1,659,700
Fees earned that were included in the balance at the beginning of the period	(1,235,700)	(1,284,600)
Balance at end of period	$10,018,800	$9,698,700

The following table illustrates future estimated revenue to be recognized for the remainder of 2025 and full fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 27, 2025.

Contract Liabilities expected to be recognized in	Amount
2025	$414,800
2026	1,616,400
2027	1,441,600
2028	1,272,200
2029	1,123,900
Thereafter	4,149,900
$10,018,800

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

5. Investment in Leasing Operations:

In May 2021, the Company made the decision to no longer solicit new leasing customers and will pursue an orderly run-off for its leasing portfolio.

Leasing income as presented on the Consolidated Condensed Statements of Operations consists of the following:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Interest income on direct financing and sales-type leases	$—	$100	$—	$6,700
Operating lease income	46,600	90,600	139,900	970,400
Income on sales of equipment under lease	—	72,100	200,000	368,700
Other	—	153,400	2,061,200	331,600
Leasing income	$46,600	$316,200	$2,401,100	$1,677,400

6. Intangible Assets

Intangible assets consist of reacquired franchise rights. The Company amortizes the fair value of the reacquired franchise rights over the contract term of the franchise. The Company recognized $265,500 and $265,500 of amortization expense for the nine months ended September 27, 2025 and September 28, 2024, respectively.

The following table illustrates future amortization to be expensed for the remainder of 2025 and full fiscal years thereafter related to reacquired franchise rights as of September 27, 2025.

Amortization expected to be expensed in	Amount
2025	$88,500
2026	354,000
2027	354,000
2028	354,000
2029	354,000
Thereafter	870,300
$2,374,800

7. Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Denominator for basic EPS — weighted average common shares	3,553,211	3,520,334	3,543,766	3,510,461
Dilutive shares associated with option plans	139,943	150,787	135,979	152,848
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	3,693,154	3,671,121	3,679,745	3,663,309
Options excluded from EPS calculation — anti-dilutive	6,312	3,413	11,723	4,267

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

On July 15, 2025, the Company’s Board of Directors approved the payment of a $0.96 per share quarterly cash dividend to shareholders of record at the close of business on August 13, 2025, which was paid on September 2, 2025.

Repurchase of Common Stock

During the first nine months of 2025, the Company repurchased 7,944 shares of its common stock. Under the Board of Directors’ authorization, as of September 27, 2025, the Company has the ability to repurchase an additional 70,656 shares of its common stock. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

Stock option activity under the Company’s option plans as of September 27, 2025 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 28, 2024	319,844	$203.89
Granted	24,232	402.64
Exercised	(29,750)	126.19
Forfeited	(1,165)	301.01
Outstanding, September 27, 2025	313,161	$226.29	5.62	$86,758,100
Exercisable, September 27, 2025	227,605	$186.92	4.62	$71,824,700

The fair value of options granted under the Option Plans during the first nine months of 2025 and 2024 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Nine Months Ended	Nine Months Ended
	September 27, 2025	September 28, 2024
Risk free interest rate	4.05%	4.57%
Expected life (years)	6.8	6.0
Expected volatility	29.31%	29.33%
Dividend yield	2.70%	2.93%
Option fair value	$109.37	$93.88

All unexercised options at September 27, 2025 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $1,666,900 and $1,458,200 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first nine months of 2025 and 2024, respectively. As of September 27, 2025, the Company had $5.4 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 2.8 years.

9. Debt:

Line of Credit/Term Loan

As of September 27, 2025, there were no revolving loans outstanding under the Company’s credit facility with CIBC Bank USA (the “Line of Credit”), leaving $20.0 million available for additional borrowings. As of September 27, 2025, the Company had delayed draw term loan borrowings totaling $30.0 million under the Line of Credit bearing interest ranging from 4.60% to 4.75%.

The Line of Credit has been and will continue to be used for general corporate purposes. The Line of Credit is secured by a lien against substantially all of the Company’s assets, (as the Line of Credit ranks pari passu with the Prudential facilities described below) contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Line of Credit). As of September 27, 2025, the Company was in compliance with all of its financial covenants.

Notes Payable

As of September 27, 2025, the Company had aggregate principal outstanding of $30.0 million under its Note Agreement (“the Note Agreement”) with PGIM, Inc (formerly Prudential Investment Management, Inc.) its affiliates and managed accounts (collectively, “Prudential”) consisting of $30.0 million in principal outstanding from the $30.0 million Series C notes issued in September 2021.

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Note Agreement). As of September 27, 2025, the Company was in compliance with all of its financial covenants.

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

10. Operating Leases:

As of September 27, 2025, the Company leases its Minnesota corporate headquarters in a facility with an operating lease that expires in December 2029. The remaining lease term for this lease is 4.25 years and the discount rate is 5.5%. The Company recognized $761,100 and $778,500 of rent expense for the periods ended September 27, 2025 and September 28, 2024, respectively.

Maturities of operating lease liabilities is as follows for the remainder of fiscal 2025 and full fiscal years thereafter as of September 27, 2025:

Operating Lease Liabilities expected to be recognized in	Amount
2025	$205,200
2026	828,200
2027	851,100
2028	874,600
2029	898,700
Thereafter	—
Total lease payments	3,657,800
Less imputed interest	(466,100)
Present value of lease liabilities	$3,191,700

Of the $3.2 million operating lease liability outstanding at September 27, 2025, $0.6 million is included in Accrued liabilities in the Current liabilities section of the Consolidated Condensed Balance Sheets.

Supplemental cash flow information related to our operating leases is as follows for the period ended September 27, 2025:

	Nine Months Ended
	September 27, 2025	September 28, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow outflow from operating leases	$669,200	$651,300

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

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenue:
Franchising	$22,586,300	$21,194,700	$62,568,300	$60,063,700
Other	46,600	316,200	2,401,100	1,677,400
Total revenue	$22,632,900	$21,510,900	$64,969,400	$61,741,100

Franchising segment operating expenses:
Merchandise COGS	$663,300	$662,500	$2,318,100	$2,562,600
Selling, general and administrative expenses	7,042,700	5,769,200	20,979,000	18,672,900
Total franchising segment expenses	$7,706,000	$6,431,700	$23,297,100	$21,235,500

Reconciliation to operating income:
Franchising segment income from operations	$14,880,300	$14,763,000	$39,271,200	$38,828,200
Other operating segment income from operations	42,900	165,600	2,309,600	1,336,200
Total income from operations	$14,923,200	$14,928,600	$41,580,800	$40,164,400

Depreciation and amortization:
Franchising	$187,700	$188,900	$561,000	$527,300
Other	—	21,000	—	83,800
Total depreciation and amortization	$187,700	$209,900	$561,000	$611,100

12. Subsequent Events:

On October 15, 2025, the Company’s Board of Directors approved the payment of a $10.00 per share special cash dividend (the ”2025 Special Dividend”) to shareholders of record at the close of business November 12, 2025, which will be paid on December 1, 2025. The 2025 Special Dividend will be approximately $35.6 million based on the current number of shares outstanding and is expected to be financed with cash on hand.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Winmark – the Resale Company is focused on sustainability and small business formation. As of September 27, 2025, we had 1,377 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands. Our business is not capital intensive and is designed to generate consistent, recurring revenue and strong operating margins.

The financial criteria that management closely tracks to evaluate current business operations and future prospects include royalties and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees. During the first nine months of 2025, our royalties increased $2.8 million or 5.1% compared to the first nine months of 2024.

Management continually monitors the level and timing of selling, general and administrative expenses. The major components of selling, general and administrative expenses include compensation and benefits, marketing and advertising, professional services, and occupancy. During the first nine months of 2025, selling, general and administrative expenses increased $2.1 million, or 11.0% compared to the first nine months of 2024.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals. The following is a summary of our net store growth and renewal activity for the first nine months ended September 27, 2025:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/28/2024	OPENED	CLOSED	9/27/2025	RENEWAL	RENEWALS	% RENEWED
Plato’s Closet	515	15	(4)	526	29	29	100%
Once Upon A Child	430	13	(4)	439	35	35	100%
Play It Again Sports	302	13	(6)	309	15	14	93%
Style Encore	69	1	(2)	68	8	8	100%
Music Go Round	34	2	(1)	35	3	3	100%
Total Franchised Stores	1,350	44	(17)	1,377	90	89	99%

Renewal activity is a key focus area for management. Our franchisees sign 10-year agreements with us. The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties. During the first nine months of 2025, we renewed 89 of the 90 franchise agreements available for renewal.

Our ability to grow our operating income is dependent on our ability to: (i) effectively support our franchise partners so that they produce higher revenues, (ii) open new franchises, and (iii) control our selling, general and administrative expenses.

In May 2021, we made the decision to no longer solicit new leasing customers and pursue an orderly run-off of our middle-market leasing portfolio. Leasing income net of leasing expense for the first nine months of 2025 was $2.4 million compared to $1.6 million in the first nine months of 2024. $2.2 million of the $2.4 million of leasing income for the first nine months of 2025 was related to the settlement of outstanding customer litigation. The run-off of our leasing portfolio is now substantially complete and we anticipate that we will have no leasing income to recognize after the fourth quarter of 2025.

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Revenue:
Royalties	92.4%	90.7%	88.3%	88.4%
Leasing income	0.2	1.5	3.7	2.7
Merchandise sales	3.1	3.3	3.7	4.4
Franchise fees	1.8	2.1	1.7	1.9
Other	2.5	2.4	2.6	2.6
Total revenue	100.0	100.0	100.0	100.0

Cost of merchandise sold	(2.9)	(3.1)	(3.6)	(4.2)
Leasing expense	—	—	—	(0.1)
Provision for credit losses	—	—	—	—
Selling, general and administrative expenses	(31.2)	(27.5)	(32.4)	(30.6)
Income from operations	65.9	69.4	64.0	65.1
Interest expense	(2.7)	(3.3)	(2.8)	(3.6)
Interest and other income	1.4	1.8	1.1	1.4
Income before income taxes	64.6	67.9	62.3	62.9
Provision for income taxes	(15.4)	(16.2)	(13.5)	(13.7)
Net income	49.2%	51.7%	48.8%	49.2%

Comparison of Three Months Ended September 27, 2025 to Three Months Ended September 28, 2024

Revenue

Revenues for the quarter ended September 27, 2025 totaled $22.6 million compared to $21.5 million for the comparable period in 2024.

Royalties and Franchise Fees

Royalties increased to $20.9 million for the third quarter of 2025 from $19.5 million for the third quarter of 2024, a 7.2% increase. The increase is primarily from higher franchise retail sales and from having additional franchise stores in the third quarter of 2025 compared to the same period in 2024.

Franchise fees of $0.4 million for the third quarter of 2025 were comparable to $0.5 million for the third quarter of 2024.

Leasing Income

Leasing income decreased to $46,600 for the third quarter of 2025 compared to $316,200 for the same period in 2024. The decrease is due to our nearing completion of the portfolio runoff.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales of $0.7 million for the third quarter of 2025 were comparable to $0.7 million in the same period of 2024.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold of $0.7 million for the third quarter of 2025 was comparable to $0.7 million in the same period of 2024. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the third quarter of 2025 and 2024 was 95.6% and 94.3%, respectively.

Selling, General and Administrative

Selling, general and administrative expenses increased 19.0% to $7.0 million in the third quarter of 2025 compared to $5.9 million in the same period of 2024. The increase was primarily due to an increase in compensation related expenses and the timing of advertising production expense.

Interest Expense

Interest expense decreased to $0.6 million for the third quarter of 2025 compared to $0.7 million for the third quarter of 2024. The decrease is primarily due to lower average borrowing when compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 23.8% and 23.9% for the third quarter of 2025 and 2024, respectively.

Comparison of Nine Months Ended September 27, 2025 to Nine Months Ended September 28, 2024

Revenue

Revenues for the first nine months of 2025 totaled $65.0 million compared to $61.7 million for the comparable period in 2024.

Royalties and Franchise Fees

Royalties increased to $57.3 million for the first nine months of 2025 from $54.6 million for the first nine months of 2024, a 5.1% increase. The increase is primarily from higher franchise retail sales and from having additional franchise stores in the first nine months of 2025 compared to the same period in 2024.

Franchise fees of $1.1 million for the first nine months of 2025 were comparable to $1.2 million for the first nine months of 2024.

Leasing Income

Leasing income increased to $2.4 million for the first nine months of 2025 compared to $1.7 million for the same period in 2024. The increase is primarily due to the settlement of outstanding customer litigation when compared to the same period last year.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales decreased to $2.4 million for the first nine months of 2025 compared to $2.7 million in the same period of 2024. The decrease is primarily due to a decrease in technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold decreased to $2.3 million for the first nine months of 2025 compared to $2.6 million in the same period of 2024. The decrease is due to a decrease in Direct Franchise Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first nine months of 2025 and 2024 was 95.1% and 93.6%, respectively.

Selling, General and Administrative

Selling, general and administrative expenses increased 11.0% to $21.1 million in the first nine months of 2025 compared to $19.0 million in the same period of 2024. The increase was primarily due to an increase in compensation related expenses and a non-recurring expense related to third party software licenses for franchisees.

Interest Expense

Interest expense was $1.8 million for the first nine months of 2025 compared to $2.2 million for the first nine months of 2024. The decrease is primarily due to lower average borrowings when compared to the same period last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 21.7% and 21.8% for the first nine months of 2025 and 2024, respectively.

Segment Comparison of Three Months Ended September 27, 2025 to Three Months Ended September 28, 2024

Franchising Segment Operating Income

The franchising segment’s operating income for the third quarter of 2025 increased to $14.9 million from $14.8 million for the third quarter of 2024. The increase in segment contribution was due to increased royalty revenues, partially offset by an increase in selling, general, and administrative expenses.

Other Operating Segment Income

The other operating segment income for the third quarter of 2025 decreased to $42,900 from $165,600 for the third quarter of 2024. The decrease in segment contribution was due to a decrease in leasing income.

Segment Comparison of Nine Months Ended September 27, 2025 to Nine Months Ended September 28, 2024

Franchising Segment Income

The franchising segment operating income for the first nine months of 2025 increased to $39.3 million from $38.8 million for the first nine months of 2024. The increase in segment contribution was due to increased royalty revenues, partially offset by an increase in selling, general and administrative expenses.

Other Operating Segment Income

The other operating segment income for the first nine months of 2025 increased to $2.3 million from $1.3 million for the first nine months of 2024. The increase in segment contribution was due to the settlement of outstanding customer litigation in the Company’s equipment leasing business.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flows from operations and borrowings. The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and amortization and compensation expense related to stock options.

We ended the third quarter of 2025 with $39.9 million in cash, cash equivalents and restricted cash compared to $37.3 million in cash, cash equivalents and restricted cash at the end of the third quarter of 2024.

Operating activities provided $36.4 million of cash during the first nine months of 2025, compared to $33.7 million provided during the same period last year. The increase in cash provided by operating activities during the first nine months of 2025 compared to 2024 was primarily due to an increase in net income and a decrease in non-cash working capital.

Investing activities used $0.2 million of cash during the first nine months of 2025, compared to $0.2 million used during the same period last year. The 2025 activities consisted of the purchase of property and equipment.

Financing activities used $8.7 million of cash during the first nine months of 2025. Our most significant financing activities during the first nine months of 2025 consisted of $10.0 million for the payment of dividends and $2.4 million to repurchase 7,944 shares of our common stock; partially offset by $3.8 million of proceeds from exercise of stock options. (See Note 8 — “Shareholders’ Equity (Deficit).”

Our debt facilities include a Line of Credit with CIBC Bank USA and a Note Agreement with Prudential. These facilities have been and will continue to be used for general corporate purposes, are secured by a lien against substantially all of our assets, contain customary financial conditions and covenants, and require maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the agreements governing the facilities). As of September 27, 2025, we were in compliance with all of the financial covenants under the Line of Credit and the Note Agreement.

The Line of Credit provides for up to $20.0 million in revolving loans and $30.0 million in delayed draw term loans. As of September 27, 2025, we had no revolving loans outstanding, and had delayed draw term loan borrowings totaling $30.0 million that mature in 2029.

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At September 27, 2025, the Company’s Line of Credit with CIBC Bank USA included a commitment for revolving loans of $20.0 million. The interest rates applicable to revolving loans are based on either the bank’s base rate or SOFR for short-term borrowings (twelve months or less). The Company had no revolving loans outstanding at September 27, 2025 under this Line of Credit. The Company had no interest rate derivatives in place at September 27, 2025. The Company’s fixed rate debt exposes the company to changes in the market interest rate only to the extent that the Company may need to refinance maturing debt with new debt at a higher rate.

None of the Company’s cash and cash equivalents at September 27, 2025 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the nine months ended September 27, 2025. During fiscal 2024, approximately 9% of the Company’s total revenues and a de minimis amount of expenses were denominated in a foreign currency. Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $730,000. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company’s common stock repurchases during the third quarter of 2025.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

June 29, 2025 to August 2, 2025	—	$—	—	70,656
August 3, 2025 to August 30, 2025	—	$—	—	70,656
August 31, 2025 to September 27, 2025	—	$—	—	70,656
(1)	The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date. The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and as of September 27, 2025 was limited to 5,400,000 shares, of which 70,656 may still be repurchased.

ITEM 3: Defaults Upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

During the nine months ended September 27, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended September 27, 2025, formatted in Inline XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Shareholders’ Equity (Deficit), (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended September 27, 2025, formatted in Inline XBRL (contained in Exhibit 101).

*Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINMARK CORPORATION

Date: October 15, 2025	By:	/s/ Brett D. Heffes
Brett D. Heffes Chair of the Board and Chief Executive Officer (principal executive officer)

Date: October 15, 2025	By:	/s/ Anthony D. Ishaug
		Anthony D. Ishaug Executive Vice President Chief Financial Officer and Treasurer (principal financial and accounting officer)