Form 10-K
period 2025-12-27
WINMARK CORP
filed 2026-02-25
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2025, or

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $888,324,416.

Shares of no par value Common Stock outstanding as of February 23, 2026: 3,571,861 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 22, 2026 have been incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

WINMARK CORPORATION AND SUBSIDIARIES

FORWARD LOOKING STATEMENTS OR INFORMATION

The statements contained in this Form 10-K Item 1 “Business”, Item 1A “Risk Factors”, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Item 8 “Financial Statements and Supplemental Data” that are not strictly historical fact, including without limitation, the Company’s statements relating to growth opportunities, its ability to open new franchises, its ability to manage costs in the future, the number of franchises it believes will open, its future cash requirements, its future effective tax rate and its belief that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, as well as its disclosures regarding market rate risk, and other statements in which we use words or phrases such as “will,” “may,” “should,” “could,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “intends,” and similar words are all forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act. Such statements are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements. Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions including, but not limited to, the risk factors discussed in Section 1A of this report. You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to revise or update publicly any forward-looking statement for any reason.

PART I

ITEM 1:     BUSINESS

Background

Winmark – the Resale Company® (Winmark Corporation, Winmark or the Company), is a nationally recognized franchisor focused on sustainability and small business formation. We champion and guide entrepreneurs interested in operating one of our award winning resale franchises: Plato’s Closet®, Once Upon A Child®, Play It Again Sports®, Style Encore® and Music Go Round®. At December 27, 2025, there were 1,378 franchises in operation in the United States and Canada and over 2,800 available territories. Our mission is to provide Resale for Everyone®.

Each of our resale brands emphasizes consumer value by offering high-quality used merchandise at substantial savings from the price of new merchandise and by purchasing customers’ used goods that have been outgrown or are no longer used. Our concepts also offer a limited amount of new merchandise to customers. For over 35 years, we have offered a sustainable solution for consumers to recycle their gently used clothing, toys, sporting goods and musical instruments. We estimate that, since 2010, stores in our resale brands have extended the lives of over 2.1 billion items. We continue to enhance our franchise model and provide our franchisees with the technology, tools and training to profitably expand their operations and evolve towards being a multi-channel retailer.

Our significant assets are located within the United States, and we generate the majority of revenues from United States operations. Revenues from Canadian franchisees in 2025, 2024 and 2023 were approximately $7.8 million, $7.3 million and $6.8 million, respectively. For additional financial information, please see Item 8 — Financial Statements and Supplementary Data. We were incorporated in Minnesota in 1988.

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

	System-Wide Sales
	(in millions)
	2023	2024	2025
Plato’s Closet	$647.6	$653.0	$675.5
Once Upon A Child	504.8	517.9	543.4
Play It Again Sports	328.2	331.9	350.0
Style Encore	59.2	59.1	61.7
Music Go Round	49.2	48.3	51.4
	$1,589.0	$1,610.2	$1,682.0

We have developed an e-commerce platform that allows franchisees of our Music Go Round, Play It Again Sports and Style Encore brands to market and sell in-store product inventory online. Consumers that visit musicgoround.com, playitagainsports.com or style-encore.com can find all product listed by participating stores in one convenient location. Product listings are available for in-store pickup or for shipment. Our e-commerce platform assists our franchisees in marketing, increasing brand awareness, and driving consumers to local stores, which provides further opportunities for our stores to purchase product from consumers. Additionally, our franchisees use other vehicles to drive non-store sales including social media platforms (Facebook and Instagram) as well as third-party e-commerce platforms (Shopify) and marketplaces (eBay and Reverb).

The following table presents the royalties and franchise fees contributed by each of our brands for the past three years and the corresponding percentage of consolidated revenues for each such year:

	Total Royalties and Franchise Fees
	(in millions)			% of Consolidated Revenue
	2023	2024	2025	2023	2024	2025
Plato’s Closet	$30.2	$30.8	$32.2	36.3%	37.9%	37.4%
Once Upon A Child	23.1	24.2	25.9	27.7	29.8	30.1
Play It Again Sports	13.8	14.1	14.9	16.6	17.3	17.3
Style Encore	3.1	3.1	3.2	3.8	3.9	3.7
Music Go Round	1.5	1.5	1.7	1.8	1.9	2.0
	$71.7	$73.7	$77.9	86.2%	90.7%	90.5%

The following table presents a summary of our net store growth and renewal activity for the fiscal year ended December 27, 2025:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/28/2024	OPENED	CLOSED	12/27/2025	RENEWAL	RENEWALS	% RENEWED
Plato’s Closet	515	18	(7)	526	42	41	98%
Once Upon A Child	430	17	(6)	441	44	44	100%
Play It Again Sports	302	15	(8)	309	18	17	94%
Style Encore	69	2	(4)	67	8	8	100%
Music Go Round	34	3	(2)	35	4	4	100%
Total Franchised Stores	1,350	55	(27)	1,378	116	114	98%

(1)	All stores are owned and operated by franchisees. Winmark does not own or operate any corporate stores.

Of the 1,378 total franchised stores as of December 27, 2025, 165 were located in Canada.

Sustainability

As a leader in the circular economy, we have been at the forefront of the sustainability movement for over 35 years. Our brands offer customers a better way to keep their clothes, sporting goods and music equipment out of landfills and in use for a fuller, longer product lifespan. In 2025 alone, stores across our five brands extended the lives of over 195 million items of clothing, toys, books, musical instruments and sports equipment. Our high-quality franchised stores give consumers an easier way to buy and sell used goods within their local communities without placing demands on wasteful production. In turn, this means less water and energy consumption, giving consumers a way to help cut down on pollution and greenhouse gas emissions.

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

Offering Value-Oriented Merchandise

Our brands provide value to consumers by purchasing and reselling gently used merchandise that consumers have outgrown or no longer use at substantial savings from the price of new merchandise. By offering a combination of high-quality used and value-priced new merchandise, we benefit from consumer demand for value-oriented retailing. In addition, we believe that among national retail operations our brands provide a unique source of value to consumers by purchasing used merchandise. We also believe that the strategy of buying used merchandise increases consumer awareness of our retail brands.

Franchisee Qualification

We seek to attract prospective franchisees with experience in management and operations and an interest in being the owner and operator of their own business. We seek franchisees who:

●	have a sufficient net worth;
●	have prior business experience; and
●	intend to be integrally involved with the management of the business.

At December 27, 2025, we had 82 signed franchise agreements, of which the majority are expected to open in 2026.

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

Our typical Once Upon A Child franchised store purchases approximately 30% of its new product from Wild Side Accessories, Melissa & Doug and Nuby. The loss of any of the above vendors would change the vendor mix, but not significantly change our products offered.

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

Each franchisee must execute our franchise agreement and pay an initial franchise fee. At December 27, 2025, the franchise fee for all brands was $25,000 for an initial store in the U.S. and $36,000CAD for an initial store in Canada. Once a franchisee opens its initial store, it can open additional stores, in any brand, by paying a $15,000 franchise fee for a store in the U.S. and $21,600CAD for a store in Canada, provided an acceptable territory is available and the franchisee meets the brand’s additional store standards. The franchise fee for our initial store and additional store in Canada is based upon the exchange rate applied to the United States franchise fee on the last business day of the preceding fiscal year. The franchise fee in March 2026 for an initial store in Canada will be $34,200CAD, and an additional store in Canada will be $20,500CAD. Typically, the franchisee’s initial store is open for business approximately 10 to 14 months from the date the franchise agreement is signed. The franchise agreement has an initial term of 10 years, with subsequent 10-year renewal periods, and grants the franchisee an exclusive geographic area, which will vary in size depending upon population, demographics and other factors. Under current franchise agreements, franchisees of the respective brands are required to pay us weekly continuing fees (royalties) equal to the percentage of gross sales outlined in their Franchise Agreements, generally ranging from 4% to 5% for all of our brands.

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

Our Plato’s Closet franchise stores primarily compete with specialty apparel stores such as American Eagle, Gap, Abercrombie & Fitch, Old Navy, and Hollister. We compete with other franchisors in the teenage resale clothing retail market. We also compete with Target and Walmart.

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

Our Style Encore franchise stores compete with a wide range of women’s (and to a lesser extent, men’s) apparel stores. We also compete with other franchisors in the women’s resale clothing retail market.

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

We also face competition in connection with the sale of franchises. Our prospective franchisees frequently evaluate other franchise opportunities before purchasing a franchise from us. We compete with other franchise companies for franchisees based on the following factors, among others: amount of initial investment, franchise fee, royalty rate, profitability, franchisor services and industry. We believe that our franchise brands are competitive with other franchises based on the fees we charge, our franchise support services and the performance of our existing franchisees.

Equipment Leasing Operations

Historically, leasing operations consisted of a middle-market leasing business through Winmark Capital Corporation, which is a wholly-owned subsidiary. Our middle-market leasing business began operations in 2004. In May 2021, we made the decision to no longer solicit new leasing customers and pursue an orderly run-off of this leasing portfolio. As of December 27, 2025, the run-off of the portfolio was completed and we no longer had any leasing customers or leased assets. For additional information on our leasing business, please see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

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

Seasonality

Our Plato’s Closet and Once Upon A Child brands have experienced higher than average sales volumes during the spring months and during the back-to-school season. Our Play It Again Sports brand has experienced higher than average sales volumes during the winter season. Overall, the different seasonal trends of our brands partially offset each other and do not result in significant seasonality trends on a Company-wide basis.

Human Capital Resources

Human capital resources are an integral and essential component of our business.  As of December 27, 2025, we employed 87 employees. None of these employees are covered by a collective bargaining agreement. Our franchisees are independent business owners, therefore, they and their employees are not included in our employee count and are not employees of Winmark Corporation.

Our employees are our most valuable resource. We recognize that employee development is a critical element of maintaining an engaged and inclusive work environment. Investing in our employees supports employee retention, morale and enhances the quality of work. We provide learning and mentorship opportunities, leadership succession planning and encourage promoting from within to further strengthen our commitment to each employee. Our compensation programs are designed to support not only the financial, but the physical and mental well-being of our employees.  In addition to our competitive salaries, our programs include, among other things, robust health and welfare benefits, a 401(k) plan with matching contribution, profit-sharing, generous paid leave policies, and an employee assistance program. We have in the past and will continue to place a strong emphasis on our employee’s welfare, health, and safety.

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

ITEM 1A:    RISK FACTORS

We are dependent on franchise renewals.

Each of our franchise agreements is 10 years long. At the end of the term of each franchise agreement, each franchisee may, if certain conditions are met, “renew” the franchise relationship by signing a new 10-year franchise agreement. As of December 27, 2025 each of our five brands have the following number of franchise agreements that will expire over the next three years:

	2026	2027	2028
Plato’s Closet	40	36	34
Once Upon A Child	48	37	31
Play It Again Sports	13	18	15
Music Go Round	4	5	6
Style Encore	5	7	6
	110	103	92

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

Our franchisees’ reliance on a required point-of-sale system, including our efforts to modernize that system, could disrupt franchisee operations and adversely affect our business.

Our franchise system depends on the continued availability, reliability, and performance of the point-of-sale (“POS”) system and related in-store technology that our franchisees are required to use. The POS system supports core store-level operations and provides information used in the administration of our franchise system. As a result, disruptions or performance issues affecting this system could adversely impact franchisee operations.

We are pursuing a strategic initiative to modernize our POS platform to address legacy constraints and improve the franchisee and in-store experience. The replacement or significant modification of a mission-critical POS system is complex and involves operational and execution risk. If we do not successfully design, implement, test, integrate, or deploy enhancements or a new POS system in a manner that minimizes disruption, franchisee operations could be adversely affected.

Implementation challenges could result in system instability, workflow interruptions, data or reporting inconsistencies, or other operational disruptions during development, rollout, or post-deployment stabilization. In addition, our POS environment relies on third-party vendors and internal support resources, and delays or failures by these parties could extend disruption or delay stabilization.

Disruptions associated with our required POS system, including those arising from a failed or poorly executed modernization effort, could strain franchisee relationships, negatively affect the customer experience at franchised stores, harm the reputation of our brands, and adversely affect our financial results.

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

We are subject to restrictions in our line of credit/term loan and note facilities. Additionally, we are subject to counter-party risk in our line of credit facility.

The terms of our line of credit/term loan and note facilities impose certain operating and financial restrictions on us and require us to meet certain financial tests including tests related to minimum levels of debt service coverage and maximum levels of leverage. As of December 27, 2025, we were in compliance with all of our financial covenants under these facilities; however, failure to comply with these covenants in the future may result in default under one or both of these sources of capital and could result in acceleration of the related indebtedness. Any such acceleration of indebtedness would have an adverse impact on our business activities and financial condition.

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

We have implemented security systems with the intent of maintaining the physical security of our facilities and protecting our employees, franchisees, customers’, clients’ and suppliers’ confidential information and information related to identifiable individuals against unauthorized access through our information systems or by other electronic transmission or through the misdirection, theft or loss of physical media. These include, for example, the appropriate encryption of information. Despite such efforts, we are subject to potential breach of security systems which may result in unauthorized access to our facilities or the information we are trying to protect. Because the techniques used to obtain unauthorized access are constantly changing and becoming increasingly more sophisticated and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement sufficient preventative measures. If unauthorized parties gain physical access to one of our facilities or electronic access to our information systems or such information is misdirected, lost or stolen during transmission or transport, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers and clients that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our business.

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

Our cybersecurity processes have been integrated into our overall risk management processes, and we engage assistance from third-parties as we deem necessary or appropriate. We believe that we have processes in place to oversee and identify risks from cybersecurity threats associated with our use of third-party services providers to our business. See Item 1A: Risk Factors for further discussion regarding data security risks.

Our Information Technology team, under the direction of the Chief Financial Officer and Vice President of Technology, with the assistance of industry-leading third-parties with over 20 years of expertise, are tasked with monitoring cybersecurity and operational risks related to information security and system disruption. They have many years of experience in various technology-related functions including security, auditing, compliance and systems. Our Executive Leadership team is briefed regularly on information security, including discussion of processes such as those listed above to monitor the prevention, detection, mitigation and remediation of cybersecurity incidents.

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

ITEM 2:     PROPERTIES

We lease 41,016 square feet at our headquarters facility in Minneapolis, Minnesota. We are obligated to pay rent monthly under the lease, and will pay an average of $863,100 annually over the remaining term that expires in 2029. We are also obligated to pay estimated taxes and operating expenses as described in the lease, which change annually. The total rentals, taxes and operating expenses paid may increase if we exercise any of our rights to acquire additional space described in the lease. Our facilities are sufficient to meet our current and immediate future needs.

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

At February 23, 2026, there were approximately 40 shareholders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

September 28, 2025 to November 1, 2025	—	$—	—	70,656
November 2, 2025 to November 29, 2025	—	$—	—	70,656
November 30, 2025 to December 27, 2025	—	$—	—	70,656
(1)	The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date. The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and as of December 27, 2025 was limited to 5,400,000 shares, of which 70,656 may still be repurchased.

The table set forth in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matter” of this Annual Report is also incorporated herein by reference.

Performance Graph

In accordance with the rules of the SEC, the following graph compares the performance of our common stock on the NASDAQ stock market to the NASDAQ US Benchmark TR composite index and to the NASDAQ US Benchmark Retail TR industry index, of which we are a component. The graph compares on an annual basis the cumulative total shareholder return on $100 invested on December 27, 2020 though our fiscal year ended December 27, 2025 and assumes reinvestment of all dividends. The performance graph is not necessarily indicative of future investment performance.

ITEM 6:     [RESERVED]

None.

ITEM 7:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements and should be read in conjunction with those consolidated financial statements. This section of this 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-date comparisons between 2024 and 2023 that are not included in this Form 10-K, can be found in ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

Overview

Winmark – the Resale Company is focused on sustainability and small business formation. As of December 27, 2025, we had 1,378 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands. Our business is not capital intensive and is designed to generate consistent, recurring revenue and strong operating margins.

The financial criteria that management closely tracks to evaluate current business operations and future prospects include royalties and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees. During 2025, our royalties increased $4.2 million or 5.8% compared to 2024.

Management continually monitors the level and timing of selling, general and administrative expenses. The major components of selling, general and administrative expenses include compensation and benefits, marketing & advertising, professional services, and occupancy. During 2025, selling, general and administrative expense increased $3.4 million, or 13.7%, compared to the same period last year.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals. The following is a summary of our net store growth and renewal activity for the fiscal year ended December 27, 2025:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/28/2024	OPENED	CLOSED	12/27/2025	RENEWAL	RENEWALS	% RENEWED
Plato’s Closet	515	18	(7)	526	42	41	98%
Once Upon A Child	430	17	(6)	441	44	44	100%
Play It Again Sports	302	15	(8)	309	18	17	94%
Style Encore	69	2	(4)	67	8	8	100%
Music Go Round	34	3	(2)	35	4	4	100%
Total Franchised Stores(1)	1,350	55	(27)	1,378	116	114	98%

(1)	All stores are owned and operated by franchisees. Winmark does not own or operate any corporate stores.

Renewal activity is a key focus area for management. Our franchisees sign 10-year agreements with us. The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties. In 2025, we renewed 98% of franchise agreements up for renewal. This percentage of renewal has ranged between 98% and 99% during the last three years.

Our ability to grow our operating income is dependent on our ability to: (i) effectively support our franchisees so that they produce higher revenues, (ii) open new franchises, and (iii) control our selling, general and administrative expenses. A detailed description of the risks to our business along with other risk factors can be found in Item 1A “Risk Factors”.

In May 2021, we made the decision to no longer solicit new leasing customers and will pursue an orderly run-off of our leasing portfolio. Leasing income net of leasing expense for the fiscal year of 2025 was $2.6 million compared to $1.8 million in 2024. $2.2 million of the $2.5 million of leasing income for the fiscal year of 2025 was related to the settlement of outstanding customer litigation. As of December 27, 2025, the run-off of the portfolio was completed as we no longer had any leasing customers or leased assets. See Note 3 – “Leasing Operations” for information regarding the lease portfolio.

Results of Operations

The following table sets forth selected information from our Consolidated Statements of Operations expressed as a percentage of total revenue and the percentage change in the dollar amounts from the prior period:

	Fiscal Year Ended		Fiscal 2025
	December 27,	December 28,	over (under)
	2025	2024	2024
Revenue:
Royalties	88.7%	88.8%	5.8%
Leasing income	3.1	2.2	45.3
Merchandise sales	3.8	4.4	(8.8)
Franchise fees	1.8	1.9	(1.3)
Other	2.6	2.7	6.1
Total revenue	100.0	100.0	5.9

Cost of merchandise sold	(3.6)	(4.2)	(8.1)
Selling, general and administrative expenses	(33.0)	(30.7)	13.7
Income from operations	63.4	65.1	3.1
Interest expense	(2.8)	(3.5)	(14.4)
Interest and other income	1.1	1.4	(14.1)
Income before income taxes	61.7	63.0	3.7
Provision for income taxes	(13.3)	(13.9)	0.6
Net income	48.4%	49.1%	4.6%

Revenue

Revenues for the year ended December 27, 2025 totaled $86.1 million compared to $81.3 million in 2024.

Royalties and Franchise Fees

Royalties increased to $76.4 million for 2025 from $72.2 million for the same period in 2024, a 5.8% increase. The increase is primarily from higher franchise retail sales and from having additional franchise stores in 2025 compared to 2024.

Franchise fees of $1.5 million for 2025 were comparable to $1.5 million for 2024. Franchise fees include initial franchise fees from the sale of new franchises and transfer fees related to the transfer of existing franchises. Franchise fee revenue is recognized over the estimated life of the franchise, beginning when the franchise opens. An overview of retail brand franchise fees is presented in the Operations subsection of the Business section (Item 1).

Leasing Income

Leasing income increased to $2.6 million in 2025 compared to $1.8 million for the same period in 2024. The increase is primarily due to the settlement of outstanding customer litigation when compared to the same period last year.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales decreased to $3.3 million in 2025 from $3.6 million in 2024. The decrease is due to a decrease in technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold decreased to $3.1 million in 2025 from $3.4 million in 2024. The decrease was due to a decrease in Direct Franchisee Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for 2025 and 2024 was 94.6% and 93.8%, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 13.7% to $28.4 million in 2025 from $24.9 million in 2024. The increase was primarily due to an increase in compensation related expenses and a non-recurring expense related to third-party software licenses for franchisees.

Interest Expense

Interest expense was $2.4 million in 2025 compared to $2.9 million in 2024. The decrease is primarily due to lower average corporate borrowings when compared to last year.

Income Taxes

The provision for income taxes was calculated at an effective rate of 21.6% and 22.0% for 2025 and 2024, respectively. The decrease is primarily due to higher tax benefits on the exercise of non-qualified stock options.

Segment Comparison of Fiscal Years 2025 and 2024

As of December 27, 2025, we have one reportable operating segment, franchising, and one non-reportable operating segment. The franchising segment franchises value-oriented retail store concepts that buy, sell and trade merchandise. The non-reportable operating segment includes our equipment leasing business. Segment reporting is intended to give financial statement users a better view of how we manage and evaluate our businesses. Our internal management reporting is the basis for the information disclosed for our operating segments. The following tables summarize financial information by segment and provide a reconciliation of segment contribution to income from operations:

	Year Ended
	December 27, 2025	December 28, 2024
Revenue:
Franchising	$83,423,900	$79,477,300
Other	2,631,800	1,811,800
Total revenue	$86,055,700	$81,289,100

Reconciliation to income from operations:
Franchising segment contribution	$52,057,400	$51,593,300
Other operating segment contribution	2,536,500	1,337,300
Total income from operations	$54,593,900	$52,930,600

Revenues are all generated from United States operations other than franchising revenue from Canadian operations of $7.8 million and $7.3 million in each of fiscal 2025 and 2024, respectively.

Franchising Segment Operating Income

The franchising segment’s 2025 operating income increased by $0.5 million, or 0.9%, to $52.1 million from $51.6 million for 2024. The increase in segment contribution was primarily due to increased royalty revenues, partially offset by an increase in selling, general, and administrative expenses.

Other Segment Operating Income

The other segment operating income for 2025 increased by $1.2 million, or 89.7%, to $2.5 million from $1.3 million for 2024. The increase in segment contribution was due to the settlement of outstanding customer litigation in the Company’s equipment leasing business.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings. The components of the Consolidated Statements of Operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and amortization and compensation expense related to stock options.

We ended 2025 with $10.5 million in cash, cash equivalents and restricted cash compared to $12.3 million in cash, cash equivalents and restricted cash at the end of 2024.

Operating activities provided $44.9 million of cash during 2025 compared to $42.2 million provided during 2024. The increase in cash provided by operating activities in 2025 was due to an increase in net income and a decrease in non-cash working capital.

Investing activities used $0.2 million of cash during 2025 compared to $0.2 million used during 2024.

Financing activities used $46.6 million of cash during 2025 compared to $43.0 million used during 2024. During 2025, we paid $49.1 million in cash dividends (including a $10.00 per share special cash dividend), and paid $2.4 million to repurchase 7,944 shares of our common stock; partially offset by $5.0 million of proceeds from the exercise of stock options. (See Note 6 — “Shareholders’ Equity (Deficit)”.

We have debt obligations and future operating lease commitments for our corporate headquarters. As of December 27, 2025, we had no other material outstanding commitments. (See Note 12 — “Commitments and Contingencies”). The following table summarizes our significant future contractual obligations at December 27, 2025:

	Payments due by period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Contractual Obligations
Line of Credit/Term loan(1)(3)	$34,581,900	$1,395,500	$2,791,000	$30,395,400	$—
Notes Payable(2)(3)	32,623,500	954,000	31,669,500	—	—
Operating Lease Obligations	3,452,600	828,200	1,725,700	898,700	—
Total Contractual Obligations	$70,658,000	$3,177,700	$36,186,200	$31,294,100	$—
(1)	Includes interest payable monthly at rates ranging from 4.60% to 4.75%.
(2)	Includes interest payable quarterly at 3.18%.
(3)	Refer to Part II, Item 8 in this report under Note 7 — “Debt” for additional information regarding long-term debt.

Our debt facilities include a Line of Credit with CIBC Bank USA and a Note Agreement with Prudential. These facilities have been and will continue to be used for general corporate purposes, are secured by a lien against substantially all of our assets, contain customary financial conditions and covenants, and require maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the agreements governing the facilities). As of December 27, 2025, we were in compliance with all of the financial covenants under the Line of Credit and the Note Agreement.

The Line of Credit provides for up to $20.0 million in revolving loans and $30.0 million in delayed draw term loans. As of December 27, 2025, we had no revolving loans outstanding, and had delayed draw term loan borrowings totaling $30.0 million that mature in 2029.

See Part II, Item 8, Note 7 – “Debt” for more information regarding the Line of Credit and Note Agreement.

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

As of the date of this report we believe that the combination of our cash on hand, the cash generated from our business and our Line of Credit and will be adequate to fund our planned operations through 2026.

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

Revenue Recognition — Royalty Revenue and Franchise Fees

The Company collects royalties from each retail franchise based on a percentage of retail store gross sales. The Company recognizes royalties as revenue when earned. At the end of each accounting period, royalty amounts due are based on franchisee sales information. As of December 27, 2025, the Company’s royalty receivable was $1,279,600.

The Company collects initial franchise fees when franchise agreements are signed and recognizes the initial franchise fees as revenue over the estimated life of the franchise, beginning when the franchise is opened. Franchise fees collected from franchisees but not yet recognized as income are recorded as deferred revenue in the liability section of the consolidated balance sheet. As of December 27, 2025, deferred franchise fee revenue was $7,929,600.

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies — Recently Issued Accounting Pronouncements and Recently Adopted Accounting Pronouncements”.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incurs financial markets risk in the form of interest rate risk. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At December 27, 2025, the Company’s line of credit with CIBC Bank USA included a commitment for revolving loans of $20.0 million. The interest rates applicable to revolving loans are based on either the bank’s base rate or SOFR for short-term borrowings (twelve months or less). The Company had no revolving loans outstanding at December 27, 2025 under this line of credit. The Company’s earnings would be affected by changes in short-term interest rates only in the event that it were to borrow amounts under this facility. With the Company’s borrowings at December 27, 2025, a one percent increase in short-term rates would have no impact on annual pretax earnings. The Company had no interest rate derivatives in place at December 27, 2025.

None of the Company’s cash and cash equivalents at December 27, 2025 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the year ended December 27, 2025, as approximately 9.1% of the Company’s total revenues and a de minimis amount of expenses were denominated in a foreign currency. Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $782,700. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Winmark Corporation and Subsidiaries

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 27, 2025	December 28, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$10,295,700	$12,189,800
Restricted cash	165,000	140,000
Receivables, less allowance for credit losses of $500 and $500	1,483,500	1,336,400
Income tax receivable	463,600	96,400
Inventories	362,500	397,600
Prepaid expenses	1,325,700	1,205,400
Total current assets	14,096,000	15,365,600
Property and equipment:
Furniture and equipment	2,837,600	2,679,400
Building and building improvements	2,984,100	2,952,100
Less - accumulated depreciation and amortization	(4,602,700)	(4,212,100)
Property and equipment, net	1,219,000	1,419,400
Operating lease right of use asset	1,761,500	2,108,700
Intangible assets, net	2,286,300	2,640,300
Goodwill	607,500	607,500
Other assets	506,400	491,200
Deferred income taxes	4,407,400	4,211,800
	$24,884,100	$26,844,500

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,673,900	$1,562,000
Accrued liabilities	2,324,800	1,866,200
Deferred revenue	1,667,300	1,659,700
Total current liabilities	5,666,000	5,087,900
Long-term Liabilities:
Line of credit/Term loan	30,000,000	30,000,000
Notes payable, net of unamortized debt issuance costs of $39,000 and $57,200	29,961,000	29,942,800
Deferred revenue	8,350,100	8,027,600
Operating lease liabilities	2,414,200	3,092,800
Other liabilities	2,175,200	1,739,500
Total long-term liabilities	72,900,500	72,802,700
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,571,861 and 3,539,744 shares issued and outstanding	19,612,800	14,790,500
Retained earnings (accumulated deficit)	(73,295,200)	(65,836,600)
Total shareholders' equity (deficit)	(53,682,400)	(51,046,100)
	$24,884,100	$26,844,500

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Revenue:
Royalties	$76,352,800	$72,198,500	$70,230,700
Leasing income	2,631,800	1,811,800	4,766,200
Merchandise sales	3,282,800	3,601,300	4,761,100
Franchise fees	1,525,800	1,545,600	1,512,000
Other	2,262,500	2,131,900	1,973,500
Total revenue	86,055,700	81,289,100	83,243,500
Cost of merchandise sold	3,104,400	3,379,200	4,461,500
Leasing expense	—	36,600	398,300
Provision for credit losses	—	(1,500)	(5,600)
Selling, general and administrative expenses	28,357,400	24,944,200	25,108,700
Income from operations	54,593,900	52,930,600	53,280,600
Interest expense	(2,446,800)	(2,856,900)	(3,091,000)
Interest and other income	988,500	1,150,300	1,171,700
Income before income taxes	53,135,600	51,224,000	51,361,300
Provision for income taxes	(11,481,500)	(11,269,800)	(11,183,200)
Net income	$41,654,100	$39,954,200	$40,178,100
Earnings per share - basic	$11.73	$11.36	$11.55
Earnings per share - diluted	$11.30	$10.89	$11.04
Weighted average shares outstanding - basic	3,549,753	3,516,122	3,479,936
Weighted average shares outstanding - diluted	3,685,457	3,667,479	3,640,524

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

Fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 31, 2022	3,459,673	$1,806,700	$(63,438,800)	$(61,632,100)
Repurchase of common stock	—	—	—	—
Stock options exercised	37,304	4,009,700	—	4,009,700
Compensation expense relating to stock options	—	1,952,400	—	1,952,400
Cash dividends	—	—	(43,664,200)	(43,664,200)
Comprehensive income (Net income)	—	—	40,178,100	40,178,100
BALANCE, December 30, 2023	3,496,977	7,768,800	(66,924,900)	(59,156,100)
Repurchase of common stock	—	—	—	—
Stock options exercised	42,767	5,033,700	—	5,033,700
Compensation expense relating to stock options	—	1,988,000	—	1,988,000
Cash dividends	—	—	(38,865,900)	(38,865,900)
Comprehensive income (Net income)	—	—	39,954,200	39,954,200
BALANCE, December 28, 2024	3,539,744	14,790,500	(65,836,600)	(51,046,100)
Repurchase of common stock	(7,944)	(2,418,700)	—	(2,418,700)
Stock options exercised	40,061	4,957,800	—	4,957,800
Compensation expense relating to stock options	—	2,283,200	—	2,283,200
Cash dividends	—	—	(49,112,700)	(49,112,700)
Comprehensive income (Net income)	—	—	41,654,100	41,654,100
BALANCE, December 27, 2025	3,571,861	$19,612,800	$(73,295,200)	$(53,682,400)

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
OPERATING ACTIVITIES:
Net income	$41,654,100	$39,954,200	$40,178,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	392,700	445,300	418,700
Amortization of intangible assets	354,000	354,000	354,000
Provision for credit losses	—	(1,500)	(5,600)
Compensation expense related to stock options	2,283,200	1,988,000	1,952,400
Deferred income taxes	(195,600)	(159,400)	(512,000)
Operating lease right of use asset amortization	347,300	317,100	290,100
Tax benefits on exercised stock options	1,619,000	1,307,700	1,138,500
Change in operating assets and liabilities:
Receivables	(147,100)	138,900	(36,700)
Principal collections on lease receivables	—	104,700	556,000
Income tax receivable/payable	(1,986,200)	(1,372,800)	(611,200)
Inventories	35,100	(11,500)	384,500
Prepaid expenses	(120,300)	186,700	(81,700)
Other assets	(15,200)	(19,900)	(41,600)
Accounts payable	111,800	(157,400)	(402,600)
Accrued and other liabilities	233,900	(1,251,900)	(16,900)
Rents received in advance and security deposits	—	(28,000)	(275,200)
Deferred revenue	330,100	363,700	705,500
Net cash provided by operating activities	44,896,800	42,157,900	43,994,300
INVESTING ACTIVITIES:
Purchase of property and equipment	(192,300)	(194,900)	(383,900)
Net cash used for investing activities	(192,300)	(194,900)	(383,900)
FINANCING ACTIVITIES:
Payments on notes payable	—	(9,187,500)	(4,250,000)
Repurchases of common stock	(2,418,700)	—	—
Proceeds from exercises of stock options	4,957,800	5,033,700	4,009,700
Dividends paid	(49,112,700)	(38,865,900)	(43,664,200)
Net cash used for financing activities	(46,573,600)	(43,019,700)	(43,904,500)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,869,100)	(1,056,700)	(294,100)
Cash, cash equivalents and restricted cash, beginning of period	12,329,800	13,386,500	13,680,600
Cash, cash equivalents and restricted cash, end of period	$10,460,700	$12,329,800	$13,386,500
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,415,700	$2,851,000	$3,049,400
Cash paid for income taxes	$11,814,700	$11,168,700	$10,874,300

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the same amounts shown above:
	Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Cash and cash equivalents	$10,295,700	$12,189,800	$13,361,500
Restricted cash	165,000	140,000	25,000
Total cash, cash equivalents and restricted cash	$10,460,700	$12,329,800	$13,386,500

The accompanying notes are an integral part of these consolidated financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2025, December 28, 2024 and December 30, 2023

1.     Organization and Business:

Winmark Corporation and subsidiaries (the Company) offers licenses to operate franchises using the service marks Plato’s Closet®, Once Upon A Child®, Play It Again Sports®, Style Encore® and Music Go Round®. In addition, the Company sells point-of-sale system hardware to its franchisees and certain merchandise to its Play It Again Sports franchisees. The Company also operates a middle-market equipment leasing business under the Winmark Capital® mark. The Company has a 52/53-week fiscal year that ends on the last Saturday in December. Fiscal year 2025, 2024 and 2023 were 52-week fiscal years.

2.     Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Winmark Capital Corporation, Wirth Business Credit, Inc. and Grow Biz Games, Inc. All material inter-company transactions have been eliminated in consolidation.

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. Cash equivalents are stated at cost, which approximates fair value. As of December 27, 2025 and December 28, 2024, the Company had $191,500 and $73,800, respectively, of cash located in Canadian banks. The Company holds its cash and cash equivalents with financial institutions and at times, such balances may be in excess of insurance limits.

Receivables

The beginning balance at December 31, 2023 for accounts receivable arising from contracts with customers was $1,475,300 with ending balances included in “Receivables, net” in the Consolidated Balance Sheets.

The Company provides an allowance for credit losses on trade receivables. The allowance for credit losses was $500 and $500 at December 27, 2025 and December 28, 2024 respectively. If receivables in excess of the provided allowance are determined uncollectible, they are charged to expense in the year the determination is made. Trade receivables are written off when they become uncollectible (which generally occurs when the franchise terminates and there is no reasonable expectation of collection), and payments subsequently received on such receivable are credited to the allowance for credit losses. Historically, receivables balances written off have not exceeded allowances provided.

Restricted Cash

The Company is required by certain states to maintain initial franchise fees in a restricted bank account until the franchise opens. Cash held in escrow totaled $165,000 and $140,000 at December 27, 2025 and December 28, 2024, respectively.

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

December 27, 2025, December 28, 2024 and December 30, 2023

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

Intangible Assets

Intangible assets are amortized over the estimated useful life on a straight line basis. The Company reviews its intangible assets for impairment at its fiscal year end or whenever events or changes in circumstances indicate that there has been impairment in the value of its intangible assets. No impairment was noted during fiscal years ended 2025, 2024, and 2023. Intangible assets of $2.3 million and $2.6 million in the consolidated balance sheets at December 27, 2025 and December 28, 2024, respectively, are all attributable to the franchising segment.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2025, December 28, 2024 and December 30, 2023

Goodwill

The Company reviews its goodwill for impairment at its fiscal year end or whenever events or changes in circumstances indicate that there has been impairment in the value of its goodwill. No impairment was noted during fiscal years ended 2025, 2024 and 2023. Goodwill of $0.6 million in the consolidated balance sheets at December 27, 2025 and December 28, 2024 is all attributable to the franchising segment.

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

Advertising

Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising costs were $0.8 million, $0.6 million and $0.7 million for fiscal years 2025, 2024 and 2023, respectively.

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

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2025, December 28, 2024 and December 30, 2023

Franchise Fees

The Company collects initial franchise fees when franchise agreements are signed. The Company recognizes franchise fee revenue over the estimated life of the franchise, beginning with the opening of the franchise, which is when the Company has performed substantially all initial services required by the franchise agreement and the franchisee benefits from the rights afforded by the franchise agreement. The Company had deferred franchise fee revenue of $7.9 million and $7.5 million at December 27, 2025 and December 28, 2024, respectively.

Marketing Fees

Marketing fee revenue is included in the Revenue: Other line of the Consolidated Statements of Operations. The Company bills and collects annual marketing fees from its franchisees at various times throughout the year. The Company recognizes marketing fee revenue on a straight line basis over the franchise duration. The Company recognized $1.9 million, $1.8 million and $1.6 million in marketing fee revenue for each of the fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023, respectively.

Software License Fees

Software license fee revenue is included in the Revenue: Other line of the Consolidated Statements of Operations. The Company bills and collects software license fees from its franchisees when the point-of-sale system is provided to the franchisee. The Company recognizes software license fee revenue on a straight line basis over the franchise duration. The Company recognized $0.4 million, $0.4 million and $0.4 million in software license fee revenue for each of the fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023, respectively. The Company had deferred software license fees of $1.9 million and $1.9 million at December 27, 2025 and December 28, 2024, respectively.

Contract Liabilities

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees described above.

Commission Fees

The Company capitalizes incremental commission fees paid as a result of obtaining franchise agreement contracts. Capitalized commission fees of $0.6 million and $0.6 million are outstanding at December 27, 2025 and December 28, 2024, respectively and are included in Prepaid expenses and Other assets in the Consolidated Balance Sheets.

Capitalized commission fees are amortized over the life of the franchise and are included in selling, general and administrative expenses. During the fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023, the Company recognized $120,100, $114,700 and $109,700 of commission fee expense, respectively.

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

December 27, 2025, December 28, 2024 and December 30, 2023

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

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Denominator for basic EPS — weighted average common shares	3,549,753	3,516,122	3,479,936
Dilutive shares associated with option plans	135,704	151,357	160,588
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	3,685,457	3,667,479	3,640,524
Options excluded from EPS calculation — anti-dilutive	14,789	7,578	2,913

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

Recently Adopted Accounting Pronouncements

Improvements to Income Tax Disclosures – In December 2023, the FASB issued guidance that expands income tax disclosures for public entities, including requiring enhanced disclosures related to the rate reconciliation and income taxes paid information. The guidance is effective for annual disclosures for fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance should be applied on a prospective basis, with retrospective application to all prior periods presented in the financial statements permitted. The Company adopted this guidance for the December 27, 2025 reporting period, with required disclosures included in Footnote 11, Income Taxes, applied on a retrospective basis.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. Such reclassifications did not impact net income or shareholders’ equity (deficit) as previously reported.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2025, December 28, 2024 and December 30, 2023

3.     Leasing Operations:

In May 2021, the Company made the decision to no longer solicit new leasing customers in its middle-market leasing business and to pursue an orderly run-off of this leasing portfolio. As of December 27, 2025, the run-off of the portfolio was completed and the Company no longer has any leasing customers or leased assets.

Investment in leasing operations consists of the following:

	December 27, 2025	December 28, 2024
Operating leases:
Operating lease assets	$—	$543,800
Less accumulated depreciation and amortization	—	(543,800)
Net investment in operating leases	$—	$—

As of December 28, 2024, no customers had leased assets totaling more than 10% of the Company’s total assets.

The Company’s key credit quality indicator for its investment in direct financing and sales-type leases is the status of the lease, defined as accruing or non-accrual. Leases that are accruing income are considered to have a lower risk of loss. Non-accrual leases are those that the Company believes have a higher risk of loss. The Company experienced no credit losses in its lease portfolio during the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023. At December 27, 2025, no leases remained in the portfolio.

Leasing income as presented on the Consolidated Statements of Operations consists of the following:

	Year Ended	Year Ended	Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Interest income on direct financing and sales-type leases	$—	$6,700	$246,200
Selling profit at commencement of sales-type leases	—	—	94,900
Operating lease income	171,000	1,023,400	2,999,400
Income on sales of equipment under lease	322,600	391,800	834,500
Other	2,138,200	389,900	591,200
Leasing income	$2,631,800	$1,811,800	$4,766,200

4.     Receivables:

The Company’s current receivables consisted of the following:

	December 27, 2025	December 28, 2024
Trade	$101,100	$71,100
Royalty	1,279,600	1,219,700
Other	102,800	45,600
	$1,483,500	$1,336,400

As part of its normal operating procedures, the Company requires Standby Letters of Credit as collateral for a portion of its trade receivables.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2025, December 28, 2024 and December 30, 2023

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

Intangible assets consist of these reacquired franchise rights. The Company amortizes the fair value of the reacquired franchise rights over the contract term of the franchise. The Company recognized $354,000 of amortization expense for each of the years ended December 27, 2025 and December 28, 2024, respectively.

Intangible assets consist of the following:

	December 27, 2025	December 28, 2024
Reacquired franchise rights	$3,540,000	$3,540,000
Accumulated amortization	(1,253,700)	(899,700)
	$2,286,300	$2,640,300

The following table illustrates future amortization to be expensed for the next five fiscal years and fiscal years thereafter related to reacquired franchise rights as of December 27, 2025.

Amortization expected to be expensed in	Amount
2026	$354,000
2027	354,000
2028	354,000
2029	354,000
2030	354,000
Thereafter	516,300
$2,286,300

6. Shareholders’ Equity (Deficit):

Dividends

In 2025, the Company declared and paid quarterly cash dividends totaling $3.78 per share ($13.4 million) and a $10.00 per share special cash dividend. The special dividend paid in 2025 totaled $35.7 million and was paid by cash on hand.

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

Repurchase of Common Stock

In 2025, the Company purchased 7,944 shares of our common stock for an aggregate purchase price of $2.4 million.

Under the Board of Directors’ authorization, as of December 27, 2025 the Company has the ability to repurchase an additional 70,656 shares of its common stock. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

The Company had authorized up to 700,000 shares of common stock for granting either non-qualified or incentive stock options to officers and key employees under the Company’s 2010 Stock Option Plan (the “2010 Plan”). The 2010 Plan expired on February 24, 2020. The Company had also sponsored a Stock Option Plan for Nonemployee Directors (the “Nonemployee Directors Plan”), which had reserved a total of 350,000 shares for issuance to directors of the Company who are not employees.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2025, December 28, 2024 and December 30, 2023

At the April 29, 2020 Annual Shareholders Meeting, the Company’s shareholders approved a new stock option plan, the 2020 Stock Option Plan (the “2020 Plan”). The 2020 Plan (as described more completely in the Company’s definitive Proxy Statement filed with the United States Securities and Exchange Commission on March 10, 2020) provides for the issuance of up to 100,000 shares of common stock plus (i) the number of common stock authorized and unissued under the 2010 Plan (as of April 29, 2020, 125,465 shares), and (ii) the number of shares of common stock authorized and unissued under the Nonemployee Director Plan (as of April 29, 2020, 24,500 shares) in the form of either non-qualified or incentive stock option grants. At the April 24, 2024 Annual Shareholders meeting, the Company’s shareholders approved an increase in the number of shares of common stock available for granting either non-qualified or incentive stock options to officers and key employees under the Company’s 2020 Stock Option Plan (the “2020 Plan”) by 100,000 shares. Participants in the 2020 Plan may include employees, officers, directors, consultants and advisors of the Company.

Grants under the 2020 Plan are (as they were under the 2010 Plan and Nonemployee Directors Plan) made by the Compensation Committee of the Board of Directors at a price of not less than 100% of the fair market value on the date of grant. If an incentive stock option is granted to an individual who owns more than 10% of the voting rights of the Company’s common stock, the option exercise price may not be less than 110% of the fair market value on the date of grant. The term of the options may not exceed 10 years, except in the case of non-qualified stock options, whereby the terms are established by the Compensation Committee. Options may be exercisable in whole or in installments, as determined by the Compensation Committee.

Stock option activity under the 2010 Plan, 2020 Plan and Nonemployee Directors Plan (collectively, the “Option Plans”) as of December 27, 2025 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 31, 2022	361,628	$164.70
Granted	21,320	328.68
Exercised	(37,304)	107.49
Forfeited	(3,752)	204.26
Outstanding, December 30, 2023	341,892	180.73
Granted	25,300	377.63
Exercised	(42,767)	117.70
Forfeited	(4,581)	239.61
Outstanding, December 28, 2024	319,844	203.89
Granted	36,384	416.63
Exercised	(40,061)	123.76
Forfeited	(1,165)	301.01
Outstanding, December 27, 2025	315,002	$238.30	5.67	$55,004,400
Exercisable, December 27, 2025	235,968	$197.25	4.70	$50,283,900

The fair value of options granted under the Option Plans during 2025, 2024 and 2023 were estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Risk free interest rate	3.97%	4.34%	3.88%
Expected life (years)	6.5	6.0	6.0
Expected volatility	30.55%	29.13%	28.10%
Dividend yield	2.65%	2.84%	2.94%
Option fair value	$115.99	$98.64	$79.88

The total intrinsic value of options exercised during 2025, 2024 and 2023 was $11.9 million, $11.3 million and $9.2 million, respectively. The total fair value of shares vested during 2025, 2024 and 2023 was $11.7 million, $11.1 million and $11.7 million, respectively.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2025, December 28, 2024 and December 30, 2023

All unexercised options at December 27, 2025 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $2,283,300, $1,988,000 and $1,952,400 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in 2025, 2024 and 2023, respectively. As of December 27, 2025, the Company had $6.2 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 3.2 years.

7.     Debt:

Line of Credit/Term Loan

The Company has a Line of Credit with CIBC Bank USA (the “Line of Credit”) that provides for a $20.0 million revolving loan facility and a $30.0 million delayed draw term facility.The termination date for revolving loans under the Line of Credit is April 12, 2027, and the final maturity of all delayed draw loans under the Line of Credit is April 12, 2029 (with all payments of principal due on such date).

As of December 27, 2025, there were no revolving loans outstanding under the Line of Credit, leaving $20.0 million available for additional revolving borrowings. As of December 27, 2025, the Company had delayed draw term loan borrowings totaling $30.0 million under the Line of Credit bearing interest ranging from 4.60% to 4.75%.

The Line of Credit has been and will continue to be used for general corporate purposes. The Line of Credit is secured by a lien against substantially all of the Company’s assets, contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Line of Credit). As of December 27, 2025, the Company was in compliance with all of its financial covenants.

The Line of Credit allows the Company to choose between two interest rate options in connection with its borrowings on revolving loans. The interest rate options are the Base Rate (as defined) and the SOFR Rate (as defined) plus an applicable margin of 0% and 1.75%, respectively. Interest periods for SOFR borrowings can be one month. The Line of Credit also provides for non-utilization fees of 0.25% per annum on the daily average of the unused revolving loan commitment.

Notes Payable

The Company has a Note Agreement (the ”Note Agreement”) with PGIM, Inc. (formerly Prudential Investment Management, Inc.) (collectively, “Prudential”).

As of December 27, 2025, the Company had aggregate principal outstanding of $30.0 million under the Note Agreement; consisting of the principal outstanding from the $30.0 million Series C notes issued in September 2021.

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of fixed charge coverage and maximum levels of leverage (all as defined within the Note Agreement). As of December 27, 2025, the Company was in compliance with all of its financial covenants.

In connection with the Note Agreement, the Company incurred debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

The Company had a Private Shelf Agreement (the “Shelf Agreement”) with Prudential that permitted the Company, for a period of three years from April 2022 and subject to customary conditions, to issue up to $100.0 million of privately negotiated senior notes, reduced by the amount of notes already outstanding under the existing Prudential Note Agreement. The Shelf Agreement expired in April of 2025 and was not extended or replaced. No notes were issued under the agreement.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2025, December 28, 2024 and December 30, 2023

As of December 27, 2025, required payments of the notes payable and term loans for each of the next five years and thereafter are as follows:

	Notes Payable	Term Loans
2026	$—	$—
2027	—	—
2028	30,000,000	—
2029	—	30,000,000
2030	—	—
Thereafter	—	—
Total	$30,000,000	$30,000,000

8.     Accrued Liabilities:

Accrued liabilities at December 27, 2025 and December 28, 2024 are as follows:

	December 27, 2025	December 28, 2024
Accrued compensation and benefits	$887,200	$592,900
Operating lease liability	697,700	641,900
Accrued interest	164,900	167,700
Accrued purchases of goods and services	465,400	239,900
Other	109,600	223,800
	$2,324,800	$1,866,200

9.     Contract Liabilities:

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees. The table below presents the activity of the current and noncurrent deferred franchise revenue during fiscal years 2025 and 2024, respectively:

	December 27, 2025	December 28, 2024
Balance at beginning of period	$9,687,300	$9,323,600
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	2,102,900	2,046,900
Fees earned that were included in the balance at the beginning of the period	(1,772,800)	(1,683,200)
Balance at end of period	$10,017,400	$9,687,300

The following table illustrates future estimated revenue to be recognized for the next five fiscal years and fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 27, 2025:

Contract Liabilities expected to be recognized in	Amount
2026	$1,667,300
2027	1,492,600
2028	1,323,100
2029	1,174,800
2030	1,061,200
Thereafter	3,298,400
$10,017,400

We have applied the optional exemption, as provided for under ASC Topic 606, Revenue from Contracts with Customers, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2025, December 28, 2024 and December 30, 2023

10.     Operating Leases:

As of December 27, 2025, the Company leases its Minnesota corporate headquarters in a facility with an operating lease that expires in December 2029. Our lease includes both lease (fixed payments including rent) and non-lease components (common area or other maintenance costs and taxes) which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases. The lease provides us the option to extend the lease for two additional five year periods. The lease renewal option is at our sole discretion; therefore, the renewals to extend the lease term are not included in our right of use asset and lease liabilities as they are not reasonably certain of exercise. The weighted average remaining lease term for this lease is 4.0 years and the discount rate is 5.5%. As our lease does not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company recognized $1,038,300, $1,067,400 and $1,171,100 of rent expense for the periods ended December 27, 2025, December 28, 2024 and December 30, 2023, respectively.

Maturities of operating lease liabilities is as follows as of December 27, 2025:

Operating Lease Liabilities expected to be recognized in	Amount
2026	$828,200
2027	851,100
2028	874,600
2029	898,700
2030	—
Thereafter	—
Total lease payments	3,452,600
Less imputed interest	(359,700)
Present value of lease liabilities	$3,092,900

Of the $3.1 million operating lease liability outstanding at December 27, 2025, $0.7 million is included in Accrued liabilities in the Current liabilities section of the Consolidated Balance Sheets.

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

Supplemental cash flow information related to our operating leases is as follows for the periods ended December 27, 2025 and December 28, 2024:

	Year Ended
	December 27, 2025	December 28, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow outflow from operating leases	$806,000	$784,400

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2025, December 28, 2024 and December 30, 2023

11.     Income Taxes:

Income from continuing operations before income taxes included the following components:

	Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Domestic	$45,313,700	$43,982,300	$44,672,200
Foreign	7,821,900	7,241,700	6,689,100
Income from continuing operations before taxes	$53,135,600	$51,224,000	$51,361,300

Income tax expense in the accompanying consolidated financial statements differed from the expected expense as follows:

	Year Ended
	December 27, 2025 (1)		December 28, 2024 (2)		December 30, 2023 (3)
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal income tax expense at statutory rate	$11,158,500	21.0%	$10,757,000	21.0%	$10,785,900	21.0%
Increase (decrease) attributed to:
State and local income taxes	1,326,300	2.4	1,294,200	2.5	1,293,500	2.7
Foreign tax effects
Canada:
Withholding tax	759,500	1.4	706,100	1.4	665,200	1.3
Effect of cross-border tax laws	(369,400)	(0.7)	(360,900)	(0.7)	(369,000)	(0.7)
Tax credits
Foreign tax credits	(759,500)	(1.4)	(706,100)	(1.4)	(665,200)	(1.3)
Changes in valuation allowances	374,500	0.7	180,000	0.4	(485,700)	(0.9)
Nontaxable or nondeductible items
Stock compensation	(1,384,500)	(2.6)	(1,109,200)	(2.2)	(958,800)	(1.9)
Other	252,500	0.5	242,900	0.5	245,600	0.5
Changes in unrecognized tax benefits	186,500	0.4	258,500	0.5	240,100	0.5
Other reconciling items	(62,900)	(0.1)	7,300	—	431,600	0.8
Total income tax expense, Effective income tax rate	$11,481,500	21.6%	$11,269,800	22.0%	$11,183,200	22.0%

(1)	In 2025, state taxes in Minnesota, Pennsylvania, California, Illinois, Wisconsin, and Michigan made up the majority (greater than 50%) of the tax effect in the state and local income taxes category.
(2)	In 2024, state taxes in Minnesota, Pennsylvania, California, Illinois, Wisconsin, Michigan, and Florida made up the majority (greater than 50%) of the tax effect in the state and local income taxes category.
(3)	In 2023, state taxes in Minnesota, Pennsylvania, California, Illinois, Wisconsin, and Michigan made up the majority (greater than 50%) of the tax effect in the state and local income taxes category.

Income taxes paid were as follows:

	Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Federal	$9,322,900	$8,900,000	$8,670,000
State(1)	1,732,300	1,562,700	1,539,100
Foreign
Canada	759,500	706,000	665,200
Total income taxes paid	$11,814,700	$11,168,700	$10,874,300

(1)	Income taxes paid (net of refunds) did not exceed five percent of total income taxes paid (net of refunds) in any one jurisdiction in 2025, 2024, or 2023.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2025, December 28, 2024 and December 30, 2023

Components of the provision for income taxes are as follows:

	Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Current:
Federal	$9,382,500	$8,840,600	$9,237,600
State	1,734,300	2,025,500	1,883,900
Foreign	560,300	563,000	573,800
Current provision	11,677,100	11,429,100	11,695,300
Deferred:
Federal	(122,800)	(108,900)	(504,700)
State	(72,800)	(50,400)	(7,400)
Deferred provision	(195,600)	(159,300)	(512,100)
Total provision for income taxes	$11,481,500	$11,269,800	$11,183,200

The tax effects of temporary differences that give rise to the net deferred income tax assets and liabilities are presented below:

	December 27, 2025	December 28, 2024
Deferred tax assets:
Accounts receivable and lease reserves	$100	$100
Non-qualified stock option expense	2,222,100	1,942,000
Deferred revenue	1,800,000	1,728,100
Trademarks	41,400	40,200
Lease revenue and initial direct costs	—	21,300
Foreign tax credits	761,600	597,300
Operating lease liabilities	735,500	884,500
Other	468,900	348,300
Valuation allowance	(923,600)	(530,000)
Total deferred tax assets	5,106,000	5,031,800
Deferred tax liabilities:
Depreciation and amortization	(699,500)	(820,000)
Total deferred tax liabilities	(699,500)	(820,000)
Total net deferred tax assets	$4,406,500	$4,211,800

The Company has assessed its taxable earnings history and prospective future taxable income. Based upon this assessment, the Company has determined that it is more likely than not that its deferred tax assets will be realized in future periods and no valuation allowance is necessary, except for the deferred tax assets related to the foreign tax credits and non-qualified stock option expense. The foreign tax credits will expire after 10 years. As a result, valuation allowances of $923,600 and $530,000 as of December 27, 2025 and December 28, 2024, respectively, have been recorded.

The amount of unrecognized tax benefits, including interest and penalties, as of December 27, 2025 and December 28, 2024, was $1,893,200 and $1,663,400, respectively, primarily for potential state taxes. All of these unrecognized tax benefits, if recognized, would impact the effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense for all periods presented. The Company had accrued approximately $448,700 and $369,100 for the payment of interest and penalties at December 27, 2025 and December 28, 2024, respectively.

WINMARK CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 27, 2025, December 28, 2024 and December 30, 2023

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Total
Balance at December 30, 2023	$1,083,100
Increases related to current year tax positions	283,100
Expiration of the statute of limitations for the assessment of taxes	(71,900)
Balance at December 28, 2024	1,294,300
Increases related to current year tax positions	282,300
Expiration of the statute of limitations for the assessment of taxes	(132,300)
Balance at December 27, 2025	$1,444,300

The Company and its subsidiaries file income tax returns in the U.S. federal, numerous state and certain foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2021. The Internal Revenue Service concluded its examination of our U.S. federal tax return for the 2022 tax year in 2025. We expect various statutes of limitation to expire during the next 12 months. Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

12.     Commitments and Contingencies:

Employee Benefit Plan

The Company provides a 401(k) Savings Incentive Plan which covers substantially all employees. The plan provides for matching contributions and optional profit-sharing contributions at the discretion of the Board of Directors. Employee contributions are fully vested; matching and profit sharing contributions are subject to a five-year service vesting schedule. Company contributions to the plan for 2025, 2024 and 2023 were $369,800, $364,900 and $371,200, respectively.

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

December 27, 2025, December 28, 2024 and December 30, 2023

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

	Year ended
	December 27, 2025	December 28, 2024	December 30, 2023
Revenue:
Franchising	$83,423,900	$79,477,300	$78,477,300
Other	2,631,800	1,811,800	4,766,200
Total revenue	$86,055,700	$81,289,100	$83,243,500

Franchising segment operating expenses:
Merchandise COGS	$3,104,400	$3,379,200	$4,461,500
Selling, general and administrative expenses	28,262,100	24,504,800	24,639,900
Total franchising segment expenses	$31,366,500	$27,884,000	$29,101,400

Reconciliation to operating income:
Franchising segment income from operations	$52,057,400	$51,593,300	$49,375,900
Other operating segment income from operations	2,536,500	1,337,300	3,904,700
Total income from operations	$54,593,900	$52,930,600	$53,280,600

Depreciation and amortization:
Franchising	$746,700	$715,500	$646,900
Other	—	83,800	125,800
Total depreciation and amortization	$746,700	$799,300	$772,700

	As of
	December 27, 2025	December 28, 2024
Identifiable assets:
Franchising	$7,457,700	$7,289,500
Other	—	19,400
Unallocated	17,426,400	19,535,600
Total	$24,884,100	$26,844,500

Revenues are all generated from United States operations other than franchising revenues from Canadian operations of $7.8 million, $7.3 million and $6.8 million in each of fiscal 2025, 2024 and 2023, respectively. All long-lived assets are located within the United States.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Winmark Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 27, 2025 and December 28, 2024, the related consolidated statements of operations , changes in shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 27, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 27, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2026 expressed an unqualified opinion

Basis for opinion

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

February 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Winmark Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Winmark Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 27, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 27, 2025, and our report dated February 25, 2026 expressed an unqualified opinion on those financial statements.

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

February 25, 2026

ITEM 9:     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective as of December 27, 2025.

Attestation Report of Independent Registered Public Accounting Firm

The attestation report required under Item 9A is contained earlier in the Form 10-K under the heading ‘Item 8, Financial Statements and Supplementary Data.’

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 27, 2025.

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

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter ended December 27, 2025, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

All information required to be reported in a report on Form 8-K during the fourth quarter covered by this Form 10-K has been reported.

During the three months ended December 27, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10:   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Election of Directors,” “Executive Officers,” “Audit Committee,” “Majority of Independent Directors; Committees of Independent Directors,” and “Code of Ethics and Business Conduct,” appearing in our proxy statement for the annual meeting of stockholders to be held on April 22, 2026 are incorporated herein by reference.

ITEM 11:   EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation,” “2025 Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” appearing in our proxy statement for the annual meeting of stockholders to be held on April 22, 2026 are incorporated herein by reference.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Securities Authorized for Issuance Under Equity Compensation Plans” appearing in our proxy statement for the annual meeting of stockholders to be held on April 22, 2026 are incorporated herein by reference.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Transactions with Related Persons, Promoters and Certain Control Persons,” “Review, Approval or Ratification of Transactions with Related Persons” and “Majority of Independent Directors; Committees of Independent Directors” appearing in our proxy statement for the annual meeting of stockholders to be held on April 22, 2026 is incorporated herein by reference.

ITEM 14:   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” appearing in our proxy statement for the annual meeting of stockholders to be held April 22, 2026 is incorporated herein by reference.

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

10.32	Amendment No. 3 to Intercredit and Collateral Agency Agreement dated September 10, 2021 (exhibit 10.5) (21)
10.33	Amendment No. 10 to Credit Agreement dated April 12, 2022 (Exhibit 10.1) (22)
10.34	Private Shelf Agreement dated April 12, 2022, among Winmark Corporation and its subsidiaries and PGIM, Inc., its subsidiaries and managed accounts (Exhibit 10.3) (22)
10.35	Amendment No. 6 to Note Agreement dated April 12, 2022 (Exhibit 10.4) (22)
10.36	Amended and Restated Intercreditor and Collateral Agency Agreement dated April 12, 2022 (Exhibit 10.6) (22)
10.37	Omnibus Amendment to Collateral Documents dated April 12, 2022 (Exhibit 10.7) (22)
10.38	First Amendment to the 2020 Stock Option Plan (Exhibit 10.1) (3) (23)
19	Insider Trading Policy (25)
21.1	Subsidiaries: Grow Biz Games, Inc., a Minnesota corporation; Winmark Capital Corporation, a Minnesota corporation and Wirth Business Credit, Inc., a Minnesota corporation
23.1*	Consent of GRANT THORNTON LLP; Independent Registered Public Accounting Firm
24.1	Power of Attorney (Contained on signature page to this Form 10-K)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
97	Winmark Corporation Policy For the Recovery of Erroneously Awarded Compensation (Exhibit 97)(24)
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the Annual Report on Form 10-K of Winmark Corporation and Subsidiaries for the year ended December 27, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104	The Cover page from the Annual Report on Form 10-K of Winmark Corporation and subsidiaries for the year ended December 27, 2025; formatted in Inline XBRL (contained in Exhibit 101).
*	Filed Herewith
(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 33-65108).
(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
(3)	Indicates management contracts, compensation plans or arrangements required to be filed as exhibits.
(4)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009.
(5)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on October 2, 2008.
(6)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 26, 2009.
(7)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2010.
(8)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on January 31, 2012.
(9)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on March 1, 2012.
(10)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on October 23, 2013.
(11)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on February 21, 2014.
(12)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2014.
(13)	Incorporated by reference to the specified exhibit to the Schedule TO filed on April 15, 2015.
(14)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on May 18, 2015.
(15)	Incorporated by reference to the specified exhibit to the Schedule TO filed on July 19, 2017.
(16)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on May 18, 2018.
(17)	Incorporated by reference to the specified exhibit to the Schedule TO filed on December 17, 2019.
(18)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 28, 2019.
(19)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on September 2, 2020.
(20)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on October 14, 2020.
(21)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on September 10, 2021.
(22)	Incorporated by reference to the specified exhibit to the Current Report on Form 8-K filed on April 13, 2022.
(23)	Incorporated by reference to the specified exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2024.
(24)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2023.
(25)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

ITEM 16:   FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINMARK CORPORATION

By:	/s/ BRETT D. HEFFES	Date: February 25, 2026
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

SIGNATURE	TITLE	DATE

/s/ BRETT D. HEFFES	Chair of the Board and Chief Executive Officer	February 25, 2026
Brett D. Heffes	(principal executive officer)

/s/ Anthony D. Ishaug	Chief Financial Officer and Treasurer	February 25, 2026
Anthony D. Ishaug	(principal financial and accounting officer)

/s/ LAWRENCE A. BARBETTA	Director	February 25, 2026
Lawrence A. Barbetta

/s/ AMY C. BECKER	Director	February 25, 2026
Amy C. Becker

/s/ KEITH T. CREDENDINO	Director	February 25, 2026
Keith T. Credendino

/s/ JENELE C. GRASSLE	Director	February 25, 2026
Jenele C. Grassle

/s/ PHILIP I. SMITH	Director	February 25, 2026
Philip I. Smith

/s/ GINA D. SPRENGER	Director	February 25, 2026
Gina D. Sprenger

/s/ PERCY C. TOMLINSON, JR.	Director	February 25, 2026
Percy C. Tomlinson, Jr.