Form 10-Q
period 2026-03-28
WINMARK CORP
filed 2026-04-15
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2026

or

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

Yes ☐              No ☒

Common stock, no par value, 3,577,671 shares outstanding as of April 13, 2026.

WINMARK CORPORATION AND SUBSIDIARIES

PART I.          FINANCIAL INFORMATION

ITEM 1: Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 28, 2026	December 27, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$19,828,300	$10,295,700
Restricted cash	100,000	165,000
Receivables, less allowance for credit losses of $500 and $500	2,002,500	1,483,500
Income tax receivable	—	463,600
Inventories	421,400	362,500
Prepaid expenses	2,698,800	1,325,700
Total current assets	25,051,000	14,096,000
Property and equipment, net	1,138,400	1,219,000
Operating lease right of use asset	1,670,700	1,761,500
Intangible assets, net	2,197,800	2,286,300
Goodwill	607,500	607,500
Other assets	525,400	506,400
Deferred income taxes	4,407,400	4,407,400
	$35,598,200	$24,884,100

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,057,500	$1,673,900
Income tax payable	1,919,100	—
Accrued liabilities	4,496,800	2,324,800
Deferred revenue	1,654,700	1,667,300
Total current liabilities	9,128,100	5,666,000
Long-term Liabilities:
Line of credit/Term loan	30,000,000	30,000,000
Notes payable, net of unamortized debt issuance costs of $34,400 and $39,000	29,965,600	29,961,000
Deferred revenue	8,307,000	8,350,100
Operating lease liabilities	2,235,800	2,414,200
Other liabilities	2,170,400	2,175,200
Total long-term liabilities	72,678,800	72,900,500
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,577,671 and 3,571,861 shares issued and outstanding	21,260,800	19,612,800
Retained earnings (accumulated deficit)	(67,469,500)	(73,295,200)
Total shareholders' equity (deficit)	(46,208,700)	(53,682,400)
	$35,598,200	$24,884,100

The accompanying notes are an integral part of these financial statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 28, 2026	March 29, 2025
Revenue:
Royalties	$19,262,800	$17,774,700
Leasing income	—	2,307,800
Merchandise sales	653,900	941,300
Franchise fees	342,900	332,100
Other	590,100	563,800
Total revenue	20,849,700	21,919,700
Cost of merchandise sold	618,500	888,300
Selling, general and administrative expenses	7,869,600	7,434,800
Income from operations	12,361,600	13,596,600
Interest expense	(613,900)	(613,900)
Interest and other income	118,700	149,900
Income before income taxes	11,866,400	13,132,600
Provision for income taxes	(2,611,700)	(3,176,200)
Net income	$9,254,700	$9,956,400
Earnings per share - basic	$2.59	$2.81
Earnings per share - diluted	$2.50	$2.71
Weighted average shares outstanding - basic	3,573,767	3,538,647
Weighted average shares outstanding - diluted	3,708,538	3,672,943

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 27, 2025	3,571,861	$19,612,800	$(73,295,200)	$(53,682,400)
Stock options exercised	5,810	1,033,900	—	1,033,900
Compensation expense relating to stock options	—	614,100	—	614,100
Cash dividends ($0.96 per share)	—	—	(3,429,000)	(3,429,000)
Comprehensive income (Net income)	—	—	9,254,700	9,254,700
BALANCE, March 28, 2026	3,577,671	21,260,800	(67,469,500)	(46,208,700)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 28, 2024	3,539,744	$14,790,500	$(65,836,600)	$(51,046,100)
Repurchase of common stock	(7,383)	(2,249,900)	—	(2,249,900)
Stock options exercised	210	47,700	—	47,700
Compensation expense relating to stock options	—	536,600	—	536,600
Cash dividends ($0.90 per share)	—	—	(3,186,000)	(3,186,000)
Comprehensive income (Net income)	—	—	9,956,400	9,956,400
BALANCE, March 29, 2025	3,532,571	13,124,900	(59,066,200)	(45,941,300)

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 28, 2026	March 29, 2025
OPERATING ACTIVITIES:
Net income	$9,254,700	$9,956,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	95,200	97,200
Amortization of intangible assets	88,500	88,500
Compensation expense related to stock options	614,100	536,600
Operating lease right of use asset amortization	90,800	82,200
Tax benefits on exercised stock options	302,800	—
Change in operating assets and liabilities:
Receivables	(519,000)	(1,250,000)
Income tax receivable/payable	2,079,900	2,980,000
Inventories	(58,900)	59,400
Prepaid expenses	(1,373,100)	323,700
Other assets	(19,000)	(25,200)
Accounts payable	(616,400)	(18,000)
Accrued and other liabilities	1,993,500	2,018,300
Deferred revenue	(55,800)	229,300
Net cash provided by operating activities	11,877,300	15,078,400
INVESTING ACTIVITIES:
Purchase of property and equipment	(14,600)	(51,200)
Net cash used for investing activities	(14,600)	(51,200)
FINANCING ACTIVITIES:
Repurchases of common stock	—	(2,249,900)
Proceeds from exercises of stock options	1,033,900	47,700
Dividends paid	(3,429,000)	(3,186,000)
Net cash used for financing activities	(2,395,100)	(5,388,200)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	9,467,600	9,639,000
Cash, cash equivalents and restricted cash, beginning of period	10,460,700	12,329,800
Cash, cash equivalents and restricted cash, end of period	$19,928,300	$21,968,800
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$604,000	$604,000
Cash paid for income taxes	$207,600	$196,200

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Condensed Balance Sheets to the total of the same amounts shown above:
	Three Months Ended
	March 28, 2026	March 29, 2025
Cash and cash equivalents	$19,828,300	$21,828,800
Restricted cash	100,000	140,000
Total cash, cash equivalents and restricted cash	$19,928,300	$21,968,800

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

Revenues and operating results for the three months ended March 28, 2026 are not necessarily indicative of the results to be expected for the full year.

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

3. Contract Liabilities:

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees. The table below presents the activity of the current and noncurrent deferred franchise revenue during the first three months of 2026 and 2025, respectively:

	March 28, 2026	March 29, 2025
Balance at beginning of period	$10,017,400	$9,687,300
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	395,400	617,100
Fees earned that were included in the balance at the beginning of the period	(451,100)	(387,800)
Balance at end of period	$9,961,700	$9,916,600

The following table illustrates future estimated revenue to be recognized for the remainder of 2026 and full fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 28, 2026.

Contract Liabilities expected to be recognized in	Amount
2026	$1,305,900
2027	1,527,900
2028	1,358,500
2029	1,210,100
2030	1,096,500
Thereafter	3,462,800
$9,961,700

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

Leasing income as presented on the Consolidated Condensed Statements of Operations consists of the following:

	Three Months Ended	Three Months Ended
	March 28, 2026	March 29, 2025
Operating lease income	—	46,600
Income on sales of equipment under lease	—	200,000
Other	—	2,061,200
Leasing income	$—	$2,307,800

6. Intangible Assets

Intangible assets consist of reacquired franchise rights. The Company amortizes the fair value of the reacquired franchise rights over the contract term of the franchise. The Company recognized $88,500 and $88,500 of amortization expense for the three months ended March 28, 2026 and March 29, 2025, respectively.

The following table illustrates future amortization to be expensed for the remainder of 2026 and full fiscal years thereafter related to reacquired franchise rights as of March 28, 2026.

Amortization expected to be expensed in	Amount
2026	$265,500
2027	354,000
2028	354,000
2029	354,000
2030	354,000
Thereafter	516,300
$2,197,800

7. Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended
	March 28, 2026	March 29, 2025
Denominator for basic EPS — weighted average common shares	3,573,767	3,538,647
Dilutive shares associated with option plans	134,771	134,296
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	3,708,538	3,672,943
Options excluded from EPS calculation — anti-dilutive	7,327	8,382

8. Shareholders’ Equity (Deficit):

Dividends

On January 28, 2026, the Company’s Board of Directors approved the payment of a $0.96 per share quarterly cash dividend to shareholders of record at the close of business on February 11, 2026, which was paid on March 2, 2026.

Repurchase of Common Stock

During the first three months of 2026, the Company did not repurchase shares of its common stock. Under the Board of Directors’ authorization, as of March 28, 2026, the Company has the ability to repurchase an additional 70,656 shares of its common stock. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

Stock option activity under the Company’s option plans as of March 28, 2026 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 27, 2025	315,002	$238.30
Exercised	(5,810)	177.95
Outstanding, March 28, 2026	309,192	$239.45	5.46	$55,732,700
Exercisable, March 28, 2026	231,283	$198.22	4.48	$50,749,500

No options were granted during the first three months ended March 28, 2026 or the three months ended March 29, 2025. All unexercised options at March 28, 2026 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $614,100 and $536,600 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first three months of 2026 and 2025, respectively. As of March 28, 2026, the Company had $5.6 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 3.0 years.

9. Debt:

Line of Credit/Term Loan

As of March 28, 2026, there were no revolving loans outstanding under the Company’s credit facility with CIBC Bank USA (the “Line of Credit”), leaving $20.0 million available for additional borrowings. As of March 28, 2026, the Company had delayed draw term loan borrowings totaling $30.0 million under the Line of Credit bearing interest ranging from 4.60% to 4.75%.

The Line of Credit has been and will continue to be used for general corporate purposes. The Line of Credit is secured by a lien against substantially all of the Company’s assets, (as the Line of Credit ranks pari passu with the Prudential facilities described below) contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Line of Credit). As of March 28, 2026, the Company was in compliance with all of its financial covenants.

Notes Payable

As of March 28, 2026, the Company had aggregate principal outstanding of $30.0 million under its Note Agreement (“the Note Agreement”) with PGIM, Inc. (formerly Prudential Investment Management, Inc.) its affiliates and managed accounts (collectively, “Prudential”) consisting of $30.0 million in principal outstanding from the $30.0 million Series C notes issued in September 2021.

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Note Agreement). As of March 28, 2026, the Company was in compliance with all of its financial covenants.

In connection with the Note Agreement, the Company incurred debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

10. Operating Leases:

As of March 28, 2026, the Company leases its Minnesota corporate headquarters in a facility with an operating lease that expires in December 2029. The remaining lease term for this lease is 3.75 years and the discount rate is 5.5%. The Company recognized $288,900 and $275,600 of operating lease costs for the periods ended March 28, 2026 and March 29, 2025, respectively.

Maturities of operating lease liabilities is as follows for the remainder of fiscal 2026 and full fiscal years thereafter as of March 28, 2026:

Operating Lease Liabilities expected to be recognized in	Amount
2026	$623,000
2027	851,100
2028	874,600
2029	898,700
2030	—
Thereafter	—
Total lease payments	3,247,400
Less imputed interest	(317,900)
Present value of lease liabilities	$2,929,500

Of the $2.9 million operating lease liability outstanding at March 28, 2026, $0.7 million is included in Accrued liabilities in the Current liabilities section of the Consolidated Condensed Balance Sheets.

Supplemental cash flow information related to our operating leases is as follows for the period ended March 28, 2026:

	Three Months Ended
	March 28, 2026	March 29, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow outflow from operating leases	$205,200	$199,600

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

	Three Months Ended
	March 28, 2026	March 29, 2025
Revenue:
Franchising	$20,849,700	$19,611,900
Other	—	2,307,800
Total revenue	$20,849,700	$21,919,700

Franchising segment operating expenses:
Merchandise COGS	$618,500	$888,300
Selling, general and administrative expenses	7,869,600	7,351,300
Total franchising segment expenses	$8,488,100	$8,239,600

Reconciliation to operating income:
Franchising segment income from operations	$12,361,600	$11,372,300
Other operating segment income from operations	—	2,224,300
Total income from operations	$12,361,600	$13,596,600

Depreciation and amortization:
Franchising	$183,700	$185,700
Other	—	—
Total depreciation and amortization	$183,700	$185,700

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Winmark - the Resale Company is focused on sustainability and small business formation. As of March 28, 2026, we had 1,383 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands. Our business is not capital intensive and is designed to generate consistent, recurring revenue and strong operating margins.

The financial criteria that management closely tracks to evaluate current business operations and future prospects include royalties and selling, general and administrative expenses.

Our most significant source of revenue is royalties received from our franchisees. During the first three months of 2026, our royalties increased $1.5 million or 8.4% compared to the first three months of 2025.

Management continually monitors the level and timing of selling, general and administrative expenses. The major components of selling, general and administrative expenses include compensation and benefits, marketing and advertising, professional services, and occupancy. During the first three months of 2026, selling, general and administrative expenses increased $0.4 million, or 5.8% compared to the first three months of 2025.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals. The following is a summary of our net store growth and renewal activity for the first three months ended March 28, 2026:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/27/2025	OPENED	CLOSED	3/28/2026	RENEWAL	RENEWALS	% RENEWED
Plato’s Closet	526	3	(1)	528	8	8	100%
Once Upon A Child	441	6	(3)	444	9	9	100%
Play It Again Sports	309	1	(1)	309	4	4	100%
Style Encore	67	—	(1)	66	1	1	100%
Music Go Round	35	1	—	36	1	1	100%
Total Franchised Stores	1,378	11	(6)	1,383	23	23	100%

Renewal activity is a key focus area for management. Our franchisees sign 10-year agreements with us. The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties. During the first three months of 2026, we renewed 23 of the 23 franchise agreements available for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended
	March 28, 2026	March 29, 2025

Revenue:
Royalties	92.4%	81.1%
Leasing income	—	10.5
Merchandise sales	3.1	4.3
Franchise fees	1.7	1.5
Other	2.8	2.6
Total revenue	100.0	100.0

Cost of merchandise sold	(3.0)	(4.1)
Selling, general and administrative expenses	(37.7)	(33.9)
Income from operations	59.3	62.0
Interest expense	(3.0)	(2.8)
Interest and other income	0.6	0.7
Income before income taxes	56.9	59.9
Provision for income taxes	(12.5)	(14.5)
Net income	44.4%	45.4%

Comparison of Three Months Ended March 28, 2026 to Three Months Ended March 29, 2025

Revenue

Revenues for the quarter ended March 28, 2026 totaled $20.8 million compared to $21.9 million for the comparable period in 2025.

Royalties and Franchise Fees

Royalties increased to $19.3 million for the first three months of 2026 from $17.8 million for the first three months of 2025, an 8.4% increase. The increase is primarily from higher franchise retail sales and, to a lesser extent, having additional franchise stores in the first three months of 2026 compared to the same period in 2025.

Franchise fees of $0.3 million for the first three months of 2026 were comparable to $0.3 million for the first three months of 2025.

Leasing Income

Leasing income decreased to $0.0 million for the first quarter of 2026 compared to $2.3 million for the same period in 2025. Leasing income in the first quarter of 2025 reflected the settlement of customer litigation. As of December 27, 2025, the previously announced run-off of the leasing portfolio was completed and we no longer have any leasing customers or leased assets.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales decreased to $0.7 million for the first quarter of 2026 compared to $0.9 million in the same period of 2025. The decrease is due to a decrease in technology and buying group purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold decreased to $0.6 million for the first quarter of 2026 compared to $0.9 million in the same period of 2025. The decrease was due to the decrease in Direct Franchisee Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first quarter of 2026 and 2025 was 94.6% and 94.4%, respectively.

Selling, General and Administrative

Selling, general and administrative expenses increased 5.8% to $7.9 million in the first quarter of 2026 from $7.4 million in the same period of 2025. The increase was primarily due to an increase in compensation related expenses.

Income Taxes

The provision for income taxes was calculated at an effective rate of 22.0% and 24.2% for the first quarter of 2026 and 2025, respectively. The decrease is due to tax benefits on the exercise of non-qualified stock options during the first quarter of 2026.

Segment Comparison of Three Months Ended March 28, 2026 to Three Months Ended March 29, 2025

Franchising Segment Operating Income

The franchising segment’s operating income for the first quarter of 2026 of $12.4 million was up from $11.4 million for the first quarter of 2025. The increase in segment contribution was due to an increase in royalty revenue, partially offset by an increase in selling, general and administrative expenses.

Other Operating Segment Income

The other operating segment income for the first quarter of 2026 was $0.0 million compared to $2.3 million in the first quarter of 2025. The segment contribution in the first quarter of 2025 reflected the settlement of customer litigation.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flow from operations and borrowings. The components of the consolidated condensed statements of operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and amortization and compensation expense related to stock options.

We ended the first quarter of 2026 with $19.9 million in cash, cash equivalents and restricted cash compared to $22.0 million in cash, cash equivalents and restricted cash at the end of the first quarter of 2025.

Operating activities provided $11.9 million of cash during the first three months of 2026 compared to $15.1 million provided during the first three months of last year. The decrease in cash provided by operating activities in the first three months of 2026 compared to 2025 was primarily due to an increase in non-cash working capital and a decrease in net income.

Investing activities used minimal cash during the first three months of 2026. The 2026 activities consisted of the purchase of property and equipment.

Financing activities used $2.4 million of cash during the first three months of 2026. Our financing activities during the first three months of 2026 consisted of $3.4 million for the payment of dividends; partially offset by $1.0 million of proceeds from the exercise of stock options. (See Note 8 — “Shareholders’ Equity (Deficit)).

As of March 28, 2026, our debt facilities include a Line of Credit with CIBC Bank USA and a Note Agreement with Prudential. These facilities have been and will continue to be used for general corporate purposes, are secured by a lien against substantially all of our assets, contain customary financial conditions and covenants, and require maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the agreements governing the facilities). As of March 28, 2026, we were in compliance with all of the financial covenants under the Line of Credit and the Note Agreement.

The Line of Credit provides for up to $20.0 million in revolving loans and $30.0 million in delayed draw term loans. As of March 28, 2026, we had no revolving loans outstanding, and had delayed draw term loan borrowings totaling $30.0 million that mature in 2029.

See Part I, Item 1, Note 9 – “Debt” for more information regarding the Line of Credit and Note Agreement.

We expect to generate the cash necessary to pay our expenses and to pay the principal and interest on our outstanding debt from cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate. Our ability to pay our expenses and meet our debt service obligations depends on our future performance, which may be affected by financial, business, economic, and other factors including the risk factors described under Item 1A of our Form 10-K for the fiscal year ended December 27, 2025 and under Item 1A below. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all. Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase our cost of capital.

As of the date of this report we believe that the combination of our cash on hand, the cash generated from our business and our Line of Credit will be adequate to fund our planned operations through 2026.

Critical Accounting Policies

A discussion of our critical accounting policies is contained in our annual report on Form 10-K for the year ended December 27, 2025. There have been no changes to our critical accounting policies from those disclosed on our Form 10-K for the year ended December 27, 2025.

Forward Looking Statements

The statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not strictly historical fact, including without limitation, the Company’s belief that it will have adequate capital and reserves to meet its current and contingent obligations and operating needs, as well as its disclosures regarding market rate risk are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act. Such statements are based on management’s current expectations as of the date of this Report, but involve risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by such forward looking statements. Investors are cautioned to consider these forward looking statements in light of important factors which may result in material variations between results contemplated by such forward looking statements and actual results and conditions. See the section appearing in our Annual Report on Form 10-K for the fiscal year ended December 27, 2025 entitled “Risk Factors” and Part II, Item 1A in this Report for a more complete discussion of certain factors that may cause the Company’s actual results to differ from those in its forward looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At March 28, 2026, the Company’s Line of Credit with CIBC Bank USA included a commitment for revolving loans of $20.0 million. The interest rates applicable to revolving loans are based on either the bank’s base rate or SOFR for short-term borrowings (twelve months or less). The Company had no revolving loans outstanding at March 28, 2026 under this Line of Credit. The Company had no interest rate derivatives in place at March 28, 2026. The Company’s fixed rate debt exposes the company to changes in the market interest rate only to the extent that the Company may need to refinance maturing debt with new debt at a higher rate.

None of the Company’s cash and cash equivalents at March 28, 2026 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the three months ended March 28, 2026. During fiscal 2025, approximately 9.1% of the Company’s total revenues and a de minimis amount of expenses were denominated in a foreign currency. Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $782,700. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 1A: Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 27, 2025.  If any of those factors were to occur, they could materially adversely affect our financial condition or future results, and could cause our actual results to differ materially from those expressed in its forward-looking statements in this report. Except as noted below, we are aware of no material changes to the Risk Factors discussed in our Annual Report on Form 10-K for the year ended December 27, 2025.

As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2026, the Company is implementing a monthly Software Fee for all locations as well as a North American Ad Fund for all Plato’s Closet locations. As a result of the implementation of these fees, the Company is adding an additional risk factor.

The Company’s implementation of a monthly Software Fee and the introduction of a North American Ad Fund for its Plato’s Closet brand may adversely affect franchisee relationships and system performance.

The Company periodically implements system initiatives, including technology platforms, advertising programs, and related fees, that are intended to support brand development and operational consistency across its franchised systems. These initiatives, including the implementation of a North American Ad Fund for its Plato’s Closet brand and a monthly Software Fee may increase franchisee operating costs and may not result in immediate or uniform benefits for all franchisees.  If franchisees view such initiatives as burdensome, ineffective, or misaligned with their business needs, franchisee satisfaction and compliance may be adversely affected. Any deterioration in franchisee relationships could negatively impact franchisee retention, the pace of new franchise development, and the overall performance of the Company’s franchise systems.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarized the Company’s common stock repurchase during the first quarter of 2026.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

December 28, 2025 to January 31, 2026	—	$—	—	70,656
February 1, 2026 to February 28, 2026	—	$—	—	70,656
March 1, 2026 to March 28, 2026	—	$—	—	70,656

(1)	The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date. The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and as of March 28, 2026 was limited to 5,400,000 shares, of which 70,656 may still be repurchased.

ITEM 3: Defaults Upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

During the three months ended March 28, 2026, no director of officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended March 28, 2026, formatted in Inline XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Shareholders’ Equity (Deficit), (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended March 28, 2026, formatted in Inline XBRL (contained in Exhibit 101).

*Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINMARK CORPORATION

Date: April 15, 2026	By:	/s/ Brett D. Heffes
Brett D. Heffes Chair of the Board and Chief Executive Officer (principal executive officer)

Date: April 15, 2026	By:	/s/ Anthony D. Ishaug
		Anthony D. Ishaug Chief Financial Officer and Treasurer (principal financial and accounting officer)