Form 10-Q
period 2026-06-27
WINMARK CORP
filed 2026-07-15
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2026

or

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

Yes ☐              No ☒

Common stock, no par value, 3,592,169 shares outstanding as of July 13, 2026.

WINMARK CORPORATION AND SUBSIDIARIES

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	CONSOLIDATED CONDENSED BALANCE SHEETS June 27, 2026 and December 27, 2025	3

	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS Three Months Ended June 27, 2026 and June 28, 2025 Six Months Ended June 27, 2026 and June 28, 2025	4

	CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) Three Months Ended June 27, 2026 and June 28, 2025 Six Months Ended June 27, 2026 and June 28, 2025	5

	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS Six Months Ended June 27, 2026 and June 28, 2025	6

	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION	17

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

	SIGNATURES	20

PART I.          FINANCIAL INFORMATION

ITEM 1: Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 27, 2026	December 27, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$25,834,500	$10,295,700
Restricted cash	150,000	165,000
Receivables, less allowance for credit losses of $500 and $500	1,843,400	1,483,500
Income tax receivable	436,800	463,600
Inventories	656,900	362,500
Prepaid expenses	1,846,100	1,325,700
Total current assets	30,767,700	14,096,000
Property and equipment, net	1,086,300	1,219,000
Operating lease right of use asset	1,577,700	1,761,500
Intangible assets, net	2,109,300	2,286,300
Capitalized software	2,210,300	—
Goodwill	607,500	607,500
Other assets	526,600	506,400
Deferred income taxes	4,304,800	4,407,400
	$43,190,200	$24,884,100

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$2,113,100	$1,673,900
Accrued liabilities	4,422,500	2,324,800
Deferred revenue	1,669,100	1,667,300
Total current liabilities	8,204,700	5,666,000
Long-term Liabilities:
Line of credit/Term loan	30,000,000	30,000,000
Notes payable, net of unamortized debt issuance costs of $29,800 and $39,000	29,970,200	29,961,000
Deferred revenue	8,417,400	8,350,100
Operating lease liabilities	2,054,800	2,414,200
Other liabilities	2,165,800	2,175,200
Total long-term liabilities	72,608,200	72,900,500
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,587,079 and 3,571,861 shares issued and outstanding	23,110,400	19,612,800
Retained earnings (accumulated deficit)	(60,733,100)	(73,295,200)
Total shareholders' equity (deficit)	(37,622,700)	(53,682,400)
	$43,190,200	$24,884,100

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Revenue:
Royalties	$20,117,000	$18,662,100	$39,379,800	$36,436,700
Leasing income	—	46,600	—	2,354,500
Merchandise sales	859,300	803,600	1,513,200	1,744,900
Franchise fees	419,500	338,400	762,400	670,400
Other	570,200	566,100	1,160,300	1,129,900
Total revenue	21,966,000	20,416,800	42,815,700	42,336,400
Cost of merchandise sold	818,500	766,500	1,437,000	1,654,800
Selling, general and administrative expenses	7,506,400	6,589,200	15,376,000	14,024,000
Income from operations	13,641,100	13,061,100	26,002,700	26,657,600
Interest expense	(609,800)	(609,800)	(1,223,700)	(1,223,600)
Interest and other income	155,600	254,600	274,400	404,400
Income before income taxes	13,186,900	12,705,900	25,053,400	25,838,400
Provision for income taxes	(2,792,100)	(2,104,700)	(5,403,800)	(5,280,800)
Net income	$10,394,800	$10,601,200	$19,649,600	$20,557,600
Earnings per share - basic	$2.90	$3.00	$5.49	$5.81
Earnings per share - diluted	$2.81	$2.89	$5.31	$5.60
Weighted average shares outstanding - basic	3,582,087	3,539,437	3,577,169	3,539,042
Weighted average shares outstanding - diluted	3,696,010	3,673,135	3,701,516	3,673,039

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 27, 2025	3,571,861	$19,612,800	$(73,295,200)	$(53,682,400)
Stock options exercised	5,810	1,033,900	—	1,033,900
Compensation expense relating to stock options	—	614,100	—	614,100
Cash dividends ($0.96 per share)	—	—	(3,429,000)	(3,429,000)
Comprehensive income (Net income)	—	—	9,254,700	9,254,700
BALANCE, March 28, 2026	3,577,671	21,260,800	(67,469,500)	(46,208,700)
Stock options exercised	9,408	1,235,400	—	1,235,400
Compensation expense relating to stock options	—	614,200	—	614,200
Cash dividends ($1.02 per share)	—	—	(3,658,400)	(3,658,400)
Comprehensive income (Net income)	—	—	10,394,800	10,394,800
BALANCE, June 27, 2026	3,587,079	23,110,400	(60,733,100)	(37,622,700)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 28, 2024	3,539,744	$14,790,500	$(65,836,600)	$(51,046,100)
Repurchase of common stock	(7,383)	(2,249,900)	—	(2,249,900)
Stock options exercised	210	47,700	—	47,700
Compensation expense relating to stock options	—	536,600	—	536,600
Cash dividends ($0.90 per share)	—	—	(3,186,000)	(3,186,000)
Comprehensive income (Net income)	—	—	9,956,400	9,956,400
BALANCE, March 29, 2025	3,532,571	13,124,900	(59,066,200)	(45,941,300)
Repurchase of common stock	(561)	(168,900)	—	(168,900)
Stock options exercised	16,448	1,538,600	—	1,538,600
Compensation expense relating to stock options	—	529,000	—	529,000
Cash dividends ($0.96 per share)	—	—	(3,398,500)	(3,398,500)
Comprehensive income (Net income)	—	—	10,601,200	10,601,200
BALANCE, June 28, 2025	3,548,458	15,023,600	(51,863,500)	(36,839,900)

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 27, 2026	June 28, 2025
OPERATING ACTIVITIES:
Net income	$19,649,600	$20,557,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	187,600	196,300
Amortization of intangible assets	177,000	177,000
Compensation expense related to stock options	1,228,300	1,065,600
Deferred income taxes	102,600	86,400
Operating lease right of use asset amortization	183,800	166,400
Tax benefits on exercised stock options	742,800	971,200
Change in operating assets and liabilities:
Receivables	(359,900)	(371,500)
Income tax receivable/payable	(716,000)	(1,341,400)
Inventories	(294,400)	35,500
Prepaid expenses	(520,400)	472,500
Other assets	(20,200)	(14,300)
Accounts payable	439,200	(371,700)
Accrued and other liabilities	1,737,900	2,178,000
Deferred revenue	69,200	315,700
Net cash provided by operating activities	22,607,100	24,123,300
INVESTING ACTIVITIES:
Capitalized software	(2,210,300)	—
Purchase of property and equipment	(54,900)	(105,900)
Net cash used for investing activities	(2,265,200)	(105,900)
FINANCING ACTIVITIES:
Repurchases of common stock	—	(2,418,700)
Proceeds from exercises of stock options	2,269,300	1,586,300
Dividends paid	(7,087,400)	(6,584,600)
Net cash used for financing activities	(4,818,100)	(7,417,000)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	15,523,800	16,600,400
Cash, cash equivalents and restricted cash, beginning of period	10,460,700	12,329,800
Cash, cash equivalents and restricted cash, end of period	$25,984,500	$28,930,200
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,207,800	$1,207,800
Cash paid for income taxes	$5,253,000	$5,368,500

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Condensed Balance Sheets to the total of the same amounts shown above:
	Six Months Ended
	June 27, 2026	June 28, 2025
Cash and cash equivalents	$25,834,500	$28,765,200
Restricted cash	150,000	165,000
Total cash, cash equivalents and restricted cash	$25,984,500	$28,930,200

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

Revenues and operating results for the six months ended June 27, 2026 are not necessarily indicative of the results to be expected for the full year.

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

3. Contract Liabilities:

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees. The table below presents the activity of the current and noncurrent deferred franchise revenue during the first six months of 2026 and 2025, respectively:

	June 27, 2026	June 28, 2025
Balance at beginning of period	$10,017,400	$9,687,300
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	1,013,700	1,078,200
Fees earned that were included in the balance at the beginning of the period	(944,600)	(762,500)
Balance at end of period	$10,086,500	$10,003,000

The following table illustrates future estimated revenue to be recognized for the remainder of 2026 and full fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 27, 2026.

Contract Liabilities expected to be recognized in	Amount
2026	$786,800
2027	1,581,400
2028	1,412,000
2029	1,263,600
2030	1,150,000
Thereafter	3,892,700
$10,086,500

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

Leasing income as presented on the Consolidated Condensed Statements of Operations consists of the following:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Operating lease income	—	46,600	—	93,300
Income on sales of equipment under lease	—	—	—	200,000
Other	—	—	—	2,061,200
Leasing income	$—	$46,600	$—	$2,354,500

6. Intangible Assets & Capitalized Software

Intangible assets consist of reacquired franchise rights. The Company amortizes the fair value of the reacquired franchise rights over the contract term of the franchise. The Company recognized $177,000 and $177,000 of amortization expense for the six months ended June 27, 2026 and June 28, 2025, respectively.

The following table illustrates future amortization to be expensed for the remainder of 2026 and full fiscal years thereafter related to reacquired franchise rights as of June 27, 2026.

Amortization expected to be expensed in	Amount
2026	$177,000
2027	354,000
2028	354,000
2029	354,000
2030	354,000
Thereafter	516,300
$2,109,300

Capitalized software consists of costs incurred related to the modernization of our point-of-sale system. Capitalized software has not yet been placed in service.

7. Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Denominator for basic EPS — weighted average common shares	3,582,087	3,539,437	3,577,169	3,539,042
Dilutive shares associated with option plans	113,923	133,698	124,347	133,997
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	3,696,010	3,673,135	3,701,516	3,673,039
Options excluded from EPS calculation — anti-dilutive	20,546	9,398	14,548	11,380

8. Shareholders’ Equity (Deficit):

Dividends

On January 28, 2026, the Company’s Board of Directors approved the payment of a $0.96 per share quarterly cash dividend to shareholders of record at the close of business on February 11, 2026, which was paid on March 2, 2026.

On April 15, 2026, the Company’s Board of Directors approved the payment of a $1.02 per share quarterly cash dividend to shareholders of record at the close of business on May 13, 2026, which was paid on June 1, 2026.

Repurchase of Common Stock

During the first six months of 2026, the Company did not repurchase shares of its common stock. Under the Board of Directors’ authorization, as of June 27, 2026, the Company has the ability to repurchase an additional 70,656 shares of its common stock. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

Stock option activity under the Company’s option plans as of June 27, 2026 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 27, 2025	315,002	$238.30
Granted	32,868	377.89
Exercised	(15,218)	149.12
Forfeited	(1,671)	358.52
Outstanding, June 27, 2026	330,981	$255.65	5.77	$54,435,200
Exercisable, June 27, 2026	238,613	$207.37	4.53	$50,344,300

The fair value of options granted under the Option Plans during the first six months of 2026 and 2025 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Six Months Ended	Six Months Ended
	June 27, 2026	June 28, 2025
Risk free interest rate	4.26%	4.10%
Expected life (years)	6.7	6.0
Expected volatility	28.78%	30.14%
Dividend yield	3.06%	2.51%
Option fair value	$97.36	$117.14

All unexercised options at June 27, 2026 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $1,228,300 and $1,065,600 relating to the vested portion of the fair value of stock options granted was expensed to “Selling, General and Administrative Expenses” in the first six months of 2026 and 2025, respectively. As of June 27, 2026, the Company had $8.0 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 4.0 years.

9. Debt:

Line of Credit/Term Loan

As of June 27, 2026, there were no revolving loans outstanding under the Company’s credit facility with CIBC Bank USA (the “Line of Credit”), leaving $20.0 million available for additional borrowings. As of June 27, 2026, the Company had delayed draw term loan borrowings totaling $30.0 million under the Line of Credit bearing interest ranging from 4.60% to 4.75%.

The Line of Credit has been and will continue to be used for general corporate purposes. The Line of Credit is secured by a lien against substantially all of the Company’s assets, (as the Line of Credit ranks pari passu with the Prudential facilities described below) contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Line of Credit). As of June 27, 2026, the Company was in compliance with all of its financial covenants.

Notes Payable

As of June 27, 2026, the Company had aggregate principal outstanding of $30.0 million under its Note Agreement (“the Note Agreement”) with PGIM, Inc (formerly Prudential Investment Management, Inc.) its affiliates and managed accounts (collectively, “Prudential”) consisting of $30.0 million in principal outstanding from the $30.0 million Series C notes issued in September 2021.

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Note Agreement). As of June 27, 2026, the Company was in compliance with all of its financial covenants.

In connection with the Note Agreement, the Company incurred debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

10. Operating Leases:

As of June 27, 2026, the Company leases its Minnesota corporate headquarters in a facility with an operating lease that expires in December 2029. The remaining lease term for this lease is 3.5 years and the discount rate is 5.5%. The Company recognized $557,400 and $484,800 of rent expense for the periods ended June 27, 2026 and June 28, 2025, respectively.

Maturities of operating lease liabilities is as follows for the remainder of fiscal 2026 and full fiscal years thereafter as of June 27, 2026:

Operating Lease Liabilities expected to be recognized in	Amount
2026	$417,900
2027	851,100
2028	874,600
2029	898,600
2030	—
Thereafter	—
Total lease payments	3,042,200
Less imputed interest	(278,400)
Present value of lease liabilities	$2,763,800

Of the $2.8 million operating lease liability outstanding at June 27, 2026, $0.7 million is included in Accrued liabilities in the Current liabilities section of the Consolidated Condensed Balance Sheets.

Supplemental cash flow information related to our operating leases is as follows for the period ended June 27, 2026:

	Six Months Ended
	June 27, 2026	June 28, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow outflow from operating leases	$410,400	$399,300

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

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Revenue:
Franchising	$21,966,000	$20,370,200	$42,815,700	$39,981,900
Other	—	46,600	—	2,354,500
Total revenue	$21,966,000	$20,416,800	$42,815,700	$42,336,400

Franchising segment operating expenses:
Merchandise COGS	$818,500	$766,500	$1,437,000	$1,654,800
Selling, general and administrative expenses	7,506,400	6,585,000	15,376,000	13,936,300
Total franchising segment expenses	$8,324,900	$7,351,500	$16,813,000	$15,591,100

Reconciliation to operating income:
Franchising segment income from operations	$13,641,100	$13,018,700	$26,002,700	$24,390,900
Other operating segment income from operations	—	42,400	—	2,266,700
Total income from operations	$13,641,100	$13,061,100	$26,002,700	$26,657,600

Depreciation and amortization:
Franchising	$180,900	$187,600	$364,600	$373,300
Other	—	—	—	—
Total depreciation and amortization	$180,900	$187,600	$364,600	$373,300

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Winmark – the Resale Company is focused on sustainability and small business formation. As of June 27, 2026, we had 1,389 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands. Our business is not capital intensive and is designed to generate consistent, recurring revenue and strong operating margins.

The financial criteria that management closely tracks to evaluate current business operations and future prospects include royalties and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees. During the first six months of 2026, our royalties increased $2.9 million or 8.1% compared to the first six months of 2025.

Management continually monitors the level and timing of selling, general and administrative expenses. The major components of selling, general and administrative expenses include compensation and benefits, marketing and advertising, professional services, and occupancy. During the first six months of 2026, selling, general and administrative expenses increased $1.4 million, or 9.6% compared to the first six months of 2025.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals. The following is a summary of our net store growth and renewal activity for the first six months ended June 27, 2026:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/27/2025	OPENED	CLOSED	6/27/2026	RENEWAL	RENEWALS	% RENEWED
Plato’s Closet	526	6	(2)	530	17	17	100%
Once Upon A Child	441	7	(3)	445	21	21	100%
Play It Again Sports	309	5	(2)	312	8	8	100%
Style Encore	67	—	(1)	66	1	1	100%
Music Go Round	35	1	—	36	3	3	100%
Total Franchised Stores	1,378	19	(8)	1,389	50	50	100%

Renewal activity is a key focus area for management. Our franchisees sign 10-year agreements with us. The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties. During the first six months of 2026, we renewed 50 of the 50 franchise agreements available for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025

Revenue:
Royalties	91.6%	91.4%	92.0%	86.1%
Leasing income	—	0.2	—	5.6
Merchandise sales	3.9	3.9	3.5	4.1
Franchise fees	1.9	1.7	1.8	1.6
Other	2.6	2.8	2.7	2.6
Total revenue	100.0	100.0	100.0	100.0

Cost of merchandise sold	(3.7)	(3.7)	(3.4)	(3.9)
Selling, general and administrative expenses	(34.2)	(32.3)	(35.9)	(33.1)
Income from operations	62.1	64.0	60.7	63.0
Interest expense	(2.8)	(3.0)	(2.9)	(2.9)
Interest and other income	0.7	1.2	0.7	1.0
Income before income taxes	60.0	62.2	58.5	61.1
Provision for income taxes	(12.7)	(10.3)	(12.6)	(12.5)
Net income	47.3%	51.9%	45.9%	48.6%

Comparison of Three Months Ended June 27, 2026 to Three Months Ended June 28, 2025

Revenue

Revenues for the quarter ended June 27, 2026 totaled $22.0 million compared to $20.4 million for the comparable period in 2025.

Royalties and Franchise Fees

Royalties increased to $20.1 million for the second quarter of 2026 from $18.7 million for the second quarter of 2025, a 7.8% increase. The increase is primarily from higher franchise retail sales and, to a lesser extent, from having additional franchise stores in the second quarter of 2026 compared to the same period in 2025.

Franchise fees of $0.4 million for the second quarter of 2026 were comparable to $0.3 million for the second quarter of 2025.

Leasing Income

We had no leasing income for the second quarter of 2026 compared to $46,600 for the same period in 2025. As of December 27, 2025, the previously announced run-off of the leasing portfolio was completed and we no longer have any leasing customers or leased assets.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales of $0.9 million for the second quarter of 2026 were comparable to $0.8 million in the same period of 2025.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold of $0.8 million for the second quarter of 2026 was comparable to $0.8 million in the same period of 2025. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the second quarter of 2026 and 2025 was 95.3% and 95.4%, respectively.

Selling, General and Administrative

Selling, general and administrative expenses increased 13.9% to $7.5 million in the second quarter of 2026 compared to $6.6 million in the same period of 2025. The increase was primarily due to an increase in compensation related expenses for the Company’s investments in technology and marketing, the timing of advertising production expense, and outside services.

Interest Expense

Interest expense of $0.6 million for the second quarter of 2026 was comparable to $0.6 million for the second quarter of 2025.

Income Taxes

The provision for income taxes was calculated at an effective rate of 21.2% and 16.6% for the second quarter of 2026 and 2025, respectively. The increase is primarily due to less tax benefits on the exercise of non-qualified stock options during the second quarter of 2026 compared to the second quarter of 2025.

Comparison of Six Months Ended June 27, 2026 to Six Months Ended June 28, 2025

Revenue

Revenues for the first six months of 2026 totaled $42.8 million compared to $42.3 million for the comparable period in 2025.

Royalties and Franchise Fees

Royalties increased to $39.4 million for the first six months of 2026 from $36.4 million for the first six months of 2025, an 8.1% increase. The increase is primarily from higher franchise retail sales, and, to a lesser extent, from having additional franchise stores in the first six months of 2026 compared to the same period in 2025.

Franchise fees of $0.8 million for the first six months of 2026 were comparable to $0.7 million for the first six months of 2025.

Leasing Income

We had no leasing income for the first six months of 2026 compared to $2.4 million for the same period in 2025. Leasing income in the first six months of 2025 reflected the settlement of customer litigation. As of December 27, 2025, the previously announced run-off of the leasing portfolio was completed and we no longer have any leasing customers or leased assets.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales decreased to $1.5 million for the first six months of 2026 compared to $1.7 million in the same period of 2025. The decrease is primarily due to a decrease in technology purchases by our franchisees.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold decreased to $1.4 million for the first six months of 2026 compared to $1.7 million in the same period of 2025. The decrease is due to a decrease in Direct Franchise Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first six months of 2026 and 2025 was 95.0% and 94.8%, respectively.

Selling, General and Administrative

Selling, general and administrative expenses increased 9.6% to $15.4 million in the first six months of 2026 compared to $14.0 million in the same period of 2025. The increase was primarily due to an increase in compensation related expenses for the Company’s investments in technology and marketing.

Interest Expense

Interest expense of $1.2 million for the first six months of 2026 was comparable to $1.2 million for the first six months of 2025.

Income Taxes

The provision for income taxes was calculated at an effective rate of 21.6% and 20.4% for the first six months of 2026 and 2025, respectively. The increase is primarily due to lower tax benefits on the exercise of non-qualified stock options during the first six months of 2026 compared to the first six months of 2025.

Segment Comparison of Three Months Ended June 27, 2026 to Three Months Ended June 28, 2025

Franchising Segment Operating Income

The franchising segment’s operating income for the second quarter of 2026 increased to $13.6 million from $13.0 million for the second quarter of 2025. The increase in segment contribution was due to increased royalty revenues, partially offset by an increase in selling, general, and administrative expenses.

Other Operating Segment Income

The other operating segment income for the second quarter of 2026 was $0 compared to $42,400 for the second quarter of 2025.

Segment Comparison of Six Months Ended June 27, 2026 to Six Months Ended June 28, 2025

Franchising Segment Income

The franchising segment operating income for the first six months of 2026 increased to $26.0 million from $24.4 million for the first six months of 2025. The increase in segment contribution was due to increased royalty revenues, partially offset by an increase in selling, general and administrative expenses.

Other Operating Segment Income

The other operating segment income for the first six months of 2026 was $0.0 million compared to $2.3 million for the first six months of 2025. The segment contribution in the first six months of 2025 reflected the settlement of customer litigation.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flows from operations and borrowings. The components of the Consolidated Condensed Statements of Operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and amortization and compensation expense related to stock options.

We ended the second quarter of 2026 with $26.0 million in cash, cash equivalents and restricted cash compared to $28.9 million in cash, cash equivalents and restricted cash at the end of the second quarter of 2025.

Operating activities provided $22.6 million of cash during the first six months of 2026, compared to $24.1 million provided during the same period last year. The decrease in cash provided by operating activities during the first six months of 2026 compared to 2025 was primarily due to a decrease in net income.

Investing activities used $2.3 million of cash during the first six months of 2026, compared to $0.1 million used during the same period last year. The 2026 activities primarily consisted of software development costs related to the modernization of our point-of-sale system.

Financing activities used $4.8 million of cash during the first six months of 2026. Our most significant financing activities during the first six months of 2026 consisted of $7.1 million for the payment of dividends; partially offset by $2.3 million of proceeds from exercise of stock options. See Note 8 — “Shareholders’ Equity Deficit.”

Our debt facilities include a Line of Credit with CIBC Bank USA and a Note Agreement with Prudential. These facilities have been and will continue to be used for general corporate purposes, are secured by a lien against substantially all of our assets, contain customary financial conditions and covenants, and require maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the agreements governing the facilities). As of June 27, 2026, we were in compliance with all of the financial covenants under the Line of Credit and the Note Agreement.

The Line of Credit provides for up to $20.0 million in revolving loans and $30.0 million in delayed draw term loans. As of June 27, 2026, we had no revolving loans outstanding, and had delayed draw term loan borrowings totaling $30.0 million that mature in 2029.

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

As of the date of this report we believe that the combination of our cash on hand, the cash generated from our business and our Line of Credit will be adequate to fund our planned operations through 2027.

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At June 27, 2026, the Company’s Line of Credit with CIBC Bank USA included a commitment for revolving loans of $20.0 million. The interest rates applicable to revolving loans are based on either the bank’s base rate or SOFR for short-term borrowings (twelve months or less). The Company had no revolving loans outstanding at June 27, 2026 under this Line of Credit. The Company had no interest rate derivatives in place at June 27, 2026. The Company’s fixed rate debt exposes the company to changes in the market interest rate only to the extent that the Company may need to refinance maturing debt with new debt at a higher rate.

None of the Company’s cash and cash equivalents at June 27, 2026 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the six months ended June 27, 2026. During fiscal 2025, approximately 9.1% of the Company’s total revenues and a de minimis amount of expenses were denominated in a foreign currency. Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $782,700. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 1A: Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 27, 2025.  If any of those factors were to occur, they could materially adversely affect our financial condition or future results, and could cause our actual results to differ materially from those expressed in its forward-looking statements in this report. Except as set forth below, we are aware of no material changes to the Risk Factors discussed in our Annual Report on Form 10-K for the year ended December 27, 2025.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company’s common stock repurchases during the second quarter of 2026.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

March 29, 2026 to May 2, 2026	—	$—	—	70,656
May 3, 2026 to May 30, 2026	—	$—	—	70,656
May 31, 2026 to June 27, 2026	—	$—	—	70,656
(1)	The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date. The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and as of June 27, 2026 was limited to 5,400,000 shares, of which 70,656 may still be repurchased.

ITEM 3: Defaults Upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

During the six months ended June 27, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended June 27, 2026, formatted in Inline XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Shareholders’ Equity (Deficit), (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended June 27, 2026, formatted in Inline XBRL (contained in Exhibit 101).

*Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINMARK CORPORATION

Date: July 15, 2026	By:	/s/ Brett D. Heffes
Brett D. Heffes Chair of the Board and Chief Executive Officer (principal executive officer)

Date: July 15, 2026	By:	/s/ Anthony D. Ishaug
		Anthony D. Ishaug Chief Financial Officer and Treasurer (principal financial and accounting officer)