Form 10-Q
period 2026-09-26
WINMARK CORP
filed 2026-10-14
CIK 908315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2026

or

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

Yes ☐              No ☒

Common stock, no par value, 3,559,195 shares outstanding as of October 12, 2026.

WINMARK CORPORATION AND SUBSIDIARIES

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	CONSOLIDATED CONDENSED BALANCE SHEETS September 26, 2026 and December 27, 2025	3

	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS Three Months Ended September 26, 2026 and September 27, 2025 Nine Months Ended September 26, 2026 and September 27, 2025	4

	CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) Three Months Ended September 26, 2026 and September 27, 2025 Nine Months Ended September 26, 2026 and September 27, 2025	5

	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS Nine Months Ended September 26, 2026 and September 27, 2025	6

	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION	19

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

	SIGNATURES	22

PART I.          FINANCIAL INFORMATION

ITEM 1: Financial Statements

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 26, 2026	December 27, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$27,964,200	$10,295,700
Restricted cash	150,000	165,000
Receivables, less allowance for credit losses of $500 and $500	2,253,300	1,483,500
Income tax receivable	—	463,600
Inventories	789,200	362,500
Prepaid expenses	1,447,200	1,325,700
Total current assets	32,603,900	14,096,000
Property and equipment, net	1,214,400	1,219,000
Operating lease right of use asset	1,482,300	1,761,500
Intangible assets, net	2,020,800	2,286,300
Capitalized software	2,272,400	—
Goodwill	607,500	607,500
Other assets	528,500	506,400
Deferred income taxes	4,304,900	4,407,400
	$45,034,700	$24,884,100

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,824,800	$1,673,900
Income tax payable	100,200	—
Accrued liabilities	6,612,500	2,324,800
Deferred revenue	1,666,900	1,667,300
Total current liabilities	10,204,400	5,666,000
Long-term Liabilities:
Line of credit/Term loan	30,000,000	30,000,000
Notes payable, net of unamortized debt issuance costs of $25,300 and $39,000	29,974,700	29,961,000
Deferred revenue	8,447,400	8,350,100
Operating lease liabilities	1,869,500	2,414,200
Other liabilities	1,936,000	2,175,200
Total long-term liabilities	72,227,600	72,900,500
Shareholders’ Equity (Deficit):
Common stock, no par value, 10,000,000 shares authorized, 3,559,195 and 3,571,861 shares issued and outstanding	15,181,700	19,612,800
Retained earnings (accumulated deficit)	(52,579,000)	(73,295,200)
Total shareholders' equity (deficit)	(37,397,300)	(53,682,400)
	$45,034,700	$24,884,100

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Revenue:
Royalties	$21,707,800	$20,911,300	$61,087,600	$57,348,000
North American advertising fund	3,825,300	—	3,825,300	—
Software	497,100	93,100	678,900	278,900
Franchise fees	330,100	417,600	1,092,500	1,088,100
Merchandise sales	1,031,500	693,600	2,544,700	2,438,500
Leasing income	—	46,600	—	2,401,100
Other	498,700	470,700	1,477,200	1,414,800
Total revenue	27,890,500	22,632,900	70,706,200	64,969,400
North American advertising fund expense	3,825,300	—	3,825,300	—
Cost of merchandise sold	947,300	663,300	2,384,200	2,318,100
Selling, general and administrative expenses	7,332,100	7,046,400	22,708,200	21,070,500
Income from operations	15,785,800	14,923,200	41,788,500	41,580,800
Interest expense	(610,300)	(610,300)	(1,834,000)	(1,833,900)
Interest and other income	242,100	310,300	516,500	714,800
Income before income taxes	15,417,600	14,623,200	40,471,000	40,461,700
Provision for income taxes	(3,599,500)	(3,486,700)	(9,003,300)	(8,767,500)
Net income	$11,818,100	$11,136,500	$31,467,700	$31,694,200
Earnings per share - basic	$3.29	$3.13	$8.79	$8.94
Earnings per share - diluted	$3.21	$3.02	$8.51	$8.61
Weighted average shares outstanding - basic	3,588,328	3,553,211	3,581,906	3,543,766

Weighted average shares outstanding - diluted	3,685,668	3,693,154	3,697,251	3,679,745

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 27, 2025	3,571,861	$19,612,800	$(73,295,200)	$(53,682,400)
Stock options exercised	5,810	1,033,900	—	1,033,900
Compensation expense relating to stock options	—	614,100	—	614,100
Cash dividends ($0.96 per share)	—	—	(3,429,000)	(3,429,000)
Comprehensive income (Net income)	—	—	9,254,700	9,254,700
BALANCE, March 28, 2026	3,577,671	21,260,800	(67,469,500)	(46,208,700)
Stock options exercised	9,408	1,235,400	—	1,235,400
Compensation expense relating to stock options	—	614,200	—	614,200
Cash dividends ($1.02 per share)	—	—	(3,658,400)	(3,658,400)
Comprehensive income (Net income)	—	—	10,394,800	10,394,800
BALANCE, June 27, 2026	3,587,079	23,110,400	(60,733,100)	(37,622,700)
Repurchase of common stock	(33,024)	(9,845,600)	—	(9,845,600)
Stock options exercised	5,140	1,227,900	—	1,227,900
Compensation expense relating to stock options	—	689,000	—	689,000
Cash dividends ($1.02 per share)	—	—	(3,664,000)	(3,664,000)
Comprehensive income (Net income)	—	—	11,818,100	11,818,100
BALANCE, September 26, 2026	3,559,195	15,181,700	(52,579,000)	(37,397,300)

			Retained
			Earnings
	Common Stock		(Accumulated
	Shares	Amount	Deficit)	Total
BALANCE, December 28, 2024	3,539,744	$14,790,500	$(65,836,600)	$(51,046,100)
Repurchase of common stock	(7,383)	(2,249,900)	—	(2,249,900)
Stock options exercised	210	47,700	—	47,700
Compensation expense relating to stock options	—	536,600	—	536,600
Cash dividends ($0.90 per share)	—	—	(3,186,000)	(3,186,000)
Comprehensive income (Net income)	—	—	9,956,400	9,956,400
BALANCE, March 29, 2025	3,532,571	13,124,900	(59,066,200)	(45,941,300)
Repurchase of common stock	(561)	(168,900)	—	(168,900)
Stock options exercised	16,448	1,538,600	—	1,538,600
Compensation expense relating to stock options	—	529,000	—	529,000
Cash dividends ($0.96 per share)	—	—	(3,398,500)	(3,398,500)
Comprehensive income (Net income)	—	—	10,601,200	10,601,200
BALANCE, June 28, 2025	3,548,458	15,023,600	(51,863,500)	(36,839,900)
Repurchase of common stock	—	—	—	—
Stock options exercised	13,092	2,167,700	—	2,167,700
Compensation expense relating to stock options	—	601,400	—	601,400
Cash dividends ($0.90 per share)	—	—	(3,406,900)	(3,406,900)
Comprehensive income (Net income)	—	—	11,136,500	11,136,500
BALANCE, September 27, 2025	3,561,550	$17,792,700	$(44,133,900)	$(26,341,200)

The accompanying notes are an integral part of these financial statements.

WINMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 26, 2026	September 27, 2025
OPERATING ACTIVITIES:
Net income	$31,467,700	$31,694,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	281,300	295,500
Amortization of intangible assets	265,500	265,500
Compensation expense related to stock options	1,917,200	1,666,900
Deferred income taxes	102,600	160,100
Operating lease right of use asset amortization	279,200	252,700
Tax benefits on exercised stock options	898,800	1,091,900
Change in operating assets and liabilities:
Receivables	(769,800)	(316,500)
Income tax receivable/payable	(335,000)	(998,500)
Inventories	(426,700)	113,900
Prepaid expenses	(121,600)	(44,500)
Other assets	(22,100)	(5,000)
Accounts payable	150,900	(188,800)
Accrued and other liabilities	1,763,500	2,054,900
Deferred revenue	96,900	331,500
Net cash provided by operating activities	35,548,400	36,373,800
INVESTING ACTIVITIES:
Capitalized software	(2,272,400)	—
Purchase of property and equipment	(276,700)	(172,700)
Net cash used for investing activities	(2,549,100)	(172,700)
FINANCING ACTIVITIES:
Repurchases of common stock	(8,091,600)	(2,418,700)
Proceeds from exercises of stock options	3,497,200	3,754,000
Dividends paid	(10,751,400)	(9,991,400)
Net cash used for financing activities	(15,345,800)	(8,656,100)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	17,653,500	27,545,000
Cash, cash equivalents and restricted cash, beginning of period	10,460,700	12,329,800
Cash, cash equivalents and restricted cash, end of period	$28,114,200	$39,874,800

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,802,900	$1,815,500
Cash paid for income taxes	$8,210,800	$8,514,100

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES

During the nine months ended September 26, 2026, the Company repurchased $9.85 million of its common stock under its share repurchase program. At September 26, 2026, $1.75 million of such repurchases was included in Accrued liabilities within the Consolidated Condensed Balance Sheets. Cash payments for repurchased shares during the quarter totaled $8.10 million

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Condensed Balance Sheets to the total of the same amounts shown above:
	Nine Months Ended
	September 26, 2026	September 27, 2025
Cash and cash equivalents	$27,964,200	$39,734,800
Restricted cash	150,000	140,000
Total cash, cash equivalents and restricted cash	$28,114,200	$39,874,800

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

Revenues and operating results for the nine months ended September 26, 2026 are not necessarily indicative of the results to be expected for the full year.

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

3. Contract Liabilities:

The Company’s contract liabilities for its franchise revenues consist of deferred revenue associated with franchise fees and software license fees. The table below presents the activity of the current and noncurrent deferred franchise revenue during the first nine months of 2026 and 2025, respectively:

	September 26, 2026	September 27, 2025
Balance at beginning of period	$10,017,400	$9,687,300
Franchise and software license fees collected from franchisees, excluding amount earned as revenue during the period	1,432,300	1,567,200
Fees earned that were included in the balance at the beginning of the period	(1,335,400)	(1,235,700)
Balance at end of period	$10,114,300	$10,018,800

The following table illustrates future estimated revenue to be recognized for the remainder of 2026 and full fiscal years thereafter related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 26, 2026.

Contract Liabilities expected to be recognized in	Amount
2026	$412,900
2027	1,622,700
2028	1,453,300
2029	1,304,900
2030	1,191,300
Thereafter	4,129,200
$10,114,300

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

5. North American Advertising Fund

During the three months ended September 26, 2026, the Company implemented the Plato's Closet North American Advertising Fund (the “Ad Fund”). Franchisees of Plato’s Closet stores contribute 2% of sales to the Ad Fund. Contributions and expenditures are reported on a gross basis in the Consolidated Condensed Statement of Operations within North American advertising fund revenue and North American advertising fund expense, respectively. Contributions to the Ad Fund will be used to generate Plato’s Closet specific creative, working media and marketing infrastructure improvements to increase brand visibility. A portion of the Ad Fund proceeds will cover reasonable costs incurred by Winmark for administering the Ad Fund, including investments in personnel or contractors and continued investments in marketing activities. The Company recognized $3.8 million of advertising fund revenue and $3.8 million of related advertising fund expense during the three months ended September 26, 2026.

6. Leasing Operations:

In May 2021, the Company made the decision to no longer solicit new leasing customers and pursue an orderly run-off for its leasing portfolio. As of December 27, 2025, the run-off of the portfolio was completed and the Company no longer has any leasing customers or leased assets.

Leasing income as presented on the Consolidated Condensed Statements of Operations consists of the following:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Operating lease income	—	46,600	—	139,900
Income on sales of equipment under lease	—	—	—	200,000
Other	—	—	—	2,061,200
Leasing income	$—	$46,600	$—	$2,401,100

7. Intangible Assets & Capitalized Software

Intangible assets consist of reacquired franchise rights. The Company amortizes the fair value of the reacquired franchise rights over the contract term of the franchise. The Company recognized $265,500 and $265,500 of amortization expense for the nine months ended September 26, 2026 and September 27, 2025, respectively.

The following table illustrates future amortization to be expensed for the remainder of 2026 and full fiscal years thereafter related to reacquired franchise rights as of September 26, 2026.

Amortization expected to be expensed in	Amount
2026	$88,500
2027	354,000
2028	354,000
2029	354,000
2030	354,000
Thereafter	516,300
$2,020,800

Capitalized software consists of costs incurred related to the modernization of our point-of-sale system. Capitalized software has not yet been placed in service.

8. Earnings Per Share:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Denominator for basic EPS — weighted average common shares	3,588,328	3,553,211	3,581,906	3,543,766
Dilutive shares associated with option plans	97,340	139,943	115,345	135,979
Denominator for diluted EPS — weighted average common shares and dilutive potential common shares	3,685,668	3,693,154	3,697,251	3,679,745
Options excluded from EPS calculation — anti-dilutive	33,661	6,312	19,943	11,723

9. Shareholders’ Equity (Deficit):

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

On July 15, 2026, the Company’s Board of Directors approved the payment of a $1.02 per share quarterly cash dividend to shareholders of record at the close of business on August 12, 2026, which was paid on September 1, 2026.

Repurchase of Common Stock

During the first nine months of 2026, the Company repurchased 33,024 shares of its common stock for an aggregate purchase price of $9.8 million. Under the Board of Directors’ authorization, as of September 26, 2026, the Company has the ability to repurchase an additional 37,632 shares of its common stock. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Option Plans and Stock-Based Compensation

Stock option activity under the Company’s option plans as of September 26, 2026 was as follows:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding, December 27, 2025	315,002	$238.30
Granted	32,868	377.89
Exercised	(20,358)	171.78
Forfeited	(1,866)	365.90
Outstanding, September 26, 2026	325,646	$255.81	5.52	$22,886,200
Exercisable, September 26, 2026	234,028	$207.09	4.27	$22,400,400

The fair value of options granted under the Option Plans during the first nine months of 2026 and 2025 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Nine Months Ended	Nine Months Ended
	September 26, 2026	September 27, 2025
Risk free interest rate	4.26%	4.05%
Expected life (years)	6.7	6.8
Expected volatility	28.78%	29.31%
Dividend yield	3.06%	2.70%
Option fair value	$97.36	$109.37

All unexercised options at September 26, 2026 have an exercise price equal to the fair market value on the date of the grant.

Compensation expense of $1,917,200 and $1,666,900 relating to the vested portion of the fair value of stock options granted was expensed to selling, general and administrative expenses in the first nine months of 2026 and 2025, respectively. As of September 26, 2026, the Company had $7.3 million of total unrecognized compensation expense related to stock options that is expected to be recognized over the remaining weighted average vesting period of approximately 3.8 years.

10. Debt:

Line of Credit/Term Loan

As of September 26, 2026, there were no revolving loans outstanding under the Company’s credit facility with CIBC Bank USA (the “Line of Credit”), leaving $20.0 million available for additional borrowings. As of September 26, 2026, the Company had delayed draw term loan borrowings totaling $30.0 million under the Line of Credit bearing interest ranging from 4.60% to 4.75%.

The Line of Credit has been and will continue to be used for general corporate purposes. The Line of Credit is secured by a lien against substantially all of the Company’s assets, (as the Line of Credit ranks pari passu with the Prudential facilities described below) contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Line of Credit). As of September 26, 2026, the Company was in compliance with all of its financial covenants.

Notes Payable

As of September 26, 2026, the Company had aggregate principal outstanding of $30.0 million under its Note Agreement (“the Note Agreement”) with PGIM, Inc (formerly Prudential Investment Management, Inc.) its affiliates and managed accounts (collectively, “Prudential”) consisting of $30.0 million in principal outstanding from the $30.0 million Series C notes issued in September 2021.

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

The Company’s obligations under the Note Agreement are secured by a lien against substantially all of the Company’s assets (as the notes rank pari passu with the Line of Credit), and the Note Agreement contains customary financial conditions and covenants, and requires maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the Note Agreement). As of September 26, 2026, the Company was in compliance with all of its financial covenants.

In connection with the Note Agreement, the Company incurred debt issuance costs, of which unamortized amounts are presented as a direct deduction from the carrying amount of the related liability.

11. Operating Leases:

As of September 26, 2026, the Company leases its Minnesota corporate headquarters in a facility with an operating lease that expires in December 2029. The remaining lease term for this lease is 3.25 years and the discount rate is 5.5%. The Company recognized $847,500 and $761,100 of rent expense for the periods ended September 26, 2026 and September 27, 2025, respectively.

Maturities of operating lease liabilities are as follows for the remainder of fiscal 2026 and full fiscal years thereafter as of September 26, 2026:

Operating Lease Liabilities expected to be recognized in	Amount
2026	$210,800
2027	851,100
2028	874,600
2029	898,700
2030	—
Thereafter	—
Total lease payments	2,835,200
Less imputed interest	(241,200)
Present value of lease liabilities	$2,594,000

Of the $2.6 million operating lease liability outstanding at September 26, 2026, $0.7 million is included in Accrued liabilities in the Current liabilities section of the Consolidated Condensed Balance Sheets.

Supplemental cash flow information related to our operating leases is as follows for the period ended September 26, 2026:

	Nine Months Ended
	September 26, 2026	September 27, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow outflow from operating leases	$617,400	$669,200

12. Segment Reporting:

The Company currently has one reportable operating segment, franchising. The franchising segment franchises value-oriented retail store concepts that buy, sell and trade merchandise. During 2026, the Company had no other operating segment, and all revenues and expenses were included in the franchising segment. Comparative 2025 information for the former non-reportable operating segment reflects the Company’s equipment leasing business, for which the run-off was completed as of December 27, 2025. Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its business. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The Company’s CODM primarily reviews revenue and income from operations for purposes of allocating resources and evaluating financial performance. Expenses are reviewed on a consolidated basis. The Company’s internal management reporting is the basis for the information disclosed for its operating segment. The following tables summarize financial information by segment and provide a reconciliation of segment contribution to income from operations:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Revenue:
Franchising	$27,890,500	$22,586,300	$70,706,200	$62,568,300
Former other operating segment	—	46,600	—	2,401,100
Total revenue	$27,890,500	$22,632,900	$70,706,200	$64,969,400

Franchising segment operating expenses:
North American advertising fund expense	3,825,300	—	3,825,300	—
Merchandise COGS	$947,300	$663,300	$2,384,200	$2,318,100
Selling, general and administrative expenses	7,332,100	7,042,700	22,708,200	20,979,000
Total franchising segment expenses	$12,104,700	$7,706,000	$28,917,700	$23,297,100

Reconciliation to operating income:
Franchising segment income from operations	$15,785,800	$14,880,300	$41,788,500	$39,271,200
Former other operating segment income from operations	—	42,900	—	2,309,600
Total income from operations	$15,785,800	$14,923,200	$41,788,500	$41,580,800

Depreciation and amortization:
Franchising	$211,600	$187,700	$546,800	$561,000
Other	—	—	—	—
Total depreciation and amortization	$211,600	$187,700	$546,800	$561,000

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Winmark – the Resale Company is focused on sustainability and small business formation. As of September 26, 2026, we had 1,398 franchises operating under the Plato’s Closet, Once Upon A Child, Play It Again Sports, Style Encore and Music Go Round brands. Our business is not capital intensive and is designed to generate consistent, recurring revenue and strong operating margins.

The financial criteria that management closely tracks to evaluate current business operations and future prospects include royalties and selling, general and administrative expenses.

Our most significant source of franchising revenue is royalties received from our franchisees. During the first nine months of 2026, our royalties increased $3.7 million or 6.5% compared to the first nine months of 2025.

During the three months ended September 26, 2026, the Company implemented the Plato's Closet North American Advertising Fund. Franchisees of Plato’s Closet stores contribute 2% of sales to the Ad Fund. Contributions and expenditures are reported on a gross basis in the Consolidated Condensed Statement of Operations within North American advertising fund revenue and North American advertising fund expense, respectively. Contributions to the Ad Fund will be used to generate Plato’s Closet specific creative, working media and marketing infrastructure improvements to increase brand visibility. A portion of the Ad Fund proceeds will cover reasonable costs incurred by Winmark for administering the Ad Fund, including investments in personnel or contractors and continued investments in marketing activities.

Management continually monitors the level and timing of selling, general and administrative expenses. The major components of selling, general and administrative expenses include compensation and benefits, marketing and advertising, professional services, and occupancy. During the first nine months of 2026, selling, general and administrative expenses increased $1.6 million, or 7.8% compared to the first nine months of 2025.

Management also monitors several nonfinancial factors in evaluating the current business operations and future prospects including franchise openings and closings and franchise renewals. The following is a summary of our net store growth and renewal activity for the first nine months ended September 26, 2026:

					AVAILABLE
	TOTAL			TOTAL	FOR	COMPLETED
	12/27/2025	OPENED	CLOSED	9/26/2026	RENEWAL	RENEWALS	% RENEWED
Plato’s Closet	526	7	(3)	530	28	28	100%
Once Upon A Child	441	15	(5)	451	31	31	100%
Play It Again Sports	309	11	(5)	315	12	12	100%
Style Encore	67	—	(2)	65	3	3	100%
Music Go Round	35	2	—	37	3	3	100%
Total Franchised Stores	1,378	35	(15)	1,398	77	77	100%

Renewal activity is a key focus area for management. Our franchisees sign 10-year agreements with us. The renewal of existing franchise agreements as they approach their expiration is an indicator that management monitors to determine the health of our business and the preservation of future royalties. During the first nine months of 2026, we renewed 77 of the 77 franchise agreements available for renewal.

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

Results of Operations

The following table sets forth selected information from our Consolidated Condensed Statements of Operations expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

Revenue:
Royalties	77.8%	92.4%	86.4%	88.3%
Leasing income	—	0.2	—	3.7
North American advertising fund	13.7	—	5.4	—
Software	1.8	0.4	1.0	0.4
Merchandise sales	3.7	3.1	3.6	3.7
Franchise fees	1.2	1.8	1.5	1.7
Other	1.8	2.1	2.1	2.2
Total revenue	100.0	100.0	100.0	100.0

Cost of merchandise sold	(3.4)	(2.9)	(3.4)	(3.6)
North American advertising fund expense	(13.7)	—	(5.4)	—
Selling, general and administrative expenses	(26.3)	(31.2)	(32.1)	(32.4)
Income from operations	56.6	65.9	59.1	64.0
Interest expense	(2.2)	(2.7)	(2.6)	(2.8)
Interest and other income	0.9	1.4	0.7	1.1
Income before income taxes	55.3	64.6	57.2	62.3
Provision for income taxes	(12.9)	(15.4)	(12.7)	(13.5)
Net income	42.4%	49.2%	44.5%	48.8%

Comparison of Three Months Ended September 26, 2026 to Three Months Ended September 27, 2025

Revenue

Revenues for the quarter ended September 26, 2026 totaled $27.9 million compared to $22.6 million for the comparable period in 2025.

Royalties and Franchise Fees

Royalties increased to $21.7 million for the third quarter of 2026 from $20.9 million for the third quarter of 2025, a 3.8% increase. The increase is primarily from higher franchise retail sales, and to a lesser extent, from having additional franchise stores in the third quarter of 2026 compared to the same period in 2025.

Franchise fees were $0.3 million for the third quarter of 2026 compared to $0.4 million for the third quarter of 2025.

North American Advertising Fund

Contributions for the North American Advertising Fund were $3.8 million for the third quarter of 2026. Contributions for the Ad Fund commenced July 1, 2026. There were no contributions in 2025.

Software

Software increased to $0.5 million for the third quarter of 2026 from $0.1 million for the third quarter of 2025 primarily due to the introduction of a $295 monthly software fee per store location that commenced on September 1, 2026.

Leasing Income

We had no leasing income for the first nine months of 2026 compared to $46,600 for the same period in 2025. As of December 27, 2025, the previously announced run-off of the leasing portfolio was completed and we no longer have any leasing customers or leased assets.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales increased to $1.0 million for the third quarter of 2026 from $0.7 million in the same period of 2025. The increase is primarily due to an increase in technology purchases by our franchisees.

North American Advertising Fund Expense

North American advertising fund expense was $3.8 million for the third quarter of 2026. There were no expenses in 2025.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold increased to $0.9 million for the third quarter of 2026 from $0.7 million in the same period of 2025. The increase is due to an increase in Direct Franchise Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the third quarter of 2026 and 2025 was 91.8% and 95.6%, respectively.

Selling, General and Administrative

Selling, general and administrative expenses increased 4.1% to $7.3 million in the third quarter of 2026 compared to $7.0 million in the same period of 2025. The increase was primarily due to an increase in compensation related expenses for the Company’s investments in technology and marketing.

Interest Expense

Interest expense of $0.6 million for the third quarter of 2026 was comparable to $0.6 million for the third quarter of 2025.

Income Taxes

The provision for income taxes was calculated at an effective rate of 23.3% and 23.8% for the third quarter of 2026 and 2025, respectively. The decrease is primarily due to more tax benefits on the exercise of non-qualified stock options during the third quarter of 2026 compared to the third quarter of 2025.

Comparison of Nine Months Ended September 26, 2026 to Nine Months Ended September 27, 2025

Revenue

Revenues for the first nine months of 2026 totaled $70.7 million compared to $65.0 million for the comparable period in 2025.

Royalties and Franchise Fees

Royalties increased to $61.1 million for the first nine months of 2026 from $57.3 million for the first nine months of 2025, a 6.5% increase. The increase is primarily from higher franchise retail sales, and to a lesser extent, from having additional franchise stores in the first nine months of 2026 compared to the same period in 2025.

Franchise fees of $1.1 million for the first nine months of 2026 were comparable to $1.1 million for the first nine months of 2025.

North American Advertising Fund

Contributions for the North American Advertising Fund were $3.8 million for the first nine months of 2026. Contributions for the Ad Fund commenced July 1, 2026. There were no contributions in 2025.

Software

Software increased to $0.7 million for the first nine months of 2026 from $0.3 million for the first nine months of 2025 primarily due to the introduction of the $295 monthly software fee per store location that commenced on September 1, 2026.

Leasing Income

We had no leasing income for the first nine months of 2026 compared to $2.4 million for the same period in 2025. Leasing income in the first nine months of 2025 reflected the settlement of customer litigation. As of December 27, 2025, the previously announced run-off of the leasing portfolio was completed and we no longer have any leasing customers or leased assets.

Merchandise Sales

Merchandise sales include the sale of product to franchisees either through our Computer Support Center or through the Play It Again Sports buying group (together, “Direct Franchisee Sales”). Direct Franchisee Sales increased to $2.5 million for the first nine months of 2026 compared to $2.4 million in the same period of 2025. The increase is primarily due to an increase in technology purchases by our franchisees.

North American Advertising Fund Expense

North American advertising fund expense was $3.8 million for the first nine months of 2026. There was no expense in 2025.

Cost of Merchandise Sold

Cost of merchandise sold includes in-bound freight and the cost of merchandise associated with Direct Franchisee Sales. Cost of merchandise sold increased to $2.4 million for the first nine months of 2026 compared to $2.3 million in the same period of 2025. The increase is due to an increase in Direct Franchise Sales discussed above. Cost of merchandise sold as a percentage of Direct Franchisee Sales for the first nine months of 2026 and 2025 was 93.7% and 95.1%, respectively.

Selling, General and Administrative

Selling, general and administrative expenses increased 7.8% to $22.7 million in the first nine months of 2026 compared to $21.1 million in the same period of 2025. The increase was primarily due to an increase in compensation related expenses for the Company’s investments in technology and marketing.

Interest Expense

Interest expense of $1.8 million for the first nine months of 2026 was comparable to $1.8 million for the first nine months of 2025.

Income Taxes

The provision for income taxes was calculated at an effective rate of 22.2% and 21.7% for the first nine months of 2026 and 2025, respectively. The increase is primarily due to less tax benefits on the exercise of non-qualified stock options during the third quarter of 2026 compared to the third quarter of 2025.

Segment Comparison of Three Months Ended September 26, 2026 to Three Months Ended September 27, 2025

Franchising Segment Operating Income

The franchising segment’s operating income for the third quarter of 2026 increased to $15.8 million from $14.9 million for the third quarter of 2025. The increase in segment contribution was due to increased royalty revenue and software revenue, partially offset by an increase in selling, general, and administrative expenses.

Former Other Operating Segment Income

The Company had no other operating segment during 2026. The former other operating segment generated less than $0.1 million of operating income in the third quarter of 2025.

Segment Comparison of Nine Months Ended September 26, 2026 to Nine Months Ended September 27, 2025

Franchising Segment Income

The franchising segment operating income for the first nine months of 2026 increased to $41.8 million from $41.6 million for the first nine months of 2025. The increase in segment contribution was due to increased royalty revenue and software revenue, partially offset by an increase in selling, general and administrative expenses.

Former Other Operating Segment Income

The Company had no other operating segment during 2026. The former other operating segment generated $2.3 million of operating income in the first nine months of 2025. The segment contribution in the first nine months of 2025 reflected the settlement of customer litigation.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash flows from operations and borrowings. The components of the Consolidated Condensed Statements of Operations that reduce our net income but do not affect our liquidity include non-cash items for depreciation and amortization and compensation expense related to stock options.

We ended the third quarter of 2026 with $28.1 million in cash, cash equivalents and restricted cash compared to $39.9 million in cash, cash equivalents and restricted cash at the end of the third quarter of 2025.

Operating activities provided $35.5 million of cash during the first nine months of 2026, compared to $36.4 million provided during the same period last year. The decrease in cash provided by operating activities during the first nine months of 2026 compared to 2025 was primarily due to an increase in non-cash operating working capital.

Investing activities used $2.5 million of cash during the first nine months of 2026, compared to $0.2 million used during the same period last year. The 2026 activities primarily consisted of software development costs related to the modernization of our point-of-sale system.

Financing activities used $15.3 million of cash during the first nine months of 2026. Cash used in financing activities during the first nine months of 2026 consisted of $10.8 million for the payment of dividends and $8.1 million for the repurchase of common stock; partially offset by $3.5 million of proceeds from exercise of stock options. See Note 9 — “Shareholders’ Equity Deficit.”

Our debt facilities include a Line of Credit with CIBC Bank USA and a Note Agreement with Prudential. These facilities have been and will continue to be used for general corporate purposes, are secured by a lien against substantially all of our assets, contain customary financial conditions and covenants, and require maintenance of minimum levels of debt service coverage and maximum levels of leverage (all as defined within the agreements governing the facilities). As of September 26, 2026, we were in compliance with all of the financial covenants under the Line of Credit and the Note Agreement.

The Line of Credit provides for up to $20.0 million in revolving loans and $30.0 million in delayed draw term loans. As of September 26, 2026, we had no revolving loans outstanding, and had delayed draw term loan borrowings totaling $30.0 million that mature in 2029.

See Part I, Item 1, Note 10 – “Debt” for more information regarding the Line of Credit and Note Agreement.

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company incurs financial market risk in the form of interest rate risk. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At September 26, 2026, the Company’s Line of Credit with CIBC Bank USA included a commitment for revolving loans of $20.0 million. The interest rates applicable to revolving loans are based on either the bank’s base rate or SOFR for short-term borrowings (twelve months or less). The Company had no revolving loans outstanding at September 26, 2026 under this Line of Credit. The Company had no interest rate derivatives in place at September 26, 2026. The Company’s fixed rate debt exposes the company to changes in the market interest rate only to the extent that the Company may need to refinance maturing debt with new debt at a higher rate.

None of the Company’s cash and cash equivalents at September 26, 2026 was invested in money market mutual funds, which are subject to the effects of market fluctuations in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the nine months ended September 26, 2026. During fiscal 2025, approximately 9.1% of the Company’s total revenues and a de minimis amount of expenses were denominated in a foreign currency. Based upon these revenues and expenses, a 10% increase or decrease in the foreign currency exchange rates would impact annual pretax earnings by approximately $782,700. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2026, the Company implemented a monthly Software Fee for all locations as well as a North American Advertising Fund for all Plato’s Closet locations. Additionally, the Company disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2026 the implementation of separate North American Advertising Funds for our Once Upon A Child and Play It Again Sports brands. As a result of the implementation of these fees, the Company has added an additional risk factor.

The Company’s implementation of a monthly Software Fee and the introduction of North American Advertising Funds for its Plato’s Closet, Once Upon A Child, and Play It Again Sports brands may adversely affect franchisee relationships and system performance.

The Company periodically implements system initiatives, including technology platforms, advertising programs, and related fees, that are intended to support brand development and operational consistency across its franchised systems. These initiatives, including the implementation of a North American Advertising Fund for its Plato’s Closet, Once Upon A Child, and Play It Again Sports brands and a monthly Software Fee may increase franchisee operating costs and may not result in immediate or uniform benefits for all franchisees. If franchisees view such initiatives as burdensome, ineffective, or misaligned with their business needs, franchisee satisfaction and compliance may be adversely affected. Any deterioration in franchisee relationships could negatively impact franchisee retention, the pace of new franchise development, and the overall performance of the Company’s franchise systems.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company’s common stock repurchases during the third quarter of 2026.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number of	Average Price	Part of a Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan

June 28, 2026 to August 1, 2026	—	$—	—	70,656
August 2, 2026 to August 29, 2026	—	$—	—	70,656
August 30, 2026 to September 26, 2026	33,024	$298.14	33,024	37,632
(1)	The Board of Directors’ authorization for the repurchase of shares of the Company’s common stock was originally approved in 1995 with no expiration date. The total shares approved for repurchase has been increased by additional Board of Directors’ approvals and as of September 26, 2026 was limited to 5,400,000 shares, of which 37,632 may still be repurchased.

ITEM 3: Defaults Upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

During the nine months ended September 26, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended September 26, 2026, formatted in Inline XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Shareholders’ Equity (Deficit), (iv) Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of Winmark Corporation and Subsidiaries for the quarter ended September 26, 2026, formatted in Inline XBRL (contained in Exhibit 101).

*Filed Herewith

(1)	Incorporated by reference to the specified exhibit to the Registration Statement on Form S-1, effective August 24, 1993 (Reg. No. 333-65108).

(2)	Incorporated by reference to the specified exhibit to the Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINMARK CORPORATION

Date: October 14, 2026	By:	/s/ Brett D. Heffes
Brett D. Heffes Chair of the Board and Chief Executive Officer (principal executive officer)

Date: October 14, 2026	By:	/s/ Anthony D. Ishaug
		Anthony D. Ishaug Chief Financial Officer and Treasurer (principal financial and accounting officer)